Form 10-Q
period 1996-03-31
CASS COMMERCIAL CORP
filed 1996-05-14
CIK 708781

- -------------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                          -----------------

                              FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED MARCH 31, 1996
                     COMMISSION FILE NO. 2-80070

                          -----------------


                     CASS COMMERCIAL CORPORATION

                INCORPORATED UNDER THE LAWS OF MISSOURI
             I.R.S. EMPLOYER IDENTIFICATION NO. 43-1265338

           3636 SOUTH GEYER ROAD, SUNSET HILLS, MISSOURI 63127

                     TELEPHONE:  (314) 821-1500

                          -----------------



     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     Yes  X         No
        -----         -----

     The number of shares outstanding of registrant's only class of stock as of March 31, 1996: Common stock, par value $2.50 per share - 1,929,274 shares outstanding.








- -------------------------------------------------------------------------------
     This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.
- -------------------------------------------------------------------------------

PART I, ITEM 1
- --------------

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                        (IN THOUSANDS EXCEPT SHARE
                                                            AND PER SHARE DATA)
                                                        --------------------------
                                                           MARCH 31  DECEMBER 31
                                                             1996       1995
ASSETS                                                     --------  -----------
- ------
Cash and due from banks                                    $ 22,144   $  8,529
Federal funds sold and other short-term investments          42,501     81,813
                                                           --------   --------
     Cash and cash equivalents                               64,645     90,342
                                                           --------   --------
Investments in debt and equity securities:
     Held-to-maturity, estimated market value of
       $127,484 and $131,378 at March 31, 1996
       and December 31, 1995, respectively                  127,795    130,172
     Available-for-sale, at estimated market value           28,814     17,688
                                                           --------   --------
       Total investments in debt and equity securities      156,609    147,860
                                                           --------   --------

Loans, net of unearned income                               185,976    174,193
     Less:   Allowance for loan losses                        6,377      6,358
                                                           --------   --------
     Loans, net                                             179,599    167,835
                                                           --------   --------
Premises and equipment, net                                   8,255      8,267
Accrued interest receivable                                   3,566      3,788
Other assets                                                  8,435      7,619
                                                           --------   --------
       Total assets                                       $ 421,109  $ 425,711
                                                           ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Liabilities:
- -----------
Deposits:
     Noninterest-bearing                                     61,887     64,106
     Interest-bearing                                        94,639     97,620
                                                           --------   --------
       Total deposits                                       156,526    161,726
Accounts and drafts payable                                 208,857    209,029
Securities sold under repurchase agreements and
     other short-term borrowings                              4,253      4,947
Other liabilities                                             7,149      6,696
                                                           --------   --------
     Total liabilities                                      376,785    382,398
                                                           --------   --------

Stockholders' Equity:
- --------------------
Common stock, par value $2.50 per share;  4,000,000
     shares authorized and 2,000,000 shares issued            5,000      5,000
Surplus                                                       1,740      1,740
Retained earnings                                            39,185     38,153
Unamortized stock bonus awards                                 (238)      (266)
Unrealized holding loss on investments in debt and equity
     securities available-for-sale                              (79)       (30)
Common shares in treasury, at cost (70,726 shares at
     March 31, 1996 and December 31, 1995)                   (1,284)    (1,284)
                                                           --------   --------
       Total stockholders' equity                            44,324     43,313
                                                           --------   --------
       Total liabilities and stockholders' equity         $ 421,109  $ 425,711
                                                           ========   ========

See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                              (IN THOUSANDS
                                                          EXCEPT PER SHARE DATA)
                                                          ----------------------
                                                           THREE MONTHS ENDED
                                                                 MARCH 31
                                                          ----------------------
                                                             1996       1995
                                                            -------    -------
INTEREST INCOME:
- ---------------
Interest and fees on loans                                  $ 3,830    $ 3,367
Interest on debt securities:
     Taxable                                                  2,211      2,542
     Exempt from Federal income taxes                            15          9
Interest on Federal funds sold and other
     short-term investments                                     582        636
                                                            -------    -------
     Total interest income                                    6,638      6,554
                                                            -------    -------

INTEREST EXPENSE:
- ----------------
Interest on deposits                                          1,057        824
Interest on short-term borrowings                                38         18
                                                            -------    -------
     Total interest expense                                   1,095        842
                                                            -------    -------
     Net interest income                                      5,543      5,712
Provision for loan losses                                        --         --
                                                            -------    -------
     Net interest income after provision
          for loan losses                                     5,543      5,712
                                                            -------    -------

NONINTEREST INCOME:
- ------------------
Information services revenues:
     Freight payment and processing revenue                   4,542      5,287
     Freight rating services income                             904        925
Service charges on deposit accounts                             127         86
Other                                                           172        185
                                                            -------    -------
     Total noninterest income                                 5,745      6,483
                                                            -------    -------

NONINTEREST EXPENSE:
- -------------------
Salaries and employee benefits                                6,071      6,405
Occupancy expense                                               518        513
Equipment expense                                               622        681
Other                                                         1,856      2,047
                                                            -------    -------
     Total noninterest expense                                9,067      9,646
                                                            -------    -------
     Income before income tax expense                         2,221      2,549
Income tax expense                                              746        904
                                                            -------    -------
     Net income                                             $ 1,475    $ 1,645
                                                            =======    =======
Net income per share                                        $   .76    $   .86
                                                            =======    =======

See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                  (IN THOUSANDS)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                               --------------------
                                                                1996         1995
                                                               -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
- ------------------------------------
Net income                                                     $ 1,475      $ 1,645
Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                601          614
      Decrease in accrued interest receivable                      222          717
      Amortization of stock bonus awards                            28           --
      Other operating activities, net                             (324)       1,102
                                                               -------      -------
       Net cash provided by operating activities                 2,002        4,078
                                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
- ------------------------------------
Proceeds from maturities of and principal
     payments made on debt securities                            3,760        5,142
Purchases of debt securities                                   (12,727)        (147)
Net increase in loans                                          (11,783)      (1,425)
Recoveries of loans previously charged off, net                     19           85
Purchases of premises and equipment                               (459)        (238)
                                                               -------      -------
       Net cash provided by (used in) investing activities     (21,190)       3,417
                                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------
Net decrease in demand, interest-bearing
     demand and savings deposits                                (5,734)      (9,316)
Net increase (decrease) in time deposits                           534          (22)
Net increase (decrease) in accounts and drafts payable            (172)      13,356
Net decrease in securities sold under
     repurchase agreements                                        (694)        (480)
Treasury stock purchased                                            --           (3)
Dividends paid                                                    (443)        (402)
                                                               -------      -------
       Net cash provided by (used in) financing activities      (6,509)       3,133
                                                               -------      -------
Net increase (decrease) in cash and cash equivalents           (25,697)      10,628
Cash and cash equivalents at beginning of period                90,342       70,806
                                                               -------      -------
Cash and cash equivalents at end of period                     $64,645      $81,434
                                                               -------      -------
Supplemental information:
       Cash paid for interest                                  $ 1,097      $   834
                                                               =======      =======
       Net taxes paid                                          $    97      $    84
                                                               =======      =======

See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996

Note 1 - Basis of Presentation

     Cass Commercial Corporation (the Company) provides a full range of banking services to individual, corporate and institutional customers through its wholly owned subsidiary bank, Cass Bank & Trust Company (the Bank). The Bank is subject to competition from other financial and nonfinancial institutions throughout the metropolitan St. Louis, Missouri area.
Additionally, the Company and the Bank are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.
     The Company also provides information services through its wholly owned subsidiary, Cass Information Systems, Inc. (CIS). These logistics-related services include processing and payment of freight charges, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. CIS is subject to competition from other commercial concerns providing similar services to companies throughout the United States and Canada. The consolidated balance sheet caption, 'Accounts and Drafts Payable', consists of obligations related to freight bill payment services which are performed for customers.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Impact Of New Accounting Pronouncements

     The Company adopted the provisions of Statement of Financial
Accounting Standards No. 114, Accounting by Creditors for
Impairment of a Loan (SFAS 114), as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS
118), on January 1, 1995.

     SFAS 114 (as amended by SFAS 118) defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans for which the terms have been modified in troubled debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan must be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. SFAS 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor has determined foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

     SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on loans for which the accrual of income has been discontinued, which the the Company has opted to do.

     The adoption of SFAS 114 and SFAS 118 resulted in no adjustment to the allowance for loan losses.

     During October 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair value-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years that begin after December 15, 1994. The Company plans to continue to measure compensation cost using APB 25, therefore the adoption of SFAS No. 123 will not have any impact on the Company's financial condition or results of operations.

     During May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS 122). SFAS 122 requires that an institution which sells or securitizes loans it has originated or purchased and maintains the servicing rights to capitalize the cost of the rights to service such loans. SFAS 122 also requires that an enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 should be applied prospectively for fiscal years beginning after December 15, 1995. As the Company is not currently selling or securitizing any loans that it has originated or purchased, SFAS 122 will not have any impact on the Company's financial statements.

     During March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS
121). SFAS 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. SFAS 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. SFAS 121 requires long-lived assets and certain assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell, except for assets covered by the provisions of APB Opinion No. 30. SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company does not anticipate that the adoption of SFAS 121 will have a significant impact on its financial statements.

Note 3 - Earnings Per Share

     Average common and common stock equivalents outstanding for the three month periods ended March 31, 1996 and 1995 were 1,929,274 and 1,914,318, respectively.

Note 4 - Stock Option Plan / Stock Bonus Plan

     During May 1995, the Company's Board of Directors established the 1995 Performance-Based Stock Option Plan (the Option Plan) and the 1995 Restricted Stock Bonus Plan (the Bonus Plan). These plans were adopted to aid the Company in securing and retaining qualified personnel. The Option Plan provides for the granting of options on up to 200,000 shares of the Company's common stock. As of March 31, 1996, options for 60,000 shares had been awarded under the Option Plan at an option price of $20.63 per share. These options vest over a period not to exceed seven years, but the vesting period can be less based on the Company's attainment of certain financial operating performance criteria. The Bonus Plan provides for the issuance of up to 50,000 shares of the Company's common stock. As of March 31, 1996, an aggregate of 16,000 shares of the Company's common stock had been awarded to five participants. Interest in the shares of common stock awarded under the Bonus Plan are subject to forfeiture and vest ratably over a three year period. Common stock awarded under the Bonus Plan is accounted for through the establishment of a contra stockholders' equity account. This contra stockholders' equity account is amortized against income over the vesting period of the stock awards.


Note 5 - Reclassifications

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation. Such reclassifications have no effect on previously reported net income.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Net Income
- ----------

     Cass Commercial Corporation (the Company) operates in two primary business segments through its two wholly owned subsidiaries, Cass Bank and Trust Company (Cass Bank), which operates as a commercial bank, and Cass Information Systems, Inc.
(CIS), an information services company, whose operations include the processing and payment of freight charges, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. The Company had net income of $1,475,000 for the three-month period ended March 31,1996 (the "First Three Months of 1996") compared to net income of $1,645,000 for the three-month period ended March 31,1995 (the "First Three Months of 1995").

     The following paragraphs more fully discuss the changes in financial condition and results of operations for the First Three Months of 1996 compared to the First Three Months of 1995. Such information is provided on a consolidated basis for the Company, Cass Bank and CIS, with expanded disclosures for specific effects CIS's operations have on particular account captions.


Net Interest Income
- -------------------

     The Company's tax-equivalent net interest margin on earning assets decreased in the First Three Months of 1996 to 5.96 % from 6.34% in the First Three Months of 1995. The prime rate decreased from 9.00% in February, 1995 to 8.25% in February, 1996. The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable (See interest sensitivity gap measurement under the section entitled "Asset/Liability Management Program"), as well as a significant portion of the Company's loan portfolio bearing a floating rate of interest.

     The decrease of $9,164,000 in average earning assets, net of interest-bearing liabilities, coupled with a decrease in the net interest margin resulted in a decrease in net tax-equivalent interest income of $173,000 in the First Three Months of 1996 compared to the First Three Months of 1995. The mix of earning assets changed in the First Three Months of 1996 compared to the First Three Months of 1995 with an increase of $28,281,000 in the average balance of loans and a decrease of $21,218,000 in investment in debt and equity securities. The positive effect of this change in mix was more than offset by the decrease in average net earning assets. The interest volume and rate variance analysis presented on page 7 provides a detailed explanation of the changes in net interest income for the First Three Months of 1996 compared to the First Three Months of 1995.

TABLE 1:  CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
          INCOME ANALYSIS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(TAX-EQUIVALENT BASIS, IN THOUSANDS)

                                                                     AVERAGE           INTEREST             INCREASE(DECREASE)
                                               AVERAGE BALANCE      YIELD/RATE      INCOME/EXPENSE           DUE TO CHANGE IN
                                               ---------------      ----------      --------------    NET   ------------------
                                               1996       1995     1996    1995     1996     1995    CHANGE   VOLUME   RATE
                                               ----       ----     ----    ----     ----     ----    ------   ------   ----
ASSETS
- ------
Interest-earning assets:
  Loans                                      $180,188   $151,907   8.55%   9.02%   $3,838   $3,380   $ 458    $ 638   $(180)
  Investment in debt and equity securities    148,913    170,131   6.02    6.10     2,235    2,559    (324)    (293)    (31)
  Federal funds sold and other
     short-term investments                    44,807     44,858   5.21    5.75       582      636     (54)      (1)    (53)
                                             --------   --------   ----    ----    ------   ------   -----    -----   -----
     Total interest-earning assets            373,908    366,896   7.14    7.27     6,655    6,575      80      344    (264)
                                             --------   --------   ----    ----    ------   ------   -----    -----   -----

Nonearning assets:
  Cash and due from banks                      17,196     14,548
  Premises and equipment                        8,278      7,496
  Other assets                                 10,224     10,523
  Allowance for loan losses                    (6,365)    (6,403)
                                             --------   --------
       Total assets                           403,241    393,060
                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand deposits             22,019     20,036   3.32    2.85       182      141      41       16      25
  Savings deposits                             62,427     50,015   4.74    4.52       737      558     179      151      28
  Time deposits of $100,000
      or more                                   4,579      4,918   5.43    5.44        62       66      (4)      (4)     --
  Other time deposits                           5,777      5,530   5.28    4.33        76       59      17        3      14
                                             --------   --------   ----    ----    ------   ------   -----    -----   -----
     Total interest-bearing deposits           94,802     80,499   4.47    4.15     1,057      824     233      166      67
  Federal funds purchased and securities
      sold under repurchase agreements          3,456      1,583   4.41    4.61        38       18      20       21      (1)
                                             --------   --------   ----    ----    ------   ------   -----    -----   -----
     Total interest-bearing liabilites         98,258     82,082   4.47    4.16     1,095      842     253      187      66
                                             --------   --------   ----    ----    ------   ------   -----    -----   -----

Noninterest-bearing liabilities:
  Demand deposits                              56,051     54,644
  Accounts and drafts payable                 197,981    210,020
  Other liabilities                             7,339      7,303
                                             --------   --------
       Total liabilities                      359,629    354,049
Stockholders' equity                           43,612     39,011
                                             --------   --------
       Total liabilities and
        stockholders' equity                 $403,241   $393,060
                                             ========   ========
       Net interest income                                                         $5,560   $5,733   $(173)    $157   $(330)
                                                                                   ======   ======   =====    =====   =====
       Net yield on interest-earning assets      5.96%      6.34%
                                             ========   ========

Provision for Loan Losses
- -------------------------

     A significant determinant of the Company's operating results is the level of loan losses and the provision for loan losses. There was no charge to earnings to provide for loan losses for the First Three Months of 1996 or the First Three Months of 1995. Management determined there was no need for any provision for loan losses during these periods. This determination was based on the low level of nonperforming loans compared to the existing balance of the allowance for loan losses, and the Company experiencing a net recovery of $85,000 in the First Three Months of 1995 and a net recovery of $19,000 in the First Three Months of 1996.

     Factors which influence management's determination of the provision for loan losses charged to expense, among other things, include: evaluation of each nonperforming and/or classified loan to determine the estimated loss exposure under existing circumstances known to management; evaluation of all potential problem loans identified in light of possible loss exposure based upon existing circumstances known to management; analysis of the loan portfolio with regard to potential future loss exposure on loans to specific customers and/or industries; current economic conditions; and, an overall review of the loan portfolio in light of past loan loss experience.

     At March 31, 1996, nonperforming loans, including nonaccrual loans and loans past due 90 days or more, totalled $310,000 which represents a $77,000 decrease from the level of nonperforming loans at March 31, 1995. The March 31, 1996 amount of nonperforming loans represents .17% of total loans, which is below industry averages.

     At March 31, 1996, impaired loans totalled $948,000 which includes $264,000 nonaccrual loans. The allowance for loan losses on impaired loans was $602,000 at March 31, 1996. Impaired loans with no related allowance for loan losses totaled $138,000 at March 31, 1996. The average balance of impaired loans during the First Three Months of 1996 was $945,000.

     The allowance for loan losses at March 31, 1996 was $6,377,000 and at December 31, 1995 was $6,358,000. The allowance for loan losses at March 31, 1996 represents 3.43% of total loans outstanding compared to 3.65% at December 31, 1995. The allowance covers nonperforming loans at March 31, 1996 approximately 20.6 times.

     The following table presents information as of and for the three-month period ended March 31, 1996 and 1995 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                          1996      1995
                                                        --------   --------
                                                  (dollars expressed in thousands)

Allowance at beginning of period                        $  6,358   $  6,334
Provision for loan losses charged to expense                  --         --

Loans charged off                                             (1)       (35)
Recoveries on loans previously charged off                    20        120
                                                        --------   --------
Net loan recoveries                                           19         85
                                                        --------   --------
Allowance at end of period                              $  6,377   $  6,419
                                                        ========   ========
Loans outstanding:
     Average                                            $180,188   $151,907
     March 31                                            185,976    153,891

Ratio of allowance for loan losses to
       loans outstanding:
     Average                                                3.54%      4.23%
     March 31                                               3.43%      4.17%

Nonperforming loans:
     Nonaccrual loans                                   $    264   $    202
     Loans past due 90 days or more                           46        185
                                                        --------   --------
     Total                                              $    310   $    387
                                                        --------   --------
Nonperforming loans as a percent of
     average total loans                                     .17%       .25%

Noninterest Income
- ------------------

     Noninterest income is principally derived from service fees generated by CIS's Payment Systems and Software Systems Groups. Total noninterest income for the First Three Months of 1996 decreased $738,000 (11.4%) from the First Three Months of 1995.

     CIS's Payment Systems Group experienced a decrease in processing revenues of $745,000 (14.1%), in the First Three Months of 1996 compared to The First Three Months of 1995. CIS acquired the Freight Management Division of The First National Bank of Boston effective June 1, 1994. The accounts of this division were converted to CIS's processing systems in two phases. The first phase of conversion was completed in May, 1995, and the second phase was completed in December, 1995. These conversions resulted in a number of lost accounts which were generally expected and generally represented accounts which were previously processed on an unprofitable basis. The Boston operation accounted for a decrease in processing revenues of $887,000 in the First Three Months of 1996 compared to the First Three Months of 1995. The remainder of CIS's Payment Systems Group experienced an increase in processing revenues of $142,000 in the First Three Months of 1996 compared to the First Three Months of 1995. The volume of accepted new business proposals remains strong and should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout 1996.


Noninterest Expense
- -------------------

     Total noninterest expense for the First Three Months of 1996 decreased $579,000 (6.0%) from the First Three Months of 1995 resulting primarily from decreased operating expenses at CIS's operation in Boston. Total noninterest operating expense excluding intercompany charges of the Boston facility decreased $753,000 in the First Three Months of 1996 compared to the First Three Months of 1995.

     Salaries and benefits expense decreased $334,000 (5.2%) in the First Three Months of 1996 compared to the First Three Months of 1995. CIS's Boston operation accounted for a decrease of $498,000 resulting from staff attrition and adjustments as account conversions were completed after the First Three Months of 1995. The Company experienced an increase of $164,000 (3.3%) in salary and benefits expense in the remainder of its operations resulting from salary increases effective January 1, 1996.

     Equipment expense decreased $59,000 (8.7%) in the First Three Months of 1996 from the First Three Months of 1995. Data processing system changes in CIS's Payment Systems Group late in 1995 accounted for the decrease during the First Three Months of 1996.

     Other noninterest expense decreased $191,000 (9.3%) in the First Three Months of 1996 compared to the First Three Months of 1995. Cass Bank experienced a decrease of $74,000 in FDIC insurance expense in the First Three Months of 1996 compared to the First Three Months of 1995 resulting from a reduction in Cass Bank's assessment rate to a minimum of $2,000 per year. The remainder of the decrease in the First Three Months of 1996 largely resulted from a decrease in expenses in the CIS Boston operation as accounts have been converted to CIS's processing systems.


Balance Sheet Analysis
- ----------------------

     Federal funds sold and other short-term investments decreased from $81,813,000 at December 31, 1995 to $42,501,000 at March 31,
1996. The average balance of these accounts was $44,807,000 in the First Three Months of 1996 compared to $44,858,000 in the First Three Months of 1995. See Table I, page 7 for a presentation of average balances.

     Total loans increased $11,783,000 (6.8%) from $174,193,000 at
December 31, 1995 to $185,976,000 at March 31, 1996. The average balances of loans increased $28,281,000 (18.6%) from $151,907,000 in the First Three Months of 1995 to $180,188,000 in the First Three Months of 1996. Loan demand and new business volume increased throughout 1995 and has continued into the First Three Months of 1996.

     Investments in debt and equity securities increased $8,749,000 (5.9%) from $147,860,000 at December 31, 1995 to $156,609,000 at
March 31, 1996. The average balance of investment securities decreased $21,218,000 (12.5%) from $170,131,000 in the First Three
Months of 1995 to $148,913,000 in the First Three Months of 1996.

     Total earning assets decreased $5,165,000 (1.3%) from $412,395,000 at December 31, 1995 to $407,230,000 at March 31,
1996. The average balance of earning assets increased $7,012,000 (1.9%) from $366,896,000 in the First Three Months of 1995 to $373,908,000 in the First Three Months of 1996. This increase was funded by an increase of $16,176,000 in the average balance of interest-bearing liabilities.

     Interest-bearing deposits decreased from $97,620,000 at December 31, 1995 to $94,639,000 at March 31, 1996. The average balances of these deposits increased $14,303,000 (17.8%) from $80,499,000 in the First Three Months of 1995 to $94,802,000 in the First Three Months of 1996. The most significant increase in these deposits occurred in interest-bearing commercial savings accounts.

     Noninterest-bearing deposits decreased $2,219,000 (3.5%) from $64,106,000 at December 31, 1995 to $61,887,000 at March 31, 1996.
The average balance of these accounts increased $1,407,000 (2.6%) from $54,644,000 in the First Three Months of 1995 to $56,051,000 in the First Three Months of 1996.

     Accounts and drafts payable generated by CIS in its freight payment operations decreased slightly from $209,029,000 at December 31, 1995 to $208,857,000 at March 31, 1996. The average balances of these funds decreased from $210,020,000 for the First Three Months of 1995 to $197,981,000 in the First Three Months of 1996. This decrease resulted mainly from lost business associated with the conversion of CIS's Boston operation as discussed on page 10.

Liquidity
- ---------

     As of March 31, 1996, approximately 59% of the Company's loan portfolio was composed of commercial loans, of which 78% represented loans maturing within one year. As of the same date, real estate loans represented approximately 39% of the total and of these, 32% represented balances maturing within one year.
Approximately 2% of the loan portfolio is represented by installment loans.

     The liquidity of the Company is primarily represented by cash and due from banks of $22,144,000 and Federal funds sold and other short-term investments of $42,501,000 at March 31, 1996. Included in this caption are $30,751,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

     Investments in debt and equity securities represented approximately 37% of total assets at March 31, 1996. Of the U.S. Government securities in the Company's investment portfolio, which represented 72% of the total, 21% have maturities of less than one year. U.S. Government Agencies and Corporations represented 27% of the total. Obligations of states and political subdivisions constituted 1% of the investment portfolio at March 31, 1996.
There were no sales of debt securities in the First Three Months of 1996. Of the total portfolio, over 87% of the securities have maturities of five years or less. These securities provide the Company longer term liquidity than its primary sources, cash and due from banks and other short-term instruments. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available-for-sale; however, the Company does not foresee any such short-term liquidity needs.

     The deposits of Cass Bank consist of a sizable volume of core deposits. Historically, the Company has been a net provider of Federal funds. During the First Three Months of 1996, the Company was a net provider of Federal funds, averaging nearly $9,200,000 in net funds sold. Additionally, the Company averaged over $35,500,000 in short-term money market funds during the First Three Months of 1996. The Company was able to meet its liquidity requirements in the First Three Months of 1996 through the growth of deposit accounts and the liquid nature of Federal funds sold and other short-term investments.

Asset/Liability Management Program
- ----------------------------------

     The Company's earning assets significantly exceed its interest-bearing liabilities. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. Within this framework, the Company's asset/liability management program strives to maintain an appropriate balance between rate-sensitive assets and liabilities. The primary goal of the Company is to maintain a level of earning assets net of interest-bearing liabilities which will produce a relatively high net interest margin compared to other financial institutions. The Company's Investment Committee monitors the sensitivity of its subsidiaries' assets and liabilities with respect to changes in interest rates and repricing opportunities, and directs the overall acquisition and allocation of funds.

     The following table presents the Company's rate sensitive position at March 31, 1996 for the various time frames indicated.

                                                       OVER     OVER
                                                      THREE     SIX    OVER ONE
                                           THREE     THROUGH  THROUGH  THROUGH      OVER
                                VARIABLE   MONTHS      SIX     TWELVE    FIVE       FIVE
                                  RATE     OR LESS    MONTHS   MONTHS   YEARS       YEARS    TOTAL
                                --------   -------   -------  -------  --------     -----    -----
                                                (Dollars expressed in thousands)
Interest-earning assets:

  Loans                         $ 91,618   $ 4,451   $ 5,659   $ 9,347  $ 74,570  $    331  $185,976
  Investment in debt and
    equity securities                 --     6,283     6,006    12,118   111,313    20,889   156,609
  Federal funds sold and other
      short-term investments      42,501        --        --        --        --        --    42,501
                                --------   -------   -------   -------  --------  --------  --------
    Total interest-earning
      assets                    $134,119   $10,734   $11,665   $21,465  $185,883  $ 21,220  $385,086
                                ========   =======   =======   =======  ========  ========  ========

Interest-bearing liabilities:

  Interest-bearing
      transaction accounts      $ 84,215   $    --   $    --   $    --  $     --  $     --  $ 84,215
  Time deposits-$100,000
      or more                         --     1,409     1,191     1,917        --        --     4,517
  Other time deposits                 --     1,669     1,886     1,472       880        --     5,907
  Federal funds purchased
      and securities sold under
      repurchase agreements        4,253        --        --        --        --        --     4,253
                                --------   -------   -------   -------  --------  --------  --------
    Total interest-bearing
            liabilities         $ 88,468   $ 3,078   $ 3,077   $ 3,389  $    880  $     --  $ 98,892
                                ========   =======   =======   =======  ========  ========  ========
Interest sensitivity gap:
    Periodic                    $ 45,651   $ 7,656   $ 8,588   $18,076  $185,003  $ 21,220  $286,194
    Cumulative                    45,651    53,307    61,895    79,971   264,974   286,194

Ratio of interest-sensitive
    assets to interest-sensitive
    liabilities:
        Periodic                   1.52x     3.49x     3.79x     6.33x   211.23x        --     3.89x
        Cumulative                 1.52x     1.58x     1.65x     1.82x     3.68x     3.89x     3.89x

Capital Resources
- -----------------
     Stockholders' equity was $44,324,000 or 10.53% of total assets at March 31, 1996, an increase of $1,011,000 over the amount outstanding at December 31, 1995. This increase resulted from net income of $1,475,000; dividends paid of $443,000 ($.23 per share); decrease in unrealized holding losses of $49,000; and the amortization of the stock bonus plan of $28,000. Primary capital, including the allowance for loan losses, reached $50,701,000 at March 31, 1996 or 12.04% of total assets compared to $49,671,000 or 11.60% of total assets at December 31, 1995.

     Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

     The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at March 31, 1996:

                                                         Company      Cass
                                                       Consolidated   Bank
                                                       ------------  ------
     Leverage Ratio                                        10.45%     11.20%
     Tangible Capital Ratio                                11.96      13.30
     Primary Capital                                       12.04      13.30
     Risk Based Capital:
           Tier I                                          17.76      15.53
           Tier II                                         19.01      16.78


Inflation
- ---------

     Inflation can impact the financial position and results of the operations of financial institutions because financial institutions hold monetary assets and monetary liabilities. Monetary assets and liabilities are those which can be converted into a fixed number of dollars, and include cash, investments, loans and deposits. The Company's consolidated balance sheets, as is typical of financial institutions, reflect a net positive monetary position (monetary assets exceeding monetary liabilities). During periods of inflation, the holding of a net positive monetary position will result in an overall decline in the purchasing power of a financial institution.

PART II
- -------

Item 1.   LEGAL PROCEEDINGS
          -----------------
          None

Item 2.   CHANGES IN SECURITIES
          ---------------------
          None

Item 3.   DEFAULTS IN SENIOR SECURITIES
          -----------------------------
          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          ----------------------------------
          SECURITY HOLDERS
          ----------------
          None

Item 5.   OTHER INFORMATION
          -----------------
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits

          Number    Description
          ------    -----------

          3.1.a Amendment dated April 15, 1996 to Registrant's Articles of Incorporation


          (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three months ended March 31, 1996.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CASS COMMERCIAL CORPORATION

     DATE:     May 10, 1996          By           Lawrence A. Collett
                                       ----------------------------------------
                                                  Lawrence A. Collett
                                        Chairman and Chief Executive Officer



     DATE:     May 10, 1996          By          Lawrence L. Frieben
                                       ----------------------------------------
                                                 Lawrence L. Frieben
                                               Vice President-Secretary
                                       (Chief Financial and Accounting Officer)