Form 10-Q
period 1996-06-30
CASS COMMERCIAL CORP
filed 1996-08-14
CIK 708781

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended June 30, 1996
                          Commission File No. 2-80070

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

      The number of shares outstanding of registrant's only class of stock as of June 30, 1996: Common stock, par value $.50 per share - 1,929,274 shares outstanding.





- --------------------------------------------------------------------------------

      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

- --------------------------------------------------------------------------------

PART I, Item 1
- --------------

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
                                                              (In Thousands Except Share
                                                                  and Per Share Data)
                                                              --------------------------
                                                                June 30     December 31
                                                                 1996          1995
                                                              -----------  -------------
Assets
- ------

Cash and due from banks                                         $ 28,029    $  8,529
Federal funds sold and other short-term investments               39,978      81,813
                                                                --------    --------
   Cash and cash equivalents                                      68,007      90,342
                                                                --------    --------
Investments in debt and equity securities:
   Held-to-maturity, estimated market value of
      $130,716 and $131,378 at June 30, 1996
      and December 31, 1995, respectively                        132,778     130,172
   Available-for-sale, at estimated market value                  33,619      17,688
                                                                --------    --------
      Total investments in debt and equity securities            166,397     147,860
                                                                --------    --------

Loans, net of unearned income                                    195,252     174,193
   Less: Allowance for loan losses                                 6,421       6,358
                                                                --------    --------
      Loans, net                                                 188,831     167,835
                                                                --------    --------
Premises and equipment, net                                        8,013       8,267
Accrued interest receivable                                        4,010       3,788
Other assets                                                       7,944       7,619
                                                                --------    --------
       Total assets                                             $443,202    $425,711
                                                                ========    ========


Liabilities and Stockholders' Equity,
- -------------------------------------

Liabilities:
- -----------
Deposits:
   Noninterest-bearing                                            61,509      64,106
   Interest-bearing                                              104,157      97,620
                                                                --------    --------
      Total deposits                                             165,666     161,726
Accounts and drafts payable                                      219,473     209,029
Securities sold under repurchase agreements and
   other short-term borrowings                                     6,254       4,947
Other liabilities                                                  6,671       6,696
                                                                --------    --------
      Total liabilities                                          398,064     382,398
                                                                --------    --------

Stockholders' Equity:
- --------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                             --          --
Common stock, par value $.50 and $2.50 per share and
   20,000,000 and 4,000,000 shares authorized at June 30,
   1996 and December 31, 1995, respectively, and
   2,000,000 shares issued                                         1,000       5,000
Surplus                                                            5,740       1,740
Retained earnings                                                 40,227      38,153
Unamortized stock bonus awards                                      (211)       (266)
Unrealized holding loss on investments in debt and equity
   securities available-for-sale                                    (334)        (30)
Common shares in treasury, at cost (70,726 shares at
   June 30, 1996 and December 31, 1995)                           (1,284)     (1,284)
                                                                --------    --------
      Total stockholders' equity                                  45,138      43,313
                                                                --------    --------
      Total liabilities and stockholders' equity                $443,202    $425,711
                                                                ========    ========


See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                                                       Three Months Ended                     Six Months Ended
                                                            June 30                               June 30
                                                    ------------------------              ------------------------
                                                     1996              1995                1996              1995
                                                    ------            ------              ------            ------
                                                                 (In Thousands Except Per Share Data)
Interest Income:
- ----------------
Interest and fees on loans                          $4,005            $3,421             $ 7,836           $ 6,788
Interest on debt securities:
   Taxable                                           2,484             2,519               4,695             5,061
   Exempt from Federal income taxes                     19                12                  34                21
Interest on Federal funds sold and
   other short-term investments                        391               675                 973             1,311
                                                    ------            ------             -------           -------
    Total interest income                            6,899             6,627              13,538            13,181
                                                    ------            ------             -------           -------
Interest Expense:
- -----------------
Interest on deposits                                 1,112               941               2,169             1,765
Interest on short-term borrowings                       35                17                  74                35
                                                    ------            ------             -------           -------
    Total interest expense                           1,147               958               2,243             1,800
                                                    ------            ------             -------           -------
    Net interest income                              5,752             5,669              11,295            11,381
Provision for loan losses                               --                --                  --                --
                                                    ------            ------             -------           -------
    Net interest income after provision
      for loan losses                                5,752             5,669              11,295            11,381
                                                    ------            ------             -------           -------
Noninterest Income:
- -------------------
Information services revenues:
   Freight payment and processing revenue            4,368             4,716               8,911            10,003
   Freight rating services income                      791               975               1,695             1,900
Service charges on deposit accounts                    148               100                 274               186
Other                                                  198               321                 370               506
                                                    ------            ------             -------           -------
    Total noninterest income                         5,505             6,112              11,250            12,595
                                                    ------            ------             -------           -------
Noninterest Expense:
- --------------------
Salaries and employee benefits                       6,055             6,284              12,125            12,689
Occupancy expense                                      526               545               1,044             1,058
Equipment expense                                      612               661               1,235             1,342
Other                                                1,777             2,245               3,633             4,102
                                                    ------            ------             -------           -------
    Total noninterest expense                        8,970             9,735              18,037            19,191
                                                    ------            ------             -------           -------
    Income before income tax expense                 2,287             2,046               4,508             4,785
Income tax expense                                     801               602               1,547             1,696
                                                    ------            ------             -------           -------
    Net income                                      $1,486            $1,444             $ 2,961           $ 3,089
                                                    ======            ======             =======           =======

Net income per share                                $  .76            $  .75             $  1.52           $  1.61
                                                    ======            ======             =======           =======






See accompanying notes to consolidated financial statements.


CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                   (In Thousands)
                                                                  Six Months Ended
                                                                       June 30
                                                                --------------------
                                                                  1996        1995
                                                                --------    --------
Cash Flows From Operating Activities:
- -------------------------------------
Net income                                                      $  2,961     $ 3,089
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                1,265       1,212
      Decrease (increase) in accrued interest receivable            (222)        764
      Amortization of stock bonus awards                              55          --
      Other operating activities, net                               (221)        554
                                                                --------     -------
         Net cash provided by operating activities                 3,838       5,619
                                                                --------     -------
Cash Flows From Investing Activities:
- -------------------------------------
Proceeds from maturities of and principal
   payments made on debt securities                                9,784      10,256
Purchases of debt securities                                     (29,049)       (347)
Net increase in loans                                            (21,059)     (5,128)
Recoveries of loans previously charged off, net                       63         139
Purchases of premises and equipment                                 (716)       (630)
                                                                --------     -------
         Net cash provided by (used in) investing activities     (40,977)      4,290
                                                                --------     -------
Cash Flows From Financing Activities:
- -------------------------------------
Net increase (decrease) in demand, interest-bearing
   demand and savings deposits                                     3,530      (8,648)
Net increase (decrease) in time deposits                             410         (13)
Net increase in accounts and drafts payable                       10,444       4,670
Net increase (decrease) in securities sold under repurchase
   agreements and other short-term borrowings                      1,307        (655)
Treasury stock purchased                                              --         (24)
Dividends paid                                                      (887)       (803)
                                                                --------     -------
         Net cash provided by (used in) financing activities      14,804      (5,473)
                                                                --------     -------
Net increase (decrease) in cash and cash equivalents             (22,335)      4,436
Cash and cash equivalents at beginning of period                  90,342      70,806
                                                                --------     -------
Cash and cash equivalents at end of period                      $ 68,007     $75,242
                                                                ========     =======
Supplemental information:

         Cash paid for interest                                 $  2,021     $ 1,766
                                                                ========     =======
         Net taxes paid                                         $  1,415     $ 1,676
                                                                ========     =======






See accompanying notes to consolidated financial statements.


CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 1996

Note 1 - Basis of Presentation

      Cass Commercial Corporation (the Company) provides a full range of banking services to individual, corporate and institutional customers, with a primary focus on privately held companies, through its wholly owned subsidiary bank, Cass Bank & Trust Company (the Bank). The Bank is subject to competition from other financial and nonfinancial institutions throughout the metropolitan St. Louis, Missouri area. Additionally, the Company and the Bank are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.

      The Company also provides information services through its wholly owned subsidiary, Cass Information Systems, Inc. (CIS). These logistics-related services include processing and payment of freight charges, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. CIS is subject to competition from other commercial concerns providing similar services to companies throughout the United States and Canada. The consolidated balance sheet caption, "Accounts and Drafts Payable", consists of obligations related to freight bill payment services which are performed for customers.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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

      During March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. SFAS 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment.
SFAS 121 requires long-lived assets and certain assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell, except for assets covered by the provisions of APB Opinion No. 30. SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company does not anticipate that the adoption of SFAS 121 will have a significant impact on its financial statements.

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

      During October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years that begin after December 15, 1994. The Company plans to continue to measure compensation cost using APB 25, therefore the adoption of SFAS No. 123 will not have any impact on the Company's financial condition or results of operations.

      On June 28, 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

      SFAS 125 extends the "available-for-sale" or "trading" approach in SFAS 115 to nonsecurity financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, non-security financial assets (no matter how acquired) such as loans, other receivables, interest-only strips or residual interests in securitization trusts (for example, tranches subordinate to other tranches, cash reserve accounts or rights to future interest from serviced assets that exceed contractually specified servicing fees) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading". SFAS 125 also amends SFAS 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

      SFAS 125 requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

      SFAS 125 provides implementation guidance for accounting for (1) securitizations, (2) transfers of partial interests, (3) servicing of financial assets, (4) securities lending transactions, (5) repurchase agreements including "dollar rolls", (5) "wash sales," (6) loan syndications and participations, (7) risk participations in banker's acceptences, (8) factoring arrangements, (9) transfers of receivables with recourse, (10) transfers of sales-type and direct financing lease receivables and (11) extinguishments of liabilities.

      SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain nonsecurity financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997.
Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities to maturity in the future. Management is currently reviewing SFAS 125 to determine the effect it will have on the financial position of the Company.

Note 3 - Earnings Per Share

      Average common and common stock equivalents outstanding for the six month periods ended June 30, 1996 and 1995 were 1,952,869 and 1,916,589, respectively. Average common and common stock equivalents outstanding for the three month periods ended June 30, 1996 and 1995 were 1,952,869 and 1,914,318, respectively. The weighted average number of common stock equivalents is calculated using the treasury stock method.

Note 4 - Stock Option Plan / Stock Bonus Plan

      During May 1995, the Company's Board of Directors established the 1995 Performance-Based Stock Option Plan (the Option Plan) and the 1995 Restricted Stock Bonus Plan (the Bonus Plan). These plans were adopted to aid the Company in securing and retaining qualified personnel. The Option Plan provides for the granting of options on up to 200,000 shares of the Company's common stock. As of June 30, 1996, options for 60,000 shares had been awarded under the Option Plan at an option price of $20.63 per share. These options vest over a period not to exceed seven years, but the vesting period can be less based on the Company's attainment of certain financial operating performance criteria. The Bonus Plan provides for the issuance of up to 50,000 shares of the Company's common stock. As of June 30, 1996, an aggregate of 16,000 shares of the Company's common stock had been awarded to five participants. Interest in the shares of common stock awarded under the Bonus Plan are subject to forfeiture and vest ratably over a three year period. Common stock awarded under the Bonus Plan is accounted for through the establishment of a contra stockholders' equity account. This contra stockholders' equity account is amortized against income over the vesting period of the stock awards.


Note 5 - Reclassifications

      Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation. Such reclassifications have no effect on previously reported net income.


Note 6 - Change in Authorized Capital Stock

      The authorized common stock was increased from 4,000,000 shares to 20,000,000 shares by a majority vote of stockholders at the Shareholders' Annual Meeting on April 15,1996. As a result, the par value of common stock has been changed from $2.50 per share to $.50 per share. The common stock and surplus amounts presented in the Consolidated Balance Sheet at June 30, 1996 reflects the above noted change. Additionally, the shareholders authorized 2,000,000 shares of preferred stock with a par value of $.50 per share.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
            ----------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Net Income
- ----------

      Cass Commercial Corporation (the Company) operates in two primary business segments through its two wholly owned subsidiaries, Cass Bank and Trust Company (Cass Bank), which operates as a commercial bank, and Cass Information Systems, Inc. (CIS), an information services company, whose operations include the processing and payment of freight charges, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. The Company had net income of $2,961,000 for the six-month period ended June 30,1996 (the "First Six Months of 1996") compared to net income of $3,089,000 for the six-month period ended June 30,1995 (the "First Six Months of 1995").

      The Company had net income of $1,486,000 for the three-month period ended June 30, 1996 ("Second Quarter of 1996") compared to net income of $1,444,000 for the three-month period ended June 30, 1995 ("Second Quarter of 1995").

      The following paragraphs more fully discuss the changes in financial condition and results of operations for the First Six Months of 1996 compared to the First Six Months of 1995 and for the Second Quarter of 1996 compared to the Second Quarter of 1995. Such information is provided on a consolidated basis for the Company, Cass Bank and CIS, with expanded disclosures for specific effects CIS's operations have on particular account captions.


Net Interest Income
- -------------------

      The Company's tax-equivalent net interest margin on earning assets decreased in the First Six Months of 1996 to 6.03% from 6.29% in the First Six Months of 1995. The prime rate decreased from 9.00% in February, 1995 to 8.25% in February, 1996. The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable (See interest sensitivity gap measurement under the section entitled "Asset/Liability Management Program"), as well as a significant portion of the Company's loan portfolio bearing a floating rate of interest.

       Average earning assets increased $13,022,000 in the First Six Months of 1996 compared to the First Six Months of 1995; however, average interest-bearing liabilities increased $18,170,000 over the same period compared to 1995. The decrease of $5,148,000 in average earning assets, net of interest-bearing liabilities, coupled with a decrease in the net interest margin resulted in a decrease in net tax-equivalent interest income of $16,000 in the First Six Months of 1996 compared to the First Six Months of 1995. The mix of earning assets changed in the First Six Months of 1996 compared to the First Six Months of 1995 with an increase of $31,899,000 in the average balance of loans and a decrease of $11,158,000 in debt and equity securities. The positive effect of this change in mix was more than offset by the decrease in average net earning assets. See Table 1 on page 8 for further explanation of the changes in net interest income.

      The Company's tax-equivalent net interest income for the Second Quarter of 1996 increased $103,000 (1.8%) compared to the Second Quarter of 1995. This increase resulted mainly from an increase of $18,984,000 in average earning assets in the Second Quarter of 1996 over the Second Quarter of 1995. The mix of average earning assets also improved with an increase of $35,529,000 in average loans and a decrease of $15,381,000 in average short-term investments. These improvements more than offset the decrease in the net interest margin from 6.23% in the Second Quarter of 1995 to 6.03% in the Second Quarter of 1996. See Table 2 on page 9 for further explanation of the changes in net interest income.


TABLE 1:   CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
           INCOME ANALYSIS
For the Six Months Ended June 30, 1996 and 1995
(tax-equivalent basis, in thousands)
                                                                    Average          Interest            Increase (Decrease)
                                              Average Balance      Yield/Rate     Income/Expense          Due to Change in
                                              ---------------     ------------    --------------    Net  -------------------
                                              1996      1995      1996    1995    1996     1995    Change  Volume    Rate
                                              ----      ----      ----    ----    ----     ----    ------  ------    ----
ASSETS
- ------
Interest-earning assets:
  Loans                                     $185,018  $153,119    8.58%   8.97% $ 7,919  $ 6,814   $1,105  $1,407   $(302)
  Investment in debt and equity securities   156,567   167,725    6.08    6.12    4,747    5,087     (340)   (313)    (27)
  Federal funds sold and other
    short-term investments                    37,383    45,102    5.22    5.86      973    1,311     (338)   (206)   (132)
                                            --------  --------    ----    ----  -------  -------   ------  ------   -----
    Total interest-earning assets            378,968   365,946    7.22    7.28   13,639   13,212      427     888    (461)
                                            --------  --------    ----    ----  -------  -------   ------  ------   -----

Nonearning assets:
  Cash and due from banks                     17,988    14,898
  Premises and equipment                       8,239     7,410
  Other assets                                10,224    10,357
  Allowance for loan losses                   (6,383)   (6,420)
                                            --------  --------
      Total assets                           409,036   392,191
                                            ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand deposits            22,115    20,585    3.23    2.91      356      297       59      24      35
  Savings deposits                            65,859    50,949    4.69    4.78    1,540    1,207      333     355     (22)
  Time deposits of $100,000
    or more                                    4,538     4,901    5.39    5.64      122      137      (15)     (9)     (6)
  Other time deposits                          5,885     5,538    5.15    4.52      151      124       27       8      19
                                            --------  --------    ----    ----  -------  -------   ------  ------   -----
    Total interest-bearing deposits           98,397    81,973    4.42    4.34    2,169    1,765      404     378      26
  Federal funds purchased and securities
    sold under repurchase agreements           3,235     1,489    4.59    4.74       74       35       39      40      (1)
                                            --------  --------    ----    ----  -------  -------   ------  ------   -----
    Total interest-bearing liabilites        101,632    83,462    4.43    4.35    2,243    1,800      443     418      25
                                            --------  --------    ----    ----  -------  -------   ------  ------   -----

Noninterest-bearing liabilities:
  Demand deposits                             56,368    52,956
  Accounts and drafts payable                199,821   208,873
  Other liabilities                            7,027     7,263
                                            --------  --------
      Total liabilities                      364,848   352,554
Stockholders' equity                          44,188    39,637
                                            --------  --------
      Total liabilities and
        stockholders' equity                $409,036  $392,191
                                            ========  ========
        Net interest income                                                     $11,396  $11,412   $  (16) $  470   $(486)
                                                                                =======  =======   ======  ======   =====
        Net yield on interest-earning
          assets                                                  6.03%   6.29%
                                                                  ====    ====



TABLE 2:   CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
           INCOME ANALYSIS
For the Three Months Ended June 30, 1996 and 1995
(tax-equivalent basis, in thousands)

                                                                    Average          Interest            Increase (Decrease)
                                              Average Balance      Yield/Rate     Income/Expense          Due to Change in
                                              ---------------     ------------    --------------    Net  -------------------
                                              1996      1995      1996    1995    1996     1995    Change  Volume    Rate
                                              ----      ----      ----    ----    ----     ----    ------  ------    ----
ASSETS
- ------
Interest-earning assets:
  Loans                                     $189,848  $154,319    8.48%   8.88%  $4,014   $3,418    $ 596   $ 757   $(161)
  Investment in debt and equity securities   164,221   165,385    6.13    6.14    2,511    2,531      (20)    (18)     (2)
  Federal funds sold and other
    short-term investments                    29,960    45,341    5.23    5.97      391      675     (284)   (208)    (76)
                                            --------  --------    ----    ----   ------   ------    -----   -----   -----
    Total interest-earning assets            384,029   365,045    7.22    7.28    6,916    6,624      292     531    (239)
                                            --------  --------    ----    ----   ------   ------    -----   -----   -----
Nonearning assets:
  Cash and due from banks                     18,781    15,244
  Premises and equipment                       8,201     7,326
  Other assets                                10,223    10,154
  Allowance for loan losses                   (6,401)   (6,437)
                                            --------  --------
        Total assets                         414,833   391,332
                                            ========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand deposits            22,212    20,314    3.16    3.08      175      156       19      15       4
  Savings deposits                            69,291    52,688    4.64    4.94      802      649      153     194     (41)
  Time deposits of $100,000
    or more                                    4,497     4,899    5.35    5.81       60       71      (11)     (6)     (5)
  Other time deposits                          5,992     5,530    5.02    4.71       75       65       10       6       4
                                            --------  --------    ----    ----   ------   ------    -----   -----   -----
      Total interest-bearing deposits        101,992    83,431    4.37    4.52    1,112      941      171     209     (38)
  Federal funds purchased and securities
    sold under repurchase agreements           3,014     1,397    4.66    4.88       35       17       18      19      (1)
                                            --------  --------    ----    ----   ------   ------    -----   -----   -----
      Total interest-bearing liabilites      105,006    84,828    4.38    4.53    1,147      958      189     228     (39)
                                            --------  --------    ----    ----   ------   ------    -----   -----   -----
Noninterest-bearing liabilities:
  Demand deposits                             56,686    51,284
  Accounts and drafts payable                201,660   207,739
  Other liabilities                            6,714     7,225
                                            --------  --------
        Total liabilities                    370,066   351,076
Stockholders' equity                          44,767    40,256
                                            --------  --------
        Total liabilities and
          stockholders' equity              $414,833  $391,332
                                            ========  ========
          Net interest income                                                    $5,769   $5,666    $ 103   $ 303   $(200)
                                                                                 ======   ======    =====   =====   =====
          Net yield on interest-earning
            assets                                                6.03%   6.23%
                                                                  ====    ====


Provision for Loan Losses
- -------------------------

      A significant determinant of the Company's operating results is the level of loan losses and the provision for loan losses. There was no charge to earnings to provide for loan losses for the First Six Months of 1996 or the First Six Months of 1995. Management determined there was no need for any provision for loan losses during these periods. This determination was based on the low level of nonperforming loans compared to the existing balance of the allowance for loan losses, and the Company experiencing a net recovery of $63,000 in the First Six Months of 1996 and a net recovery of $139,000 in the First Six Months of 1995.

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

      At June 30, 1996, nonperforming loans, including nonaccrual loans and loans past due 90 days or more, totalled $462,000. This represents .24% of total loans, which is below industry averages.

      At June 30, 1996, impaired loans totalled $1,085,000 which includes $223,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $871,000 at June 30, 1996. The average balance of impaired loans during the First Six Months of 1996 was $1,110,000.

      The allowance for loan losses at June 30, 1996 was $6,421,000 and at December 31, 1995 was $6,358,000. The allowance for loan losses at June 30, 1996 represents 3.29% of total loans outstanding compared to 3.65% at December 31, 1995. The allowance covers nonperforming loans at June 30, 1996 approximately 13.9 times compared to 10.1 times at December 31, 1995.

      The following table presents information as of and for the three and six-month periods ended June 30, 1996 and 1995 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.


                                                    Three Months Ended                 Six Months Ended
                                                         June 30                           June 30
                                                 -----------------------          --------------------------
                                                   1996           1995              1996              1995
                                                 --------       --------          --------          --------
                                                                  (dollars in thousands)
Allowance at beginning of period                 $  6,377       $  6,419          $  6,358          $  6,334
Provision for loan losses charged to expense           --             --                --                --

Loans charged off                                      --             --                (1)              (35)
Recoveries on loans previously charged off             44             54                64               174
                                                 --------       --------          --------          --------
Net loan recoveries                                    44             54                63               139
                                                 --------       --------          --------          --------
Allowance at end of period                       $  6,421       $  6,473          $  6,421          $  6,473
                                                 ========       ========          ========          ========

Loans outstanding:
    Average                                      $189,114       $154,319          $185,018          $153,119
    June 30                                       195,252        157,594           195,252           157,594

Ratio of allowance for loan losses to
  loans outstanding:
    Average                                          3.40%          4.19%             3.47%             4.23%
    June 30                                          3.29%          4.11%             3.29%             4.11%

Nonperforming loans:
    Nonaccrual loans                             $    444       $    146          $    444          $    146
    Loans past due 90 days or more                     18              1                18                 1
                                                 --------       --------          --------          --------
       Total                                     $    462       $    147          $    462          $    147
                                                 --------       --------          --------          --------
Nonperforming loans as a percent of
         average loans                                .24%           .10%              .25%              .10%



Noninterest Income
- ------------------

      Noninterest income is principally derived from service fees generated by CIS's Payment Systems and Software Systems Groups. Total noninterest income for the Second Quarter of 1996 and the First Six Months of 1996 decreased $607,000 (9.9%) and $1,345,000 (10.7%), respectively, from the corresponding periods of 1995.

      CIS's Payment Systems Group experienced a decrease in processing revenues of $1,092,000 (10.9%) and $348,000 (7.4%) in the First Six Months of 1996 and the Second Quarter of 1996, respectively, compared to the corresponding periods of 1995. CIS acquired the Freight Management Division of The First National Bank of Boston effective June 1, 1994. The accounts of this division were converted to CIS's processing systems in two phases. The first phase of conversion was completed in May, 1995, and the second phase was completed in December, 1995. These conversions resulted in a number of lost accounts which were expected and generally represented accounts which were previously processed on an unprofitable basis. The Boston operation accounted for a decrease in processing revenues of $1,225,000 in the First Six Months of 1996 compared to the First Six Months of 1995. The Boston operation accounted for a decrease in processing revenues of $338,000 in the Second Quarter of 1996 compared to the Second Quarter of 1995. The volume of accepted new business proposals remains strong and should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout the remainder of 1996.

      CIS's Software Systems Group experienced a decrease in revenues of $205,000 (10.8%) and $184,000 (18.9%) in the First Six Months of 1996 and the
Second Quarter of 1996, respectively, compared to the corresponding periods of 1995. This decrease resulted mainly from a decline in software package sales compared to a very strong Second Quarter in 1995.


Noninterest Expense
- -------------------

      Total noninterest expense for the First Six Months of 1996 decreased $1,154,000 (6.0%) from the First Six Months of 1995. Total noninterest expense for the Second Quarter of 1996 decreased $765,000 (7.9%) from the Second Quarter of 1995. These decreases resulted primarily from decreased operating expenses at CIS's operation in Boston upon completion of account conversions as described above. Total noninterest operating expense excluding intercompany charges of the Boston facility decreased $1,260,000 in the First Six Months of 1996 and decreased $577,000 in the Second Quarter of 1996 compared to the corresponding periods of 1995.

      Salaries and benefits expense decreased $564,000 (4.4%) in the First Six Months of 1996 compared to the First Six Months of 1995. CIS's Boston operation accounted for a decrease of $893,000 resulting from staff attrition and adjustments as account conversions were completed after the First Six Months of 1995. The Company experienced an increase of $329,000 (3.3%) in salary and benefits expense in the remainder of its operations resulting from salary increases effective January 1, 1996. Salaries and benefits expense decreased $229,000 (3.6%) in the Second Quarter of 1996 compared to the Second Quarter of 1995. CIS's Boston operation accounted for a decrease of $395,000. The Company experienced an increase of $166,000 (3.4%) in salary and benefits expense in the remainder of its operations in the Second Quarter of 1996 compared to the same period in 1995.

      Equipment expense decreased $107,000 (8.0%) and $49,000 (7.4%) in the First Six Months of 1996 and the Second Quarter of 1996, respectively, compared to the corresponding periods of 1995. Data processing system changes in CIS's Payment Systems Group in the latter half of 1995 accounted for these decreases.

      Other noninterest expense decreased $469,000 (11.4%) in the First Six Months of 1996 compared to the First Six Months of 1995. Other noninterest expense decreased $468,000 (20.8%) in the Second Quarter of 1996 from the Second Quarter of 1995. Cass Bank experienced a decrease of $149,000 in FDIC insurance expense in the First Six Months of 1996 compared to the First Six Months of 1995 resulting from a reduction in Cass Bank's assessment rate to a minimum of $2,000 per year. The remainder of the decrease in the First Six Months of 1996 largely resulted from a decrease in expenses in the CIS Boston operation as accounts have been converted to CIS's processing systems.

Balance Sheet Analysis
- ----------------------

      Federal funds sold and other short-term investments decreased from $81,813,000 at December 31, 1995 to $39,978,000 at June 30, 1996. The
average balance of these accounts was $37,383,000 in the First Six Months of 1996 compared to $45,102,000 in the First Six Months of 1995. The decrease in the average balance of these accounts has resulted from a deployment of funds to increased loan balances. See Table 1 and Table 2 on pages 8 and 9 for a presentation of average balances.

      Total loans increased $21,059,000 (12.1%) from $174,193,000 at December 31, 1995 to $195,252,000 at June 30, 1996. The average balances of loans increased $31,899,000 (20.8%) from $153,119,000 in the First Six Months of 1995 to $185,018,000 in the First Six Months of 1996. Loan demand and new business volume increased throughout 1995 and has continued into the First Six Months of 1996.

      Investments in debt and equity securities increased $18,537,000 (12.5%) from $147,860,000 at December 31, 1995 to $166,397,000 at June 30, 1996. The
average balance of investment securities decreased $11,158,000 (6.7%) from $167,725,000 in the First Six Months of 1995 to $156,567,000 in the First Six Months of 1996.

      Total earning assets increased $17,261,000 (4.2%) from $412,395,000 at December 31, 1995 to $429,656,000 at June, 1996. The average balance of earning assets increased $13,022,000 (3.6%) from $365,946,000 in the First Six Months of 1995 to $378,968,000 in the First Six Months of 1996. This increase was funded by an increase of $18,170,000 in the average balance of interest-bearing liabilities.

      Interest-bearing deposits increased from $97,620,000 at December 31, 1995 to $104,157,000 at June 30, 1996. The average balances of these deposits increased $16,424,000 (20.0%) from $81,973,000 in the First Six Months of 1995 to $98,397,000 in the First Six Months of 1996. The most significant increase in these deposits occurred in interest-bearing commercial savings accounts.

      Noninterest-bearing deposits decreased $2,597,000 (4.1%) from $64,106,000 at December 31, 1995 to $61,509,000 at June 30, 1996. The
average balance of these accounts increased $3,412,000 (6.4%) from $52,956,000 in the First Six Months of 1995 to $56,368,000 in the First Six Months of 1996.

      Accounts and drafts payable generated by CIS in its freight payment operations increased $10,444,000 (5.0%) from $209,029,000 at December 31, 1995 to $219,473,000 at June 30, 1996. The average balances of these funds decreased $9,052,000 (4.3%) from $208,873,000 for the First Six Months of 1995 to $199,821,000 in the First Six Months of 1996. This decrease has resulted from a change in the mix of accounts with a greater number of accounts being priced with a higher component of revenue generated from fees relative to revenue generated from balances in accounts and drafts payable.

Liquidity
- ---------

      As of June 30, 1996, approximately 61% of the Company's loan portfolio was composed of commercial loans, of which 79% represented loans maturing within one year. As of the same date, real estate loans, primarily commercial, represented approximately 37% of the total and of these, 31% represented balances maturing within one year. Approximately 2% of the loan portfolio is represented by installment loans.

      The liquidity of the Company is primarily represented by cash and due from banks of $28,029,000 and Federal funds sold and other short-term investments of $39,978,000 at June 30, 1996. Included in this caption are $26,478,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

      Investments in debt and equity securities represented approximately 38% of total assets at June 30, 1996. Of the U.S. Government securities in the Company's investment portfolio, which represented 75% of the total, 21% have maturities of less than one year. U.S. Government Agencies and Corporations represented 24% of the total. Obligations of states and political subdivisions constituted 1% of the investment portfolio at June 30, 1996. There were no sales of debt securities in the First Six Months of 1996. Of the total portfolio, over 85% of the securities have maturities of five years or less. These securities provide the Company longer term liquidity than its primary sources, cash and due from banks and other short-term instruments. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available-for-sale; however, the Company does not foresee any such short-term liquidity needs.

      The funds provided by Cass Bank consist of a sizable volume of core deposits. Historically, the Company has been a net provider of Federal funds. During the First Six Months of 1996, the Company was a net provider of Federal funds, averaging nearly $9,500,000 in net funds sold. Additionally, the Company averaged over $27,800,000 in short-term money market funds during the First Six Months of 1996. The Company was able to meet its liquidity requirements in the First Six Months of 1996 through the growth of deposit accounts and the liquid nature of Federal funds sold and other short-term investments.

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

      The following table presents the Company's rate sensitive position at June 30, 1996 for the various time frames indicated.

                                                                     Over         Over
                                                                    Three         Six      Over One
                                                       Three       Through      Through     Through        Over
                                       Variable        Months        Six         Twelve      Five          Five
                                         Rate         or Less       Months       Months      Years         Years        Total
                                         ----         -------       ------       ------      -----         -----        -----
                                                                   (Dollars expressed in thousands)
Interest-earning assets:

 Loans                                 $100,334       $ 4,827      $ 7,352      $ 6,908    $ 75,388      $    443     $195,252
 Investment in debt and
   equity securities                         --         8,002        6,012       12,036     116,610        23,737      166,397
 Federal funds sold and other
   short-term investments                39,978            --           --           --          --            --       39,978
                                       --------       -------      -------      -------    --------      --------     --------
   Total interest-earning assets       $140,312       $12,829      $13,364      $18,944    $191,998      $ 24,180     $401,627
                                       ========       =======      =======      =======    ========      ========     ========

Interest-bearing liabilities:

 Interest-bearing
  transaction accounts                 $ 93,856       $    --      $    --      $    --    $     --      $     --     $ 93,856
 Time deposits-$100,000
   or more                                   --         1,595        1,330        1,412         106            --        4,443
 Other time deposits                         --         2,035        1,115        1,645       1,063            --        5,858
 Federal funds purchased
   and securities sold under
   repurchase agreements                  6,254            --           --           --          --            --        6,254
                                       --------       -------      -------      -------    --------      --------     --------

   Total interest-bearing
      liabilities                      $100,110       $ 3,630      $ 2,445      $ 3,057    $  1,169      $     --     $110,411
                                       ========       =======      =======      =======    ========      ========     ========

Interest sensitivity gap:
 Periodic                              $ 40,202       $ 9,199      $10,919      $15,887    $190,829      $ 24,180     $291,216
 Cumulative                              40,202        49,401       60,320       76,207     267,036       291,216

Ratio of interest-sensitive
 assets to interest-sensitive
 liabilities:
 Periodic                                 1.40x         3.53x        5.47x        6.20x     164.24x            --        3.64x
 Cumulative                               1.40x         1.48x        1.57x        1.70x       3.42x         3.64x       3.64x


Capital Resources
- -----------------

      Stockholders' equity was $45,138,000 or 10.18% of total assets at June 30, 1996, an increase of $1,825,000 over the amount outstanding at December 31, 1995. This increase resulted from net income of $2,961,000; dividends paid of $887,000 ($.46 per share); increase in unrealized holding losses of $304,000; and the amortization of the stock bonus plan of $55,000. Primary capital, including the allowance for loan losses, reached $51,559,000 at June 30, 1996 or 11.63% of total assets compared to $49,671,000 or 11.67% of total assets at December 31, 1995.

      Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

      The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at June 30, 1996:

CAPTION>
                                    Company     Cass
                                  Consolidated  Bank
                                  ------------  ----
  Leverage Ratio                     10.17%     9.97%
  Tangible Capital Ratio             11.62     11.85
  Primary Capital                    11.63     11.87
  Risk Based Capital:
      Tier I                         19.37     14.84
      Tier II                        20.62     16.09

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

Item 1.     LEGAL PROCEEDINGS
            -----------------
            None

Item 2.     CHANGES IN SECURITIES
            ---------------------
            None

Item 3.     DEFAULTS IN SENIOR SECURITIES
            -----------------------------
            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
            ----------------------------------
            SECURITY HOLDERS
            ----------------

            At the annual meeting of the shareholders of Cass Commercial Corporation held on April 15, 1996, the following proposals were voted on and approved:

            The following is a summary of votes cast. No broker non-votes were received.

                                                                                                  Withheld
                                                                                                 Authority /
                                                                                      For          Against          Abstentions
                                                                                   ---------     -----------        -----------
            1.  Proposal to elect three Directors for a term
                of three years ending 1999;

                Jake Nania                                                         1,347,936        24,148            557,190

                John J. Vallina                                                    1,347,936        24,148            557,190

                Bruce E. Woodruff                                                  1,341,912        30,172            557,190


            2.  Proposal to amend the Company's Articles of                        1,329,076        43,008            557,190
                Incorporation to increase the Company's
                authorized capital from 4 million common shares,
                par value $2.50 per share to 20 million common
                shares, par value $.50 per share, and 2 million
                preferred shares, par value $.50 per share;

            3.  Proposal to approve the Company's 1995                             1,336,996        35,088            557,190
                Performance-Based Stock Option Plan;

            4.  Proposal to approve the Company's 1995                             1,312,403        59,681            557,190
                Performance-Based Stock Bonus Plan;

            5.  Proposal to ratify the selection of KPMG Peat                      1,359,828        12,256            557,190
                Marwick LLP as independent accountants for 1996.

Item 5.     OTHER INFORMATION
            -----------------
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)   None

            (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CASS COMMERCIAL CORPORATION

      DATE: August 6, 1996            By          Lawrence A. Collett
                                        ----------------------------------------
                                                  Lawrence A. Collett
                                          Chairman and Chief Executive Officer



      DATE: August 6, 1996            By          Lawrence L. Frieben
                                        ----------------------------------------
                                                  Lawrence L. Frieben
                                                Vice President-Secretary
                                        (Chief Financial and Accounting Officer)