Form 10-Q
period 1996-09-30
CASS COMMERCIAL CORP
filed 1996-10-31
CIK 708781

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                           COMMISSION FILE NO. 2-80070

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


      The number of shares outstanding of registrant's only class of stock as of September 30, 1996: Common stock, par value $.50 per share - 1,929,274 shares outstanding.





-------------------------------------------------------------------------------

      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

-------------------------------------------------------------------------------

PART I, ITEM 1
--------------

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                (IN THOUSANDS EXCEPT SHARE
                                                                     AND PER SHARE DATA)
                                                              ---------------------------------
                                                              SEPTEMBER 30          DECEMBER 31
                                                                  1996                 1995
                                                              ------------          -----------
ASSETS
------
Cash and due from banks                                        $  14,297            $   8,529
Federal funds sold and other short-term investments               44,177               81,813
                                                               ---------            ---------
      Cash and cash equivalents                                   58,474               90,342
                                                               ---------            ---------
Investments in debt and equity securities:
      Held-to-maturity, estimated market value of
        $124,539 and $131,378 at September 30, 1996
        and December 31, 1995, respectively                      125,585              130,172
      Available-for-sale, at estimated market value               41,100               17,688
                                                               ---------            ---------
        Total investments in debt and equity securities          166,685              147,860
                                                               ---------            ---------

Loans, net of unearned income                                    201,284              174,193
      Less:   Allowance for loan losses                            6,342                6,358
                                                               ---------            ---------
        Loans, net                                               194,942              167,835
                                                               ---------            ---------
Premises and equipment, net                                        7,903                8,267
Accrued interest receivable                                        3,551                3,788
Other assets                                                       7,769                7,619
                                                               ---------            ---------
        Total assets                                           $ 439,324            $ 425,711
                                                               =========            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
-----------
Deposits:
      Noninterest-bearing                                         67,328               64,106
      Interest-bearing                                           112,517               97,620
                                                               ---------            ---------
        Total deposits                                           179,845              161,726
Accounts and drafts payable                                      201,825              209,029
Securities sold under repurchase agreements and
      other short-term borrowings                                  4,974                4,947
Other liabilities                                                  6,220                6,696
                                                               ---------            ---------
        Total liabilities                                        392,864              382,398
                                                               ---------            ---------

Stockholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
      shares authorized and no shares issued                          --                   --
Common stock, par value $.50 and $2.50 per share and
      20,000,000 and 4,000,000 shares authorized at
      September 30, 1996 and December 31, 1995,
      respectively, and 2,000,000 shares issued                    1,000                5,000
Surplus                                                            5,740                1,740
Retained earnings                                                 41,498               38,153
Unamortized stock bonus awards                                      (183)                (266)
Unrealized holding loss on investments in debt and equity
      securities available-for-sale                                 (311)                 (30)
Common shares in treasury, at cost (70,726 shares at
      September 30, 1996 and December 31, 1995)                   (1,284)              (1,284)
                                                               ---------            ---------
        Total stockholders' equity                                46,460               43,313
                                                               ---------            ---------
        Total liabilities and stockholders' equity             $ 439,324            $ 425,711
                                                               =========            =========




See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30             SEPTEMBER 30
                                                          ------------------        ------------------
                                                          1996         1995         1996        1995
                                                         ------       ------       -------     -------
                                                             (In Thousands Except Per Share Data)
INTEREST INCOME:
----------------
Interest and fees on loans                               $4,168       $3,532       $12,004     $10,321
Interest on debt securities:
   Taxable                                                2,519        2,418         7,214       7,480
   Exempt from Federal income taxes                          19           12            53          33
Interest on Federal funds sold and
   other short-term investments                             442          684         1,415       1,995
                                                         ------       ------       -------     -------
     Total interest income                                7,148        6,646        20,686      19,829
                                                         ------       ------       -------     -------
INTEREST EXPENSE:
-----------------
Interest on deposits                                      1,154        1,094         3,324       2,860
Interest on short-term borrowings                            38           18           111          54
                                                         ------       ------       -------     -------
     Total interest expense                               1,192        1,112         3,435       2,914
                                                         ------       ------       -------     -------
     Net interest income                                  5,956        5,534        17,251      16,915
Provision for loan losses                                    --           --            --          --
                                                         ------       ------       -------     -------
     Net interest income after provision
       for loan losses                                    5,956        5,534        17,251      16,915
                                                         ------       ------       -------     -------
NONINTEREST INCOME:
-------------------
Information services revenues:
   Freight payment and processing revenue                 4,381        4,453        13,291      14,457
   Freight rating services income                           779          880         2,474       2,780
Service charges on deposit accounts                         135          113           409         299
Other                                                       138          167           509         673
                                                         ------       ------       -------     -------
     Total noninterest income                             5,433        5,613        16,683      18,209
                                                         ------       ------       -------     -------
NONINTEREST EXPENSE:
--------------------
Salaries and employee benefits                            5,997        6,091        18,122      18,780
Occupancy expense                                           548          544         1,592       1,602
Equipment expense                                           660          632         1,894       1,974
Other                                                     1,641        1,610         5,274       5,711
                                                         ------       ------       -------     -------
     Total noninterest expense                            8,846        8,877        26,882      28,067
                                                         ------       ------       -------     -------
     Income before income tax expense                     2,543        2,270         7,052       7,057
Income tax expense                                          829          798         2,376       2,494
                                                         ------       ------       -------     -------

     Net income                                          $1,714       $1,472       $ 4,676     $ 4,563
                                                         ======       ======       =======     =======

Net income per share                                     $  .88       $  .76       $  2.40     $  2.37
                                                         ======       ======       =======     =======



See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                              (IN THOUSANDS)
                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                         -----------------------
                                                                           1996           1995
                                                                         --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                               $  4,676        $ 4,563
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                          1,958          1,835
     Decrease in accrued interest receivable                                  237            275
     Amortization of stock bonus awards                                        83             32
     Other operating activities, net                                         (544)           415
                                                                         --------        -------
       Net cash provided by operating activities                            6,410          7,120
                                                                         --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from maturities of and principal
   payments made on debt securities                                        19,536         14,472
Purchases of debt securities                                              (39,240)          (347)
Net increase in loans                                                     (27,091)        (7,975)
Net loan (charge-offs) recoveries                                             (16)           156
Purchases of premises and equipment                                        (1,078)        (1,982)
                                                                         --------        -------
       Net cash provided by (used in) investing activities                (47,889)         4,324
                                                                         --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net increase in demand, interest-bearing
   demand and savings deposits                                             17,652          9,020
Net increase (decrease) in time deposits                                      467           (421)
Net increase (decrease) in accounts and drafts payable                     (7,204)         3,520
Net increase in securities sold under repurchase
   agreements and other short-term borrowings                                  27            200
Treasury stock purchased                                                       --            (24)
Dividends paid                                                             (1,331)        (1,212)
                                                                         --------        -------
       Net cash provided by financing activities                            9,611         11,083
                                                                         --------        -------
Net increase (decrease) in cash and cash equivalents                      (31,868)        22,527
Cash and cash equivalents at beginning of period                           90,342         70,806
                                                                         --------        -------
Cash and cash equivalents at end of period                               $ 58,474        $93,333
                                                                         ========        =======
Supplemental information:

   Cash paid for interest                                                $  3,482        $ 2,854
                                                                         ========        =======
   Net taxes paid                                                        $  2,235        $ 2,426
                                                                         ========        =======


See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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

      During October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years that begin after December 15, 1994. The Company plans to continue to measure compensation cost using APB 25, therefore the adoption of SFAS No. 123 will not have any impact on the Company's statements.

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

      SFAS 125 provides implementation guidance for accounting for (1) securitizations, (2) transfers of partial interests, (3) servicing of financial assets, (4) securities lending transactions, (5) repurchase agreements including "dollar rolls", (5) "wash sales," (6) loan syndications and participations, (7) risk participations in banker's acceptances, (8) factoring arrangements, (9) transfers of receivables with recourse, (10) transfers of sales-type and direct financing lease receivables and (11) extinguishments of liabilities.

      SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain nonsecurity financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997.
Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities to maturity in the future. Management is currently reviewing SFAS 125 to determine the effect it will have on the Company's financial statements.

Note 3 - Earnings Per Share

      Average common and common stock equivalents outstanding for the nine month periods ended September 30, 1996 and 1995 were 1,949,822 and 1,925,522, respectively. Average common and common stock equivalents outstanding for the three month periods ended September 30, 1996 and 1995 were 1,955,378 and 1,935,748, respectively. The weighted average number of common stock equivalents is calculated using the treasury stock method.

Note 4 - Stock Option Plan / Stock Bonus Plan

      During May 1995, the Company's Board of Directors established the 1995 Performance-Based Stock Option Plan (the Option Plan) and the 1995 Restricted Stock Bonus Plan (the Bonus Plan). These plans were adopted to aid the Company in securing and retaining qualified personnel. The Option Plan provides for the granting of options on up to 200,000 shares of the Company's common stock. As of September 30, 1996, options for 60,000 shares had been awarded under the Option Plan at an option price of $20.63 per share. These options vest over a period not to exceed seven years, but the vesting period can be less based on the Company's attainment of certain financial operating performance criteria. The Bonus Plan provides for the issuance of up to 50,000 shares of the Company's common stock. As of September 30, 1996, an aggregate of 16,000 shares of the Company's common stock had been awarded to five participants. Interest in the shares of common stock awarded under the Bonus Plan are subject to forfeiture and vest ratably over a three year period. Common stock awarded under the Bonus Plan is accounted for through the establishment of a contra stockholders' equity account. This contra stockholders' equity account is amortized against income over the vesting period of the stock awards.


Note 5 - Reclassifications

      Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation. Such reclassifications have no effect on previously reported net income.


Note 6 - Change in Authorized Capital Stock

      The authorized common stock was increased from 4,000,000 shares to 20,000,000 shares by a majority vote of stockholders at the Shareholders' Annual Meeting on April 15, 1996. As a result, the par value of common stock has been changed from $2.50 per share to $.50 per share. The common stock and surplus amounts presented in the Consolidated Balance Sheet at September 30, 1996 reflect the above noted change. Additionally, the shareholders authorized 2,000,000 shares of preferred stock with a par value of $.50 per share. No shares of preferred stock have been issued as of September 30, 1996.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
            ----------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Net Income
----------

      Cass Commercial Corporation (the Company) operates in two primary business segments through its two wholly owned subsidiaries, Cass Bank and Trust Company (Cass Bank), which operates as a commercial bank, and Cass Information Systems, Inc. (CIS), an information services company, whose operations include the processing and payment of freight charges, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. The Company had net income of $4,676,000 for the nine-month period ended September 30, 1996 (the "First Nine Months of 1996") compared to net income of $4,563,000 for the nine-month period ended September 30, 1995 (the "First Nine Months of 1995").

      The Company had net income of $1,714,000 for the three-month period ended September 30, 1996 ("Third Quarter of 1996") compared to net income of $1,472,000 for the three-month period ended September 30, 1995 ("Third Quarter of 1995").

         The following paragraphs more fully discuss the changes in financial condition and results of operations for the First Nine Months of 1996 compared to the First Nine Months of 1995 and for the Third Quarter of 1996 compared to the Third Quarter of 1995. Such information is provided on a consolidated basis for the Company, Cass Bank and CIS, with expanded disclosures for specific effects CIS's operations have on particular account captions.


Net Interest Income
-------------------

      The Company's tax-equivalent net interest margin on earning assets decreased in the First Nine Months of 1996 to 6.01% from 6.19% in the First Nine Months of 1995. The prime rate decreased from 9.00% in February, 1995 to 8.25% in February, 1996. The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable (See interest sensitivity gap measurement under the section entitled "Asset/Liability Management Program"), as well as a significant portion of the Company's loan portfolio bearing a floating rate of interest.

       Average earning assets increased $18,398,000 in the First Nine Months of 1996 compared to the First Nine Months of 1995; however, average interest-bearing liabilities increased $17,376,000 over the same period compared to 1995 resulting in an increase in net earning assets of $1,022,000. The mix of earning assets changed in the First Nine Months of 1996 compared to the First Nine Months of 1995 with an increase of $33,563,000 in the average balance of loans and a decrease of $5,356,000 in debt and equity securities. These improvements more than offset the decrease in the net interest margin. See Table 1 on page 8 for further explanation of the changes in net interest income.

      The Company's tax-equivalent net interest income for the Third Quarter of 1996 increased $427,000 (7.7%) compared to the Third Quarter of 1995. Average earning assets increased $29,042,000 in the Third Quarter of 1996 compared to the Third Quarter of 1995, while average interest-bearing liabilities increased $15,847,000. The mix of average earning assets also improved with an increase of $36,880,000 in average loans and a decrease of $13,933,000 in average Federal funds sold and short-term investments. These improvements more than offset the decrease in the net interest margin from 6.00% in the Third Quarter of 1995 to 5.98% in the Third Quarter of 1996. See Table 2 on page 9 for further explanation of the changes in net interest income.

TABLE 1: CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
         INCOME ANALYSIS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(TAX-EQUIVALENT BASIS, IN THOUSANDS)

                                                                          AVERAGE        INTEREST               INCREASE(DECREASE)
                                                   AVERAGE BALANCE       YIELD/RATE    INCOME/EXPENSE            DUE TO CHANGE IN
                                                 --------------------   ------------  ----------------    NET   ------------------
                                                   1996        1995      1996   1995   1996     1995     CHANGE   VOLUME    RATE
                                                   ----        ----      ----   ----   ----     ----     ------   ------    ----
ASSETS
------
Interest-earning assets:
     Loans                                       $188,931    $155,368    8.51%  8.91% $12,030  $10,358   $1,672   $2,154   $(482)
     Investment in debt and equity securities     159,578     164,934    6.11   6.09    7,295    7,514     (219)    (245)     26
     Federal funds sold and other
         short-term investments                    36,244      46,053    5.22   5.79    1,415    1,995     (580)    (396)   (184)
                                                 --------    --------   -----  -----  -------  -------   ------   ------   -----
         Total interest-earning assets            384,753     366,355    7.21   7.25   20,740   19,867      873    1,513    (640)
                                                 --------    --------   -----  -----  -------  -------   ------   ------   -----
Nonearning assets:
     Cash and due from banks                       17,893      15,288
     Premises and equipment                         8,180       7,522
     Other assets                                  10,166      10,201
     Allowance for loan losses                     (6,397)     (6,441)
                                                 --------    --------
           Total assets                           414,595     392,925
                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
     Interest-bearing demand deposits              23,141      20,504    3.29   3.01      569      461      108       63      45
     Savings deposits                              67,783      54,716    4.63   4.88    2,349    1,996      353      457    (104)
     Time deposits of $100,000
         or more                                    4,545       4,841    5.35   5.66      182      205      (23)     (12)    (11)
     Other time deposits                            5,841       5,588    5.13   4.74      224      198       26        9      17
                                                 --------    --------   -----  -----  -------  -------   ------   ------   -----
         Total interest-bearing deposits          101,310      85,649    4.39   4.46    3,324    2,860      464      517     (53)
     Federal funds purchased and securities
         sold under repurchase agreements           3,239       1,524    4.58   4.74      111       54       57       59      (2)
                                                 --------    --------   -----  -----  -------  -------   ------   ------   -----
         Total interest-bearing liabilities       104,549      87,173    4.39   4.47    3,435    2,914      521      576     (55)
                                                 --------    --------   -----  -----  -------  -------   ------   ------   -----
Noninterest-bearing liabilities:
     Demand deposits                               56,671      52,618
     Accounts and drafts payable                  201,898     205,677
     Other liabilities                              6,779       7,157
                                                 --------    --------
         Total liabilities                        369,897     352,625
Stockholders' equity                               44,698      40,300
                                                 --------    --------
         Total liabilities and
           stockholders' equity                  $414,595    $392,925
                                                 ========    ========
           Net interest income                                                        $17,305  $16,953   $  352   $  937   $(585)
                                                                                      =======  =======   ======   ======   =====
           Net yield on interest-earning assets                          6.01%  6.19%
                                                                        =====  =====

                                    -8-

TABLE 2: CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
         INCOME ANALYSIS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(TAX-EQUIVALENT BASIS, IN THOUSANDS)

                                                                          AVERAGE        INTEREST               INCREASE(DECREASE)
                                                   AVERAGE BALANCE       YIELD/RATE    INCOME/EXPENSE            DUE TO CHANGE IN
                                                 --------------------   ------------  ----------------    NET   ------------------
                                                   1996        1995      1996   1995   1996     1995     CHANGE   VOLUME    RATE
                                                   ----        ----      ----   ----   ----     ----     ------   ------    ----
ASSETS
------
Interest-earning assets:
     Loans                                       $196,670    $159,790    8.43%  8.80% $ 4,177  $ 3,544   $  633   $  789   $(156)
     Investment in debt and equity securities     165,536     159,441    6.11   6.05    2,548    2,432      116       94      22
     Federal funds sold and other
         short-term investments                    33,991      47,924    5.16   5.66      442      684     (242)    (185)    (57)
                                                 --------    --------   -----  -----  -------  -------   ------   ------   -----
         Total interest-earning assets            396,197     367,155    7.18   7.20    7,167    6,660      507      698    (191)
                                                 --------    --------   -----  -----  -------  -------   ------   ------   -----
Nonearning assets:
     Cash and due from banks                       17,705      16,056
     Premises and equipment                         8,063       7,742
     Other assets                                  10,052       9,897
     Allowance for loan losses                     (6,426)     (6,483)
                                                 --------    --------
           Total assets                           425,591     394,367
                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
     Interest-bearing demand deposits              24,105      21,846    3.49   2.98      212      164       48       18      30
     Savings deposits                              72,654      60,624    4.42   5.16      810      788       22      143    (121)
     Time deposits of $100,000
          or more                                   4,558       4,722    5.14   5.71       59       68       (9)      (2)     (7)
     Other time deposits                            5,756       5,687    5.03   5.16       73       74       (1)       1      (2)
                                                 --------    --------   -----  -----  -------  -------   ------   ------   -----
          Total interest-bearing deposits         107,073      92,879    4.28   4.67    1,154    1,094       60      160    (100)
     Federal funds purchased and securities
         sold under repurchase agreements           3,245       1,592    4.65   4.49       38       18       20       19       1
                                                 --------    --------   -----  -----  -------  -------   ------   ------   -----
          Total interest-bearing liabilities      110,318      94,471    4.29   4.67    1,192    1,112       80      179     (99)
                                                 --------    --------   -----  -----  -------  -------   ------   ------   -----
Noninterest-bearing liabilities:
     Demand deposits                               57,185      51,953
     Accounts and drafts payable                  206,007     199,390
     Other liabilities                              6,375       6,947
                                                 --------    --------
           Total liabilities                      379,885     352,761
Stockholders' equity                               45,706      41,606
                                                 --------    --------
           Total liabilities and
            stockholders' equity                 $425,591    $394,367
                                                 ========    ========
            Net interest income                                                       $ 5,975  $ 5,548   $  427   $  519   $ (92)
                                                                                      =======  =======   ======   ======   =====
            Net yield on interest-earning assets                         5.98%  6.00%
                                                                        =====  =====

                                    -9-

Provision for Loan Losses
-------------------------

      A significant determinant of the Company's operating results is the level of loan losses and the provision for loan losses. There was no charge to earnings to provide for loan losses for the First Nine Months of 1996 or the First Nine Months of 1995. Management determined there was no need for any provision for loan losses during these periods. This determination was based on the low level of nonperforming loans compared to the existing balance of the allowance for loan losses, and the Company experiencing a net loss of only $16,000 in the First Nine Months of 1996 and a net recovery of $156,000 in the First Nine Months of 1995.

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

      At September 30, 1996, nonperforming loans, including nonaccrual loans and loans past due 90 days or more, totalled $310,000. This represents .16% of average total loans, which is below industry averages.


      At September 30, 1996, impaired loans totalled $1,292,000 which includes $296,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $795,000 at September 30, 1996. The average balance of impaired loans during the First Nine Months of 1996 was $1,304,000.

      The allowance for loan losses at September 30, 1996 was $6,342,000 and at December 31, 1995 was $6,358,000. The allowance for loan losses at September 30, 1996 represents 3.15% of total loans outstanding compared to 3.65% at December 31, 1995. The allowance covers nonperforming loans at September 30, 1996 approximately 20.5 times compared to 10.1 times at December 31, 1995.

      The following table presents information as of and for the three- and nine-month periods ended September 30, 1996 and 1995 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                        Three Months Ended         Nine Months Ended
                                                            September 30              September 30
                                                       ---------------------      --------------------
                                                         1996         1995          1996        1995
                                                       --------     --------      --------    --------
                                                                  (dollars in thousands)
Allowance at beginning of period                       $  6,421     $  6,473      $  6,358    $  6,334
Provision for loan losses charged to expense                 --           --            --          --

Loans charged off                                          (119)          --          (121)        (35)
Recoveries on loans previously charged off                   40           17           105         191
                                                       --------     --------      --------    --------
Net loan (charge-offs) recoveries                           (79)          17           (16)        156
                                                       --------     --------      --------    --------
Allowance at end of period                             $  6,342     $  6,490      $  6,342    $  6,490
                                                       ========     ========      ========    ========
Loans outstanding:
   Average                                             $196,670     $159,790      $188,931    $155,368
   September 30                                         201,284      160,441       201,284     160,441

Ratio of allowance for loan losses to
   loans outstanding:
   Average                                                 3.22%        4.06%         3.36%       4.18%
   September 30                                            3.15%        4.05%         3.15%       4.05%

Nonperforming loans:
   Nonaccrual loans                                    $    296     $    217      $    296    $    217
   Loans past due 90 days or more                            14          776            14         776
                                                       --------     --------      --------    --------
     Total                                             $    310     $    993      $    310    $    993
                                                       --------     --------      --------    --------
Nonperforming loans as a percent of
   average loans                                            .16%         .62%          .16%        .64%

Noninterest Income
------------------

      Noninterest income is principally derived from service fees generated by CIS's Payment Systems and Software Systems Groups. Total noninterest income for the the First Nine Months of 1996 and the Third Quarter of 1996 decreased $1,526,000 (8.4%) and $180,000 (3.2%), respectively, from the corresponding periods of 1995.

      CIS's Payment Systems Group experienced a decrease in processing revenues of $1,166,000 (8.1%) and $72,000 (1.6%) in the First Nine Months of 1996 and the Third Quarter of 1996, respectively, compared to the corresponding periods of 1995. CIS acquired the Freight Management Division of The First National Bank of Boston effective June 1, 1994. The accounts of this division were converted to CIS's processing systems in two phases. The first phase of conversion was completed in May, 1995 and the second phase was completed in December, 1995. These conversions resulted in a number of lost accounts which were generally expected and generally represented accounts which were previously processed on an unprofitable basis. The Boston operation accounted for a decrease in processing revenues of $1,363,000 in the First Nine Months of 1996 compared to the First Nine Months of 1995. The Boston operation accounted for a decrease in processing revenues of $138,000 in the Third Quarter of 1996 compared to the Third Quarter of 1995. The volume of accepted new business proposals remains strong and should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout the remainder of 1996.

      CIS's Software Systems Group experienced a decrease in freight rating services income of $306,000 (11.0%) and $101,000 (11.5%) in the First Nine Months of 1996 and the Third Quarter of 1996, respectively, compared to the corresponding periods of 1995. This decrease resulted mainly from a decline in software package sales.


Noninterest Expense
-------------------

      Total noninterest expense for the First Nine Months of 1996 decreased $1,185,000 (4.2%) from the First Nine Months of 1995. Total noninterest expense for the Third Quarter of 1996 decreased $31,000 (.3%) from the Third Quarter of 1995. These decreases resulted primarily from decreased operating expenses at CIS's operation in Boston upon completion of account conversions as described above. Total noninterest operating expense excluding intercompany charges of the Boston facility decreased $1,373,000 in the First Nine Months of 1996 and decreased $112,000 in the Third Quarter of 1996 compared to the corresponding periods of 1995.

      Salaries and benefits expense decreased $658,000 (3.5%) in the First Nine Months of 1996 compared to the First Nine Months of 1995. CIS's Boston operation accounted for a decrease of $931,000 resulting from staff attrition and adjustments as account conversions were completed throughout 1995. The Company experienced an increase of $273,000 (1.8%) in salary and benefits expense in the remainder of its operations resulting from salary increases effective January 1, 1996. Salaries and benefits expense decreased $94,000 (1.5%) in the Third Quarter of 1996 compared to the Third Quarter of 1995. CIS's Boston operation accounted for a decrease of $162,000. The Company experienced an increase of $68,000 (1.4%) in salary and benefits expense in the remainder of its operations in the Third Quarter of 1996 compared to the same period in 1995.

      Equipment expense decreased $80,000 (4.1%) in the First Nine Months of 1996 and increased $28,000 (4.4%) in the Third Quarter of 1996, respectively, compared to the corresponding periods of 1995. CIS's Boston operation accounted for a decrease of $50,000 in the First Nine Months of 1996 compared to the same period in 1995.

      Other noninterest expense decreased $437,000 (7.7%) in the First Nine Months of 1996 compared to the First Nine Months of 1995. Other noninterest expense increased $31,000 (1.9%) in the Third Quarter of 1996 over the Third Quarter of 1995. Cass Bank experienced a decrease of $141,000 in FDIC insurance expense in the First Nine Months of 1996 compared to the First Nine Months of 1995 resulting from a reduction in Cass Bank's assessment rate to a minimum of $2,000 per year for 1996. CIS's Boston operation expenses decreased $428,000 in the First Nine Months of 1996 compared to the First Nine Months of 1995.

Balance Sheet Analysis
----------------------

      Federal funds sold and other short-term investments decreased from $81,813,000 at December 31, 1995 to $44,177,000 at September 30, 1996. The
average balance of these accounts was $36,244,000 in the First Nine Months of 1996 compared to $46,053,000 in the First Nine Months of 1995. The decrease in the average balance of these accounts has resulted from a deployment of funds to increased loan balances. See Table 1 and Table 2 on pages 8 and 9 for a presentation of average balances.

      Total loans increased $27,091,000 (15.6%) from $174,193,000 at December 31, 1995 to $201,284,000 at September 30, 1996. The average balances of loans increased $33,563,000 (21.6%) from $155,368,000 in the First Nine Months of 1995 to $188,931,000 in the First Nine Months of 1996. Loan demand and new business volume increased throughout 1995 and has continued into the First Nine Months of 1996.

      Investments in debt and equity securities increased $18,825,000 (12.7%) from $147,860,000 at December 31, 1995 to $166,685,000 at September 30, 1996.
The average balance of investment securities decreased $5,356,000 (3.2%) from $164,934,000 in the First Nine Months of 1995 to $159,578,000 in the First Nine Months of 1996.

      Total earning assets increased $8,280,000 (2.1%) from $403,866,000 at December 31, 1995 to $412,146,000 at September, 1996. The average balance of earning assets increased $18,398,000 (5.0%) from $366,355,000 in the First Nine Months of 1995 to $384,753,000 in the First Nine Months of 1996. This increase was funded by an increase of $17,376,000 in the average balance of interest-bearing liabilities.

      Interest-bearing deposits increased from $97,620,000 at December 31, 1995 to $112,517,000 at September 30, 1996. The average balances of these deposits increased $15,661,000 (18.3%) from $85,649,000 in the First Nine Months of 1995 to $101,310,000 in the First Nine Months of 1996. The most significant increase in these deposits occurred in interest-bearing commercial savings accounts.

      Noninterest-bearing deposits increased $3,222,000 (5.0%) from $64,106,000 at December 31, 1995 to $67,328,000 at September 30, 1996. The
average balance of these accounts increased $4,053,000 (7.7%) from $52,618,000 in the First Nine Months of 1995 to $56,671,000 in the First Nine Months of 1996.

      Accounts and drafts payable generated by CIS in its freight payment operations decreased $7,204,000 (3.4%) from $209,029,000 at December 31, 1995 to $201,825,000 at September 30, 1996. The average balances of these funds decreased $3,779,000 (1.8%) from $205,677,000 for the First Nine Months of 1995 to $201,898,000 in the First Nine Months of 1996. This decrease has resulted from a change in the mix of accounts with a greater number of accounts being priced with a higher component of revenue generated from fees relative to revenue generated from balances in accounts and drafts payable.

Liquidity
---------

      As of September 30, 1996, approximately 58% of the Company's loan portfolio was composed of commercial loans, of which 78% represented loans maturing within one year. As of the same date, real estate loans, primarily commercial, represented approximately 40% of the total and of these, 26% represented balances maturing within one year. Approximately 2% of the loan portfolio is represented by installment loans.

      The liquidity of the Company is primarily represented by cash and due from banks of $14,297,000 and Federal funds sold and other short-term investments of $44,177,000 at September 30, 1996. Included in this caption are $24,000,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

      Investments in debt and equity securities represented approximately 38% of total assets at September 30, 1996. Of the U.S. Government securities in the Company's investment portfolio, which represented 76% of the total, 19% have maturities of less than one year. U.S. Government Agencies and Corporations represented 23% of the total. Obligations of states and political subdivisions constituted 1% of the investment portfolio at September 30, 1996. There were no sales of debt securities in the First Nine Months of 1996. Of the total portfolio, over 87% of the securities have maturities of five years or less. These securities provide the Company longer term liquidity than its primary sources, cash and due from banks and other short-term instruments. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available-for-sale; however, the Company does not foresee any such short-term liquidity needs.

      The funds provided by Cass Bank consist of a sizable volume of core deposits. Historically, the Company has been a net provider of Federal funds. During the First Nine Months of 1996, the Company was a net provider of Federal funds, averaging nearly $9,285,000 in net funds sold. The Company was able to meet its liquidity requirements in the First Nine Months of 1996 through the growth of deposit accounts and the liquid nature of Federal funds sold and other short-term investments.

Asset/Liability Management Program
----------------------------------

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

     The following table presents the Company's rate sensitive position at September 30, 1996 for the various time frames indicated.

                                                                  OVER        OVER
                                                                 THREE         SIX      OVER ONE
                                                     THREE      THROUGH      THROUGH    THROUGH      OVER
                                       VARIABLE      MONTHS       SIX        TWELVE      FIVE        FIVE
                                         RATE        OR LESS     MONTHS      MONTHS      YEARS       YEARS       TOTAL
                                         ----        -------     ------      ------      -----       -----       -----
                                                               (Dollars expressed in thousands)
Interest-earning assets:

  Loans                                $ 94,679      $ 7,779     $ 6,256     $ 5,467    $ 84,827    $  2,276    $201,284
  Investment in debt and
    equity securities                       --         6,003       5,998      12,029     122,030      20,625     166,685
  Federal funds sold and other
    short-term investments               44,177           --          --          --          --          --      44,177
                                       --------      -------     -------     -------    --------    --------    --------
    Total interest-earning assets      $138,856      $13,782     $12,254     $17,496    $206,857    $ 22,901    $412,146
                                       ========      =======     =======     =======    ========    ========    ========
Interest-bearing liabilities:

  Interest-bearing
    transaction accounts               $102,158      $    --     $    --     $    --    $     --    $     --    $102,158
  Time deposits-$100,000
    or more                                  --        2,334         803       1,423         107          --       4,667
  Other time deposits                        --        1,290       1,467       1,760       1,175          --       5,692
  Federal funds purchased
    and securities sold under
    repurchase agreements                 4,974           --          --          --          --          --       4,974
                                       --------      -------     -------     -------    --------    --------    --------
    Total interest-bearing
      liabilities                      $107,132      $ 3,624     $ 2,270     $ 3,183    $  1,282    $     --    $117,491
                                       ========      =======     =======     =======    ========    ========    ========
Interest sensitivity gap:
   Periodic                            $ 31,724      $10,158     $ 9,984     $14,313    $205,575    $ 22,901    $294,655
   Cumulative                            31,724       41,882      51,866      66,179     271,754     294,655

Ratio of interest-sensitive
    assets to interest-sensitive
    liabilities:
      Periodic                            1.30x        3.80x       5.40x       5.50x     161.35x          --       3.51x
      Cumulative                          1.30x        1.38x       1.46x       1.57x       3.31x       3.51x       3.51x

Capital Resources
-----------------

      Stockholders' equity was $46,460,000 or 10.58% of total assets at September 30, 1996, an increase of $3,147,000 over the amount outstanding at December 31, 1995. This increase resulted from net income of $4,676,000; dividends paid of $1,331,000 ($.69 per share); increase in unrealized holding losses of $281,000; and the amortization of the stock bonus plan of $83,000. Primary capital, including the allowance for loan losses, reached $52,802,000 at September 30, 1996 or 12.02% of total assets compared to $49,671,000 or 11.67% of total assets at December 31, 1995.

      Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

      The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at September 30, 1996:

                                                            Company              Cass
                                                          Consolidated           Bank
                                                          ------------           ----
                   Leverage Ratio                            11.11%             11.20%
                   Tangible Capital Ratio                    12.00              11.90
                   Primary Capital                           12.02              11.90
                   Risk Based Capital:
                      Tier I                                 19.47              13.68
                      Tier II                                20.73              14.38

Inflation
---------

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

PART II
-------

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

Item 3. DEFAULTS IN SENIOR SECURITIES
        -----------------------------
        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        ----------------------------------
        SECURITY HOLDERS
        ----------------
        None

Item 5. OTHER INFORMATION
        -----------------
        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)    None

        (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CASS COMMERCIAL CORPORATION

      DATE:  October 31, 1996           By       Lawrence A. Collett
                                          -------------------------------------
                                                 Lawrence A. Collett
                                          Chairman and Chief Executive Officer



      DATE:  October 31, 1996           By       Lawrence L. Frieben
                                          -------------------------------------
                                                 Lawrence L. Frieben
                                              Vice President-Secretary
                                        (Chief Financial and Accounting Officer)