Form 10-K405
period 1996-12-31
CASS COMMERCIAL CORP
filed 1997-03-27
CIK 708781

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

   (Mark One)
      /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the fiscal period from            to
                                      ------------  -----------

                       Commission file number 2-80070

                        CASS COMMERCIAL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant specified in its charter)

           Missouri                                 43-1265338
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.A. Employer
incorporation or organization)                  identification No.)

3636 South Geyer Road, Sunset Hills, Missouri         63127
-------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (314) 821-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class     Name of each exchange on which registered
-------------------     -----------------------------------------
        None                             None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock par value $.50
-------------------------------------------------------------------------------
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes   X     No
         --------   ---------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.        X
                                          -------------

      As of March 15, 1997, 3,858,548 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $59,424,552 based upon the NASDAQ Stock Market closing price of $21.50 for March 15, 1997.

                   DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference in Part I and II hereof.

2. Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1997 is incorporated by reference in Part III hereof.

                              PART I.
                              -------
ITEM 1.     BUSINESS
            --------

Cass Commercial Corporation
---------------------------

      Registrant, Cass Commercial Corporation (the "Company"), is a bank holding corporation organized in 1982 under the laws of Missouri and approved by the Board of Governors of the Federal Reserve system in February 1983 and is governed by regulations of the Board of Governors of the Federal Reserve system applying to bank holding companies. As of December 31, 1996, the Company owned 100% of the outstanding shares of common stock of Cass Bank & Trust Company ("Cass Bank") and Cass Information Systems, Inc. ("CIS"), a nonbanking subsidiary, formerly named Cass Logistics, Inc. The business of the Company is providing supervisory assistance to its subsidiaries in the form of centralized accounting, human resources and internal auditing services.

      The Company and its subsidiaries had 558 full-time and 14 part-time employees as of March 15, 1997.

      Total net revenue, income before income tax, identifiable assets, depreciation and amortization expense and capital expenditures attributable to each business segment, for the three years ended December 31, 1996 are set forth in Note Thirteen of the Notes to Consolidated Financial Statements on page 22 of the Cass Commercial Corporation 1996 Annual Report, which note is hereby incorporated by reference.

Recent Development
------------------

      Cass Commercial Corporation announced a two-for-one stock split in the form of a 100% stock dividend payable March 15, 1997 to stockholders of record as of March 5, 1997. All per share data in this report has been adjusted to reflect such stock dividend.

Cass Bank & Trust Company
-------------------------

      Cass Bank was organized as a Missouri Trust Company with banking powers in 1906. Its principal banking office is located at 3636 South Geyer Road, Sunset Hills, Missouri.

      Cass Bank provides banking services to the commercial, industrial and residential areas it serves. However, its primary focus is small, privately owned businesses. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts; lockbox operations and other financial management services. Although Cass Bank has trust powers, it does not operate a trust department. At December 31, 1996, Cass Bank had total assets of $212,776,000, deposits of $187,340,000 and aggregate capital accounts of $21,612,000 and for the year ended December 31, 1996, had net income of $2,503,000.

      Cass Bank encounters substantial competition in its banking business, both from other banks in St. Louis, Missouri and from banks throughout the St. Louis metropolitan area. Savings and loan associations, credit unions and other financial institutions also provide competition. However, the principal competition is represented by bank holding company affiliates, many of which are larger and have greater resources than Cass Bank, and are able to offer a wide range of banking and related services.

Cass Information Systems, Inc.
------------------------------

      CIS, formerly operated as a division of Cass Bank, conducts information and payment operations. In 1956, Cass Bank began the operation of a freight payment service to meet the needs of shippers and receivers of freight and transportation companies in the St. Louis metropolitan area. This service was well received and, in 1967, its marketing was expanded to cover the entire United States. The range and scope of the services have been expanded significantly over the years, and today many Fortune 500 companies in the United States utilize the broad array of services provided by CIS.

      In June 1994, CIS acquired substantially all the assets and assumed substantially all the liabilities of the Freight Management Division of the Bank of Boston, which increased CIS's freight payment dollar volume by approximately 25%.

      The headquarters and operations of CIS are at 13001 Hollenberg Drive, Bridgeton, Missouri where 41,000 square feet of space is utilized. Other operating locations are in Columbus, Ohio; Chicago, Illinois and Boston, Massachusetts.

      CIS's competition comes from both within and outside the banking industry. Many banks, which had provided freight payment services in the past, have ceased providing such services or have sold those operations during the last several years. CIS also competes with several nonbanking companies throughout the United States. The Company believes CIS to be the largest firm in the freight bill payment industry in terms of the total dollars of freight bills paid; the total number of employees on staff; total revenues and total assets employed. Nonbank competition consists of five primary competitors and numerous small freight bill audit firms located in cities throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis.

      CIS owns several service marks for the freight payment services and logistics information software it provides. Those marks deemed the most valuable are:

            Freightpay- The basic freight payment services provided by CIS

            Ratemaker-  The rate maintenance software product which is provided to customers on a service basis as well

            First Rate- The carrier selection software product which is also available in a service environment

      In addition, CIS either owns or has applied for nine other service marks.

      CIS continues to expand its Electronic Data Interchange ("EDI") capabilities. CIS currently processes over 40% of its freight payment transactions via EDI and anticipates a continuing increase in this method of processing.

      CIS is not dependent on any one customer for a large portion of its business. It has a varied client base with no individual client exceeding 5% of total revenue.

      For the year 1996, CIS had net income of $4,130,000. Total assets at December 31, 1996 were $237,963,000.


REGULATION AND SUPERVISION
--------------------------

      General
      -------

      The Company and Cass Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

      Federal Bank Holding Company Regulation
      ---------------------------------------

      The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and as such, it is subject to regulation, supervision and examination by the Federal Reserve Bank (the "FRB"). The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require.

      The BHC Act requires every bank holding company to obtain the prior approval of the FRB before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

      With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

      Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from Cass Bank for its cash needs, including funds for payment of dividends, interest and operating expenses. Further, under the BHC Act and certain regulations of the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, Cass Bank may not generally require a customer to obtain other services from Cass Bank or the Company, and may not require that customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.

      State Bank Holding Company Regulation
      -------------------------------------

      The Company, as a Missouri bank holding company, is also subject to regulation by the Division of Finance of the State of Missouri (the "Division of Finance"). Under the Missouri banking laws, prior approval of the Division of Finance is required before a bank holding company may acquire control of a Missouri chartered bank or a bank holding company incorporated in Missouri. In addition, under the Missouri banking laws, it is unlawful for any bank holding company to obtain control of any bank if the total deposits in the bank together with the total deposits in all banks in Missouri controlled by such bank holding company exceed 13% of the total deposits held by all depository financial institutions in Missouri. In computing deposits for purposes of this calculation, certificates of deposit in the face amount of $100,000 or more, deposits from outside the United States and deposits from banks not controlled by the bank holding company are excluded. Depository financial institution is defined as any financial institution which accepts deposits and which can insure such deposits through an agency of the Federal government. As of December 31, 1996, the Company's consolidated Missouri deposits represented less than 1% of the total deposits held by all Missouri depository financial institutions.

      Federal and State Bank Regulation
      ---------------------------------

      Cass Bank is a Federally-insured Missouri bank and became a member of the Federal Reserve System in November 1994. Cass Bank is subject to the supervision and regulation of the Division of Finance, and to the supervision and regulation of the FRB. These agencies may prohibit Cass Bank from engaging in what they believe constitutes unsafe or unsound banking practices.

      The maximum legal rate of interest which Cass Bank may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. There are several state and federal statutes which set maximum legal rates of interest for various kinds of loans.

      The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

      On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDB Act") was enacted. The CDB Act includes more than 50 regulatory relief provisions designed to streamline the regulatory process for banks and thrifts and to eliminate certain duplicative regulations and paperwork requirements established after, and largely as a result of, the savings and loan debacle. Well run community banks with less than $250 million in assets will be examined every 18 months rather than annually. The application process for forming a bank holding company has been greatly reduced. Also, the requirement that call report data be published in local newspapers has been eliminated. The CDB Act establishes dual programs and provides funding in the amount of $382 million to provide for development services, lending and investment in distressed urban and rural areas by community development financial institutions and banks. In addition, the CDB Act also includes provisions relating to flood insurance reform, money laundering, regulation of high-cost mortgages, and small business and commercial real estate securitization.

      Cass Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and
(ii) must not involve more than the normal risk of repayment or present other unfavorable features. Cass Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on Cass Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of Cass Bank, the imposition of a cease and desist order and other regulatory sanctions.

      Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate and standards for asset quality, earnings and stock valuation.
An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that Cass Bank meets all the standards of FDICIA. FDICIA also imposed new capital standards on insured depository institutions, all of which are met by Cass Bank.

      Deposit Insurance and Assessments
      ---------------------------------

      As a Federal Depository Insurance Corporation ("FDIC") member institution, the deposits of Cass Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and Cass Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

      The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC reduced the assessment rates for 1996 to a range of zero (0) cents to 31 cents per $100 of insured deposits. The Bank qualified for the $0 assessment rate for 1996, and was required to pay the statutory minimum deposit premium of $2,000 for the year. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

      Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default (the "Cross Guarantee"). "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating either that there is no reasonable prospect that the institution will be able to meet the demands of its depositors or pay its obligations in the absence of regulatory assistance, or that its capital has been depleted and there is no reasonable prospect that it will be replenished in the absence of regulatory assistance. The Cross Guarantee thus enables the FDIC to assess a holding company's healthy BIF members for the losses of any of such holding company's failed BIF members. Cross Guarantee liabilities are generally superior in priority to obligations of the depository institution to its shareholders, due solely to their status as shareholders, and obligations to other affiliates. Under FIRREA, failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the taking of "brokered deposits."

      Dividends
      ---------

      The principal source of the Company's cash revenues is dividends received from Cass Bank and CIS. The Missouri banking laws impose certain limitations on the payment of dividends by Missouri state chartered banks such as Cass Bank, as follows: (1) no dividends may be paid which would impair capital; (2) until the surplus fund of a bank is equal to 40% of its capital, no dividends may be declared unless there has been carried to the surplus account no less than one-tenth of its net profits for the dividend period; and (3) dividends are payable only out of a bank's undivided profits. In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice.

      Capital Adequacy
      ----------------

      The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities.

      The FRB and FDIC have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital (see description of Tier 1 capital and Tier 2 capital below). Bank holding companies are required under such guidelines to deduct all intangibles except purchased mortgage servicing rights from capital.

      Tier 1 capital for bank holding companies includes common shareholders' equity, qualifying perpetual preferred stock (up to 25% of total Tier 1 capital, if cumulative; under a FRB rule, redeemable perpetual preferred stock may not be counted as Tier 1 capital unless the redemption is subject to the prior approval of the FRB) and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above. Tier 2 capital includes: (i) the allowance for loan losses up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier 1 capital; (iii) hybrid capital instruments; (iv) perpetual debt; (v) mandatory convertible securities and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations, capital instruments and investments in unconsolidated subsidiaries.

      Banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%, depending on the type of asset. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk-weight category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

      The FRB also has implemented a leverage ratio, which is Tier 1 capital as a percentage of total average assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the FRB expects an additional cushion of at least 100 to 200 basis points.

      As of December 31, 1996, the Company and the Bank's risk-based Tier 1 Capital and Total Capital ratios, and Leverage ratio, were as follows:

                                                 Company             Cass
                                               Consolidated          Bank
                                               ------------          ----
        Tier 1 Capital to Risk-Weighted Assets    19.92%            13.46%

        Total Capital to Risk-Weighted Assets     21.17%            14.71%

        Leverage Ratio                            10.05%            11.06%


      FDICIA
      ------

      The Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA") made extensive changes to the federal banking laws. FDICIA instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits. FDICIA contains various other provisions that may affect the operations of banks and savings institutions.

      The prompt corrective action provision of FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories ("well capitalized", "adequately capitalized" or one of three "undercapitalized" categories) and to take progressively more restrictive actions based on the capital categorization, as specified below. Under FDICIA, capital requirements would include a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any relevant capital measure.

      The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it: (i) had a risk-based capital ratio of 10% or greater;
(ii) had a ratio of Tier I capital to risk-adjusted assets of 6% or greater;
(iii) had a ratio of Tier I capital to average assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital for any capital measure. A bank will be adequately capitalized if it was not "well capitalized" and; (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and (iii) had a ratio of Tier I capital to average assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to average assets were 3% or greater). At December 31, 1996 Cass Bank is categorized as "well capitalized".

      FDICIA makes extensive changes in existing rules regarding audits, examinations and accounting. It generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also imposes new responsibilities on managment, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

      Monetary Policy
      ---------------

      The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

      Branching Act
      -------------

      On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act") was enacted. Under the Branching Act, beginning September 29, 1995, adequately capitalized and adequately managed bank holding companies are allowed to acquire banks accross state lines, without regard to whether the transaction is prohibited by state law; however, they are required to maintain the acquired institutions as separately chartered institutions. Any state law relating to the minimum age of target banks (not to exceed five years) has been preserved. Under the Branching Act, the Federal Reserve Board is not permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official.

      In addition, under the Branching Act beginning on June 1, 1997, banks will be permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

      The responsible federal agency will not be permitted to approve any merger if, after the merger, the resulting entity would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in any state affected by the merger. The responsible agency could approve a merger, notwithstanding the 30% limit, if home state waives the limit either by statute, regulation or order of the appropriate state official.

      Under the Branching Act, states may adopt legislation permitting interstate mergers before June 1, 1997. In contrast, states may adopt legislation before June 1, 1997, subject to certain conditions, opting-out of interstate branching. If a state opts-out of interstate branching, no out-of-state bank may establish a branch in that state through an acquisition or de novo, and a bank whose home state opts-out may not participate in an interstate merger.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

      The following table shows the condensed average balance sheets for each of the periods reported, the interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported.

                                                             For the year ended December 31
                                           -----------------------------------------------------------------
                                             1996                         1995                        1994
                                  -------------------------    ------------------------    ----------------------------
                                            Interest                    Interest                      Interest
                                  Average   Income/  Yield/    Average  Income/  Yield/    Average    Income/    Yield/
                                  Balance   Expense   Rate     Balance  Expense   Rate     Balance    Expense     Rate
                                  -------   -------  ------    -------  -------  ------    -------    -------    ------
                                                       (Dollars expressed in thousands)
ASSETS<F1>
----------
Earning assets:
  Loans<F2><F3>:
   Taxable                        $190,634  $16,096   8.44%   $157,638  $13,949    8.85%   $140,828   $11,412     8.10%
   Tax-exempt<F4>                    1,462      147  10.05       1,299      141   10.85       1,868       191    10.22
  Debt and equity securities<F5>:
   Taxable                         158,884    9,729   6.12     160,193    9,741    6.08     153,317     8,701     5.68
   Tax-exempt<F4>                    1,407      110   7.82         854       70    8.20         947       106    11.19
  Federal funds sold and other
   short-term investments           40,639    2,132   5.25      51,602    2,972    5.76      47,128     1,963     4.17
                                  --------  -------           --------  -------            --------   -------

     Total earning assets          393,026   28,214   7.18     371,586   26,873    7.23     344,088    22,373     6.50
                                  --------  -------  =====    --------  -------   =====    --------   -------    =====

Nonearning assets:
  Cash and due from banks           17,945                      15,645                       14,639
  Premises and equipment             8,091                       7,731                        7,428
  Other assets                      10,196                      12,459                        9,340
  Allowance for loan losses         (6,305)                     (6,504)                      (6,369)
                                  --------                    --------                     --------

     Total assets                 $422,953                    $400,917                     $369,126
                                  ========                    ========                     ========

                                                                  (continued)

                                                             For the year ended December 31
                                           -----------------------------------------------------------------
                                             1996                         1995                        1994
                                  -------------------------    ------------------------    ----------------------------
                                            Interest                    Interest                      Interest
                                  Average   Income/  Yield/    Average  Income/  Yield/    Average    Income/    Yield/
                                  Balance   Expense   Rate     Balance  Expense   Rate     Balance    Expense     Rate
                                  -------   -------  ------    -------  -------  ------    -------    -------    ------
                                                       (Dollars expressed in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY<F1>
----------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand
   deposits                       $ 24,895  $   826   3.32%   $ 20,791  $   639    3.07%   $ 23,856   $   610     2.56%
  Savings deposits                  68,565    3,139   4.58      57,832    2,858    4.94      49,834     1,685     3.38
  Time deposits of
   $100,000 or more                  4,512      242   5.36       4,715      267    5.66       3,352       127     3.79
  Other time deposits                5,790      296   5.11       5,584      272    4.87       6,286       219     3.48
                                  --------  -------           --------  -------            --------   -------
     Total interest-
       bearing deposits            103,762    4,503   4.34      88,922    4,036    4.54      83,328     2,641     3.17
  Short-term borrowings              3,090      139   4.50       2,121       92    4.34       1,147        42     3.66
                                  --------  -------           --------  -------            --------   -------
     Total interest-bearing
       liabilities                 106,852    4,642   4.34      91,043    4,128    4.53      84,475     2,683     3.18
                                  --------  -------  =====    --------  -------    ====    --------   -------     ====
Noninterest-bearing
  liabilities:
  Demand deposits                   57,833                      54,079                       57,642
  Accounts and drafts payable      206,269                     207,424                      183,113
  Other liabilities                  6,749                       7,447                        6,835
                                  --------                    --------                     --------

     Total liabilities             377,703                     359,993                      332,065
Stockholders' equity                45,250                      40,924                       37,061
                                  --------                    --------                     --------
     Total liabilities and
       stockholders' equity       $422,953                    $400,917                     $369,126
                                  ========                    ========                     ========

Net interest income                         $23,572                     $22,745                       $19,690
                                            =======                     =======                       =======

Net interest margin                                  6.00%                         6.12%                          5.72%
                                                     ====                          ====                           ====

                                                                 (continued)



AVERAGE BALANCES, INTEREST AND RATES, Continued

NOTES:
<F1>  Balances shown are daily averages.

<F2>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note One to the Company's 1996 Consolidated Financial Statements, incorporated by reference herein.

<F3>  Interest income on loans includes net loan fees of $8,000, $26,000 and
      $67,000 for 1996, 1995 and 1994, respectively.

<F4>  Income is presented on a tax-equivalent basis assuming a tax rate of 34%
      for 1996, 1995 and 1994. The tax-equivalent adjustment was approximately $88,000, $72,000 and $100,000 for 1996, 1995 and 1994,
      respectively.

<F5>  For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

INTEREST VOLUME AND RATE VARIANCE

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                           For the year ended December 31
                                                         ----------------------------------
                                                1996 Compared to 1995           1995 Compared to 1994
                                               Increase (Decrease) Due         Increase (Decrease) Due
                                                   to Change in:                    to Change in:
                                               -----------------------         -----------------------
                                                                   Net                                 Net
                                          Volume        Rate      Change      Volume       Rate       Change
                                          ------        ----      ------      ------       ----       ------
                                                         (Dollars expressed in thousands)
Interest earned on:
  Loans <F1><F2>:
   Taxable                                $2,810      $ (663)     $2,147      $1,433      $1,104      $2,537
   Tax-exempt <F3>                            17         (11)          6         (61)         11         (50)
  Debt and equity securities:
   Taxable                                   (80)         68         (12)        401         639       1,040
   Tax-exempt <F3>                            43          (3)         40         (10)        (26)        (36)
  Federal funds sold and other
   short-term investments                   (591)       (249)       (840)        201         808       1,009
                                          ------      ------      ------      ------      ------      ------
     Total interest income                 2,199        (858)      1,341       1,964       2,536       4,500
                                          ------      ------      ------      ------      ------      ------
Interest expense on:
  Interest-bearing demand deposits           133          54         187         (85)        114          29
  Savings deposits                           502        (221)        281         304         869       1,173
  Time deposits of $100,000 or more          (11)        (14)        (25)         63          77         140
  Other time deposits                         10          14          24         (27)         80          53
  Short-term borrowings                       44           3          47          41           9          50
                                          ------      ------      ------      ------      ------      ------
     Total interest expense                  678        (164)        514         296       1,149       1,445
                                          ------      ------      ------      ------      ------      ------
     Net interest income                  $1,521      $ (694)     $  827      $1,668      $1,387      $3,055
                                          ======      ======      ======      ======      ======      ======

<F1>  Average balances include nonaccrual loans.

<F2>  Interest income includes net loan fees.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 34% for 1996, 1995 and 1994.

II. INVESTMENT PORTFOLIO

The carrying value of investments in debt and equity securities by category of securities for each year, is as follows:

                                                        December 31
                                                ----------------------------
                                                1996        1995        1994
                                                ----        ----        ----
                                              (Dollars expressed in thousands)
U.S. Government Treasury securities           $121,461    $102,992    $120,199
Obligations of U.S. Government
  corporations and agencies                     36,513      43,751      49,794
States and political
  subdivisions                                   1,492         916         566
Stock of the Federal Reserve Bank                  201         201         201
                                              ========    ========    ========
    Total investments                         $159,667    $147,860    $170,760

At December 31, 1996, the maturity of investments in debt securities is as follows:

                                                After       After
                                              One Year    Five Years
                                     One       Through     Through      After       Weighted
                                   Year or      Five         Ten         Ten        Average
                                    Less        Years       Years       Years        Yield
                                    ----        -----       -----       -----        -----
                                            (Dollars expressed in thousands)
U.S. Government  Treasury
  securities                       $24,094    $ 97,367      $   --    $    --         6.26%
Obligations of U.S. Govern-
  ment corporations and
  agencies                              --      19,414       2,408     14,691         5.92
States and political
  subdivisions<F1>                      --         448         533        511         5.13
                                   -------    --------      ------    -------
    Total investments              $24,094    $117,229      $2,941    $15,202         6.17%
                                   =======    ========      ======    =======         ====
Weighted average yield                6.33%       6.18%       6.19%      5.93%
                                   =======    ========      ======    =======

<F1>   Rates on obligations of states and political subdivisions have been adjusted to pretax equivalent rates using the incremental statutory federal income tax rate of 34%. While yields by range of maturity are routinely provided by the Company's accounting system on a tax equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed federal income tax rate of 34%, the adjustment amounted to approximately $38,000.

There was no single issuer of securities in the investment portfolio at December 31, 1996 other than the U.S. Government and U.S. Government corporations and agencies, for which the aggregate amortized cost exceeded ten percent of total stockholders' equity.

III. LOAN PORTFOLIO

The composition of the loan portfolio is as follows:

                                                         December 31
                                  --------------------------------------------------------
                                     1996        1995       1994        1993        1992
                                     ----        ----       ----        ----        ----
                                               (Dollars expressed in thousands)
  Commercial and industrial       $ 94,962    $ 98,641    $ 91,500    $ 88,726    $110,276
  Real estate:
   Mortgage                         85,360      58,746      48,997      51,225      50,352
   Construction                      9,164      11,057       4,253       6,478      10,426
  Industrial revenue bonds           2,851       1,117       1,561       2,208       2,772
  Installment, net                   3,794       3,954       5,226       4,738       4,996
  Other                              1,644         678         929         552         913
                                  --------    --------    --------    --------    --------
     Total loans                  $197,775    $174,193    $152,466    $153,927    $179,735
                                  ========    ========    ========    ========    ========


Loans at December 31, 1996 mature as follows:

                                                   Over One Year                 Over
                                                Through Five Years            Five Years
                                                -------------------       ------------------
                                   One Year     Fixed      Floating       Fixed     Floating
                                   or Less      Rate         Rate         Rate        Rate      Total
                                   -------      ----         ----         ----        ----      -----
                                                  (Dollars expressed in thousands)
Commercial and industrial          $76,049     $16,580     $ 1,960        $373      $   --    $ 94,962
Real estate:
     Mortgage                       11,293      64,136       9,881          50          --      85,360
     Construction                    8,131       1,033          --          --          --       9,164
Industrial revenue bonds               678       2,173          --          --          --       2,851
Installment, net                     1,702       2,092          --          --          --       3,794
Other                                1,644          --          --          --          --       1,644
                                   -------     -------     -------        ----      ------    --------
  Total loans                      $99,497     $86,014     $11,841        $423      $   --    $197,775
                                   =======     =======     =======        ====      ======    ========

Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

RISK ELEMENTS INCLUDED IN LENDING ACTIVITIES

The following are nonperforming assets:

                                                                      December 31
                                                  ----------------------------------------------------
                                                  1996        1995        1994        1993        1992
                                                  ----        ----        ----        ----        ----
                                                              (Dollars expressed in thousands)
Commercial, industrial and industrial
  revenue bonds:
  Nonaccrual                                      $480        $151        $247      $  810      $3,269
  Contractually past due 90 days
   or more                                          --         186          --          --          --
  Renegotiated loans                                --         278         213         975         472
Real estate-construction contractually
  past due 90 days or more                          --          15          --          --          --
Real estate-mortgage:
  Nonaccrual                                        --          --          --          43         177
  Contractually past due 90 days
   or more                                         306          --          --          --          --
Installment:
  Nonaccrual                                        --          --          --         104         369
  Contractually past due 90 days
   or more                                          --          --          --          --          44
                                                  ----        ----        ----      ------      ------
     Total nonperforming loans                     786         630         460       1,932       4,331
Other real estate                                   --          --          --          --         608
                                                  ----        ----        ----      ------      ------
     Total nonperforming assets                   $786        $630        $460      $1,932      $4,939
                                                  ====        ====        ====      ======      ======
(1)   Nonaccrual Loans
      ----------------
      It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business is doubtful.  Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income.  Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $299,000 for the year ended December 31, 1996.  Of this amount, approximately $221,000 was actually recorded as interest income on such loans.

(2)   Potential Problem Loans
      -----------------------
      At December 31, 1996, after review of potential problem loans identified by management including those noted above, management of the Company concluded the allowance for loan losses was adequate.
      As of December 31, 1996, approximately $2,829,000 of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.  Of this balance of potential problem loans, $2,440,000 are deemed to be impaired as defined by Statement of Financial Accounting Standards
      No. 114, Accounting by Creditors for Impairment of a Loan.  While
      these borrowers are currently meeting all of the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

(3)   Foreign Loans
      -------------
      The Company does not have any foreign loans.



(4)   Loan Concentrations
      -------------------
      The Company has no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table.  As can be seen in the loan composition table above and discussed in Note Four to the Company's 1996 Consolidated
      Financial Statements (included in the Company's 1996 Annual Report to
      Stockholders incorporated herein by reference), the Company's primary market niche is the small, privately held commercial company. Loans to these entities are generally secured by the business assets of the company, including accounts receivable, inventory, machinery and equipment, and the building(s)/plant(s) from which the company operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer by customer basis, based on the business in which the customer operates. Intermediate term credit for machinery and equipment is generally loaned at some percentage of the value of the equipment purchased, again depending on the type of machinery or equipment purchased by the entity (e.g.
      less funds would be loaned on restaurant equipment which has a lower resale value than certain types of machinery which tend to hold their value). Long term credits are secured by the entity's building(s)/
      plant(s) and are generally loaned with a maximum 80% loan to value ratio.

      Loans secured exclusively by commercial real estate are generally made with a maximum 80% loan to value ratio, again depending upon the Company's estimate of the resale value and ability for the property to cash flow. The Company's loan policy requires an independent appraisal for all loans over $250,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such commercial real estate credits. When problems are identified, appraised values are updated on a continual basis, either internally or through ordering an updated external appraisal.

      The Company's loan portfolio does not include a significant amount of single family real estate mortgage or installment credits, as the Company has not concentrated on the consumer side of the business.

(5)   Other Interest-Earning Assets
      -----------------------------
      The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of loan loss experience:

                                                            For the year ended December 31
                                              --------------------------------------------------------
                                                1996        1995        1994        1993        1992
                                                ----        ----        ----        ----        ----
                                                           (Dollars expressed in thousands)
Allowance at beginning of year                $  6,358    $  6,334    $  6,446    $  6,953    $  3,387
Loans charged-off:
  Commercial, industrial and IRB's               2,120         183         436       1,179       7,031
  Real estate:
   Mortgage                                         --          --          --          --          --
   Construction                                     --          --          --          --          --
  Installment                                        1           3          24           8           1
                                              --------    --------    --------    --------    --------
     Total                                       2,121         186         460       1,187       7,032
                                              --------    --------    --------    --------    --------
Recoveries of loans previously charged-off:
  Commercial, industrial and IRB's                 152         708         348         559         341
  Real estate:
   Mortgage                                         --          --          --          --          --
   Construction                                     --          --          --          --          --
  Installment                                        7           2          --          --          --
                                              --------    --------    --------    --------    --------
     Total                                         159         710         348         559         341
                                              --------    --------    --------    --------    --------
Net loans charged-off (recovered)                1,962        (524)        112         628       6,691
                                              --------    --------    --------    --------    --------
Provision charged to expense<F1>                    --        (500)         --         121      10,257
                                              --------    --------    --------    --------    --------
Allowance at end of year                      $  4,396    $  6,358    $  6,334    $  6,446    $  6,953
                                              ========    ========    ========    ========    ========
Loans outstanding:
  Average                                     $192,096    $158,937    $142,696    $158,164    $203,166
  December 31                                  197,775     174,193     152,466     153,927     179,735
Ratio of allowance for loan losses to
  loans outstanding:
  Average                                         2.29%       4.00%       4.44%       4.08%       3.42%
  December 31                                     2.22%       3.65%       4.15%       4.19%       3.87%
Ratio of net charge-offs to average loans
  outstanding                                     1.02%       (.33)%       .08%        .40%       3.29%
                                              ========    ========    ========    ========    ========

Allocation of allowance for loan losses<F2>:
  Commercial, industrial and IRB's            $  3,825    $  5,582    $  5,485    $  5,956    $  6,006
  Real estate:
   Mortgage                                        119         502         492         143         284
   Construction                                    173           7         101          --          --
  Installment                                      279         267         256         347         663
                                              --------    --------    --------    --------    --------
     Total                                    $  4,396    $  6,358    $  6,334    $  6,446    $  6,953
                                              ========    ========    ========    ========    ========

Percent of categories to total loans:
  Commercial and industrial and IRB's             49.5%       57.3%       61.0%       59.1%       62.9%
  Real estate:
   Mortgage                                       43.2        33.7        32.2        33.3        28.0
   Construction                                    4.6         6.3         2.8         4.2         5.8
  Installment                                      1.9         2.3         3.4         3.1         2.8
  Other                                             .8          .4          .6          .3          .5
                                              --------    --------    --------    --------    --------
     Total                                       100.0%      100.0%      100.0%      100.0%      100.0%
                                              ========    ========    ========    ========    ========
See notes <F1> and <F2> on the following page.




IV. SUMMARY OF LOAN LOSS EXPERIENCE, Continued

<F1>  Factors which influence management's determination of the provision for loan losses charged to expense for each of the years presented above, among other things, include evaluation of each nonperforming and/or classified loan to determine the estimated loss exposure under existing circumstances known to management; evaluation of all potential problem loans identified in light of possible loss exposure based upon existing circumstances known to management; an analysis of the loan portfolio with regard to potential future loss exposure on loans to specific customers and/or industries; current economic conditions and an overall review of the remainder of the portfolio in light of past loan loss experience.


<F2>  The Company allocated its allowance for loan losses to the various loan categories at December 31, 1996 based on the ratio of total nonperforming loans over the last 5 years. Management views the allowance for loan losses as being available for all potential or presently unidentified loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans.

      Allocations estimated for the categories do not specifically represent that loan charge-offs of this magnitude will be required. The allocation does not restrict future loan losses attributable to a particular category of loans from being absorbed by the portion of the allowance attributable to other categories of loans. The risk factors considered when determining the overall level of the allowance are the same when estimating the allocation by major category, as specified in the above summary.

V. DEPOSITS

Certificates of deposit and other time deposits of $100,000 and more at December 31, 1996 mature as follows:

                                    Amount
                                    ------
                              (Dollars expressed
                                 in thousands)
Three months or less                $1,421
Three to six months                    506
Six to twelve months                 1,638
Over twelve months                     229
                                    ------
  Total                             $3,794
                                    ======

The composition of average deposits and the average rates paid on those deposits is represented in Table I included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.


VI. RETURN ON EQUITY AND ASSETS

The percent of net income to average assets and average stockholders' equity and other data is presented below.

                                               For the year ended December 31
                                               ------------------------------
                                                1996        1995        1994
                                                ----        ----        ----
Return on average total assets                  1.54%       1.55%       1.51%
Return on average total stockholders' equity   14.41       15.18       15.06
Ratio of average total stockholders' equity
  to average total assets                      10.70       10.21       10.04
Ratio of total dividends declared
  to net income                                35.22       33.18       34.65

ITEM 2. PROPERTIES
        ----------

Cass Commercial Corporation
---------------------------

      The Company is currently headquartered at 3636 South Geyer, Sunset Hills, Missouri where it shares space leased by Cass Bank. The Company will move its headquarters in April, 1997 to a new facility being added on to the CIS headquarters located in Bridgeton, Missouri.


Cass Bank & Trust Company
-------------------------

      Cass Bank currently leases its main banking offices at Geyer & Watson Roads, Sunset Hills, Missouri consisting of approximately 25,000 square feet, under an operating lease which expires in 2000. This lease will be taken over by an unaffiliated major corporation in April, 1997. Cass Bank's obligation under the lease will be terminated at that time. Cass Bank will move its headquarters in April, 1997 to a new facility being constructed on land owned by CIS in Bridgeton, Missouri. The new premises will consist of approximately 20,500 square feet.

      Cass Bank also leases approximately 1,500 square feet of office space on the first floor of the 1015 Locust Building, St. Louis, Missouri. Cass Bank owns its facility at 1420 Thirteenth Street, St. Louis, which consists of approximately 1,600 square feet with adjoining drive-up facilities. Cass Bank has an additional facility in Maryland Heights, Missouri consisting of approximately 2,500 square feet of leased space with adjoining drive-up facilities. Cass Bank will open a new facility in April, 1997 in Fenton, Missouri under an operating lease expiring in 2002 with two five-year renewal options. Cass Bank will open a new facility in May, 1997 in Chesterfield, Missouri under an operating lease expiring in 2007.


Cass Information Systems, Inc.
------------------------------

      CIS moved its headquarters and operations to 13001 Hollenberg Drive, Bridgeton, Missouri in April 1993. This property is owned by CIS, and includes a building with approximately 41,000 square feet of office space.

      CIS also operates at an additional production facility located in Columbus, Ohio where approximately 20,000 square feet are leased through the year 2000. The space is located at 2545 Farmers Drive, Columbus, Ohio. CIS also leases approximately 25,800 square feet of space for its Boston facility located at 900 Chelmsford Street in Lowell, Massachusetts. This lease expires October 31, 2005. CIS also leases approximately 15,000 square feet for its rating and software division in Chicago, Illinois. This lease expires in 1998.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

      The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their business. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                PART II.
                                -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------------------

      As of March 15, 1997, there were 314 holders of record of the Company's common stock.

      The Company's common stock was listed on the NASDAQ Stock Market effective July 1, 1996. The high and low sales prices of the Company's common stock for the third and fourth quarters of 1996 were as follows:

                                          1996
                                          ----
                                    High        Low
                                    ----        ---
      3rd   Quarter                 $18 7/8     $18
      4th   Quarter                  19 3/4      18 3/4

      Prior to July 1, 1996, shares of the Company's common stock were not listed or publicly traded on any securities exchange, or actively traded in the over-the-counter market. However, there were occasional sales of the Company's stock. High and low bid prices as reported by the National Association of Securities Dealers' automated system for reporting non-NASDAQ quotes for each quarterly period during 1995 and the first two quarters of 1996 were as listed below. However, there may have been transactions at higher or lower prices of which the Company is not aware.

                                          1996                    1995
                                          ----                    ----
                                    High         Low        High         Low
                                    ----         ---        ----         ---
  1st   Quarter                    $16 1/2     $13 3/4    $10  7/8     $ 9 3/4
  2nd   Quarter                     17 1/2      12 1/2     11 3/16      10 1/2
  3rd   Quarter                     --          --         12  1/2      10 5/8
  4th   Quarter                     --          --         13  3/4      10 5/8

      Dividends paid by the Company during the two most recent fiscal years were as follows:

                                     Dividends Per Share
                                     -------------------
                                      1996        1995
                                      ----        ----
  March 15                           $.115       $.105
  June 15                             .115        .105
  September 15                        .115        .105
  December 15                         .250        .220

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
            ------------------------------------

      The following table sets forth certain selected consolidated financial information of the Company.

                                               For the year ended December 31
                                   -------------------------------------------------------
                                     1996        1995        1994        1993        1992
                                     ----        ----        ----        ----        ----
                                              (Dollars expressed in thousands)

Interest income:
 Loans <F1>                        $16,193     $14,042     $11,538     $12,315     $15,939
 Investments in debt securities      9,801       9,787       8,772       6,896       4,802
 Other                               2,132       2,972       1,963       1,462       1,533
                                   -------     -------     -------     -------     -------
   Total interest
    income                          28,126      26,801      22,273      20,673      22,274
                                   -------     -------     -------     -------     -------
Interest expense:
 Deposits                            4,503       4,036       2,641       2,392       3,596
 Short-term borrowings                 139          92          42          48          78
                                   -------     -------     -------     -------     -------
   Total interest
    expense                          4,642       4,128       2,683       2,440       3,674
                                   -------     -------     -------     -------     -------
   Net interest
    income                          23,484      22,673      19,590      18,233      18,600
Provision for loan losses               --        (500)         --         121      10,257
                                   -------     -------     -------     -------     -------
   Net interest income
    after provision
    for loan losses                 23,484      23,173      19,590      18,112       8,343
Noninterest income                  22,091      23,794      21,826      16,892      14,761
Noninterest expense                 35,964      37,693      33,325      29,240      27,764
                                   -------     -------     -------     -------     -------
   Income (loss) before income
     tax expense (benefit)           9,611       9,274       8,091       5,764      (4,660)
Income tax expense (benefit)         3,092       3,060       2,509       1,554      (1,943)
                                   -------     -------     -------     -------     -------
   Income (loss) before
    cumulative effect of change
    in accounting principle          6,519       6,214       5,582       4,210      (2,717)
Cumulative effect of change
 in accounting principle                --          --          --          74          --
                                   -------     -------     -------     -------     -------
    Net income (loss)              $ 6,519     $ 6,214     $ 5,582     $ 4,284     $(2,717)
                                   =======     =======     =======     =======     =======

                                                                               (Continued)

<F1> Interest income on loans includes net loan fees.




ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA, Continued
            -----------------------------------------------


                                                 For the year ended December 31
                                   -------------------------------------------------------
                                     1996        1995        1994        1993       1992
                                     ----        ----        ----        ----       ----
                                               (Dollars expressed in thousands,
                                                    except per share data)
Per share of common stock:
 Income (loss) <F2>               $  1.670    $  1.615    $  1.460    $  1.120    $  (.710)
 Dividends                            .595        .535        .505        .475        .390
Average balances:
 Total assets                      422,953     400,917     369,126     342,039     338,547
 Net loans                         185,791     152,433     136,327     151,313     195,401
 Investments in debt and
   equity securities               160,291     161,047     154,264     110,127      66,528
 Total deposits                    161,595     143,001     140,970     144,819     158,775
 Total stockholders'
   equity                           45,250      40,924      37,061      34,714      34,358
                                  ========    ========    ========    ========    ========
Selected ratios:
 Return on average
   total assets                       1.54%       1.55%       1.51%       1.25%       (.80)%
 Return on average
   total stockholders' equity        14.41       15.18       15.06       12.34       (7.91)
 Total stockholders' equity
   to total assets at year-end       10.90       10.12        9.52        9.73        9.23
 Allowance for loan losses
   to loans at year-end               2.22        3.65        4.15        4.19        3.87
 Nonperforming assets
   to loans and other
   real estate at year-end             .40         .36         .30        1.26        2.74
 Net loan charge-offs to
   average loans                      1.02        (.33)        .08         .40        3.29

<F2> 1993 income per share includes $.02 per share relating to the cumulative effect of a change in accounting principle.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

HIGHLIGHTS
----------

      Net income for the year ended December 31, 1996 was $6,519,000 or $1.670 per share. These results compare to net income of $6,214,000 or $1.615 per share for 1995, and $5,582,000 or $1.460 per share for 1994. At
December 31, 1996 total assets were $438,322,000 compared to $428,058,000 at December 31, 1995; loans were $197,775,000 compared to $174,193,000 and deposits were $177,505,000 compared to $161,726,000. The following paragraphs more fully discuss these highlights and other significant changes and trends as they relate to the Company's financial condition, results of operations, capital resources and liquidity during the three-year period ended December 31, 1996. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes which are hereby incorporated by reference from the Company's 1996 Annual Report to Stockholders.

RESULTS OF OPERATIONS
---------------------

Net Income
----------

      Net income of $6,519,000 in 1996 increased from net income of $6,214,000 in 1995 and $5,582,000 in 1994. Net income of $1.670 per share in
1996 increased from net income of $1.615 per share for 1995 and $1.460 per share in 1994. The Company's return on average assets was 1.54% in 1996 compared to 1.55% in 1995 and 1.51% in 1994. Return on average equity was 14.41% in 1996 compared to 15.18% in 1995 and 15.06% in 1994.

      The main factor contributing to the increase in net income in 1996 over 1995 was the increase in average earning assets net of interest-bearing liabilities from $280,543,000 in 1995 to $286,174,000 in 1996. The main factors contributing to the increase in net income in 1995 over 1994 were the increase in net average earning assets from $259,613,000 in 1994 to $280,543,000 in 1995; an improvement in the net interest margin from 5.72% in 1994 to 6.12% in 1995 and a negative provision for loan losses of $500,000 in 1995. See Table I beginning on page 8.

Net Interest Income
-------------------

      The Company's tax-equivalent net interest margin on earning assets decreased in 1996 to 6.00% from 6.12% in 1995 and was 5.72% in 1994. The prime rate increased from 6.00% at the beginning of 1994 to 8.75% by the end of 1994 before climbing to a high of 9.00% in February, 1995, and declined to 8.25% by February 1, 1996 where it remained throughout 1996. The average yield on earning assets decreased to 7.18% in 1996 from 7.23% in 1995 and was 6.50% in 1994 (See Table I on pages 8 and 9). The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable (See interest sensitivity gap measurement under the section entitled "Asset/Liability Management Program"), as well as a significant portion of the Company's loan portfolio bearing a floating rate of interest.

      The increase of $5,631,000 in average net earning assets was the primary contributor to the increase in net tax-equivalent interest income of $827,000 in 1996 over 1995. The increase of nearly $21,000,000 in average net earning assets coupled with an increase in the net interest margin resulted in the increase in net tax-equivalent interest income of $3,055,000 in 1995 over 1994. The mix of earning assets changed somewhat in 1996 with an increase of over $33,000,000 in the average balance of loans and a decrease of approximately $750,000 in investment securities. The increase in average total earning assets of over $21,400,000 from $371,586,000 in 1995 to $393,026,000 in 1996 was funded mainly by an increase of over $15,800,000 in average interest-bearing liabilities. The interest volume and rate variance analysis presented on page 11 provides a detailed explanation of the changes in net interest income for 1996 compared to 1995 and 1995 compared to 1994, respectively.

Provision for Loan Losses
-------------------------

      There was no provision for loan loss in 1996. The Company recorded a negative provision for loan loss of $500,000 in 1995. There was no provision for loan loss in 1994. Loan charge-offs, net of recoveries, experienced by the Company were $1,962,000 in 1996, $(524,000) in 1995 and $112,000 in 1994.
Loan charge-offs in 1996 included $2,000,000 in loans to two borrowers, one in the printing industry and one in the wholesale supply business, which discontinued operations abruptly in late 1996. Net recoveries of $524,000 recorded in 1995 included $500,000 recovered on one loan which was charged off in 1992. Based on the existing level of the allowance for loan losses and the level of nonperforming loans, the Company deemed it appropriate to make no provision for loan loss in 1996.

      The allowance for loan losses was $4,396,000 at December 31, 1996, compared to $6,358,000 at December 31, 1995 and $6,334,000 at December 31, 1994. The year-end 1996 allowance represents 2.22% of net outstanding loans.

      At December 31, 1996, the level of nonperforming assets has increased slightly from $630,000 at December 31, 1995 to $786,000. The total past due over 90 days and nonaccrual loans of $786,000 at December 31, 1996 represents
 .40% of outstanding loans which is well below industry standards.

Noninterest Income
------------------

      Noninterest income is derived mainly from service fees generated by CIS's Payment Systems and Software Systems Groups.

      Total noninterest income decreased $1,703,000 (7.2%) in 1996 from 1995. CIS's Payment Systems Group experienced a decrease in processing revenue of $1,188,000 (6.3%) in 1996 from 1995. CIS acquired the Freight Management Division of The First National Bank of Boston effective June 1, 1994. The accounts of this division were converted to CIS's processing systems in two phases. The first phase of conversion was completed in May, 1995 and the second phase was completed in December, 1995. These conversions resulted in a number of lost accounts which were generally expected and generally represented accounts which were previously processed on an unprofitable basis. The Boston operation accounted for a decrease in processing revenues of $1,350,000 in 1996 compared to 1995. Once again, the Payment Systems Group had a record processing year in paying over 20 million freight invoices with a value of over $6.1 billion. CIS has continued to show strong earnings in this line of business as more companies, particularly large Fortune 500
companies, seek to outsource this process.   The volume of accepted new
business proposals remains strong and should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout 1997.

      CIS's Software Systems Group experienced a decrease in revenue of $429,000 (11.5%) in 1996 compared to 1995. This decrease resulted primarily from a decline in software sales. The client server version of the rating system software was not brought to market until later than anticipated in 1996 which dampened sales revenue.

      Total noninterest income increased $1,968,000 (9.0%) in 1995 over 1994. CIS's Payment Systems Group experienced an increase in processing revenue of $1,826,000 (10.7%) in 1995 over 1994 which resulted from a combination of new business added and fee revenue generated by the Boston operation which was acquired June 1, 1994.

Noninterest Expense
-------------------

      Noninterest expense decreased $1,729,000 (4.6%) in 1996 from 1995.
This decrease resulted primarily from decreased operating expenses at CIS's operation in Boston upon completion of account conversions as described above. Total noninterest operating expense excluding intercompany charges of the Boston facility decreased $2,019,000 in 1996 compared to 1995.

      Salaries and benefits expense decreased $814,000 (3.3%) in 1996 compared to 1995. CIS's Boston operation accounted for a decrease of $979,000 resulting from staff attrition and adjustments as account conversions were completed throughout 1995. The Company experienced an increase of $165,000 (.8%) in the remainder of its operations in 1996.

      Equipment expense decreased $101,000 (3.7%) in 1996 compared to 1995. CIS's Boston operation accounted for this decrease entirely.

      Other noninterest expense decreased $807,000 (9.9%) in 1996 compared to 1995. CIS's Boston operation accounted for a decrease of $832,000 which included a write-off of approximately $300,000 of systems and equipment in 1995 resulting from the completion of systems conversions.

      Noninterest expense increased $4,368,000 (13.1%) in 1995 over 1994. This increase resulted primarily from CIS's addition of its Boston facility. Noninterest expense of the Boston facility for 1994 included only 7 months of expense compared to 12 months in 1995.

      Salaries and benefits expense increased $2,944,000 (13.5%) in 1995 over 1994. This increase is largely attributable to the Boston operation. Cass Bank's salary and benefit expense remained relatively stable increasing less than 3% over 1994.

      Occupancy expense increased $196,000 (10.2%) in 1995 over 1994. This increase was also due to CIS's Boston facility which had occupancy expense of $392,000 in 1995 compared to $241,000 in 1994.

      Equipment expense increased $151,000 (5.9%) in 1995 over 1994. The Boston operation's equipment expense increased $199,000 (64.6%) in 1995. Once again this increase is due primarily to 1994 expense including only 7 months of expense and 1995 including 12 months of expense.

      Other noninterest expense increased $1,077,000 (15.2%) in 1995 over 1994. CIS's Boston operation accounted for an increase of approximately $700,000 which included a write-off of approximately $300,000 of systems and equipment resulting from systems conversions. CIS's operations, other than Boston, accounted for an increase of approximately $600,000 which was consistent with the increase in processing volume. Cass Bank's other noninterest expenses decreased approximately $220,000 from 1994 which resulted primarily from reduced FDIC assessment rates.

Balance Sheet Analysis
----------------------

      Federal funds sold and other short-term investments decreased from $81,813,000 at December 31, 1995 to $56,900,000 at December 31, 1996. The
average balance of these accounts decreased $10,963,000 (21.2%) from $51,602,000 in 1995 to $40,639,000 in 1996. The decrease in the average balance of these accounts resulted from a deployment of funds to increased loan balances. See Table I, page 8 for a presentation of average balances.

      Total loans increased $23,582,000 (13.5%) from $174,193,000 at December 31, 1995 to $197,775,000 at December 31,1996. The average balances of loans increased $33,159,000 (20.9%) in 1996 over 1995. Loan demand and new business volume increased throughout 1996 and should continue into 1997.

      Investments in debt and equity securities increased $11,807,000 (8.0%) from $147,860,000 at December 31, 1995 to $159,667,000 at December 31, 1996.
The average balance of investments in securities decreased $756,000 (.5%) from $161,047,000 in 1995 to $160,291,000 in 1996.

      Total earning assets increased $10,476,000 (2.6%) from $403,866,000 at December 31, 1995 to $414,342,000 at December 31, 1996. The average balance of earning assets increased $21,440,000 (5.8%) from $371,586,000 in 1995 to
$393,026,000 in 1996. This increase was largely funded by an increase of $15,809,000 in the average balance of interest-bearing liabilities.

      Noninterest-bearing demand deposits decreased $1,862,000 (2.9%) from $64,106,000 at December 31, 1995 to $62,244,000 at December 31, 1996. The
average balance of these accounts increased $3,754,000 (6.9%) from $54,079,000 in 1995 to $57,833,000 in 1996.

      Interest-bearing deposits increased from $97,620,000 at December 31, 1995 to $115,261,000 at December 31, 1996. The average balances of these deposits increased $14,840,000 (16.7%) from $88,922,000 in 1995 to
$103,762,000 in 1996. The most significant increase in these deposits occurred in interest-bearing commercial savings accounts.

      Accounts and drafts payable generated by CIS in its freight payment operations decreased $6,686,000 (3.2%) from $211,376,000 at December 31, 1995 to $204,690,000 at December 31, 1996. The average balances of these funds decreased $1,155,000 (.6%) from $207,424,000 in 1995 to $206,269,000 in 1996.
This decrease has resulted from a change in the mix of accounts with a greater number of accounts being priced with a higher component of fee revenue relative to revenue generated from balances in accounts and drafts payable.

INFLATION
---------

      Inflation can impact the financial position and results of the operations of banks because banks hold monetary assets and monetary liabilities. Monetary assets and liabilities are those which can be converted into a fixed number of dollars, and include cash, investments, loans and deposits. The Company's consolidated balance sheets, as is typical of financial institutions, reflects a net positive monetary position (monetary assets exceeding monetary liabilities). During periods of inflation, the holding of a net positive monetary position will result in an overall decline in the purchasing power of a bank.

      A substantial part of the funds of the Company supporting loans and investments do not require the payment of interest. Therefore, when market interest rates decline, the decrease in interest income significantly exceeds the reduction in interest expense. When interest rates increase, the reverse effect will be experienced.

      It is the policy of the Company to limit fixed rate loans to a maximum term of five years to limit its exposure to interest rate risk.

LIQUIDITY
---------

      At December 31, 1996 approximately 49% of the Company's loan portfolio was composed of commercial and industrial loans, of which approximately 78% represented loans maturing within one year. As of the same date, real estate loans represented approximately 48% of the total and of these, approximately 21% represented balances maturing within one year. Approximately 3% of the loan portfolio is represented by installment loans.

      The liquidity of the Company is further exemplified by cash and due from banks of $10,256,000 and federal funds sold and other short-term investments of $56,900,000 at December 31, 1996.

      Total investments in debt and equity securities represented approximately 36% of total assets at year-end. Average total securities as a percent of average total assets has decreased slightly in 1996 compared to 1995. This occurred as a result of an increase in loan demand. Of the U.S. Government securities in the Company's investment portfolio, which represented approximately 76% of the total, approximately 20% have maturities of less than one year. Obligations of U.S. Government corporations and agencies comprise approximately 23% of the portfolio. Obligations of states and political subdivisions and other security investments made up approximately 1% of the investment portfolio at December 31, 1996. Of the total portfolio, approximately 89% of the securities had maturities of five years or less.

      The deposits of the Company's banking subsidiary have also been stable, consisting of a sizable volume of core deposits. Historically, the Company has been a net provider of federal funds. Net federal funds sold averaged $10,166,000 in 1996 and $8,252,000 in 1995. Additionally, the Company
averaged $30,473,000 in other short-term investments in 1996 and $43,350,000 in 1995. These investments were in money market funds backed by U.S. Government and agency issues.

      Cass Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $14,200,000. Additionally, Cass Bank and CIS have separate lines of credit at an unaffiliated financial institution in the maximum amounts of $20,000,000 and $30,000,000, respectively.

Asset/Liability Management Program
----------------------------------

      The primary goal of the Company's asset/liability management program is to maintain an appropriate balance between rate-sensitive assets and liabilities. The Company's Investment Committee monitors the sensitivity of its subsidiaries' assets and liabilities with respect to changes in interest rates and repricing opportunities, and directs the overall acquisition and allocation of funds.

      The following table presents the Company's rate sensitive position at December 31, 1996 for the various time frames indicated.

                                                            Over        Over
                                                           Three        Six       Over One
                                               Three      Through     Through     Through      Over
                                  Variable    Months        Six       Twelve        Five       Five
                                    Rate      or Less      Months     Months       Years       Years       Total
                                    ----      -------      ------     ------       -----       -----       -----
                                                        (Dollars expressed in thousands)
Earning assets:
  Loans:
    Taxable                      $  91,119    $  5,699    $  2,633    $ 11,209   $  83,841   $     423   $ 194,924
    Tax-exempt                          --         233         248         197       2,173          --       2,851
  Debt and equity securities:
    Taxable                             --       5,999       6,018      12,077     116,781      17,099     157,974
    Tax-exempt                          --          --          --          --         448       1,044       1,492
    Other                              201          --          --          --          --          --         201
  Federal funds sold and
    other short term investments    56,900          --          --          --          --          --      56,900
                                 ---------    --------    --------    --------   ---------   ---------   ---------
      Total earning
        assets                     148,220      11,931       8,899      23,483     203,243      18,566     414,342
                                 =========    ========    ========    ========   =========   =========   =========

Interest-sensitive
  liabilities:
    Money market deposit
      accounts                      21,463          --          --          --          --          --      21,463
    Interest-bearing
      demand accounts               11,816          --          --          --          --          --      11,816
    Savings deposits                72,589          --          --          --          --          --      72,589
    Time deposits:
      $100,000 and more                 --       1,421         506       1,638         229          --       3,794
      Less than $100,000                --       1,604       1,296       1,438       1,261          --       5,599
    Short-term borrowings            2,476          --          --          --          --          --       2,476
                                 ---------    --------    --------    --------   ---------   ---------   ---------
      Total interest-bearing
        liabilities              $ 108,344    $  3,025    $  1,802    $  3,076   $   1,490   $      --   $ 117,737
                                 =========    ========    ========    ========   =========   =========   =========
Interest sensitivity gap:
  Periodic                       $  39,876    $  8,906    $  7,097    $ 20,407   $ 201,753   $  18,566   $ 296,605
  Cumulative                        39,876      48,782      55,879      76,286     278,039     296,605     296,605
Ratio of interest-bearing
  assets to interest-bearing
  liabilities:
    Periodic                         1.37x       3.94x       4.94x       7.63x     136.40x          --       3.52x
    Cumulative                       1.37x       1.44x       1.49x       1.66x       3.36x       3.52x       3.52x

As can be seen from the above table, the Company's asset/liability mix is substantially different than most bank holding companies, with positive "gaps" shown for every time horizon. This phenomenon demonstrates the dramatic effect CIS, with its growing business and increasing levels of accounts and drafts payable has on the net interest income of the Company. As such, the Company is susceptible to changes in interest rates, with a decreasing net interest margin experienced in periods of declining interest rates, and correspondingly, an increase in the net interest margin in periods of rising interest rates. While this situation is largely out of the control of Company management, it is important to note that the overall net interest margin of 6.00% for 1996 is still substantially higher than the average margin experienced by most bank holding companies, due to the higher percentage of interest earning assets to interest bearing liabilities maintained by the Company than its bank holding company competitors.

CAPITAL RESOURCES
-----------------

      Stockholders' equity was $47,781,000 at December 31, 1996, an increase of $4,468,000 (10.3%) from the amount at the end of 1995. This increase resulted from net income of $6,519,000, the payment of $2,296,000 in dividends, the recognition of a net unrealized holding gain on debt and equity securities available-for-sale of $135,000 and the amortization of stock bonus plan awards of $110,000.

      Total dividends paid to shareholders increased to $.595 per share in 1996 from $.535 per share in 1995.

      Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The Missouri banking laws impose certain limitations on the payment of dividends by Missouri state chartered banks such as Cass Bank, as follows: (1) no dividends may be paid which would impair capital; (2) until the surplus fund of a bank is equal to 40% of its capital, no dividends may be declared unless there has been carried to the surplus account no less than one-tenth of its net profits for the dividend period; and (3) dividends are payable only out of a bank's undivided profits. In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice.

      The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the following capital ratios at December 31, 1996:

                                   Company         Cass
                                Consolidated       Bank
                                ------------       ----
      Leverage Ratio               10.05%         11.06%
      Tangible Capital Ratio       11.78          11.11
      Primary Capital              11.89          12.06
      Risk Based Capital:
        Tier I                     19.92          13.46
        Tier II                    21.17          14.71

EFFECT OF PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
-----------------------------------------------

      During June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted as a secured borrowing with pledge of collateral.

      SFAS 125 extends the "available-for-sale" or "trading" approach in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) to nonsecurity financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, nonsecurity financial assets (no matter how acquired) such as loans, other receivables, interest-only strips or residual interests in securitization trusts that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading". SFAS 125 also amends SFAS 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

      SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain nonsecurity financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997.
Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities to maturity in the future. The adoption of SFAS 125 is not expected to have a material impact on the Company's financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

      The consolidated financial statements and related footnotes of the Company and its subsidiaries on pages 8 through 23 of its Annual Report to Stockholders and the report thereon of KPMG Peat Marwick LLP on page 23 of the Annual Report to Stockholders are hereby incorporated by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

      NONE

                             PART III.
                             --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            ---------------------------------------
            REGISTRANT
            ----------

      Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

      Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            -----------------------------------------------
            AND MANAGEMENT
            --------------

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

      Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                               PART IV.
                               -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            --------------------------------------------
            REPORTS ON FORM 8-K
            -------------------

      (a)   The following documents are filed as part of this Report:

            (1)   Financial Statements:
                  ---------------------

                                                            Annual Report
                                                             Page Number
                                                             -----------
      CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
      --------------------------------------------
            Consolidated Balance Sheets, December 31,
              1996 and 1995                                       8
            Consolidated Statements of Income for the
              years ended December 31, 1996, 1995 and
              1994                                                9
            Consolidated Statements of Cash Flows for the
              years ended December 31, 1996, 1995 and 1994       10
            Consolidated Statements of Stockholders'
              Equity for the years ended December 31, 1996,
              1995 and 1994                                      11

            Notes to Consolidated Financial Statements          12-23
            Independent Auditors' Report                         23

            (2)   Financial Statement Schedules:
                  -----------------------------

                  None other than those included as Notes to Consolidated Financial Statements.

            (3)   Exhibits
                  --------

                  3.1   Articles of Incorporation of Registrant filed as
                        Exhibit 3 to Registration Statement No. 2-80070 and incorporated herein by reference

                  3.2 By Laws of Registrant filed as Exhibit 3.2 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference

                  10.1  1995 Restricted Stock Bonus Plan filed as Exhibit
                        10.1 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference

                  10.2  1995 Performance-Based Stock Option Plan filed as
                        Exhibit 10.2 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference

                  13 1996 Annual Report to Stockholders (only those portions of such Annual Report as are incorporated by reference in parts I and II hereof shall be deemed a part of this Report)

                  21 Subsidiaries of registrant, incorporated by reference to Item 1, Business

                  23    Consent of KPMG Peat Marwick LLP

      (b)   Reports on Form 8-K

                  There were no reports on Form 8-K filed during the
            quarter ended December 31, 1996.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CASS COMMERCIAL CORPORATION

Date: March 18, 1997          By        /s/   Lawrence A. Collett
                                 -----------------------------------------
                                           Lawrence A. Collett
                                   Chairman and Chief Executive Officer




Date: March 18, 1997          By        /s/   Lawrence L. Frieben
                                 -----------------------------------------
                                            Lawrence L. Frieben
                                         Vice President-Secretary
                                 (Chief Financial and Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.


Date: March 18, 1997          By    /s/   Lawrence A. Collett
                                 -----------------------------------------
                                          Lawrence A. Collett

Date: March 18, 1997          By    /s/   Robert J. Bodine
                                 -----------------------------------------
                                          Bobert J. Bodine

Date: March 18, 1997          By    /s/   Thomas J. Fucoloro
                                 -----------------------------------------
                                          Thomas J. Fucoloro

Date: March 18, 1997          By    /s/   Harry J. Krieg
                                 -----------------------------------------
                                          Harry J. Krieg

Date: March 18, 1997          By    /s/   Jake Nania
                                 -----------------------------------------
                                          Jake Nania

Date: March 18, 1997          By    /s/   Irving A. Shepard
                                 -----------------------------------------
                                          Irving A. Shepard

Date: March 18, 1997          By    /s/   John J. Vallina
                                 -----------------------------------------
                                          John J. Vallina

                             CASS COMMERCIAL CORPORATION
                                    Exhibit Index
                                      Form 10-K
                                         1996


Exhibit
Number                       Description of Exhibit
-------                      ----------------------
3.1       Articles of Incorporation of Registrant filed as Exhibit 3 to
          Registration Statement No. 2-80070 and incorporated herein by reference

3.2       By Laws of Registrant filed as Exhibit 3.2 to the Company's 1995
          Annual Report on Form 10-K

10.1      1995 Restricted Stock Bonus Plan filed as Exhibit 10.1 to the
          Company's  1995 Annual Report on Form 10-K

10.2 1995 Performance-Based Stock Option Plan filed as Exhibit 10.2 to the Company's 1995 Annual Report on Form 10-K

13        1996 Annual Report to Stockholders (only those portions of such
          Annual Report as are incorporated by reference in parts I and II hereof shall be deemed a part of this Report)

21 Subsidiaries of registrant, incorporated by reference to Item 1, Business

23        Consent of KPMG Peat Marwick LLP