Form 10-Q
period 1997-03-31
CASS COMMERCIAL CORP
filed 1997-05-08
CIK 708781

===============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                 -----------------

                                     FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH  31, 1997
                          COMMISSION FILE NO. 2-80070

                                -----------------


                          CASS COMMERCIAL CORPORATION

                   INCORPORATED UNDER THE LAWS OF MISSOURI
                I.R.S. EMPLOYER IDENTIFICATION NO. 43-1265338

             13001 HOLLENBERG DRIVE, BRIDGETON, MISSOURI  63044

                         TELEPHONE:  (314) 506-5500

                                -----------------



      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

                          Yes   X           No
                              ----             ----

      The number of shares outstanding of registrant's only class of stock as of March 31, 1997: Common stock, par value $.50 per share - 3,858,548 shares outstanding.




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

                                                                 (IN THOUSANDS EXCEPT SHARE
                                                                     AND PER SHARE DATA)
                                                                ----------------------------
                                                                MARCH 31         DECEMBER 31
                                                                  1997              1996
                                                                --------         -----------
ASSETS
------

Cash and due from banks                                         $ 17,583          $ 10,256
Federal funds sold and other short-term investments               28,000            56,900
                                                                --------          --------
   Cash and cash equivalents                                      45,583            67,156
                                                                --------          --------
Investments in debt and equity securities:
   Held-to-maturity, estimated market value of
     $110,551 and $118,362 at March 31, 1997
     and December 31, 1996, respectively                         111,491           118,313
   Available-for-sale, at estimated market value                  50,406            41,354
                                                                --------          --------
     Total investments in debt and equity securities             161,897           159,667
                                                                --------          --------

Loans, net of unearned income                                    208,153           197,775
   Less:   Allowance for loan losses                               4,731             4,396
                                                                --------          --------
     Loans, net                                                  203,422           193,379
                                                                --------          --------
Premises and equipment, net                                        9,206             8,079
Accrued interest receivable                                        3,421             3,366
Other assets                                                      11,851             6,675
                                                                --------          --------
       Total assets                                             $435,380          $438,322
                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
-----------
Deposits:
   Noninterest-bearing                                            79,007            62,244
   Interest-bearing                                               98,789           115,261
                                                                --------          --------
       Total deposits                                            177,796           177,505
Accounts and drafts payable                                      199,080           204,690
Short-term borrowings                                              3,261             2,476
Other liabilities                                                  6,824             5,870
                                                                --------          --------
       Total liabilities                                         386,961           390,541
                                                                --------          --------
Stockholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                            --                --
Common stock, par value $.50 per share and
   20,000,000 shares authorized at March 31,
   1997 and December 31, 1996; and
   4,000,000 shares issued                                         2,000             2,000
Surplus                                                            4,740             4,740
Retained earnings                                                 43,297            42,376
Common shares in treasury, at cost (141,452 shares at
March 31,1997 and December 31, 1996)                              (1,284)           (1,284)
Unrealized holding gain (loss) on investments in debt and
   equity securities available-for-sale                             (206)              105
Unamortized stock bonus awards                                      (128)             (156)
                                                                --------          --------
       Total stockholders' equity                                 48,419            47,781
                                                                --------          --------
       Total liabilities and stockholders' equity               $435,380          $438,322
                                                                ========          ========

See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       (In Thousands
                                                                   Except Per Share Data)
                                                                  ------------------------
                                                                     THREE MONTHS ENDED
                                                                           MARCH 31
                                                                  ------------------------
                                                                   1997              1996
                                                                  ------            ------
INTEREST INCOME:
---------------
Interest and fees on loans                                        $4,220            $3,830
Interest on debt securities:
   Taxable                                                         2,385             2,211
   Exempt from federal income taxes                                   19                15
Interest on federal funds sold and
   other short-term investments                                      427               582
                                                                  ------            ------
     Total interest income                                         7,051             6,638
                                                                  ------            ------
INTEREST EXPENSE:
----------------
Interest on deposits                                               1,003             1,057
Interest on short-term borrowings                                     25                38
                                                                  ------            ------
     Total interest expense                                        1,028             1,095
                                                                  ------            ------
     Net interest income                                           6,023             5,543
Provision for loan losses                                            245               --
                                                                  ------            ------
     Net interest income after provision
       for loan losses                                             5,778             5,543
                                                                  ------            ------
NONINTEREST INCOME:
------------------
Information services revenues:
   Freight payment and processing revenue                          4,240             4,542
   Freight rating services income                                    592               904
Service charges on deposit accounts                                  141               127
Other                                                                171               172
                                                                  ------            ------
     Total noninterest income                                      5,144             5,745
                                                                  ------            ------
NONINTEREST EXPENSE:
-------------------
Salaries and employee benefits                                     5,814             6,071
Occupancy expense                                                    533               518
Equipment expense                                                    661               622
Other                                                              1,739             1,856
                                                                  ------            ------
     Total noninterest expense                                     8,747             9,067
                                                                  ------            ------
     Income before income tax expense                              2,175             2,221
Income tax expense                                                   752               746
                                                                  ------            ------

     Net income                                                   $1,423            $1,475
                                                                  ======            ======

Net income per share                                              $  .36            $  .38
                                                                  ======            ======

See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      (IN THOUSANDS)
                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                                --------------------------
                                                                  1997              1996
                                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net income                                                      $  1,423          $  1,475
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                   600               601
     Amortization of stock bonus awards                               28                28
     Provision for loan losses                                       245                --
     (Increase) decrease in accrued interest receivable              (55)              222
     Other operating activities, net                              (4,098)             (324)
                                                                --------          --------
       Net cash provided by (used in) operating activities        (1,857)            2,002
                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Proceeds from maturities of debt securities:
   Held-to-maturity                                                6,766             2,895
   Available-for-sale                                                267               865
Purchases of debt and equity securities:
   Held-to-maturity                                                   --              (727)
   Available-for-sale                                             (9,835)          (12,000)
Net  increase in loans                                           (10,378)          (11,783)
Recoveries of loans previously charged off, net                       90                19
Purchases of premises and equipment                               (1,590)             (459)
                                                                --------          --------
       Net cash used in investing activities                     (14,680)          (21,190)
                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net increase (decrease) in demand, interest-bearing
   demand and savings deposits                                       882            (5,734)
Net increase (decrease) in time deposits                            (591)              534
Net decrease in accounts and drafts payable                       (5,610)             (172)
Net increase (decrease) in short-term borrowings                     785              (694)
Dividends paid                                                      (502)             (443)
                                                                --------          --------
       Net cash used in financing activities                      (5,036)           (6,509)
                                                                --------          --------
Net decrease in cash and cash equivalents                        (21,573)          (25,697)
Cash and cash equivalents at beginning of period                  67,156            90,342
                                                                --------          --------
Cash and cash equivalents at end of period                      $ 45,583          $ 64,645
                                                                ========          ========
Supplemental information:

      Cash paid for interest                                    $  1,074          $  1,097
                                                                ========          ========
      Net taxes paid                                            $    170          $     97
                                                                ========          ========

See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note 2 - Impact Of New Accounting Pronouncements

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

      SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain nonsecurity financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities to maturity in the future. The adoption of SFAS 125 on January 1, 1997 did not have a material impact on the Company's financial statements.

      In February 1997, the FASB issued Statement of Financial Accounting Standards No.128, Earnings per Share (SFAS 128) establishing standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS.
Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.


Note 3 - Stock Split

      Cass Commercial Corporation announced a two-for-one stock split in the form of a 100% stock dividend payable March 15, 1997 to stockholders of record as of March 5, 1997. All share data in this report has been adjusted to reflect such stock dividend.


Note 4 - Earnings Per Share

      Average common and common stock equivalents outstanding for the three month periods ended March 31, 1997 and 1996 were 3,919,096 and 3,893,182, respectively. The weighted average number of common stock equivalents is calculated using the treasury stock method.


Note 5 - Stock Option Plan / Stock Bonus Plan

      During May 1995, the Company's Board of Directors established the 1995 Performance-Based Stock Option Plan (the Option Plan) and the 1995 Restricted Stock Bonus Plan (the Bonus Plan). These plans were adopted to aid the Company in securing and retaining qualified personnel. The Option Plan provides for the granting of options on up to 400,000 shares of the Company's common stock. As of March 31, 1997, options for 120,000 shares had been awarded under the Option Plan at an option price of $10.31 per share. These options vest over a period not to exceed seven years, but the vesting period can be less based on the Company's attainment of certain financial operating performance criteria. The Bonus Plan provides for the issuance of up to 100,000 shares of the Company's common stock. As of March 31, 1997, an aggregate of 32,000 shares of the Company's common stock had been awarded to five participants. Interest in the shares of common stock awarded under the Bonus Plan are subject to forfeiture and vest ratably over a three year period. Common stock awarded under the Bonus Plan is accounted for through the establishment of a contra stockholders' equity account. This contra stockholders' equity account is amortized against income over the vesting period of the stock awards.


Note 6 - Reclassifications

      Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications have no effect on previously reported net income.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
            ----------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Net Income
----------

      Cass Commercial Corporation (the Company) operates in two primary business segments through its two wholly owned subsidiaries, Cass Bank and Trust Company (Cass Bank), which operates as a commercial bank, and Cass Information Systems, Inc. (CIS), an information services company, whose operations include the processing and payment of freight charges, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. The Company had net income of $1,423,000 for the three-month period ended March 31,1997 (the "First Three Months of 1997") compared to net income of $1,475,000 for the three-month period ended March 31,1996 (the "First Three Months of 1996").

      The following paragraphs more fully discuss the changes in financial condition and results of operations for the First Three Months of 1997 compared to the First Three Months of 1996. Such information is provided on a consolidated basis for the Company, Cass Bank and CIS, with expanded disclosures for specific effects CIS's operations have on particular account captions.


Net Interest Income
-------------------

      The Company's tax-equivalent net interest margin on earning assets increased in the First Three Months of 1997 to 6.23% from 5.96% in the First Three Months of 1996. The prime rate increased from 8.25% in February 1996 to 8.50% in March 1997. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable (See interest sensitivity gap measurement under the section entitled "Asset/Liability Management Program"), as well as a significant portion of the Company's loan portfolio bearing a floating rate of interest.

       The increase of $17,714,000 in average earning assets, net of interest-bearing liabilities, coupled with an increase in the net interest margin resulted in an increase in net tax-equivalent interest income of $496,000 in the First Three Months of 1997 compared to the First Three Months of 1996. The mix of earning assets changed in the First Three Months of 1997 compared to the First Three Months of 1996 with an increase of $23,626,000 in the average balance of loans and a decrease of $10,960,000 in federal funds sold and other short-term investments. See Table 1 on page 7 for further explanation of the changes in net interest income for the First Three Months of 1997 compared to the First Three Months of 1996.

TABLE 1:    CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
            INCOME ANALYSIS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(TAX-EQUIVALENT BASIS, IN THOUSANDS)

                                                                 AVERAGE            INTEREST               INCREASE(DECREASE)
                                     AVERAGE BALANCE            YIELD/RATE       INCOME/EXPENSE             DUE TO CHANGE IN
                                  --------------------       --------------    -----------------     NET   ------------------
                                    1997        1996         1997      1996     1997       1996     CHANGE  VOLUME      RATE
                                    ----        ----         ----      ----     ----       ----     ------  ------      ----
ASSETS
------
Interest-earning assets:
   Loans                          $203,814    $180,188       8.44%     8.55%   $4,243     $3,838    $ 405   $ 454      $ (49)
   Investment in debt and
     equity securities             156,717     148,913       6.25      6.02     2,414      2,235      179     104         75
   Federal funds sold and other
     short-term investments         33,847      44,807       5.12      5.21       427        582     (155)   (144)       (11)
                                  --------    --------       ----      ----    ------     ------    -----   -----      -----
     Total interest-earning
       assets                      394,378     373,908       7.28      7.14     7,084      6,655      429     414         15
                                  --------    --------       ----      ----    ------     ------    -----   -----      -----
Nonearning assets:
   Cash and due from banks          16,517      17,196
   Premises and equipment            8,893       8,278
   Other assets                     10,202      10,224
   Allowance for loan losses        (4,447)     (6,365)
                                  --------    --------
     Total assets                  425,543     403,241
                                  ========    ========

LIABILITIES AND STOCKHOLDERS'
   EQUITY
-----------------------------
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                       30,861      22,019       3.43      3.32       261        182       79      73          6
   Savings deposits                 59,219      62,427       4.31      4.74       629        737     (108)    (39)       (69)
   Time deposits of $100,000
     or more                         3,385       4,579       5.27      5.43        44         62      (18)    (16)        (2)
   Other time deposits               5,569       5,777       5.02      5.28        69         76       (7)     (3)        (4)
                                  --------    --------       ----      ----    ------     ------    -----   -----      -----
     Total interest-bearing
       deposits                     99,034      94,802       4.11      4.47     1,003      1,057      (54)     15        (69)
   Short-term borrowings             1,980       3,456       5.12      4.41        25         38      (13)    (18)         5
                                  --------    --------       ----      ----    ------     ------    -----  ------      -----
     Total interest-bearing
       liabilities                 101,014      98,258       4.13      4.47     1,028      1,095      (67)     (3)       (64)
                                  --------    --------       ----      ----    ------     ------    -----  ------      -----
Noninterest-bearing liabilities:
   Demand deposits                  62,173      56,051
   Accounts and drafts payable     207,300     197,981
   Other liabilities                 6,652       7,339
                                  --------    --------
     Total liabilities             377,139     359,629
Stockholders' equity                48,404      43,612
                                  --------    --------
     Total liabilities and
       stockholders' equity       $425,543    $403,241
                                  ========    ========
     Net interest income                                                       $6,056     $5,560    $ 496  $  417      $  79
                                                                               ======     ======    =====  ======      =====
     Net yield on interest-
       earning assets                                        6.23%     5.96%
                                                             ====      ====
                                                                                                                 (CONTINUED)



AVERAGE BALANCES, INTEREST AND RATES, Continued

NOTES:
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

<F2> Interest income on loans includes net fees of $1,000 and $8,000 for the First Three Months of 1997 and 1996,
     respectively.

<F3> Income is presented on a tax-equivalent basis assuming a tax rate of 34%.  The tax-equivalent adjustment was approximately $33,000 and $17,000 for the First Three Months of 1997 and 1996, respectively.

Provision for Loan Losses
-------------------------

      A significant determinant of the Company's operating results is the level of loan losses and the provision for loan losses. The Company charged $245,000 to earnings to provide for loan losses for the First Three Months of 1997. There was no charge to earnings to provide for loan losses for the First Three Months of 1996. The quality of the loan portfolio has continued to remain strong. The level of nonperforming loans, at .14% of average loans, remains well below industry standards. Nonperforming loans are covered over 16 times by the allowance for loan losses at March 31, 1997. The Company experienced a net recovery of $90,000 in the First Three Months of 1997. Management made the decision to make a provision for loan losses in the First Three Months of 1997 based on the loan growth experienced.

      Factors which influence management's determination of the adequacy of the allowance for loan losses, among other things, include: evaluation of each nonperforming and/or classified loan to determine the estimated loss exposure under existing circumstances known to management; evaluation of all potential problem loans identified in light of possible loss exposure based upon existing circumstances known to management; analysis of the loan portfolio with regard to potential future loss exposure on loans to specific customers and/or industries; current economic conditions; and, an overall review of the loan portfolio in light of past loan loss experience.

      At March 31, 1997, impaired loans totalled $1,617,000 which includes $294,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $830,000 at March 31, 1997. The average balance of impaired loans during the First Three Months of 1997 was $1,739,000.

      The allowance for loan losses at March 31, 1997 was $4,731,000 and at December 31, 1996 was $4,396,000. The allowance for loan losses at March 31, 1997 represents 2.27% of total loans outstanding compared to 2.22% at December 31, 1996.

      The following table presents information as of and for the three-month period ended March 31, 1997 and 1996 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                              Three Months Ended
                                                                   March 31
                                                          --------------------------
                                                            1997              1996
                                                          --------          --------
                                                       (dollars expressed in thousands)
Allowance at beginning of period                          $  4,396          $  6,358
Provision for loan losses charged to expense                   245                --

Loans charged off                                               --                (1)
Recoveries on loans previously charged off                      90                20
                                                          --------          --------
Net loan recoveries                                             90                19
                                                          --------          --------
Allowance at end of period                                $  4,731          $  6,377
                                                          ========          ========
Loans outstanding:
    Average                                               $203,814          $180,188
    March 31                                               208,153           185,976

Ratio of allowance for loan losses to
  loans outstanding:
    Average                                                   2.32%             3.54%
    March 31                                                  2.27%             3.43%

Nonperforming loans:
    Nonaccrual loans                                      $    294          $    264
    Loans past due 90 days or more                              --                46
                                                          --------          --------
      Total                                               $    294          $    310
                                                          --------          --------
Nonperforming loans as a percent of
  average loans                                                .14%              .17%

Noninterest Income
------------------

      Noninterest income is principally derived from service fees generated by CIS's Payment Systems and Software Systems Groups. Total noninterest income for the the First Three Months of 1997 decreased $601,000 (10.5%) from the First Three Months of 1996.

      CIS's Payment Systems Group experienced a decrease in processing revenues of $302,000 (6.6%) in the First Three Months of 1997 compared to the First Three Months of 1996. This decrease resulted primarily from termination fees of $265,000 received from three clients in the First Three Months of 1996. The volume of accepted new business proposals remains strong and should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout the remainder of 1997.

      CIS's Freight Rating Services Group experienced a decrease in revenues of $312,000 (34.5%) in the First Three Months of 1997 compared to the First Three Months of 1996. This decrease resulted primarily from a decline in software sales. Sales revenue from the AS400 version of the rating system software has been in a declining stage as the product is being migrated to the new client server technology.

Noninterest Expense
-------------------

      Total noninterest expense for the First Three Months of 1997 decreased $320,000 (3.5%) from the First Three Months of 1996.

      Salaries and benefits expense decreased $257,000 (4.2%) in the First Three Months of 1997 compared to the First Three Months of 1996. Systems development costs of nearly $250,000, related to the client server technology, were capitalized in the First Three Months of 1997.

      Equipment expense increased $39,000 (6.3%) in the First Three Months of 1997 compared to the First Three Months of 1996. CIS's Payment Systems Group experienced an increase of $30,000 in the First Three Months of 1997 which resulted from expansion of its processing system.

      Other noninterest expense decreased $117,000 (6.3%) in the First Three Months of 1997 compared to the First Three Months of 1996. This decrease is attributable to several items including a decrease of $46,000 in travel and entertainment, a decrease of $45,000 in printing and supply expense and a decrease of $36,000 in telecommunication expense.

Balance Sheet Analysis
----------------------

      Federal funds sold and other short-term investments decreased from $56,900,000 at December 31, 1996 to $28,000,000 at March 31, 1997. The
average balance of these accounts was $33,847,000 in the First Threee Months of 1997 compared to $44,807,000 in the First Three Months of 1996. The decrease in the average balance of these accounts has resulted from a deployment of funds to increased loan balances. See Table 1 on page 7 for a presentation of average balances.

      Total loans increased $10,378,000 (5.2%) from $197,775,000 at December 31, 1996 to $208,153,000 at March 31, 1997. The average balances of loans increased $23,626,000 (13.1%) from $180,188,000 in the First Three Months of 1996 to $203,814,000 in the First Three Months of 1997. Loan demand and new business volume increased throughout 1996 and has continued into the First Three Months of 1997.

      Investments in debt and equity securities increased $2,230,000 (1.4%) from $159,667,000 at December 31, 1996 to $161,897,000 at March 31, 1997.
The average balance of investment securities increased $7,804,000 (5.2%) from $148,913,000 in the First Three Months of 1996 to $156,717,000 in the First Three Months of 1997.

      Total earning assets decreased $8,965,000 (2.1%) from $424,598,000 at December 31, 1996 to $415,633,000 at March 31, 1997. The average balance of earning assets increased $20,470,000 (5.5%) from $373,908,000 in the First Three Months of 1996 to $394,378,000 in the First Three Months of 1997. This increase was funded by an increase of $9,319,000 in the average balance of accounts and drafts payable and an increase of $8,842,000 in interest-bearing demand deposits.

      Other assets increased from $6,675,000 at December 31, 1996 to $11,851,000 at March 31,1997. The average balance of other assets remained relatively unchanged from the First Three Months of 1996. The increase at March 31, 1997 resulted from an increase in freight funds receivable.

      Interest-bearing deposits decreased from $115,261,000 at December 31, 1996 to $98,789,000 at March 31, 1997. The average balances of these deposits increased $4,232,000 (4.5%) from $94,802,000 in the First Three Months of 1996 to $99,034,000 in the First Three Months of 1997. The most significant increase in these deposits occurred in interest-bearing commercial money market accounts.

      Noninterest-bearing deposits increased $16,763,000 (26.9%) from $62,244,000 at December 31, 1996 to $79,007,000 at March 31, 1997. The
average balance of these accounts increased $6,122,000 (10.9%) from $56,051,000 in the First Three Months of 1996 to $62,173,000 in the First Three Months of 1997 which reflects the results of increased business development efforts at Cass Bank.

      Accounts and drafts payable generated by CIS in its freight payment operations decreased $5,610,000 (2.7%) from $204,690,000 at December 31, 1996 to $199,080,000 at March 31, 1997. The average balances of these funds increased $9,319,000 (4.7%) from $197,981,000 for the First Three Months of 1996 to $207,300,000 in the First Three Months of 1997. This increase has resulted from new business placed in service in the latter half of 1996 and in the First Three Months of 1997.

Liquidity
---------

      As of March 31, 1997, approximately 57% of the Company's loan portfolio was composed of commercial loans, of which 75% represented loans maturing within one year. As of the same date, real estate loans, primarily commercial, represented approximately 41% of the total and of these, 22% represented balances maturing within one year. Approximately 2% of the loan portfolio is represented by installment loans.

      The liquidity of the Company is primarily represented by cash and due from banks of $17,583,000 and federal funds sold and other short-term investments of $28,000,000 at March 31, 1997. Included in this caption are $3,000,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

      Investments in debt and equity securities represented approximately 37% of total assets at March 31, 1997. Of the U.S. Government securities in the Company's investment portfolio, which represented 77% of the total, 14% have maturities of less than one year. U.S. Government Agencies and Corporations represented 22% of the total. Obligations of states and political subdivisions constituted 1% of the investment portfolio at March 31, 1997. There were no sales of debt securities in the First Three Months of 1997. Of the total portfolio, over 85% of the securities have maturities of five years or less. These securities provide the Company longer term liquidity than its primary sources, cash and due from banks and other short-term instruments. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available-for-sale; however, the Company does not foresee any such short-term liquidity needs.

      The funds provided by Cass Bank consist of a sizable volume of core deposits. Historically, the Company has been a net provider of federal funds. During the First Three Months of 1997, the Company was a net provider of federal funds, averaging nearly $8,832,000 in net funds sold. The Company was able to meet its liquidity requirements in the First Three Months of 1997 through the growth of deposit accounts and the liquid nature of federal funds sold and other short-term investments.

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

      The following table presents the Company's rate sensitive position at March 31, 1997 for the various time frames indicated.

                                                             OVER         OVER
                                                             THREE        SIX        OVER ONE
                                               THREE        THROUGH     THROUGH      THROUGH         OVER
                                   VARIABLE    MONTHS         SIX       TWELVE        FIVE           FIVE
                                     RATE      OR LESS      MONTHS      MONTHS        YEARS          YEARS       TOTAL
                                     ----      -------      ------      ------        -----          -----       -----
                                                            (Dollars expressed in thousands)
Interest-earning assets:

   Loans                           $ 93,636    $ 4,082      $ 3,971     $16,389      $ 89,440      $    635     $208,153
   Investment in debt and
     equity securities                  --         --         6,008      12,153       120,171        23,565      161,897
   Federal funds sold and other
     short-term investments          28,000        --           --          --            --            --        28,000
                                   --------    -------      -------     -------      --------      --------     --------
     Total interest-earning assets $121,636    $ 4,082      $ 9,979     $28,542      $209,611      $ 24,200     $398,050
                                   ========    =======      =======     =======      ========      ========     ========

Interest-bearing liabilities:

   Interest-bearing
     transaction accounts          $ 89,988    $   --       $   --      $   --       $    --       $    --      $ 89,988
   Time deposits-$100,000
     or more                            --         859        1,205       1,138           110           --         3,312
   Other time deposits                  --       1,392        1,557       1,390         1,150           --         5,489
   Short-term borrowings              3,261        --           --          --            --            --         3,261
                                   --------    -------      -------     -------      --------      --------     --------
     Total interest-bearing
       liabilities                 $ 93,249    $ 2,251      $ 2,762     $ 2,528      $  1,260      $    --      $102,050
                                   ========    =======      =======     =======      ========      ========     ========
Interest sensitivity gap:
   Periodic                        $ 28,387    $ 1,831      $ 7,217     $26,014      $208,351      $ 24,200     $296,000
   Cumulative                        28,387     30,218       37,435      63,449       271,800       296,000

Ratio of interest-sensitive
   assets to interest-sensitive
   liabilities:
     Periodic                          1.30x      1.81x        3.61x      11.29x       166.36x          --          3.90x
     Cumulative                        1.30x      1.32x        1.38x       1.63x         3.66x         3.90x        3.90x

Capital Resources
-----------------

      Stockholders' equity was $48,419,000 or 11.10% of total assets at March 31, 1997, an increase of $638,000 over the amount at December 31, 1996. This increase resulted from net income of $1,423,000; dividends paid of $502,000 ($.13 per share); unrealized holding losses of $311,000; and the amortization of the stock bonus plan of $28,000. Primary capital, including the allowance for loan losses, reached $53,150,000 at March 31, 1997 or 12.02% of total assets compared to $52,177,000 or 11.90% of total assets at December 31, 1996.

      Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

      The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at March 31, 1997:

                                                      Company          Cass
                                                    Consolidated       Bank
                                                    ------------      ------
      Leverage Ratio                                   11.11%         11.20%
      Tangible Capital Ratio                           12.00          11.90
      Primary Capital                                  12.02          11.90
      Risk Based Capital:
        Tier I                                         18.43          14.96
        Tier II                                        19.63          15.73

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

Item 3.     DEFAULTS IN SENIOR SECURITIES
            -----------------------------
            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
            ----------------------------------
            SECURITY HOLDERS
            ----------------
            None

Item 5.     OTHER INFORMATION
            -----------------
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)   None

            (b) Cass Commercial Corporation filed Form 8-K on February 18, 1997 which announced the stock split in the form of a 100% stock dividend on March 15, 1997.

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CASS COMMERCIAL CORPORATION

      DATE: May 7, 1997       By              Lawrence A. Collett
                                  ---------------------------------------------
                                              Lawrence A. Collett
                                      Chairman and Chief Executive Officer



      DATE: May 7, 1997       By               Lawrence L. Frieben
                                  ---------------------------------------------
                                               Lawrence L. Frieben
                                             Vice President-Secretary
                                     (Chief Financial and Accounting Officer)