Form 10-Q
period 1997-06-30
CASS COMMERCIAL CORP
filed 1997-08-13
CIK 708781

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

                      FOR THE QUARTER ENDED JUNE 30, 1997
                          COMMISSION FILE NO. 2-80070

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


      The number of shares outstanding of registrant's only class of stock as of June 30, 1997: Common stock, par value $.50 per share - 3,858,548 shares outstanding.






--------------------------------------------------------------------------------

      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

--------------------------------------------------------------------------------

PART I, Item 1
--------------

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                                  (IN THOUSANDS EXCEPT SHARE
                                                                                      AND PER SHARE DATA)
                                                                                  ---------------------------
                                                                                  JUNE 30         DECEMBER 31
                                                                                    1997              1996
                                                                                  -------         -----------
ASSETS
------

Cash and due from banks                                                           $ 20,873          $ 10,256
Federal funds sold and other short-term investments                                 29,775            56,900
                                                                                  --------          --------
   Cash and cash equivalents                                                        50,648            67,156
                                                                                  --------          --------
Investments in debt and equity securities:
   Held-to-maturity, estimated market value of
      $104,086 and $118,362 at June 30, 1997
      and December 31, 1996, respectively                                          104,251           118,313
   Available-for-sale, at estimated market value                                    50,579            41,354
                                                                                  --------          --------
      Total investments in debt and equity securities                              154,830           159,667
                                                                                  --------          --------

Loans, net of unearned income                                                      205,947           197,775
   Less:   Allowance for loan losses                                                 4,447             4,396
                                                                                  --------          --------
      Loans, net                                                                   201,500           193,379
                                                                                  --------          --------
Premises and equipment, net                                                         10,037             8,079
Accrued interest receivable                                                          3,352             3,366
Other assets                                                                        10,453             6,675
                                                                                  --------          --------
      Total assets                                                                $430,820          $438,322
                                                                                  ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY,
-------------------------------------

Liabilities:
-----------
Deposits:
   Noninterest-bearing                                                              74,213            62,244
   Interest-bearing                                                                 97,871           115,261
                                                                                  --------          --------
      Total deposits                                                               172,084           177,505
Accounts and drafts payable                                                        197,860           204,690
Short-term borrowings                                                                3,378             2,476
Other liabilities                                                                    7,483             5,870
                                                                                  --------          --------
      Total liabilities                                                            380,805           390,541
                                                                                  --------          --------

Stockholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                               --                --
Common stock, par value $.50 per share and
   20,000,000 shares authorized at June 30,
   1997 and December 31, 1996; and
   4,000,000 shares issued                                                           2,000             2,000
Surplus                                                                              4,740             4,740
Retained earnings                                                                   44,504            42,376
Common shares in treasury, at cost (141,452 shares at
   June 30, 1997 and December 31, 1996)                                             (1,284)           (1,284)
Unrealized holding gain on investments in debt and
   equity securities available-for-sale                                                156               105
Unamortized stock bonus awards                                                        (101)             (156)
                                                                                  --------          --------
      Total stockholders' equity                                                    50,015            47,781
                                                                                  --------          --------
      Total liabilities and stockholders' equity                                  $430,820          $438,322
                                                                                  ========          ========





See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30                           JUNE 30
                                                            ------------------------           ----------------------
                                                             1997              1996             1997           1996
                                                            ------            ------           -------        -------
                                                                       (In Thousands Except Per Share Data)
INTEREST INCOME:
---------------
Interest and fees on loans                                  $4,309            $4,005           $ 8,529        $ 7,836
Interest on debt securities:
   Taxable                                                   2,450             2,484             4,835          4,695
   Exempt from federal income taxes                             19                19                38             34
Interest on federal funds sold and
   other short-term investments                                449               391               876            973
                                                            ------            ------           -------        -------
      Total interest income                                  7,227             6,899            14,278         13,538
                                                            ------            ------           -------        -------

Interest Expense:
----------------
Interest on deposits                                           989             1,112             1,992          2,169
Interest on short-term borrowings                               27                35                52             74
                                                            ------            ------           -------        -------
      Total interest expense                                 1,016             1,147             2,044          2,243
                                                            ------            ------           -------        -------
      Net interest income                                    6,211             5,752            12,234         11,295
Provision for loan losses                                      55                --                300            --
                                                            ------            ------           -------        -------
      Net interest income after provision
         for loan losses                                     6,156             5,752            11,934         11,295
                                                            ------            ------           -------        -------
Noninterest Income:
------------------
Information services revenues:
   Freight payment and processing revenue                    4,354             4,368             8,594          8,911
   Freight rating services income                              580               791             1,172          1,695
Service charges on deposit accounts                            131               148               272            274
Other                                                          290               198               461            370
                                                            ------            ------           -------        -------
      Total noninterest income                               5,355             5,505            10,499         11,250
                                                            ------            ------           -------        -------
Noninterest Expense:
-------------------
Salaries and employee benefits                               5,969             6,055            11,783         12,125
Occupancy expense                                              405               526               938          1,044
Equipment expense                                              653               612             1,314          1,235
Other                                                        1,895             1,777             3,634          3,633
                                                            ------            ------           -------        -------
      Total noninterest expense                              8,922             8,970            17,669         18,037
                                                            ------            ------           -------        -------
      Income before income tax expense                       2,589             2,287             4,764          4,508
Income tax expense                                             882               801             1,634          1,547
                                                            ------            ------           -------        -------

      Net income                                            $1,707            $1,486           $ 3,130        $ 2,961
                                                            ======            ======           =======        =======


Net income per share                                        $  .44            $  .38           $   .80        $   .77
                                                            ------            ------           -------        -------




See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        (IN THOUSANDS)
                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                  --------------------------
                                                                                    1997              1996
                                                                                  --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net income                                                                        $  3,130          $  2,961
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                                  1,184             1,265
      Amortization of stock bonus awards                                                55                55
      Provision for loan losses                                                        300                --
      Decrease (increase) in accrued interest receivable                                14              (222)
      Other operating activities, net                                               (1,906)             (221)
                                                                                  --------          --------
         Net cash provided by operating activities                                   2,777             3,838
                                                                                  --------          --------
Cash Flows From Investing Activities:
------------------------------------
Proceeds from maturities of debt securities:
   Held-to-maturity                                                                 14,046             6,101
   Available-for-sale                                                                  506             3,683
Purchases of debt and equity securities:
   Held-to-maturity                                                                     --           (10,827)
   Available-for-sale                                                               (9,835)          (18,222)
Net  increase in loans                                                              (8,421)          (20,996)
Purchases of premises and equipment                                                 (3,230)             (716)
                                                                                  --------          --------
         Net cash used in investing activities                                      (6,934)          (40,977)
                                                                                  --------          --------
Cash Flows From Financing Activities:
------------------------------------
Net increase (decrease) in demand, interest-bearing
   demand and savings deposits                                                      (5,303)            3,530
Net increase (decrease) in time deposits                                              (118)              410
Net increase (decrease) in accounts and drafts payable                              (6,830)           10,444
Net increase in short-term borrowings                                                  902             1,307
Dividends paid                                                                      (1,002)             (887)
                                                                                  --------          --------
         Net cash provided by (used in) financing activities                       (12,351)           14,804
                                                                                  --------          --------
Net decrease in cash and cash equivalents                                          (16,508)          (22,335)
Cash and cash equivalents at beginning of period                                    67,156            90,342
                                                                                  --------          --------
Cash and cash equivalents at end of period                                        $ 50,648          $ 68,007
                                                                                  ========          ========
Supplemental information:

         Cash paid for interest                                                   $  2,101          $  2,021
                                                                                  ========          ========
         Net taxes paid                                                           $  1,235          $  1,415
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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

      The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence or anticipated or unanticipated events or circumstances after the date of such statements.

Note 2 - Impact Of New Accounting Pronouncements

      During June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS
125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales for transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist prior to the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

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

      In February 1997, the FASB issued Statement of Fianacial Accounting Standards No. 128, Earnings per Share (SFAS 128) establishing standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.
SFAS 128 is effective for financial statements issued for the periods ending after December 31, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.

      In February 1997, the FASB issued SFAS 129 which establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Since SFAS 129 is a disclosure requirement there will be no impact on the Company's financial statements.

      In June 1997, the FASB issued SFAS 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS is effective for fiscal years beginning after December 15, 1997. SFAS 130 is a reporting and disclosure requirement and, therefore, will have no impact on the Company's financial statements.

      In June 1997, the FASB issued SFAS 131 which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS 131 was only recently issued, the Company has not yet determined the impact of adopting SFAS 131. However, since SFAS 131 is a disclosure requirement there will be no effect on the Company's financial position or results of operations.


Note 3 - Earnings Per Share

      Average common and common stock equivalents outstanding for the six month periods ended June 30, 1997 and 1996 were 3,921,069 and 3,822,506, respectively. Average common and common stock equivalents outstanding for the three month periods ended June 30, 1997 and 1996 were 3,922,942 and 3,905,153, respectively. The weighted average number of common stock equivalents is calculated using the treasury stock method.

Note 4 - Stock Option Plan / Stock Bonus Plan

      During May 1995, the Company's Board of Directors established the 1995 Performance-Based Stock Option Plan (the Option Plan) and the 1995 Restricted Stock Bonus Plan (the Bonus Plan). These plans were adopted to aid the Company in securing and retaining qualified personnel. The Option Plan provides for the granting of options on up to 400,000 shares of the Company's common stock. As of June 30, 1997, options for 120,000 shares had been awarded under the Option Plan at an option price of $10.31 per share. These options vest over a period not to exceed seven years, but the vesting period can be less based on the Company's attainment of certain financial operating performance criteria. The Bonus Plan provides for the issuance of up to 100,000 shares of the Company's common stock. As of June 30, 1997, an aggregate of 32,000 shares of the Company's common stock had been awarded to five participants. Interest in the shares of common stock awarded under the Bonus Plan are subject to forfeiture and vest ratably over a three year period. Common stock awarded under the Bonus Plan is accounted for through the establishment of a contra stockholders' equity account. This contra stockholders' equity account is amortized against income over the vesting period of the stock awards.


Note 5 - Reclassifications

      Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications have no effect on previously reported net income.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Net Income
----------

      Cass Commercial Corporation (the Company) operates in two primary business segments through its two wholly owned subsidiaries, Cass Bank and Trust Company (Cass Bank), which operates as a commercial bank, and Cass Information Systems, Inc. (CIS), an information services company, whose operations include the processing and payment of freight charges, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. The Company had net income of $3,130,000 for the six-month period ended June 30, 1997 (the "First Six Months of 1997") compared to net income of $2,961,000 for the six-month period ended June 30, 1996 (the "First Six Months of 1996").

      The Company had net income of $1,707,000 for the three-month period ended June 30, 1997 ("Second Quarter of 1997") compared to net income of $1,486,000 for the three-month period ended June 30, 1996 ("Second Quarter of 1996").

      The following paragraphs more fully discuss the changes in financial condition and results of operations for the First Six Months of 1997 compared to the First Six Months of 1996 and for the Second Quarter of 1997 compared to the Second Quarter of 1996. Such information is provided on a consolidated basis for the Company, Cass Bank and CIS, with expanded disclosures for specific effects CIS's operations have on particular account captions.


Net Interest Income
-------------------

      The Company's tax-equivalent net interest margin on earning assets increased in the First Six Months of 1997 to 6.26% from 6.03% in the First Six Months of 1996. The prime rate increased from 8.25% in February, 1996 to 8.50% in March, 1997. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable (See interest sensitivity gap measurement under the section entitled "Asset/Liability Management Program"), as well as a significant portion of the Company's loan portfolio bearing a floating rate of interest.

       The increase of $18,512,000 in average earning assets, net of interest-bearing liabilities, coupled with an increase in the net interest margin resulted in an increase in net tax-equivalent interest income of $900,000 in the First Six Months of 1997 compared to the First Six Months of 1996. The mix of earning assets changed in the First Six Months of 1997 compared to the First Six Months of 1996 with an increase of $19,565,000 in the average balance of loans and a decrease of $4,059,000 in federal funds sold and other short-term investments. See Table 1 on page 8 for further explanation of the changes in net interest income for the First Six Months of 1997 compared to the First Six Months of 1996.

      The Company's tax-equivalent net interest income for the Second Quarter of 1997 increased $473,000 (8.2%) compared to the Second Quarter of 1996.
This increase resulted mainly from an increase of $11,646,000 in average earning assets in the Second Quarter of 1997 over the Second Quarter of 1996. The mix of average earning assets also improved with an increase of $14,611,000 in average loans and a decrease of $6,189,000 in average investments in debt and equity securities. See Table 2 on page 10 for further explanation of the changes in net interest income.

TABLE 1:     CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
             INCOME ANALYSIS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(TAX-EQUIVALENT BASIS, IN THOUSANDS)
                                                                     AVERAGE        INTEREST              INCREASE (DECREASE)
                                               AVERAGE BALANCE      YIELD/RATE   INCOME/EXPENSE            DUE TO CHANGE IN
                                               ---------------     -----------   --------------     NET   -------------------
                                               1997      1996      1997   1996   1997     1996     CHANGE   VOLUME   RATE
                                               ----      ----      ----   ----   ----     ----     ------   ------   ----
ASSETS
------
Interest-earning assets:
   Loans                                     $204,583  $185,018    8.45%  8.58% $ 8,572  $ 7,919    $ 653    $ 784   $(131)
   Investment in debt and equity securities   157,947   156,567    6.25   6.08    4,892    4,747      145       36     109
   Federal funds sold and other
      short-term investments                   33,324    37,383    5.30   5.22      876      973      (97)    (111)     14
                                             --------  --------    ----   ----  -------  -------    -----    -----   -----
      Total interest-earning assets           395,854   378,968    7.31   7.22   14,340   13,639      701      709      (8)
                                             --------  --------    ----   ----  -------  -------    -----    -----   -----

Nonearning assets:
   Cash and due from banks                     16,871    17,988
   Premises and equipment                       9,101     8,239
   Other assets                                12,334    10,224
   Allowance for loan losses                   (4,574)   (6,383)
                                             --------  --------
         Total assets                         429,586   409,036
                                             ========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits            31,362    22,115    3.47   3.23      540      356      184      156      28
   Savings deposits                            57,676    65,859    4.28   4.69    1,225    1,540     (315)    (186)   (129)
   Time deposits of $100,000
      or more                                   3,488     4,538    5.32   5.39       92      122      (30)     (28)     (2)
   Other time deposits                          5,431     5,885    5.01   5.15      135      151      (16)     (12)     (4)
                                             --------  --------    ----   ----  -------  -------    -----    -----   -----
      Total interest-bearing deposits          97,957    98,397    4.10   4.42    1,992    2,169     (177)     (70)   (107)
   Short-term borrowings                        2,049     3,235    5.12   4.59       52       74      (22)     (30)      8
                                             --------  --------    ----   ----  -------  -------    -----    -----   -----
      Total interest-bearing liabilities      100,006   101,632    4.12   4.43    2,044    2,243     (199)    (100)    (99)
                                             --------  --------    ----   ----  -------  -------    -----    -----   -----
Noninterest-bearing liabilities:
   Demand deposits                             61,589    56,368
   Accounts and drafts payable                212,410   199,821
   Other liabilities                            6,829     7,027
                                             --------  --------
      Total liabilities                       380,834   364,848
Stockholders' equity                           48,752    44,188
                                             --------  --------
      Total liabilities and
         stockholders' equity                $429,586  $409,036
                                             ========  ========

         Net interest income                                                    $12,296  $11,396     $900     $809     $91
                                                                                =======  =======    =====    =====   =====

      Net yield on interest-earning assets                         6.26%  6.03%
                                                                   ====   ====

                                                                   (Continued)

AVERAGE BALANCES, INTEREST AND RATES
For the Six Months Ended June 30, 1997 and 1996, Continued

NOTES:
1) For purposes of these computations, non-accrual loans are included in the average loan amounts outstanding.

2) Interest income on loans includes net fees of $3,000 and $6,000 for the First Six Months of 1997 and 1996, respectively.

3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $62,000 and $101,000 for the First Six Months of 1997 and 1996, respectively.

TABLE 2:   CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
           INCOME ANALYSIS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(TAX-EQUIVALENT BASIS, IN THOUSANDS)
                                                                        AVERAGE           INTEREST            INCREASE (DECREASE)
                                                AVERAGE BALANCE        YIELD/RATE      INCOME/EXPENSE          DUE TO CHANGE IN
                                                ---------------       -------------    --------------    NET  -------------------
                                                1997       1996       1997     1996    1997     1996   CHANGE    VOLUME  RATE
                                                ----       ----       ----     ----    ----     ----   ------    ------  ----
ASSETS
------
Interest-earning assets:
   Loans                                      $204,459   $189,848     8.50%    8.48%  $4,331   $4,014  $ 317     $ 309   $  8
   Investment in debt and equity securities    158,032    164,221     6.29     6.13    2,478    2,511    (33)      (96)    63
   Federal funds sold and other
      short-term investments                    33,184     29,960     5.43     5.23      449      391     58        43     15
                                              --------   --------     ----     ----   ------   ------  -----     -----   ----
         Total interest-earning assets         395,675    384,029     7.36     7.22    7,258    6,916    342       256     86
                                              --------   --------     ----     ----   ------   ------  -----     -----   ----
Nonearning assets:
   Cash and due from banks                      16,727     18,781
   Premises and equipment                        9,543      8,202
   Other assets                                 11,318     10,222
   Allowance for loan losses                    (4,556)    (6,401)
                                              --------   --------
         Total assets                          428,707    414,833
                                              ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits             31,382     22,212     3.57     3.16      279      175    104        79     25
   Savings deposits                             58,237     69,291     4.10     4.64      595      802   (207)     (119)   (88)
   Time deposits of $100,000
      or more                                    3,398      4,497     5.78     5.35       49       60    (11)      (16)     5
   Other time deposits                           5,473      5,992     4.84     5.02       66       75     (9)       (6)    (3)
                                              --------   --------     ----     ----   ------   ------  -----     -----   ----
      Total interest-bearing deposits           98,490    101,992     4.03     4.37      989    1,112   (123)      (62)   (61)
   Federal funds purchased and securities
      sold under repurchase agreements           1,981      3,014     5.47     4.66       27       35     (8)      (13)     5
                                              --------   --------     ----     ----   ------   ------  -----     -----   ----
         Total interest-bearing liabilities    100,471    105,006     4.06     4.38    1,016    1,147   (131)      (75)   (56)
                                              --------   --------     ----     ----   ------   ------  -----     -----   ----

Noninterest-bearing liabilities:
   Demand deposits                              61,573     56,686
   Accounts and drafts payable                 211,279    201,660
   Other liabilities                             6,777      6,714
                                              --------   --------
   Total liabilities                           380,100    370,066
Stockholders' equity                            48,607     44,767
                                              --------   --------
      Total liabilities and
         stockholders' equity                 $428,707   $414,833
                                              ========   ========

      Net interest income                                                             $6,242   $5,769  $ 473     $ 331   $142
                                                                                      ======   ======  =====     =====   ====

      Net yield on interest-earning assets                            6.33%    6.03%
                                                                      ====     ====

                                                                    (Continued)

AVERAGE BALANCES, INTEREST AND RATES
For the Three Months Ended June 30, 1997 and 1996, Continued

NOTES:
1) For purposes of these computations, non-accrual loans are included in the average loan amounts outstanding.

2) Interest income on loans includes net fees of $2,000 and $3,000 for the Second Quarter of 1997 and 1996, respectively.

3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $31,000 and $17,000 for the Second Quarter of 1997 and 1996, respectively.

Provision for Loan Losses
-------------------------

      A significant determinant of the Company's operating results is the level of loan losses and the provision for loan losses. The Company charged $300,000 to earnings to provide for loan losses for the First Six Months of 1997. There was no charge to earnings to provide for loan losses for the First Six Months of 1996. The quality of the loan portfolio has continued to remain strong. The level of nonperforming loans, at .19% of average loans, remains well below industry standards. Nonperforming loans are covered over 11 times by the allowance for loan losses at June 30, 1997. The Company experienced net charge offs of $249,000 in the First Six Months of 1997. Management made the decision to make a provision for loan losses in the First Six Months of 1997 based on the loan growth experienced.

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

      At June 30, 1997, impaired loans totalled $1,097,000 which includes $225,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $388,000 at June 30, 1997. The average balance of impaired loans during the First Six Months of 1997 was $1,088,000.

      The allowance for loan losses at June 30, 1997 was $4,447,000 and at December 31, 1996 was $4,396,000. The allowance for loan losses at June 30, 1997 represents 2.16% of total loans outstanding compared to 2.22% at December 31, 1996.

      The following table presents information as of and for the three and six-month periods ended June 30, 1997 and 1996 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.


                                                        Three Months Ended                  Six Months Ended
                                                              June 30                            June 30
                                                    --------------------------          --------------------------
                                                      1997              1996              1997              1996
                                                    --------          --------          --------          --------
                                                                         (dollars in thousands)
Allowance at beginning of period                    $  4,731          $  6,377          $  4,396          $  6,358
Provision for loan losses charged to expense              55                --               300                --

Loans charged off                                       (411)               --              (411)               (1)
Recoveries on loans previously charged off                72                44               162                64
                                                    --------          --------          --------          --------
Net loan (charge-offs) recoveries                       (339)               44              (249)               63
                                                    --------          --------          --------          --------
Allowance at end of period                          $  4,447          $  6,421          $  4,447          $  6,421
                                                    ========          ========          ========          ========
Loans outstanding:
      Average                                       $204,459          $189,848          $204,583          $185,018
      June 30                                        205,947           195,252           205,947           195,252

Ratio of allowance for loan losses to
   loans outstanding:
      Average                                           2.18%             3.38%             2.17%             3.47%
      June 30                                           2.16%             3.29%             2.16%             3.29%

Nonperforming loans:
      Nonaccrual loans                              $    225          $    444          $    225          $    444
      Loans past due 90 days or more                     166                18               166               18
                                                    --------          --------          --------          --------
         Total                                      $    391          $    462          $    391          $    462
                                                    --------          --------          --------          --------
Nonperforming loans as a percent of
            average loans                                .19%              .24%              .19%              .25%


Noninterest Income
------------------

      Noninterest income is principally derived from service fees generated by CIS's Payment Systems and Software Systems Groups. Total noninterest income for the Second Quarter of 1997 and the First Six Months of 1997 decreased $150,000 (2.7%) and $751,000 (6.7%), respectively, from the corresponding periods of 1996.

      CIS's Payment Systems Group experienced a decrease in processing revenues of $317,000 (3.6%) in the First Six Months of 1997 compared to the First Six Months of 1996. This decrease resulted primarily from termination fees of $265,000 received from three clients in the First Six Months of 1996. The volume of accepted new business proposals remains strong and should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout the remainder of 1997.

      CIS's Software Systems Group experienced a decrease in revenues of $523,000 (30.9%) and $211,000 (26.7%) in the First Six Months of 1997 and the
Second Quarter of 1997, respectively, compared to the corresponding periods of 1996. This decrease resulted mainly from a decline in software sales. Sales revenue from the AS400 version of the rating system software has been in a declining stage as the product is being migrated to the new client server technology.

      Other noninterest income increased $91,000 (24.6%) in the First Six Months of 1997 and $92,000 (46.5%) in the Second Quarter of 1997 compared to the corresponding periods of 1996. The Bank received a buyout of its headquarters lease in the Second Quarter of 1997 in excess of the remaining net book value of leasehold improvements which resulted in a one-time gain of $95,000.


Noninterest Expense
-------------------

      Total noninterest expense for the First Six Months of 1997 decreased $368,000 (2.0%) from the First Six Months of 1996. Total noninterest expense for the Second Quarter of 1997 decreased $48,000 (0.5%) from the Second Quarter of 1996.

      Salaries and benefits expense decreased $342,000 (2.8%) in the First
Six Months of 1997 compared to the First Six Months of 1996. Salaries and benefits expense decreased $86,000 (1.4%) in the Second Quarter of 1997 compared to the Second Quarter of 1996. Systems development costs of nearly $400,000 and $154,000, related to the client server technology, were capitalized in the First Six Months of 1997 and in the Second Quarter of 1997, respectively.

      Occupancy expense decreased $106,000 (10.2%) in the First Six Months of 1997 compared to the First Six Months of 1996. This decrease occurred in the Second Quarter of 1997. The Company and the Bank moved their headquarters in April, 1997 to a new facility which was added on to the property owned by CIS in Bridgeton, Missouri. This consolidation of facilities resulted in occupancy expense savings.

      Equipment expense increased $79,000 (6.4%) in the First Six Months of 1997 compared to the First Six Months of 1996 and $41,000 (6.7%) in the Second Quarter of 1997 compared to the Second Quarter of 1996. These increases resulted from expansion of processing systems in CIS's Payment Systems Group.

      Other noninterest expense increased $118,000 (6.6%) in the Second Quarter of 1997 compared to the Second Quarter of 1996. Expenses incurred for contract programming in CIS's Payment Systems Group accounted for $67,000 of the increase. Expenses associated with the headquarters move of the Company and the Bank in April, 1997 accounted for an increase of approximately $40,000.

Balance Sheet Analysis
----------------------

      Federal funds sold and other short-term investments decreased from $56,900,000 at December 31, 1996 to $29,775,000 at June 30, 1997. The average balance of these accounts was $33,324,000 in the First Six Months of 1997 compared to $37,383,000 in the First Six Months of 1996. The decrease in the average balance of these accounts has resulted from a deployment of funds to increased loan balances. See Table 1 and Table 2 on pages 8 and 10 for a presentation of average balances.

      Total loans increased $8,172,000 (4.1%) from $197,775,000 at December 31, 1996 to $205,947,000 at June 30, 1997. The average balances of loans increased $19,565,000 (10.6%) from $185,018,000 in the First Six Months of 1996 to $204,583,000 in the First Six Months of 1997. Loan demand and new business volume increased throughout 1996 and has continued into the First Six Months of 1997

      Investments in debt and equity securities decreased $4,837,000 (3.0%) from $159,667,000 at December 31, 1996 to $154,830,000 at June 30, 1997. The
average balance of investment securities increased $1,380,000 (0.9%) from $156,567,000 in the First Six Months of 1996 to $157,947,000 in the First Six Months of 1997.

      Total earning assets decreased $23,790,000 (5.7%) From $414,342,000 at December 31, 1996 to $390,552,000 at June 30, 1997. The average balance of earning assets increased $16,886,000 (4.5%) from $378,968,000 in the First Six Months of 1996 to $395,854,000 in the First Six Months of 1997. This increase was mainly funded by an increase of $12,589,000 in the average balance of accounts and drafts payable.

      Other assets increased from $6,675,000 at December 31, 1996 to $10,453,000 at June 30, 1997. The average balance of other assets increased $2,110,000 (20.6%) from $10,224,000 in the First Six Months of 1996 to
$12,334,000 in the First Six Months of 1997.   These increases resulted from
increases in CIS's freight funds receivables.

      Interest-bearing deposits decreased from $115,261,000 at December 31, 1996 to $97,871,000 at June 30, 1997. The average balances of these deposits decreased $440,000 (0.4%) from $98,397,000 in the First Six Months of 1996 to $97,957,000 in the First Six Months of 1997.

      Noninterest-bearing deposits increased $11,969,000 (19.2%) from $62,244,000 at December 31, 1996 to $74,213,000 at June 30, 1997. The average balance of these accounts increased $5,221,000 (9.3%) from $56,368,000 in the First Six Months of 1996 to $61,589,000 in the First Six Months of 1997 which reflects increased business development efforts at Cass Bank.

      Accounts and drafts payable generated by CIS in its freight payment operations decreased $6,830,000 (3.3%) from $204,690,000 at December 31, 1996 to $197,860,000 at June 30, 1997. The average balances of these funds increased $12,589,000 (6.3%) from $199,821,000 for the First Six Months of 1996 to $212,410,000 in the First Six Months of 1997. This increase has resulted from new business placed in service in the latter half of 1996 and in the First Six Months of 1997.

Liquidity
---------

      As of June 30, 1997, approximately 57% of the Company's loan portfolio was composed of commercial loans, of which 74% represented loans maturing within one year. As of the same date, real estate loans, primarily commercial, represented approximately 41% of the total and of these, 34% represented balances maturing within one year. Approximately 2% of the loan portfolio is represented by installment loans.

      The liquidity of the Company is primarily represented by cash and due from banks of $20,873,000 and Federal funds sold and other short-term investments of $29,775,000 at June 30, 1997. Included in this caption are $2,600,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

      Investments in debt and equity securities represented approximately 36% of total assets at June 30, 1997. Of the U.S. Government securities in the Company's investment portfolio, which represented 77% of the total, 22% have maturities of less than one year. U.S. Government Agencies and Corporations represented 22% of the total. Obligations of states and political subdivisions constituted 1% of the investment portfolio at June 30, 1997. There were no sales of debt securities in the First Six Months of 1997. Of the total portfolio, over 89% of the securities have maturities of five years or less. These securities provide the Company longer term liquidity than its primary sources, cash and due from banks and other short-term instruments. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available-for-sale; however, the Company does not foresee any such short-term liquidity needs.

      The funds provided by Cass Bank consist of a sizable volume of core deposits. Historically, the Company has been a net provider of Federal funds. During the First Six Months of 1997, the Company was a net provider of Federal funds, averaging over $12,800,000 in net funds sold. Additionally, the Company averaged over $20,500,000 in short-term money market funds during the First Six Months of 1997. The Company was able to meet its liquidity requirements in the First Six Months of 1997 through the growth of deposit accounts and the liquid nature of Federal funds sold and other short-term investments.

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

            The following table presents the Company's rate sensitive position at June 30, 1997 for the various time frames indicated.

                                                      OVER        OVER
                                                      THREE       SIX      OVER ONE
                                         THREE       THROUGH    THROUGH    THROUGH        OVER
                                        VARIABLE      MONTHS      SIX       TWELVE        FIVE        FIVE
                                          RATE       OR LESS     MONTHS     MONTHS       YEARS       YEARS       TOTAL
                                          ----       -------     ------     ------       -----       -----       -----
                                                             (Dollars expressed in thousands)
Interest-earning assets:

   Loans                                $ 88,812     $ 4,258     $ 8,512     $15,214    $ 88,542    $    609    $205,947
   Investment in debt and
      equity securities                     --         6,000       6,032      14,056     111,183      17,559     154,830
   Federal funds sold and other
      short-term investments              29,775       --          --          --          --          --         29,775
                                        --------     -------     -------     -------    --------    --------

      Total interest-earning assets     $118,587     $10,258     $14,544     $29,270    $199,725    $ 18,168    $390,552
                                        ========     =======     =======     =======    ========    ========    ========

Interest-bearing liabilities:

   Interest-bearing
      transaction accounts              $ 88,597     $    --     $    --     $    --    $     --    $     --   $  88,597
   Time deposits-$100,000 or more             --       2,185         518       1,284         112          --       4,099
   Other time deposits                        --       1,829         784       1,500       1,062          --       5,175
   Short-term borrowings                   3,378          --          --          --          --          --       3,378
                                        --------     -------     -------     -------    --------    --------

      Total interest-bearing
         liabilities                    $ 91,975     $ 4,014     $ 1,302     $ 2,784    $  1,174    $     --    $101,249
                                        ========     =======     =======     =======    ========    ========    ========

Interest sensitivity gap:
   Periodic                             $ 26,612     $ 6,244     $13,242     $26,486    $198,551    $ 18,168    $289,303
   Cumulative                             26,612      32,856      46,098      72,584     271,135     289,303

Ratio of interest-sensitive
   assets to interest-sensitive
   liabilities:
      Periodic                             1.29x       2.56x      11.17x      10.51x     170.12x          --       3.86x
      Cumulative                           1.29x       1.34x       1.47x       1.73x       3.68x       3.86x       3.86x


Capital Resources
-----------------

      Stockholders' equity was $50,015,000 or 11.61% of total assets at June 30, 1997, an increase of $2,234,000 over the amount outstanding at December 31, 1996. This increase resulted from net income of $3,130,000; dividends paid of $1,002,000 ($.26 per share); increase in unrealized holding gains of $51,000; and the amortization of the stock bonus plan of $55,000.

      Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

      The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at June 30, 1997:

                                                     Company             Cass
                                                   Consolidated          Bank
                                                   ------------          ----
                        Leverage Ratio                11.51%            11.69%
                        Tangible Capital Ratio        12.53             13.03
                        Primary Capital               12.64             13.07
                        Risk Based Capital:
                              Tier I                  19.66             15.30
                              Tier II                 20.91             16.56

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

Item 1.        LEGAL PROCEEDINGS
               -----------------
               None

Item 2.        CHANGES IN SECURITIES
               ---------------------
               None

Item 3.        DEFAULTS IN SENIOR SECURITIES
               -----------------------------
               None

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF
               ----------------------------------
               SECURITY HOLDERS
               ----------------

               At the annual meeting of the shareholders of Cass Commercial Corporation held on April 21, 1997, the following proposals were voted on and approved:

               The following is a summary of votes cast. No broker non-votes were received.

                                                                          Withheld
                                                                         Authority /
                                                                For       Against   Abstentions
                                                             ---------   ---------  -----------
1.  Proposal to elect four Directors for a term
    of three years ending 2000;

    Robert J. Bodine                                         2,212,480              1,646,068
    Thomas J. Fucoloro                                       2,210,480     2,000    1,646,068
    Harry J. Krieg                                           2,212,480              1,646,068
    Howard A. Kuehner                                        2,212,480              1,646,068


2.  Proposal to ratify the selection of KPMG Peat            2,202,360              1,656,188
    Marwick LLP as independent accountants for 1997.

Item 5.        OTHER INFORMATION
               -----------------
               None

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

               (a)  None

               (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CASS COMMERCIAL CORPORATION

      DATE:    August 12, 1997        By        Lawrence A. Collett
                                        -----------------------------------
                                                Lawrence A. Collett
                                       Chairman and Chief Executive Officer



      DATE:    August 12, 1997        By        Lawrence L. Frieben
                                        -----------------------------------
                                                Lawrence L. Frieben
                                             Vice President-Secretary
                                      (Chief Financial and Accounting Officer)