Form 10-Q
period 1997-09-30
CASS COMMERCIAL CORP
filed 1997-11-07
CIK 708781

==============================================================================




                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           -----------------

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                     COMMISSION FILE NO. 2-80070

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

                              Yes   X                   No
                                 -------                  --------


      The number of shares outstanding of registrant's only class of stock as of November 7, 1997: Common stock, par value $.50 per share - 3,858,548 shares outstanding.





------------------------------------------------------------------------------
      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

------------------------------------------------------------------------------

PART I, Item 1
--------------

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                 (IN THOUSANDS EXCEPT SHARE
                                                                     AND PER SHARE DATA)
                                                               -----------------------------
                                                               SEPTEMBER 30      DECEMBER 31
                                                                   1997             1996
                                                               ------------      -----------
Assets
------
Cash and due from banks                                          $ 25,647         $ 10,256
Federal funds sold and other short-term investments                97,300           56,900
                                                                 --------         --------
   Cash and cash equivalents                                      122,947           67,156
                                                                 --------         --------
Investments in debt and equity securities:
   Held-to-maturity, estimated market value of
    $97,383 and $118,362 at September 30, 1997
    and December 31, 1996, respectively                            97,252          118,313
   Available-for-sale, at estimated market value                   36,291           41,354
                                                                 --------         --------
    Total investments in debt and equity securities               133,543          159,667
                                                                 --------         --------

Loans, net of unearned income                                     196,531          197,775
   Less: Allowance for loan losses                                  4,467            4,396
                                                                 --------         --------
    Loans, net                                                    192,064          193,379
                                                                 --------         --------
Premises and equipment, net                                        10,556            8,079
Accrued interest receivable                                         3,004            3,366
Other assets                                                        8,990            6,675
                                                                 --------         --------
      Total assets                                               $471,104         $438,322
                                                                 ========         ========

Liabilities and Stockholders' Equity,
-------------------------------------

Liabilities:
------------
Deposits:
   Noninterest-bearing                                             74,960           62,244
   Interest-bearing                                               109,124          115,261
                                                                 --------         --------
      Total deposits                                              184,084          177,505
Accounts and drafts payable                                       228,523          204,690
Short-term borrowings                                                 268            2,476
Other liabilities                                                   6,758            5,870
                                                                 --------         --------
      Total liabilities                                           419,633          390,541
                                                                 --------         --------

Stockholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                              --               --
Common stock, par value $.50 per share and
   20,000,000 shares authorized at September 30,
   1997 and December 31, 1996; and
   4,000,000 shares issued                                          2,000            2,000
Surplus                                                             4,740            4,740
Retained earnings                                                  45,839           42,376
Common shares in treasury, at cost (141,452 shares)                (1,284)          (1,284)
Unrealized holding gain on investments in debt and
   equity securities available-for-sale, net of tax                   249              105
Unamortized stock bonus awards                                        (73)            (156)
                                                                 --------         --------
      Total stockholders' equity                                   51,471           47,781
                                                                 --------         --------
      Total liabilities and stockholders' equity                 $471,104         $438,322
                                                                 ========         ========



See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30                     SEPTEMBER 30
                                                            ---------------------           ----------------------
                                                             1997           1996              1997          1996
                                                            ------         ------           -------        -------
                                                                     (In Thousands Except Per Share Data)
INTEREST INCOME:
----------------
Interest and fees on loans                                  $4,232         $4,168           $12,762        $12,004
Interest on debt securities:
   Taxable                                                   2,239          2,519             7,074          7,214
   Exempt from federal income taxes                             19             19                57             53
Interest on federal funds sold and
   other short-term investments                                792            442             1,669          1,415
                                                            ------         ------           -------        -------
    Total interest income                                    7,282          7,148            21,562         20,686
                                                            ------         ------           -------        -------
Interest Expense:
-----------------
Interest on deposits                                         1,065          1,154             3,051          3,324
Interest on short-term borrowings                                7             38                64            111
                                                            ------         ------           -------        -------
    Total interest expense                                   1,072          1,192             3,115          3,435
                                                            ------         ------           -------        -------
    Net interest income                                      6,210          5,956            18,447         17,251
Provision for loan losses                                       --             --               300             --
                                                            ------         ------           -------        -------
    Net interest income after provision
      for loan losses                                        6,210          5,956            18,147         17,251
                                                            ------         ------           -------        -------
Noninterest Income:
-------------------
Information services revenues:
   Freight payment and processing revenue                    4,492          4,381            13,156         13,291
   Freight rating services income                              669            779             1,841          2,474
Service charges on deposit accounts                            127            135               398            409
Gain on sale of debt securities                                216             --               216             --
Other                                                          122            138               513            509
                                                            ------         ------           -------        -------
    Total noninterest income                                 5,626          5,433            16,124         16,683
                                                            ------         ------           -------        -------
Noninterest Expense:
--------------------
Salaries and employee benefits                               6,067          5,997            17,850         18,122
Occupancy expense                                              314            548             1,252          1,592
Equipment expense                                              657            660             1,971          1,894
Other                                                        1,986          1,641             5,623          5,274
                                                            ------         ------           -------        -------
    Total noninterest expense                                9,024          8,846            26,696         26,882
                                                            ------         ------           -------        -------
    Income before income tax expense                         2,812          2,543             7,575          7,052
Income tax expense                                             975            829             2,608          2,376
                                                            ------         ------           -------        -------

    Net income                                              $1,837         $1,714           $ 4,967        $ 4,676
                                                            ======         ======           =======        =======


Net income per share                                        $  .47         $  .44           $  1.27        $  1.22
                                                            ======         ======           =======        =======



See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         (IN THOUSANDS)
                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                   ---------------------------
                                                                     1997               1996
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                         $  4,967           $  4,676
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                    1,766              1,958
     Amortization of stock bonus awards                                  83                 83
     Provision for loan losses                                          300                 --
     Increase in accrued interest receivable                            362                237
     Gain on sale of debt securities                                   (216)                --
     Other operating activities, net                                 (1,555)              (544)
                                                                   --------           --------
      Net cash provided by operating activities                       5,707              6,410
                                                                   --------           --------
Cash Flows From Investing Activities:
-------------------------------------
Proceeds from maturities of debt securities:
   Held-to-maturity                                                  20,995             13,874
   Available-for-sale                                                   849              5,662
Proceeds from sales of debt securities, available-
   for-sale                                                          14,216                 --
Purchases of debt and equity securities:
   Held-to-maturity                                                      --            (11,018)
   Available-for-sale                                                (9,835)           (28,222)
Net (increase) decrease in loans                                      1,015            (27,107)
Purchases of premises and equipment                                  (3,856)            (1,078)
                                                                   --------           --------
      Net cash provided by (used in) investing activities            23,384            (47,889)
                                                                   --------           --------
Cash Flows From Financing Activities:
-------------------------------------
Net increase in demand, interest-bearing
   demand and savings deposits                                        6,211             17,652
Net increase in time deposits                                           368                467
Net increase (decrease) in accounts and drafts payable               23,833             (7,204)
Net increase (decrease) in short-term borrowings                     (2,208)                27
Dividends paid                                                       (1,504)            (1,331)
                                                                   --------           --------
      Net cash provided by financing activities                      26,700              9,611
                                                                   --------           --------
Net (increase) decrease in cash and cash equivalents                 55,791            (31,868)
Cash and cash equivalents at beginning of period                     67,156             90,342
                                                                   --------           --------
Cash and cash equivalents at end of period                         $122,947           $ 58,474
                                                                   ========           ========
Supplemental information:

      Cash paid for interest                                       $  3,165           $  3,482
                                                                   ========           ========
      Net taxes paid                                               $  1,735           $  2,235
                                                                   ========           ========




See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

      The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Note 2 - Impact Of New Accounting Pronouncements

      In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS
125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist prior to the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

      SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The adoption of SFAS 125 on January 1, 1997 did not have a material impact on the Company's financial statements.

      In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) establishing standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.

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


Note 3 - Earnings Per Share

      Average common and common stock equivalents outstanding for the nine month periods ended September 30, 1997 and 1996 were 3,924,282 and 3,830,131, respectively. Average common and common stock equivalents outstanding for the three month periods ended September 30, 1997 and 1996 were 3,929,642 and 3,910,760, respectively. The weighted average number of common stock equivalents is calculated using the treasury stock method.

Note 4 - Stock Option Plan / Stock Bonus Plan

      During May 1995, the Company's Board of Directors established the 1995 Performance-Based Stock Option Plan (the Option Plan) and the 1995 Restricted Stock Bonus Plan (the Bonus Plan). These plans were adopted to aid the Company in securing and retaining qualified personnel. The Option Plan provides for the granting of options on up to 400,000 shares of the Company's common stock. As of September 30, 1997, options for 120,000 shares had been awarded under the Option Plan at an option price of $10.31 per share. These options vest over a period not to exceed seven years, but the vesting period can be less based on the Company's attainment of certain financial operating performance criteria.

      The Bonus Plan provides for the issuance of up to 100,000 shares of the Company's common stock. As of September 30, 1997, an aggregate of 32,000 shares of the Company's common stock had been awarded to five participants. Interest in the shares of common stock awarded under the Bonus Plan are subject to forfeiture and vest ratably over a three year period. Common stock awarded under the Bonus Plan is accounted for through the establishment of a contra stockholders' equity account. This contra stockholders' equity account is amortized against income over the vesting period of the stock awards.


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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

Net Income
----------

      Cass Commercial Corporation (the Company) operates in two primary business segments through its two wholly owned subsidiaries, Cass Bank and Trust Company (Cass Bank), which operates as a commercial bank, and Cass Information Systems, Inc. (CIS), an information services company, whose operations include the processing and payment of freight charges, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. The Company had net income of $4,967,000 for the nine-month period ended September 30, 1997 (the "First Nine Months of 1997") compared to net income of $4,676,000 for the nine-month period ended September 30, 1996 (the "First Nine Months of 1996").

      The Company had net income of $1,837,000 for the three-month period ended September 30, 1997 ("Third Quarter of 1997") compared to net income of $1,714,000 for the three-month period ended September 30, 1996 ("Third Quarter of 1996").

      The following paragraphs more fully discuss the changes in financial condition and results of operations for the First Nine Months of 1997 compared to the First Nine Months of 1996 and for the Third Quarter of 1997 compared to the Third Quarter of 1996. Such information is provided on a consolidated basis for the Company, Cass Bank and CIS, with expanded disclosures for specific effects CIS's operations have on particular account captions.


Net Interest Income
-------------------

      The Company's tax-equivalent net interest margin on earning assets increased in the First Nine Months of 1997 to 6.23% from 6.01% in the First Nine Months of 1996. This increase was due to increased balances in earning assets coupled with decreases in the balances and rates paid by the Bank on interest-bearing deposits. Prime rate also affected the rates for earning assets as the prime rate increased from 8.25% in February, 1996 to 8.50% in March, 1997. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable (See interest sensitivity gap measurement under the section entitled "Asset/Liability Management Program"), as well as a significant portion of the Company's loan portfolio bearing a floating rate of interest.

       The increase of $17,233,000 in average earning assets, net of interest-bearing liabilities, coupled with an increase in the net interest margin resulted in an increase in net tax-equivalent interest income of $1,196,000 in the First Nine Months of 1997 compared to the First Nine Months of 1996. The mix of earning assets changed in the First Nine Months of 1997 compared to the First Nine Months of 1996 with an increase of $14,587,000 in the average balance of loans and a decrease of $5,623,000 in investments in debt and equity securities. See Table 1 on page 8 for further explanation of the changes in net interest income for the First Nine Months of 1997 compared to the First Nine Months of 1996.

      The Company's tax-equivalent net interest income for the Third Quarter of 1997 increased $261,000 (4.4%) compared to the Third Quarter of 1996.
This increase resulted mainly from an increase of $5,822,000 in average earning assets and a decrease of $8,862,000 in interest-paying liabilities in the Third Quarter of 1997 over the Third Quarter of 1996. The mix of average earning assets also improved with an increase of $4,752,000 in average loans and a decrease of $19,434,000 in average investments in debt and equity securities. See Table 2 on page 10 for further explanation of the changes in net interest income.

TABLE 1:  CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
          INCOME ANALYSIS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(TAX-EQUIVALENT BASIS, IN THOUSANDS)

                                                                                            AVERAGE
                                                          AVERAGE BALANCE                  YIELD/RATE
                                                          ---------------                  ----------
                                                      1997              1996           1997          1996
                                                      ----              ----           ----          ----
ASSETS
------
Interest-earning assets:
   Loans                                            $203,518          $188,931          8.43%         8.51%
   Investment in debt and equity securities          153,955           159,578          6.22          6.11
   Federal funds sold and other
     short-term investments                           40,459            36,244          5.52          5.22
                                                    --------          --------          ----          ----
     Total interest-earning assets                   397,932           384,753          7.28          7.21
                                                    --------          --------          ----          ----
Nonearning assets:
   Cash and due from banks                            17,258            17,893
   Premises and equipment                              9,459             8,180
   Other assets                                       12,523            10,166
   Allowance for loan losses                          (4,534)           (6,397)
                                                    --------          --------
       Total assets                                  432,638           414,595
                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits                   31,548            23,141          3.52          3.29
   Savings deposits                                   58,253            67,783          4.27          4.63
   Time deposits of $100,000
     or more                                           3,804             4,545          5.52          5.35
   Other time deposits                                 5,356             5,841          5.04          5.13
                                                    --------          --------          ----          ----

     Total interest-bearing deposits                  98,961           101,310          4.12          4.39
   Short-term borrowings                               1,534             3,239          5.58          4.58
                                                    --------          --------          ----          ----

     Total interest-bearing liabilities              100,495           104,549          4.15          4.39
                                                    --------          --------          ----          ----

Noninterest-bearing liabilities:
   Demand deposits                                    62,694            56,671
   Accounts and drafts payable                       213,186           201,898
   Other liabilities                                   6,863             6,779
                                                    --------          --------
       Total liabilities                             383,238           369,897
Stockholders' equity                                  49,400            44,698
                                                    --------          --------
       Total liabilities and
         stockholders' equity                       $432,638          $414,595
                                                    ========          ========
       Net interest income

       Net yield on interest-earning assets                                             6.23%         6.01%
                                                                                        ====          ====

                                                             INTEREST                               INCREASE(DECREASE)
                                                          INCOME/EXPENSE                             DUE TO CHANGE IN
                                                       ---------------------           NET          -----------------
                                                       1997             1996          CHANGE        VOLUME       RATE
                                                       ----             ----          ------        ------       ----
ASSETS
------
Interest-earning assets:
   Loans                                             $12,828           $12,030        $  798        $  921      $(123)
   Investment in debt and equity securities            7,159             7,294          (135)         (260)       125
   Federal funds sold and other
     short-term investments                            1,669             1,415           254           171         83
                                                     -------           -------        ------        ------      -----
     Total interest-earning assets                    21,656            20,739           917           832         85
                                                     -------           -------        ------        ------      -----
Nonearning assets:
   Cash and due from banks
   Premises and equipment
   Other assets
   Allowance for loan losses

       Total assets


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits                      831               569           262           219         43
   Savings deposits                                    1,862             2,349          (487)         (314)      (173)
   Time deposits of $100,000
     or more                                             157               182           (25)          (30)         5
   Other time deposits                                   201               224           (23)          (18)        (5)
                                                     -------           -------        ------        ------      -----

     Total interest-bearing deposits                   3,051             3,324          (273)         (143)      (130)
   Short-term borrowings                                  64               111           (47)          (67)        20
                                                     -------           -------        ------        ------      -----

     Total interest-bearing liabilities                3,115             3,435          (320)         (210)      (110)
                                                     -------           -------        ------        ------      -----

Noninterest-bearing liabilities:
   Demand deposits
   Accounts and drafts payable
   Other liabilities

       Total liabilities
Stockholders' equity

       Total liabilities and
         stockholders' equity

       Net interest income                           $18,541           $17,304        $1,237        $1,042      $ 195
                                                     =======           =======        ======        ======      =====

       Net yield on interest-earning assets

AVERAGE BALANCES, INTEREST AND RATES
For the Nine Months Ended September 30, 1997 and 1996, Continued

NOTES:
1) For purposes of these computations, non-accrual loans are included in the average loan amounts outstanding.

2) Interest income on loans includes net fees of $4,000 and $7,000 for the First Nine Months of 1997 and 1996, respectively.

3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $94,000 for the First Nine Months of 1997 and $53,000 for the First Nine Months of 1996.

TABLE 2:  CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
          INCOME ANALYSIS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(TAX-EQUIVALENT BASIS, IN THOUSANDS)

                                                                                            AVERAGE
                                                          AVERAGE BALANCE                  YIELD/RATE
                                                      ----------------------           ------------------
                                                      1997              1996           1997          1996
                                                      ----              ----           ----          ----
ASSETS
------
Interest-earning assets:
   Loans                                            $201,422          $196,670          8.37%         8.43%
   Investment in debt and equity securities          146,102           165,536          6.15          6.11
   Federal funds sold and other
     short-term investments                           54,495            33,991          5.77          5.16
                                                    --------          --------          ----          ----
     Total interest-earning assets                   402,019           396,197          7.21          7.18
                                                    --------          --------          ----          ----

Nonearning assets:
   Cash and due from banks                            18,019            17,705
   Premises and equipment                             10,127             8,063
   Other assets                                       13,445            10,052
   Allowance for loan losses                          (4,455)           (6,426)
                                                    --------          --------
       Total assets                                  439,155           425,591
                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits                   31,914            24,105          3.61          3.49
   Savings deposits                                   59,389            72,654          4.30          4.42
   Time deposits of $100,000
     or more                                           4,425             4,558          5.83          5.14
   Other time deposits                                 5,208             5,756          5.03          5.03
                                                    --------          --------          ----          ----

     Total interest-bearing deposits                 100,936           107,073          4.19          4.28
   Short-term borrowings                                 520             3,245          5.34          4.65
                                                    --------          --------          ----          ----

     Total interest-bearing liabilities              101,456           110,318          4.19          4.29
                                                    --------          --------          ----          ----

Noninterest-bearing liabilities:
   Demand deposits                                    64,868            57,185
   Accounts and drafts payable                       215,224           206,007
   Other liabilities                                   6,933             6,375
                                                    --------          --------
       Total liabilities                             388,481           379,885
Stockholders' equity                                  50,674            45,706
                                                    --------          --------
       Total liabilities and
         stockholders' equity                       $439,155          $425,591
                                                    ========          ========
         Net interest income

         Net yield on interest-earning assets                                           6.15%         5.98%
                                                                                        ====          ====

                                                             INTEREST                               INCREASE(DECREASE)
                                                          INCOME/EXPENSE                             DUE TO CHANGE IN
                                                       --------------------            NET          -----------------
                                                       1997             1996          CHANGE        VOLUME       RATE
                                                       ----             ----          ------        ------       ----
ASSETS
------
Interest-earning assets:
   Loans                                             $4,250            $4,177         $  73         $ 100       $(27)
   Investment in debt and equity securities           2,266             2,548          (282)         (301)        19
   Federal funds sold and other
     short-term investments                             792               442           350           293         57
                                                     ------            ------         -----         -----       ----
     Total interest-earning assets                    7,308             7,167           141            92         49
                                                     ------            ------         -----         -----       ----
Nonearning assets:
   Cash and due from banks
   Premises and equipment
   Other assets
   Allowance for loan losses

       Total assets


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits                     290               212            78            71          7
   Savings deposits                                     644               810          (166)         (144)       (22)
   Time deposits of $100,000
     or more                                             65                59             6            (2)         8
   Other time deposits                                   66                73            (7)           (7)        --
                                                     ------            ------         -----         -----       ----
     Total interest-bearing deposits                  1,065             1,154           (89)          (82)        (7)
   Short-term borrowings                                  7                38           (31)          (36)         5
                                                     ------            ------         -----         -----       ----
     Total interest-bearing liabilities               1,072             1,192          (120)         (118)        (2)
                                                     ------            ------         -----         -----       ----
Noninterest-bearing liabilities:
   Demand deposits
   Accounts and drafts payable
   Other liabilities

       Total liabilities
Stockholders' equity

       Total liabilities and
         stockholders' equity

         Net interest income                         $6,236            $5,975         $ 261         $ 210       $ 51
                                                     ======            ======         =====         =====       ====
         Net yield on interest-earning assets

AVERAGE BALANCES, INTEREST AND RATES
For the Three Months Ended September 30, 1997 and 1996, Continued

NOTES:
1) For purposes of these computations, non-accrual loans are included in the average loan amounts outstanding.

2) Interest income on loans includes net fees of $1,000 and $1,000 for both the Third Quarter of 1997 and 1996.

3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $26,000 and $19,000 for the Third Quarter of 1997 and 1996, respectively.

Provision for Loan Losses
-------------------------

      A significant determinant of the Company's operating results is the level of loan losses and the provision for loan losses. The Company charged $300,000 to earnings to provide for loan losses for the First Nine Months of 1997. There was no charge to earnings to provide for loan losses for the First Nine Months of 1996. The quality of the loan portfolio has continued to remain strong. The level of nonperforming loans, at .18% of average loans, remains well below industry standards. Nonperforming loans are covered over 12 times by the allowance for loan losses at September 30, 1997. The Company experienced net charge offs of $229,000 in the First Nine Months of 1997.

      Factors which influence management's determination of the adequacy of the allowance for loan losses, among other things, include: evaluation of each nonperforming and/or classified loan to determine the estimated loss exposure under existing circumstances known to management; evaluation of all potential problem loans identified in light of possible loss exposure based upon existing circumstances known to management; analysis of the loan portfolio with regard to potential future loss exposure on loans to specific customers and/or industries; current economic conditions; and an overall review of the loan portfolio in light of past loan loss experience.

      At September 30, 1997, impaired loans totalled $1,030,000 which includes $350,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $365,000 at September 30, 1997. The average balance of impaired loans during the First Nine Months of 1997 was $1,063,000.

     The allowance for loan losses at September 30, 1997 was $4,467,000 and at December 31, 1996 was $4,396,000. The allowance for loan losses at September 30, 1997 represents 2.27% of total loans outstanding compared to 2.22% at December 31, 1996.

      The following table presents information as of and for the three and six-month periods ended September 30, 1997 and 1996 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                               Three Months Ended                Nine Months Ended
                                                                 September 30                      September 30
                                                          --------------------------          -----------------------
                                                            1997              1996              1997           1996
                                                          --------          --------          --------       --------
                                                                              (dollars in thousands)
Allowance at beginning of period                          $  4,447          $  6,421          $  4,396       $  6,358
Provision for loan losses charged to expense                    --                --               300             --

Loans charged off                                               (1)             (119)             (412)          (121)
Recoveries on loans previously charged off                      21                40               183            105
                                                          --------          --------          --------       --------
Net loan (charge-offs) recoveries                               20               (79)             (229)           (16)
                                                          --------          --------          --------       --------
Allowance at end of period                                $  4,467          $  6,342          $  4,467       $  6,342
                                                          ========          ========          ========       ========
Loans outstanding:
    Average                                               $201,422          $196,670          $203,518       $188,931
    September 30                                           196,531           201,284           196,531        201,284

Ratio of allowance for loan losses to
   loans outstanding:
    Average                                                   2.22%             3.22%             2.19%          3.36%
    September 30                                              2.27%             3.15%             2.27%          3.15%

Nonperforming loans:
    Nonaccrual loans                                      $    360          $    296          $    360       $    296
    Loans past due 90 days or more                              --                14                --             14
                                                          --------          --------          --------       --------
      Total                                               $    360          $    310          $    360       $    310
                                                          --------          --------          --------       --------

Nonperforming loans as a percent of
   average loans                                               .18%              .16%              .18%           .16%

Noninterest Income
------------------

      Noninterest income is principally derived from service fees generated by CIS's Payment Systems and Software Systems Groups. Total noninterest income for the Third Quarter of 1997 and the First Nine Months of 1997 increased $193,000 (3.6%) and decreased $559,000 (3.4%), respectively, from the corresponding periods of 1996.

      CIS's Payment Systems Group experienced a decrease in processing revenues of $135,000 (1.0%) in the First Nine Months of 1997 compared to the First Nine Months of 1996. This decrease resulted primarily from termination fees of $265,000 received from three clients in the First Nine Months of 1996 partially offset by an increase in processing volume in The First Nine Months of 1997. The volume of accepted new business proposals remains strong and should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout the remainder of 1997.

      CIS's Software Systems Group experienced a decrease in revenues of $633,000 (25.6%) and $110,000 (14.1%) in the First Nine Months of 1997 and
the Third Quarter of 1997, respectively, compared to the corresponding periods of 1996. This decrease resulted mainly from a decline in software sales due to increased competition from broad based providers of logistics software in the marketplace.

      A gain of $216,000 was recognized on the sale of $14,216,000 in debt securities available-for-sale in the Third Quarter of 1997. This sale was transacted as part of the Company's overall asset/liability management program. This transaction also increased the Company's capability to meet expected future loan demand.

Noninterest Expense
-------------------

      Total noninterest expense for the First Nine Months of 1997 decreased $186,000 (.7%) from the First Nine Months of 1996. Total noninterest expense for the Third Quarter of 1997 increased $178,000 (2.0%) from the Third Quarter of 1996.

      Salaries and benefits expense decreased $272,000 (1.5%) in the First Nine Months of 1997 compared to the First Nine Months of 1996. Salaries and benefits expense increased $70,000 (1.2%) in the Third Quarter of 1997 compared to the Third Quarter of 1996. Systems development costs of over $450,000 and $175,000, related to new client server technology, were capitalized in the First Nine Months of 1997 and in the Third Quarter of 1997, respectively.

      Occupancy expense decreased $340,000 (21.4%) in the First Nine Months of
1997 compared to the First Nine Months of 1996.   Occupancy expense decreased
$234,000 (42.7%) in the Third Quarter of 1997 compared to the Third Quarter of 1996. The decrease was due primarily to the Company and the Bank moving their headquarters in April, 1997 to a new facility which was added on to the property owned by CIS in Bridgeton, Missouri. This consolidation of facilities resulted in occupancy expense savings. Additionally, under arrangements with building management, CIS's Chicago location received
$72,000 reimbursement for rent expense to vacate the building by the end of 1997, which is prior to the terms of their lease. Rent payments for the last four months of 1997 have also been abated, resulting in decreased rent expense of $94,000 for the Third Quarter of 1997 for the CIS Chicago location.

      Equipment expense increased $77,000 (4.1%) in the First Nine Months of 1997 compared to the First Nine Months of 1996. This increase resulted from expansion of processing systems in CIS's Payment Systems Group.

      Other noninterest expense increased $349,000 (6.6%)in the First Nine Months of 1997 compared to the First Nine Months of 1996. Other noninterest expense increased $345,000 (21.0%) in the Third Quarter of 1997 compared to the Third Quarter of 1996. Expenses incurred for contract programming in CIS's Payment Systems Group accounted for $145,000 of the increase. Consulting expense for product development incurred by CIS's Software Systems
Group accounted for $95,000 of the increase.   Expenses associated with the
headquarters move of the Company and the Bank in April, 1997 accounted for an increase of approximately $40,000.

Balance Sheet Analysis
----------------------

      Federal funds sold and other short-term investments increased from $56,900,000 at December 31, 1996 to $97,300,000 at September 30, 1997. The
average balance of these accounts was $40,459,000 in the First Nine Months of 1997 compared to $36,244,000 in the First Nine Months of 1996. The increase in the average balance of these accounts has resulted from decreased debt and equity securities balances. See Table 1 and Table 2 on pages 8 and 10 for a presentation of average balances.

      Total loans decreased $1,244,000 (.6%) from $197,775,000 at December 31, 1996 to $196,531,000 at September 30, 1997. The average balances of loans increased $14,587,000 (7.7%) from $188,931,000 in the First Nine Months of 1996 to $203,518,000 in the First Nine Months of 1997. Loan demand and new business volume increased throughout 1996 and has continued into the First Nine Months of 1997

      Investments in debt and equity securities decreased $26,124,000 (16.4%) from $159,667,000 at December 31, 1996 to $133,543,000 at September 30,
1997. The average balance of investment securities decreased $5,623,000 (3.5%) from $159,578,000 in the First Nine Months of 1996 to $153,955,000 in
the First Nine Months of 1997.

      Total earning assets increased $13,032,000 (3.1%) From $414,342,000 at December 31, 1996 to $427,374,000 at September 30, 1997. The average balance of earning assets increased $13,179,000 (3.4%) from $384,753,000 in the First Nine Months of 1996 to $397,932,000 in the First Nine Months of 1997. This increase was mainly funded by an increase of $11,288,000 in the average balance of accounts and drafts payable.

      Other assets increased from $6,675,000 at December 31, 1996 to $8,990,000 at September 30, 1997. The average balance of other assets increased $2,357,000 (23.2%) from $10,166,000 in the First Nine Months of
1996 to $12,523,000 in the First Nine Months of 1997.   These increases
are attributed to increases in prepaid assets and accounts receivable.

      Interest-bearing deposits decreased from $115,261,000 at December 31, 1996 to $109,124,000 at September 30, 1997. The average balances of these deposits decreased $2,349,000 (2.3%) from $101,310,000 in the First Nine Months of 1996 to $98,961,000 in the First Nine Months of 1997.

      Noninterest-bearing deposits increased $12,716,000 (20.4%) from $62,244,000 at December 31, 1996 to $74,960,000 at September 30, 1997. The
average balance of these accounts increased $6,023,000 (10.6%) from $56,671,000 in the First Nine Months of 1996 to $62,694,000 in the First Nine Months of 1997 which reflects increased business development efforts at Cass Bank.

      Accounts and drafts payable generated by CIS in its freight payment operations increased $23,833,000 (11.6%) from $204,690,000 at December 31, 1996 to $228,523,000 at September 30, 1997. The average balances of these funds increased $11,288,000 (5.6%) from $201,898,000 for the First Nine Months of 1996 to $213,186,000 in the First Nine Months of 1997. This increase has resulted from new business placed in service in the latter half of 1996 and in the First Nine Months of 1997.

Liquidity
---------

      As of September 30, 1997, approximately 63% of the Company's loan portfolio was composed of commercial loans, of which 64% represented loans maturing within one year. As of the same date, real estate loans, primarily commercial, represented approximately 36% of the total and of these, 40% represented balances maturing within one year. Approximately 1% of the loan portfolio is represented by installment loans.

      The liquidity of the Company is primarily represented by cash and due from banks of $25,647,000 and Federal funds sold and other short-term investments of $97,300,000 at September 30, 1997. Included in this caption are $64,000,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

      Investments in debt and equity securities represented approximately 28% of total assets at September 30, 1997. Of the U.S. Government securities in the Company's investment portfolio, which represented 74% of the total, 28% have maturities of less than one year. U.S. Government Agencies and Corporations represented 25% of the total. Obligations of states and political subdivisions constituted 1% of the investment portfolio at September 30, 1997. The Company sold $14,216,000 in debt securities in the Third Quarter of 1997 recognizing a gain on the sale of $216,000. Of the total portfolio, over 88% of the securities have maturities of five years or less. These securities provide the Company longer term liquidity than its primary sources, cash and due from banks and other short-term instruments. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available-for-sale; however, the Company does not foresee any such short-term liquidity needs.

      The funds provided by Cass Bank consist of a sizable volume of core deposits. Historically, the Company has been a net provider of Federal funds. During the First Nine Months of 1997, the Company was a net provider of Federal funds, averaging over $16,500,000 in net funds sold.
Additionally, the Company averaged $23,900,000 in short-term money market funds during the First Nine Months of 1997. The Company was able to meet its liquidity requirements in the First Nine Months of 1997 through the growth of deposit accounts and the liquid nature of Federal funds sold and other short-term investments.

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

      The following table presents the Company's rate sensitive position at September 30, 1997 for the various time frames indicated.

                                                                  OVER        OVER
                                                                 THREE         SIX      OVER ONE
                                                    THREE       THROUGH      THROUGH    THROUGH      OVER
                                     VARIABLE      MONTHS         SIX        TWELVE      FIVE        FIVE
                                       RATE        OR LESS       MONTHS      MONTHS      YEARS       YEARS      TOTAL
                                       ----        -------       ------      ------      -----       -----      -----
                                                            (Dollars expressed in thousands)
Interest-earning assets:

    Loans                            $ 78,883      $ 8,518      $  9,762    $ 10,723    $ 87,077    $  1,568   $196,531
    Investment in debt and
      equity securities                    --        6,009         6,121      15,963      88,609      16,841    133,543
    Federal funds sold and other
      short-term investments           97,300           --            --          --          --          --     97,300
                                     --------      -------      --------    --------    --------    --------   --------
      Total interest-earning assets  $176,183      $14,527      $ 15,883    $ 26,686    $175,686    $ 18,409   $427,374
                                     ========      =======      ========    ========    ========    ========   ========

Interest-bearing liabilities:

    Interest-bearing
      transaction accounts           $ 99,363      $    --      $     --    $     --    $     --    $     --   $ 99,363
    Time deposits-$100,000
      or more                              --        2,558           423       1,594         114          --      4,689
    Other time deposits                    --        1,077         1,386       1,535       1,074          --      5,072
    Short-term borrowings                 268           --            --          --          --          --        268
                                     --------      -------      --------    --------    --------    --------   --------

      Total interest-bearing
        liabilities                  $ 99,631      $ 3,635      $  1,809    $  3,129    $  1,188    $     --   $109,392
                                     ========      =======      ========    ========    ========    ========   ========

Interest sensitivity gap:
    Periodic                         $ 76,552      $10,892      $ 14,074    $ 23,557    $174,498    $ 18,409   $317,982
    Cumulative                         76,552       87,444       101,518     125,075     299,573     317,982

Ratio of interest-sensitive
  assets to interest-sensitive
  liabilities:
    Periodic                            1.77x        4.00x         8.78x       8.53x     147.88x          --      3.91x
    Cumulative                          1.77x        1.85x         1.97x       2.16x       3.74x       3.91x      3.91x

Capital Resources
-----------------

      Stockholders' equity was $51,471,000 or 11.03% of total assets at September 30, 1997, an increase of $3,690,000 over the amount outstanding at December 31, 1996. This increase resulted from net income of $4,967,000; dividends paid of $1,504,000 ($.39 per share); increase in unrealized holding gains of $144,000; and the amortization of the stock bonus plan of $83,000.


      Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

      The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at September 30, 1997:

                                             Company             Cass
                                          Consolidated           Bank
                                          ------------           ----
            Leverage Ratio                    11.77%            11.82%
            Tangible Capital Ratio            11.86             12.24
            Primary Capital                   11.99             12.26
            Risk Based Capital:
              Tier I                          16.67             15.15
              Tier II                         17.92             16.40

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

Item 3.     DEFAULTS IN SENIOR SECURITIES
            -----------------------------
            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
            ----------------------------------
            SECURITY HOLDERS
            ----------------
            None

Item 5.     OTHER INFORMATION
            -----------------
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a) None

            (b) Cass Commercial Corporation did not file any reports on Form
                8-K during the three months ended September 30, 1997.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CASS COMMERCIAL CORPORATION

      DATE: November 5, 1997           By      Lawrence A. Collett
                                         -----------------------------------
                                               Lawrence A. Collett
                                        Chairman and Chief Executive Officer



      DATE: November 5, 1997           By        Eric H. Brunngraber
                                         -----------------------------------
                                                 Eric H. Brunngraber
                                              Vice President-Secretary
                                       (Chief Financial and Accounting Officer)