Form 10-K405
period 1997-12-31
CASS COMMERCIAL CORP
filed 1998-03-18
CIK 708781

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

(Mark One)
   /x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                     For the year ended December 31, 1997

  / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal period from       to
                                              -----    ------

                        Commission file number 2-80070

                          CASS COMMERCIAL CORPORATION
-------------------------------------------------------------------------------
              (Exact name of registrant specified in its charter)

           Missouri                                  43-1265338
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.A. Employer
incorporation or organization)                  identification No.)

13001 Hollenberg Drive, Bridgeton, Missouri           63044
-------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (314) 506-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
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
      Yes  X  No
          ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X
                                         -------

      As of March 13, 1998, 3,861,248 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $102,309,325 based upon the NASDAQ Stock Market closing price of $34.06 for March 13, 1998.

                   DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference in Part I and II hereof.

2. Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 1998 is incorporated by reference in Part III hereof.

                                    PART I.
                                    ------
ITEM 1.     BUSINESS
            --------

Cass Commercial Corporation
---------------------------

      Registrant, Cass Commercial Corporation (the "Company"), is a bank holding corporation organized in 1982 under the laws of Missouri and approved by the Board of Governors of the Federal Reserve system in February 1983 and is governed by regulations of the Board of Governors of the Federal Reserve system applying to bank holding companies. As of December 31, 1997, the Company owned 100% of the outstanding shares of common stock of Cass Bank & Trust Company ("Cass Bank") and Cass Information Systems, Inc. ("CIS"), a nonbanking subsidiary. The business of the Company is providing supervisory assistance to its subsidiaries in the form of centralized accounting, human resources and internal auditing services.

      The Company and its subsidiaries had 552 full-time and 16 part-time employees as of March 15, 1998.

      Total net revenue, income before income tax, identifiable assets, depreciation and amortization expense and capital expenditures attributable to each business segment, for the three years ended December 31, 1997 are set forth in Note Thirteen of the Notes to Consolidated Financial Statements on page 30 of the Cass Commercial Corporation 1997 Annual Report, which note is hereby incorporated by reference.

Cass Bank & Trust Company
-------------------------

      Cass Bank was organized as a Missouri Trust Company with banking powers in 1906. Its principal banking office is located at 13001 Hollenberg Drive, Bridgeton, Missouri.

      Cass Bank provides banking services in the commercial, industrial and residential areas it serves. However, its primary focus is privately owned businesses and churches and church-related ministries. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts and other financial management services. Although Cass Bank has trust powers, it does not operate a trust department. At December 31, 1997, Cass Bank had total assets of $209,485,000, deposits of $176,533,000 and aggregate capital accounts of $23,271,000 and for the year ended December 31, 1997, had net income of $2,934,000.

      Cass Bank encounters substantial competition in its banking business from other banks located throughout the St. Louis metropolitan area. Savings and loan associations, credit unions and other financial institutions also provide competition. However, the principal competition is represented by bank holding company affiliates, many of which are larger and have greater resources than Cass Bank, and are able to offer a wide range of banking and related services.

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

      CIS's competition comes from both within and outside the banking industry. Many banks, which had provided freight payment services in the past, have ceased providing such services or have sold those operations. CIS also competes with several nonbank companies throughout the United States. The Company believes CIS to be the largest firm in the freight bill payment industry in terms of the total dollars of freight bills paid, the total number of employees on staff, total revenues and total assets employed. Nonbank competition consists of five primary competitors and numerous small freight bill audit firms located in cities throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis.

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

      CIS continues to expand its Electronic Data Interchange ("EDI") capabilities. CIS currently processes over 45% of its freight payment transactions via EDI and anticipates a continuing increase in this method of processing.

      CIS is not dependent on any one customer for a large portion of its business. It has a varied client base with no individual client exceeding 5% of total revenue.

      For the year 1997, CIS had net income of $4,195,000. Total assets at December 31, 1997 were $249,735,000.


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

      Federal Bank Holding Company Regulation
      ---------------------------------------

      The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and as such, it is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law or regulations or for unsafe or unsound practices.

      Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a bank holding company to contribute additional capital to an undercapitalized subsidiary bank.

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

      With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. The scope of permissible nonbanking activities may be expanded from time to time by the FRB by regulation or order. Such activities may also be affected by Federal legislation.

      The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

      A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, written agreement with the FRB, or any condition imposed by the FRB. This notification requirement does not apply to any company that is "well-capitalized" and "well-managed" as defined in the regulation and is not subject to any unresloved supervisory issues.

      Additional aspects of the regulation of bank holding companies under Federal law are discussed below.

      State Bank Holding Company Regulation
      -------------------------------------

      The Company, as a Missouri bank holding company, is also subject to regulation by the Division of Finance of the State of Missouri (the "Division of Finance"). Under the Missouri banking laws, prior approval of the Division of Finance is required before a bank holding company may acquire control of a Missouri chartered bank or a bank holding company incorporated in Missouri. In addition, under the Missouri banking laws, it is unlawful for any bank holding company to obtain control of any bank if the total deposits in the bank together with the total deposits in all banks in Missouri controlled by such bank holding company exceed 13% of the total deposits held by all depository financial institutions in Missouri. In computing deposits for purposes of this calculation, certificates of deposit in the face amount of $100,000 or more, deposits from outside the United States and deposits from banks not controlled by the bank holding company are excluded. Depository financial institution is defined as any financial institution which accepts deposits and which can insure such deposits through an agency of the Federal government. As of December 31, 1997, the Company's consolidated Missouri deposits represented less than 1% of the total deposits held by all Missouri depository financial institutions.

      Federal and State Bank Regulation
      ---------------------------------

      Cass Bank is a Federally-insured Missouri state-chartered bank and is a member of the Federal Reserve System. Cass Bank is subject to the supervision and regulation of the Division of Finance, and to the supervision and regulation of the FRB. These agencies may prohibit Cass Bank from engaging in what they believe constitutes unsafe or unsound banking practices.

      The maximum legal rate of interest which Cass Bank may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. There are several state and federal statutes which set maximum legal rates of interest for various kinds of loans.

      The ability of banks and bank holding companies to operate in multiple locations or in more than one state is regulated by both Federal and state law. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), "adequately capitalized and adequately managed" bank holding companies may acquire bank subsidiaries located in any state notwithstanding any state laws to the contrary, and adequately capitalized and adequately managed national and state-chartered banks may merge across state lines and keep the branches of the merging banks.
The Riegle-Neal Act permits states to require banks to be in existence for a specified period of time up to five years before they can be acquired (either by purchase or through an interstate bank merger) by out-of-state bank holding companies, and to impose state wide market share limits on out-of-state bank holding companies after their initial entry into the state. The Riegle-Neal Act does not authorize interstate branching other than by a bank merger, such as by opening a new branch in another state or by acquiring a branch in another state (without acquiring the entire bank); however, any state may opt to permit out-of-state banks to branch within the state by those methods.

      The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FRB shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Banks having branch offices in two or more states will receive both an overall CRA performance rating and separate CRA ratings for each of the states in which they have branches.

      Section 23A of the Federal Reserve Act is designed to protect banks from abuse in financial transactions with companies with which the bank is affiliated, by (i) limiting a bank's extensions of credit and other covered transactions with any single affiliate to no more than 10% of the bank's capital and surplus, and with all affiliates to no more than 20% of the bank's capital and surplus, (ii) requiring that all of the bank's extensions of credit to an affiliate be appropriately secured by collateral, (iii) requiring that all transactions between a bank and its affiliates be on terms and conditions consistent with safe and sound banking practices, and (iv) prohibiting a bank or its subsidiaries from purchasing low-quality loans or other assets from the bank's affiliates.

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

      Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency has adopted, by regulation, guidelines on non-capital safety and soundness standards for institutions under its authority. These cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that Cass Bank meets all the standards of FDICIA. FDICIA also imposed new capital standards on insured depository institutions, all of which are met by Cass Bank.

      Deposit Insurance and Assessments
      ---------------------------------

      As a Federal Depository Insurance Corporation ("FDIC") member institution, the deposits of Cass Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and Cass Bank is required to pay periodic deposit insurance premium assessments to the FDIC.

      The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC reduced the assessment rates for 1997 to a range of zero (0) cents to 27 cents per $100 of insured deposits. The Bank qualified for the $0 assessment rate for 1997, however the Bank paid approximately
$21,000 in assessments from the Financing Corporation (FICO). The FICO debt service assessment became applicable to all insured institutions as of January 1, 1997, in accordance with the Deposit Insurance Act of 1996. The
FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

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

      In assessing a bank's capital adequacy, the FRB and FDIC also take into consideration market risks, i.e., the risk of loss from the change in value of assets and liabilities due to changes in interest rates, and may require an institution to increase its capital level to address such risks. These agencies have also adopted a policy statement that provides guidance to institutions on the management of interest rate risk.

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

      As of December 31, 1997, the Company and the Bank's risk-based Tier 1 Capital and Total Capital ratios, and Leverage ratio, were as follows:

                                                           Company             Cass
                                                         Consolidated          Bank
                                                         ------------          ----
            Tier 1 Capital to Risk-Weighted Assets          21.48%            14.98%

            Total Capital to Risk-Weighted Assets           22.76%            16.23%

            Tier 1 Capital to Average Assets                11.72%            11.67%

      FDICIA
      ------

      FDICIA made extensive changes to the federal banking laws and instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits. FDICIA contains various other provisions that may affect the operations of banks and savings institutions.

      The prompt corrective action provision of FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories ("well capitalized", "adequately capitalized" or one of three "undercapitalized" categories) and to take progressively more restrictive actions based on the capital categorization, as specified below. Under FDICIA, capital requirements include a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any relevant capital measure.

      The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank is well capitalized if it: (i) has a risk-based capital ratio of 10% or greater;
(ii) has a ratio of Tier I capital to risk-adjusted assets of 6% or greater;
(iii) has a ratio of Tier I capital to average assets of 5% or greater; and
(iv) is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital for any capital measure. A bank is adequately capitalized if it is not "well capitalized" and: (i) has a risk-based capital ratio of 8% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and
(iii) has a ratio of Tier I capital to average assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to average asset are 3% or greater). At December 31, 1997 Cass Bank was categorized as "well capitalized".

      FDICIA generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also requires management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

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

                                                                 FOR THE YEAR ENDED DECEMBER 31
                                    ---------------------------------------------------------------------------------------
                                                1997                          1996                        1995
                                    ----------------------------   --------------------------   ---------------------------
                                              INTEREST                      INTEREST                       INTEREST
                                    AVERAGE    INCOME/    YIELD/   AVERAGE   INCOME/   YIELD/    AVERAGE    INCOME/  YIELD/
                                    BALANCE    EXPENSE     RATE    BALANCE   EXPENSE    RATE     BALANCE    EXPENSE   RATE
                                    -------   --------    ------   -------  --------   ------    -------    --------  ------
                                                           (DOLLARS EXPRESSED IN THOUSANDS)

ASSETS<F1>
Earning assets:
   Loans <F2><F3>:
     Taxable                        $199,633   $16,781     8.41%   $190,634  $16,096     8.44%   $157,638   $13,949    8.85%
     Tax-exempt <F4>                   2,647       257     9.71       1,462      147    10.05       1,299       141   10.85
   Debt and equity securities <F5>:
     Taxable                         146,534     9,074     6.19     158,884    9,729     6.12     160,193     9,741    6.08
     Tax-exempt <F4>                   1,493       114     7.64       1,407      110     7.82         854        70    8.20
   Federal funds sold and other
     short-term investments           57,900     3,181     5.49      40,639    2,132     5.25      51,602     2,972    5.76
                                    --------   -------             --------  -------             --------   -------
       Total earning assets          408,207    29,407     7.20     393,026   28,214     7.18     371,586    26,873    7.23
                                    --------   -------     ====    --------  -------    =====    --------   -------   =====

Nonearning assets:
   Cash and due from banks            17,665                         17,945                        15,645
   Premises and equipment, net         7,902                          8,091                         7,731
   Other assets                       14,645                         10,196                        12,459
   Allowance for loan losses          (4,519)                        (6,305)                       (6,504)
                                    --------                       --------                      --------
       Total assets                 $443,900                       $422,953                      $400,917
                                    ========                       ========                      ========

                                                                                                                 (continued)


AVERAGE BALANCES, INTEREST AND RATES, CONTINUED

                                                               FOR THE YEAR ENDED DECEMBER 31
                                  ---------------------------------------------------------------------------------------
                                              1997                          1996                        1995
                                  ----------------------------   --------------------------   ---------------------------
                                            INTEREST                      INTEREST                       INTEREST
                                  AVERAGE    INCOME/    YIELD/   AVERAGE   INCOME/   YIELD/   AVERAGE     INCOME/  YIELD/
                                  BALANCE    EXPENSE     RATE    BALANCE   EXPENSE    RATE    BALANCE     EXPENSE   RATE
                                  -------   --------    ------   -------  --------   ------   -------    --------  ------
                                                           (DOLLARS EXPRESSED IN THOUSANDS)

LIABILITIES AND
  STOCKHOLDERS' EQUITY<F1>

Interest-bearing liabilities:
   Interest-bearing demand
     deposits                     $ 31,873   $ 1,130     3.55%   $ 24,895  $   826     3.32%  $ 20,791  $   639   3.07%
   Savings deposits                 59,918     2,562     4.28      68,565    3,139     4.58     57,832    2,858   4.94
   Time deposits of
     $100,000 or more                3,984       222     5.57       4,512      242     5.36      4,715      267   5.66
   Other time deposits               5,296       267     5.04       5,790      296     5.11      5,584      272   4.87
                                  --------   -------             --------  -------            --------  -------
       Total interest-
         bearing deposits          101,071     4,181     4.14     103,762    4,503     4.34     88,922    4,036   4.54
   Short-term borrowings             1,241        67     5.40       3,090      139     4.50      2,121       92   4.34
                                  --------   -------             --------  -------            --------  -------
       Total interest-bearing
         liabilities               102,312     4,248     4.15     106,852    4,642     4.34     91,043    4,128   4.53
                                  --------   -------     ====    --------  -------     ====   --------  -------   ====
Noninterest-bearing
   liabilities:
   Demand deposits                  60,707                         57,833                       54,079
   Accounts and drafts payable     223,990                        206,269                      207,424
   Other liabilities                 6,926                          6,749                        7,447
                                  --------                       --------                     --------
       Total liabilities           393,935                        377,703                      359,993
Stockholders' equity                49,965                         45,250                       40,924
                                  --------                       --------                     --------
       Total liabilities and
         stockholders' equity     $443,900                       $422,953                     $400,917
                                  ========                       ========                     ========

Net interest income                          $25,159                       $23,572                      $22,745
                                             =======                       =======                      =======

Net interest margin                                      6.16%                         6.00%                      6.12%
                                                         ====                          ====                       ====

                                                                                                            (continued)



AVERAGE BALANCES, INTEREST AND RATES, CONTINUED

NOTES:

<F1>  Balances shown are daily averages.

<F2>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.
      Interest on nonaccrual loans is recorded when received as discussed further in Note One to the Company's 1997
      Consolidated Financial Statements, incorporated by reference herein.

<F3>  Interest income on loans includes net loan fees of $6,000, $8,000 and $26,000 for 1997, 1996 and 1995, respectively.

<F4>  Income is presented on a tax-equivalent basis assuming a tax rate of 34% for 1997, 1996 and 1995.  The tax-
      equivalent adjustment was approximately $124,000, $88,000 and $72,000 for 1997, 1996 and 1995, respectively.

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

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                             ------------------------------------------------------------------------
                                                  1997 COMPARED TO 1996                    1996 COMPARED TO 1995
                                                 INCREASE (DECREASE) DUE                  INCREASE (DECREASE) DUE
                                                      TO CHANGE IN:                           TO CHANGE IN:
                                             ---------------------------------         ------------------------------
                                                                         NET                                    NET
                                             VOLUME       RATE          CHANGE         VOLUME       RATE       CHANGE
                                             ------       ----          ------         ------       ----       ------
                                                              (DOLLARS EXPRESSED IN THOUSANDS)
Interest earned on:
   Loans <F1><F2>:
     Taxable                                 $  757       $ (72)        $  685         $2,810       $(663)     $2,147
     Tax-exempt <F3>:                           115          (5)           110             17         (11)          6
   Debt and equity securities:
     Taxable                                   (764)        109           (655)           (80)         68         (12)
     Tax-exempt <F3>:                             7          (3)             4             43          (3)         40
   Federal funds sold and other
     short-term investments                     944         105          1,049           (591)       (249)       (840)
                                             ------       -----         ------         ------       -----      ------

       Total interest income                  1,059         134          1,193          2,199        (858)      1,341
                                             ------       -----         ------         ------       -----      ------
Interest expense on:
   Interest-bearing demand deposits             244          60            304            133          54         187
   Savings deposits                            (379)       (198)          (577)           502        (221)        281
   Time deposits of $100,000 or more            (29)          9            (20)           (11)        (14)        (25)
   Other time deposits                          (25)         (4)           (29)            10          14          24
   Short-term borrowings                        (96)         24            (72)            44           3          47
                                             ------       -----         ------         ------       -----      ------

       Total interest expense                  (285)       (109)          (394)           678        (164)        514
                                             ------       -----         ------         ------       -----      ------
       Net interest income                   $1,344       $ 243         $1,587         $1,521       $(694)     $  827
                                             ======       =====         ======         ======       =====      ======

NOTES:

<F1>  Average balances include nonaccrual loans.

<F2>  Interest income includes net loan fees.

<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 34% for 1997, 1996 and 1995.

II. INVESTMENT PORTFOLIO

THE CARRYING VALUE OF DEBT AND EQUITY SECURITIES BY CATEGORY OF SECURITIES FOR EACH YEAR, IS AS FOLLOWS:

                                                                    DECEMBER 31
                                                      ----------------------------------------
                                                      1997              1996              1995
                                                      ----              ----              ----
                                                         (DOLLARS EXPRESSED IN THOUSANDS)
U.S. Government Treasury securities                 $ 93,148          $121,461          $102,992
Obligations of U.S. Government
   corporations and agencies                          31,410            36,513            43,751
States and political
   subdivisions                                        1,492             1,492               916
Stock of the Federal Reserve Bank                        201               201               201
                                                    --------          --------          --------
      Total investments                             $126,251          $159,667          $147,860
                                                    ========          ========          ========

AT DECEMBER 31, 1997, THE MATURITY OF DEBT SECURITIES IS AS FOLLOWS:

                                                           AFTER              AFTER
                                                          ONE YEAR          FIVE YEARS
                                           ONE            THROUGH            THROUGH           AFTER         WEIGHTED
                                         YEAR OR            FIVE               TEN              TEN          AVERAGE
                                          LESS              YEARS             YEARS            YEARS          YIELD
                                         -------          --------          ----------        -------        --------
                                                               (DOLLARS EXPRESSED IN THOUSANDS)
U.S. Government Treasury
   securities                            $27,872           $65,276            $   --          $    --          6.22%
Obligations of U.S. Govern-
   ment corporations and
   agencies                                  140            16,358             4,209           10,703          5.88
States and political
   subdivisions <F1>                         214               235               683              360          5.13
                                         -------           -------            ------          -------
      Total investments                  $28,226           $81,869            $4,892          $11,063          6.13%
                                         =======           =======            ======          =======          ====

Weighted average yield                      6.25%             6.09%             6.33%            5.98%
                                         =======           =======            ======          =======

<F1>  Rates on obligations of states and political subdivisions have been adjusted to pretax equivalent rates using the incremental statutory federal income tax rate of 34%. While yields by range of maturity are routinely provided by the Company's accounting system on a tax equivalent basis, the individual amounts of adjustments are not. In total, at an assumed federal income tax rate of 34%, the adjustment amounted to approximately $37,000.

There was no single issuer of securities in the investment portfolio at December 31, 1997 other than the U.S. Government and U.S. Government corporations and agencies, for which the aggregate amortized cost exceeded ten percent of total stockholders' equity.

III. LOAN PORTFOLIO

THE COMPOSITION OF THE LOAN PORTFOLIO IS AS FOLLOWS:

                                                                          DECEMBER 31
                                          -------------------------------------------------------------------------
                                          1997              1996              1995              1994           1993
                                          ----              ----              ----              ----           ----
                                                               (DOLLARS EXPRESSED IN THOUSANDS)
Commercial and industrial               $ 93,633          $ 94,962          $ 98,641          $ 91,500       $ 88,726
Real estate:
   Mortgage                               87,573            85,360            58,746            48,997         51,225
   Construction                            7,893             9,164            11,057             4,253          6,478
Industrial revenue bonds                   2,520             2,851             1,117             1,561          2,208
Installment, net                           3,066             3,794             3,954             5,226          4,738
Other                                      1,793             1,644               678               929            552
                                        --------          --------          --------          --------       --------
      Total loans                       $196,478          $197,775          $174,193          $152,466       $153,927
                                        ========          ========          ========          ========       ========


LOANS AT DECEMBER 31, 1997 MATURE AS FOLLOWS:

                                                               OVER ONE YEAR                   OVER
                                                            THROUGH FIVE YEARS              FIVE YEARS
                                                          ----------------------       -------------------
                                        ONE YEAR          FIXED         FLOATING       FIXED      FLOATING
                                         OR LESS           RATE           RATE          RATE        RATE       TOTAL
                                        --------          -----         --------       -----      --------     -----
                                                                (DOLLARS EXPRESSED IN THOUSANDS)
Commercial and industrial               $ 72,750         $19,114         $1,619        $  150       $  --    $ 93,633
Real estate:
   Mortgage                               20,489          58,237          7,581         1,266          --      87,573
   Construction                            6,243              --             --         1,650          --       7,893
Industrial revenue bonds                     515           2,005             --            --          --       2,520
Installment, net                           1,310           1,756             --            --          --       3,066
Other                                      1,793              --             --            --          --       1,793
                                        --------         -------         ------        ------       -----    --------
      Total loans                       $103,100         $81,112         $9,200        $3,066       $  --    $196,478


Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

RISK ELEMENTS INCLUDED IN LENDING ACTIVITIES

THE FOLLOWING ARE NONPERFORMING ASSETS:

                                                                            DECEMBER 31
                                            -------------------------------------------------------------------------
                                            1997              1996              1995              1994           1993
                                            ----              ----              ----              ----           ----
                                                                (DOLLARS EXPRESSED IN THOUSANDS)
Commercial, industrial and industrial
   revenue bonds:
   Nonaccrual                               $285              $480              $151              $247         $  810
   Contractually past due 90 days
      or more                                  3                --               186                --             --
   Renegotiated loans                        449                --               278               213            975
Real estate-construction contractually
   past due 90 days or more                   --                --                15                --             --
Real estate-mortgage:
   Nonaccrual                                 --                --                --                --             43
   Contractually past due 90 days
      or more                                 24               306                --                --             --
Installment-nonaccrual                        --                --                --                --            104
                                            ----              ----              ----              ----         ------
        Total nonperforming loans            761               786               630               460          1,932
Other real estate                             --                --                --                --             --
                                            ----              ----              ----              ----         ------
        Total nonperforming assets          $761              $786              $630              $460         $1,932
                                            ====              ====              ====              ====         ======

<F1>  Nonaccrual Loans
      ----------------
      It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $27,000 for the year ended December 31, 1997. Of this amount, approximately $1,000 was actually recorded as interest income on such loans.

<F2>  Potential Problem Loans
      -----------------------
      At December 31, 1997, after review of potential problem loans identified by management including those noted above, management of the Company concluded the allowance for loan losses was adequate. As of December 31, 1997, approximately $2,541,000 of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms. Of this balance of potential problem loans, $1,046,000 are deemed to be impaired. While these borrowers are currently meeting all of the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

<F3>  Foreign Loans
      -------------
      The Company does not have any foreign loans.



<F4>  Loan Concentrations
      -------------------
      The Company has no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. As can be seen in the loan composition table above and discussed in Note Four to the Company's 1997 Consolidated Financial Statements (included in the Company's 1997 Annual Report to Stockholders incorporated herein by reference), the Company's primary market niche is the privately held commercial company and churches and church-related ministries. Loans to the commercial entities are generally secured by the business assets of the company, including accounts receivable, inventory, machinery and equipment, and the building(s)/plant(s) from which the company operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer by customer basis, based on the business in which the customer operates. Intermediate term credit for machinery and equipment is generally loaned at some percentage of the value of the equipment purchased, again depending on the type of machinery or equipment purchased by the entity (e.g. less funds would be loaned on restaurant equipment which has a lower resale value than certain types of machinery which tend to hold their value). Long term credits are secured by the entities' building(s)/plant(s) and are generally loaned with a maximum 80% loan to value ratio.

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


<F5>  Other Interest-Earning Assets
      -----------------------------
      The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

THE FOLLOWING IS A SUMMARY OF LOAN LOSS EXPERIENCE:

                                                                       FOR THE YEAR ENDED DECEMBER 31
                                                      --------------------------------------------------------------
                                                      1997           1996         1995           1994           1993
                                                      ----           ----         ----           ----           ----
                                                                      (DOLLARS EXPRESSED IN THOUSANDS)
Allowance at beginning of year                      $  4,396       $  6,358     $  6,334       $  6,446       $  6,953
Loans charged-off:
   Commercial, industrial and IRB's                      412          2,120          183            436          1,179
   Real estate:
     Mortgage                                             --             --           --             --             --
     Construction                                         --             --           --             --             --
   Installment                                            --              1            3             24              8
                                                    --------       --------     --------       --------       --------
       Total                                             412          2,121          186            460          1,187
                                                    --------       --------     --------       --------       --------
Recoveries of loans previously charged-off:
   Commercial, industrial and IRB's                      200            152          708            348            559
   Real estate:
     Mortgage                                             --             --           --             --             --
     Construction                                         --             --           --             --             --
   Installment                                            --              7            2             --             --
                                                    --------       --------     --------       --------       --------
       Total                                             200            159          710            348            559
                                                    --------       --------     --------       --------       --------
Net loans charged-off (recovered)                        212          1,962         (524)           112            628
                                                    --------       --------     --------       --------       --------
Provision charged to expense <F1>                        300             --         (500)            --            121
                                                    --------       --------     --------       --------       --------
Allowance at end of year                            $  4,484       $  4,396     $  6,358       $  6,334       $  6,446
                                                    ========       ========     ========       ========       ========
Loans outstanding:
     Average                                        $202,280       $192,096     $158,937       $142,696       $158,164
     December 31                                     196,478        197,775      174,193        152,466        153,927
Ratio of allowance for loan losses to
   loans outstanding:
     Average                                            2.22%          2.29%        4.00%          4.44%          4.08%
     December 31                                        2.28%          2.22%        3.65%          4.15%          4.19%
Ratio of net charge-offs to average loans
   outstanding                                           .10%          1.02%        (.33)%          .08%           .40%
                                                    ========       ========     ========       ========       ========
Allocation of allowance for loan losses <F2>:
   Commercial, industrial and IRB's                 $  4,001       $  3,825     $  5,582       $  5,485       $  5,956
   Real estate:
     Mortgage                                            366            119          502            492            143
     Construction                                         15            173            7            101             --
   Installment                                           102            279          267            256            347
                                                    --------       --------     --------       --------       --------
       Total                                        $  4,484       $  4,396     $  6,358       $  6,334       $  6,446
                                                    ========       ========     ========       ========       ========

Percent of categories to total loans:
   Commercial and industrial and IRB's                  48.9%          49.5%        57.3%          61.0%          59.1%
   Real estate:
     Mortgage                                           44.6           43.2         33.7           32.2           33.3
     Construction                                        4.0            4.6          6.3            2.8            4.2
   Installment                                           1.6            1.9          2.3            3.4            3.1
   Other                                                  .9             .8           .4             .6             .3
                                                    --------       --------     --------       --------       --------
       Total                                           100.0%         100.0%       100.0%         100.0%         100.0%
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


<F2>  The Company allocated its allowance for loan losses to the various loan categories at December 31, 1997 based on the ratio of total nonperforming loans over the last 5 years. Management views the allowance for loan losses as being available for all potential or presently unidentified loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans.

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

V. DEPOSITS

Certificates of deposit and other time deposits of $100,000 and more at December 31, 1997 mature as follows:

                                           AMOUNT
                                           ------
                                    (DOLLARS EXPRESSED
                                       IN THOUSANDS)
Three months or less                      $1,138
Three to six months                          914
Six to twelve months                       1,041
Over twelve months                           418
                                          ------
   Total                                  $3,511
                                          ======

The composition of average deposits and the average rates paid on those deposits is represented in Table I included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.


VI. RETURN ON EQUITY AND ASSETS

The percent of net income to average assets and average stockholders' equity and other data is presented below.

                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                              ----------------------------------------
                                                              1997              1996              1995
                                                              ----              ----              ----
Return on average total assets                                1.58%             1.54%             1.55%
Return on average total stockholders' equity                 14.03             14.41             15.18
Ratio of average total stockholders' equity
   to average total assets                                   11.26             10.70             10.21
Ratio of total dividends declared
   to net income                                             35.77             35.22             33.18

ITEM 2.    PROPERTIES
           ----------


CASS COMMERCIAL CORPORATION
---------------------------

      The Company is currently headquartered at 13001 Hollenberg Drive, Bridgeton, Missouri.

Cass Bank & Trust Company
-------------------------

      Cass Bank moved its main banking office to 13001 Hollenberg Drive, Bridgeton, Missouri in April, 1997. The property is owned by CIS and Cass Bank occupies approximately 20,500 square feet out of 61,500 square feet. Cass Bank owns its facility at 1420 Thirteenth Street, St. Louis, which consists of approximately 1,600 square feet with adjoining drive-up facilities. Cass Bank also leases space on the first floor of the 1015 Locust Building, St. Louis, Missouri (1,500 square feet). Cass Bank has additional leased facilities in Maryland Heights, Missouri (2,500 square feet); Fenton, Missouri (1,250 square feet) and in Chesterfield, Missouri (2,850 square feet).


Cass Information Systems, Inc.
------------------------------

      CIS is currently headquartered at 13001 Hollenberg Drive, Bridgeton, Missouri. This property is owned by CIS, and includes a building with approximately 61,500 square feet of office space, 20,500 of which is occupied by Cass Bank.

      CIS also operates a production facility located in Columbus, Ohio where approximately 20,000 square feet are leased through the year 2000. This space is located at 2545 Farmers Drive, Columbus, Ohio. CIS operates an additional production facility in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through October 31, 2005. CIS also operates a production facility for its rating and software division in Chicago, Illinois where approximately 10,000 square feet of office space is leased through the year 2004.


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

      No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
           --------------------------------------------------------------------

      As of March 15, 1998, there were 301 holders of record of the Company's common stock.

      The Company's common stock was listed on the NASDAQ Stock Market effective July 1, 1996. The high and low sales prices of the Company's common stock for the third and fourth quarters of 1996 were from NASDAQ Stock Market quotes. Prior to July 1, 1996, shares of the Company's common stock were not listed or publicly traded on any securities exchange, or actively traded in the over-the-counter market. However, there were occasional sales of the Company's stock. High and low bid prices as reported by the National Association of Securities Dealers' automated system for reporting non-NASDAQ quotes for the first two quarters of 1996 were as listed below. However, there may have been transactions at higher or lower prices of which the Company is not aware.

                                           1997                  1996
                                           ----                  ----
                                    High         Low        High         Low
                                    ----         ---        ----         ---
      1st   Quarter                $23         $19 1/4     $16 1/2     $13 3/4
      2nd   Quarter                 27 1/4      20          17 1/2      12 1/2
      3rd   Quarter                 26 1/2      24 3/4      18 7/8      18
      4th   Quarter                 25 3/8      24 3/4      19 3/4      18 3/4

      Dividends paid by the Company during the two most recent fiscal years were as follows:

                                     Dividends Per Share
                                     -------------------
                                      1997        1996
                                      ----        ----
      March 15                       $.130       $.115
      June 15                         .130        .115
      September 15                    .130        .115
      December 15                     .260        .250

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
           ------------------------------------

THE FOLLOWING TABLE SETS FORTH CERTAIN SELECTED CONSOLIDATED FINANCIAL INFORMATION OF THE COMPANY.

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                           -------------------------------------------------------------------------
                                           1997              1996              1995              1994           1993
                                           ----              ----              ----              ----           ----
                                                                 (DOLLARS EXPRESSED IN THOUSANDS)
Interest income:
   Loans <F1>                            $16,951           $16,193           $14,042           $11,538        $12,315
   Debt securities                         9,151             9,801             9,787             8,772          6,896
   Other                                   3,181             2,132             2,972             1,963          1,462
                                         -------           -------           -------           -------        -------
      Total interest
        income                            29,283            28,126            26,801            22,273         20,673
                                         -------           -------           -------           -------        -------
Interest expense:
   Deposits                                4,181             4,503             4,036             2,641          2,392
   Short-term borrowings                      67               139                92                42             48
                                         -------           -------           -------           -------        -------
      Total interest
        expense                            4,248             4,642             4,128             2,683          2,440
                                         -------           -------           -------           -------        -------
      Net interest
        income                            25,035            23,484            22,673            19,590         18,233
Provision for loan losses                    300                --              (500)               --            121
                                         -------           -------           -------           -------        -------
      Net interest income
        after provision
        for loan losses                   24,735            23,484            23,173            19,590         18,112
Noninterest income                        21,813            22,091            23,794            21,826         16,892
Noninterest expense                       35,911            35,811            37,366            33,325         29,240
                                         -------           -------           -------           -------        -------
      Income before income tax
        expense                           10,637             9,764             9,601             8,091          5,764
Income tax expense                         3,626             3,245             3,387             2,509          1,554
                                         -------           -------           -------           -------        -------
      Income before cumulative
        effect of change in
        accounting principle               7,011             6,519             6,214             5,582          4,210
Cumulative effect of change
   in accounting principle                    --                --                --                --             74
                                         -------           -------           -------           -------        -------

      Net income                         $ 7,011           $ 6,519           $ 6,214           $ 5,582        $ 4,284
                                         =======           =======           =======           =======        =======
                                                                                                    (Continued)

<F1>  Interest income on loans includes net loan fees.



ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED
           -----------------------------------------------

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                           -------------------------------------------------------------------------
                                           1997              1996              1995              1994           1993
                                           ----              ----              ----              ----           ----
                                                                 (DOLLARS EXPRESSED IN THOUSANDS
                                                                      EXCEPT PER SHARE DATA)
Per share of common stock: <F2>
   Basic                                $  1.82           $  1.69           $  1.62           $  1.46        $  1.12
   Diluted                                 1.79              1.66              1.61              1.46           1.12
   Dividends                                .650              .595              .535              .505           .475
Average balances:
   Total assets                          443,900           422,953           400,197           369,126        342,039
   Net loans                             197,761           185,791           152,433           136,327        151,313
   Debt and equity securities            148,027           160,291           161,047           154,264        110,127
   Total deposits                        161,778           161,595           143,001           140,970        144,819
   Total stockholders'
      equity                              49,965            45,250            40,924            37,061         34,714
                                        ========          ========          ========          ========       ========
Selected ratios:
   Return on average
      total assets                          1.58%             1.54%            1.55%             1.51%          1.25%
   Return on average
      total stockholders' equity          14.03             14.41             15.18             15.06          12.34
   Total stockholders' equity
      to total assets at year-end         12.01             10.90             10.12              9.52           9.73
   Allowance for loan losses
      to loans at year-end                 2.28              2.22              3.65              4.15           4.19
   Nonperforming assets
      to loans and other
      real estate at year-end               .39               .40               .36               .30           1.26
   Net loan charge-offs (recoveries)
      to average loans                      .10              1.02              (.33)              .08            .40

<F2>  1993 income per share includes $.02 per share relating to the cumulative effect of a change in accounting principle.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

HIGHLIGHTS
----------

      Net income for the year ended December 31, 1997 was $7,011,000 or $1.82 and $1.79 on a basic and dilutive earnings per share basis, respectively. These results compare to net income of $6,519,000 or $1.69 and $1.66 on a basic and dilutive earnings per share basis for 1996, and $6,214,000 or $1.62 and $1.61 on a basic and dilutive earnings per share basis for 1995. At December 31, 1997 total assets were $438,327,000 compared to $438,322,000 at December 31, 1996; loans were $196,478,000 compared to $197,775,000 and deposits were $165,857,000 compared to $177,505,000. The following paragraphs more fully discuss these highlights and other significant changes and trends as they relate to the Company's financial condition, results of operations, capital resources and liquidity during the three-year period ended December 31, 1997. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, which are hereby incorporated by reference from the Company's 1997 Annual Report to Stockholders.

RESULTS OF OPERATIONS
---------------------

Net Income
----------

      Net income of $7,011,000 in 1997 increased from net income of $6,519,000 in 1996 and $6,214,000 in 1995. Dilutive net income of $1.79 per share in 1997 increased from dilutive net income of $1.66 per share in 1996 and $1.61 per share in 1995. The Company's return on average assets was 1.58% in 1997 compared to 1.54% in 1996 and 1.55% in 1995. Return on average equity was 14.03% in 1997 compared to 14.41% in 1996 and 15.18% in 1995.

      The main factors contributing to the increase in net income in 1997 over 1996 was the increase in average earning assets net of interest-bearing liabilities from $286,174,000 in 1996 to $305,895,000 in 1997; an improvement in the net interest margin from 6.00% in 1996 to 6.16% in 1997; and reduced occupancy expenses for 1997. The main factor contributing to the increase in net income in 1996 over 1995 were the increase in net average earning assets from $280,543,000 in 1995 to $286,174,000 in 1996. See Table I beginning on page 8.

Net Interest Income
-------------------

      The Company's tax-equivalent net interest margin on earning assets increased in 1997 to 6.16% from 6.00% in 1996 and was 6.12% in 1995. The prime rate declined to 8.25% in February, 1996 from 9.00% in 1995 and remained at 8.25% throughout 1996 before increasing to 8.50% in March, 1997. The average yield on earning assets increased to 7.20% in 1997 from 7.18% in 1996 and was 7.23% in 1995 (See Table I on pages 8 and 9). The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable (See interest sensitivity gap measurement under the section entitled "Asset/Liability Management Program"), as well as a significant portion of the Company's loan portfolio bearing a floating rate of interest.

      The increase of $19,721,000 in average net earning assets was the primary contributor to the increase in net tax-equivalent interest income of $1,587,000 in 1997 over 1996. The increase of $5,631,000 in average net earning assets resulted in the increase in net tax-equivalent interest income of $827,000 in 1996 over 1995. The mix of earning assets changed somewhat in 1997 with an increase of $10,184,000 in the average balance of loans and a decrease of approximately $12,264,000 in debt and equity securities. The increase in average total earning assets of $15,181,000 from $393,026,000 in 1996 to $408,207,000 in 1997 was funded mainly by an increase of over $20,772,000 in average noninterest-bearing liabilities. The interest volume and rate variance analysis presented on page 11 provides a detailed explanation of the changes in net interest income for 1997 compared to 1996 and 1996 compared to 1995, respectively.

Provision for Loan Losses
-------------------------

      The Company recorded a provision for loan losses of $300,000 in 1997. There was no provision for loan losses in 1996. The Company recorded a negative provision for loan losses of $500,000 in 1995. Loan charge-offs, net of recoveries, experienced by the Company were $212,000 in 1997, $1,962,000 in 1996 and $(524,000) in 1995. Loan charge-offs in 1996 included $2,000,000 in loans to two borrowers, one in the printing industry and one in the wholesale supply business, which discontinued operations abruptly in late 1996. Net recoveries of $524,000 recorded in 1995 included $500,000 recovered on one loan which was charged off in 1992.

      The allowance for loan losses was $4,484,000 at December 31, 1997, compared to $4,396,000 at December 31, 1996 and $6,358,000 at December 31, 1995. The year-end 1997 allowance represents 2.28% of net outstanding loans.

      At December 31, 1997, the level of nonperforming assets has decreased slightly from $786,000 at December 31, 1996 to $761,000. The total past due over 90 days and nonaccrual loans of $312,000 at December 31, 1997 represents
 .16% of outstanding loans which is well below industry standards.


Noninterest Income
------------------

      Noninterest income is derived mainly from service fees generated by CIS's Payment Systems and Software Systems Groups.

      Total noninterest income decreased $278,000 (1.3%) in 1997 from 1996. CIS's Payment Systems Group experienced an increase in processing revenue of $165,000 (.9%) in 1997 from 1996. CIS acquired the Freight Management Division of The First National Bank of Boston effective June 1, 1994. The accounts of this division were converted to CIS's processing systems in two phases. The first phase of conversion was completed in May, 1995 and the second phase was completed in December, 1995. These conversions resulted in a number of lost accounts which were expected and generally represented accounts which were previously processed on an unprofitable basis. The Boston operation accounted for a decrease in processing revenues of $1,350,000 in 1996 compared to 1995. Once again, the Payment Systems Group had a record processing year in paying over 21 million freight invoices with a value of over $6.5 billion. CIS has continued to show strong earnings in this line of business as more companies, particularly large Fortune 500
companies, seek to outsource this process.   The volume of accepted new
business proposals remains strong and should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout 1998.

      CIS's Software Systems Group experienced a decrease in revenue of $733,000 (22.2%) in 1997 compared to 1996. This decrease resulted primarily from a decline in software sales due to increased competition from broad based providers of logistics software in the marketplace.

      Total noninterest income decreased $1,703,000 (7.2%) in 1996 over 1995. CIS's Payment Systems Group experienced a decrease in processing revenue of $1,188,000 (6.3%) in 1996 over 1995 which resulted from lost accounts upon completion of the conversion of accounts acquired in the Bank of Boston acquisition.

Noninterest Expense
-------------------

      Total noninterest expense increased $100,000 (.3%) in 1997 from 1996.

      Salaries and benefits expense increased $96,000 (.4%) in 1997 compared to 1996. Normal annual pay increases accounted for the increase.

      Occupancy expense decreased $496,000 (23.5%) in 1997 compared to 1996. The decrease was due primarily to the Company and the Bank moving their headquarters in April, 1997 to a new facility which was added on to the property owned by CIS in Bridgeton, Missouri. This consolidation of facilities resulted in occupancy expense savings. Additionally, under arrangements with building management, CIS's Chicago location received $72,000 reimbursement for rent expense to vacate the building by the end of 1997, which was prior to the terms of their lease. Rent payments for the last four months of 1997 were also abated, resulting in total decreased rent expense of $160,000 for 1997 for the CIS Chicago location.

      Other noninterest expense increased $457,000 (6.3%) in 1997 compared to 1996. Expenses incurred for contract programming in CIS's Payment Systems Group accounted for $200,000 of the increase. Consulting expense for product development incurred by CIS's Software Systems Group accounted for $150,000 of the increase. Expenses associated with the headquarters move of the Company and Bank in April, 1997 accounted for an increase of approximately $40,000.

      Noninterest expense decreased $1,555,000 (4.2%) in 1996 from 1995. This decrease resulted primarily from decreased expenses at CIS's operation in Boston upon completion of account conversions as described above. Total noninterest expense excluding intercompany charges of the Boston facility decreased $2,019,000 in 1996 compared to 1995.

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

      Other noninterest expense decreased $633,000 (8.1%) in 1996 compared to 1995. CIS's Boston operation accounted for a decrease of $832,000 which included a write-off of approximately $300,000 of systems and equipment in 1995 resulting from the completion of systems conversions.

Balance Sheet Analysis
----------------------

      Federal funds sold and other short-term investments increased from $56,900,000 at December 31, 1996 to $88,275,000 at December 31, 1997. The
average balance of these accounts increased $17,261,000 (42.5%) from $40,639,000 in 1996 to $57,900,000 in 1997. The increase in the average balance of these accounts resulted from increased balances in accounts and drafts payable and the rolloff of investments in debt securities. See Table I, page 8 for a presentation of average balances.

      Total loans decreased $1,297,000 (.7%) from $197,775,000 at December 31, 1996 to $196,478,000 at December 31, 1997. The average balances of loans increased $10,184,000 (5.3%) in 1997 over 1996. Loan demand and new business volume increased throughout 1997 and should continue into 1998.

      Investments in debt and equity securities decreased $33,416,000 (20.9%) from $159,667,000 at December 31, 1996 to $126,251,000 at December 31, 1997.
The average balance of investment in debt and equity securities decreased $12,264,000 (7.7%) from $160,291,000 in 1996 to $148,027,000 in 1997.

      Total earning assets decreased $3,338,000 (.8%) from $414,342,000 at December 31, 1996 to $411,004,000 at December 31, 1997. The average balance of earning assets increased $15,181,000 (3.9%) from $393,026,000 in 1996 to
$408,207,000 in 1997. This increase was largely funded by an increase in the average balance of accounts and drafts payable.

      Noninterest-bearing demand deposits decreased $286,000 (.5%) from $62,244,000 at December 31, 1996 to $61,958,000 at December 31, 1997. The
average balance of these accounts increased $2,874,000 (5.0%) from $57,833,000 in 1996 to $60,707,000 in 1997.

      Interest-bearing deposits decreased from $115,261,000 at December 31, 1996 to $103,899,000 at December 31, 1997. The average balances of these deposits decreased $2,691,000 (2.7%) from $103,762,000 in 1996 to
$101,071,000 in 1997. The most significant decrease in these deposits occurred in interest-bearing commercial savings accounts with an increase in interest-bearing demand deposits.

      Accounts and drafts payable generated by CIS in its freight payment operations increased $9,065,000 (4.4%) from $204,690,000 at December 31, 1996 to $213,755,000 at December 31, 1997. The average balances of these funds increased $17,721,000 (8.6%) from $206,269,000 in 1996 to $223,990,000 in
1997. This increase has resulted from successful sales efforts leading to the conversion of new customers.

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

LIQUIDITY
---------

      At December 31, 1997 approximately 49% of the Company's loan portfolio was composed of commercial and industrial loans, of which approximately 76% represented loans maturing within one year. As of the same date, real estate loans represented approximately 49% of the total and of these, approximately 28% represented balances maturing within one year. Approximately 2% of the loan portfolio is represented by installment loans.

      The liquidity of the Company is further exemplified by cash and due from banks of $10,849,000 and federal funds sold and other short-term investments of $88,275,000 at December 31, 1997.

      Total investment in debt and equity securities represented approximately 29% of total assets at year-end. Average total securities as a percent of average total assets has decreased slightly in 1997 compared to 1996. This occurred as a result of an increase in loan demand and federal funds sold and other short-term investments. Of the U.S. Government securities in the Company's investment portfolio, which represented approximately 74% of the total, approximately 30% have maturities of less than one year. Obligations of U.S. Government corporations and agencies comprise approximately 25% of the portfolio. Obligations of states and political subdivisions and other security investments made up approximately 1% of the investment portfolio at December 31, 1997. Of the total portfolio, approximately 87% of the securities had maturities of five years or less.

      The deposits of the Company's banking subsidiary have also been stable, consisting of a sizable volume of core deposits. Historically, the Company has been a net provider of federal funds. Net federal funds sold averaged $21,731,000 in 1997 and $10,166,000 in 1996. Additionally, the Company
averaged $36,169,000 in other short-term investments in 1997 and $30,473,000 in 1996. These investments were in money market funds backed by U.S. Government and agency issues.

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

      The following table presents the Company's rate sensitive position at December 31, 1997 for the various time frames indicated.

                                                               OVER        OVER
                                                              THREE        SIX       OVER ONE
                                                   THREE     THROUGH     THROUGH     THROUGH       OVER
                                    VARIABLE       MONTHS      SIX        TWELVE      FIVE         FIVE
                                      RATE        OR LESS     MONTHS      MONTHS      YEARS        YEARS       TOTAL
                                    --------      -------    -------     -------     --------      -----       -----
                                                            (DOLLARS EXPRESSED IN THOUSANDS)
Earning assets:
   Loans:
    Taxable                         $ 81,259      $11,151    $  6,301    $ 13,074    $ 79,107    $  3,066     $193,958
    Tax-exempt                            --          215         233          67       2,005          --        2,520
   Debt and equity securities:
    Taxable                               --        6,138       7,962      14,011      81,634      14,912      124,657
    Tax-exempt                            --          115          --          --         235       1,043        1,393
    Other                                201           --          --          --          --          --          201
   Federal funds sold and
    other short term investments      88,275           --          --          --          --          --       88,275
                                    --------      -------    --------    --------    --------    --------     --------
        Total earning
          assets                     169,735       17,619      14,496      27,152     162,981      19,021      411,004
                                    ========      =======    ========    ========    ========    ========     ========

Interest-sensitive
 liabilities:
   Money market deposit
    accounts                          21,244           --          --          --          --          --       21,244
   Interest-bearing
    demand accounts                   11,372           --          --          --          --          --       11,372
   Savings deposits                   62,660           --          --          --          --          --       62,660
   Time deposits:
    $100,000 and more                     --        1,138         914       1,041         418          --        3,511
    Less than $100,000                    --        1,678       1,132       1,139       1,163          --        5,112
   Short-term borrowings                 406           --          --          --          --          --          406
                                    --------      -------    --------    --------    --------    --------     --------
        Total interest-bearing
          liabilities               $ 95,682      $ 2,816    $  2,046    $  2,180    $  1,581    $     --     $104,305
                                    ========      =======    ========    ========    ========    ========     ========
Interest sensitivity gap:
   Periodic                         $ 74,053      $14,803    $ 12,450    $ 24,972    $161,400    $ 19,021     $306,699
   Cumulative                         74,053       88,856     101,306     126,278     287,678     306,699      306,699
Ratio of interest-bearing
 assets to interest-bearing
 liabilities:
   Periodic                            1.77x        6.26x       7.09x      12.46x     103.09x          --        3.94x
   Cumulative                          1.77x        1.90x       2.01x       2.23x       3.76x       3.94x        3.94x

As can be seen from the above table, the Company's asset/liability mix is substantially different than most bank holding companies, with positive "gaps" shown for every time horizon. This phenomenon demonstrates the dramatic effect CIS, with its growing business and increasing levels of accounts and drafts payable has on the net interest income of the Company. As such, the Company is susceptible to changes in interest rates, with a decreasing net interest margin experienced in periods of declining interest rates, and correspondingly, an increase in the net interest margin in periods of rising interest rates. While this situation is largely out of the control of Company management, it is important to note that the overall net interest margin of 6.16% for 1997 is still substantially higher than the average margin experienced by most bank holding companies, due to the higher percentage of interest earning assets to interest bearing liabilities maintained by the Company than its bank holding company competitors.

CAPITAL RESOURCES
-----------------

      Stockholders' equity was $52,653,000 at December 31, 1997, an increase of $4,872,000 (10.2%) from the amount at the end of 1996. The net increase resulted from net income of $7,011,000, the payment of $2,508,000 in dividends, the recognition of a net unrealized holding gain on debt and equity securities available-for-sale of $259,000 and the amortization of stock bonus plan awards of $110,000. Total dividends paid to shareholders increased to $.65 per share in 1997 from $.60 per share in 1996.

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

      The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the following capital ratios at December 31, 1997:

                                                            Company       Cass
                                                         Consolidated     Bank
                                                         ------------     ----
      Tier I Capital to Risk-Weighted Assets                 21.48%      14.98%
      Total Capital to Risk-Weighted Assets                  22.76       16.23
      Tier I Capital to Average Assets                       11.72       11.67

THE YEAR 2000 ISSUE
-------------------

      Management has initiated a company-wide program to prepare the Company and its subsidiaries' systems for Year 2000 compliance. The Year 2000 issue relates to systems that were designed to use two digits rather than four to define the applicable year. The Company and its subsidiaries have and will incur charges for testing and correcting its computer systems to be Year 2000 compliant. These charges relate to internal staff costs as well as outside service fees and other expenses. Programming changes and testing of systems and software packages are expected to be substantially completed by December 31, 1998. In addition, the Company's credit risk assessment will include the consideration of incremental risk that may be posed by customers' inability, if any, to address Year 2000 issues. The Company has budgeted amounts toward the objective of absorbing incremental costs incurred in addressing Year 2000 issues. If modifications to existing systems and conversions to new systems proceed as scheduled, management presently believes that the Year 2000 issue will not pose a substantial operating risk to the Company.

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

      In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) establishing standards for computing and presenting earnings per share

(EPS). SFAS 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The adoption of SFAS 128 did not have a material effect on the financial condition or results of operations of the Company.

      In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS
129) which establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Since SFAS 129 is a disclosure requirement, it will have no impact on the Company's consolidated financial statements.

      In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 130, Reporting Comprehensive Income (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Since SFAS 130 is a reporting and disclosure requirement, it will have no impact on the Company's consolidated financial statements.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosure about Segment of an Enterprise and Related Information (SFAS 131) which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS 131 is a disclosure requirement, it will have no impact on the Company's consolidated financial statements.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) which standardizes the disclosure requirements for presenting information about pensions and other postretirement benefits. SFAS 132 is effective for the years beginning after December 15, 1997. Since SFAS 132 is a disclosure requirement it will have no impact on the Company's consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

      Statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this Report that are not statements of historical fact are forward-looking statements. Such statements are subject to important risks and uncertainties which could cause the Company's actual results to differ materially from those expressed in any such forward-looking statements made herein. The aforesaid uncertainties include, but are not limited to: burdens imposed by federal and state regulators, credit risk related to borrowers' ability to repay loans from Cass Bank, concentration of loans in the St. Louis Metropolitan area which subjects Cass Bank to risks associated with changes in the local economy, risks associated with fluctuations in interest rates, competition from other banks and other financial institutions, some of which are not as heavily regulated as Cass Bank and, particularly in the case of CIS, risks associated with breakdowns in data processing systems and competition from other providers of similar services.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

      The Company faces market risk to the extent that the fair values of its financial instruments are affected by changes in interest rates. The asset/ liability management discipline as applied at the Company seeks to limit the volatility, to the extent possible, of both earnings and the fair value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of non-interest fee and net interest income. However, as can be seen from the table contained in the Asset Liability Management section, the Company's asset/liability mix is significantly different than most other bank holding companies, with positive "gaps" shown for every time horizon. This phenomenon demonstrates the dramatic effect that CIS, with its large percentage of accounts and drafts payable, has on the net interest income of the Company. As such, the Company is susceptible to changes in interest rates, with a decreasing net interest margin and fair value of equity experienced in periods of declining interest rates, and correspondingly, an increase in the net interest margin and fair value of equity in periods of rising interest rates.

      The following table presents the Company's projected change in fair value of equity for various rate shock levels as of December 31, 1997. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Company has no trading securities.

===========================================================================
Change in Basis Points                Fair Value                 % Change
---------------------------------------------------------------------------
         -300                        $96,291,000                    -11%
         -200                       $100,857,000                     -7%
         -100                       $105,001,000                     -3%
          -50                       $106,872,000                     -2%
            0                       $108,647,000                      0
          +50                       $110,340,000                     +2%
         +100                       $111,966,000                     +3%
         +200                       $115,022,000                     +6%
         +300                       $117,809,000                     +8%
===========================================================================

      The preceding table indicates that at December 31, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's fair value of equity would be expected to increase. In the event of a sudden and sustained decrease in prevailing market interest rates, the Company's fair value of equity would be expected to decrease.

      Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not contemplate any actions management could undertake in response to such changes in interest rates.

      Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of equity. Actual values may differ from the projections presented, should market conditions vary from the assumptions used in the calculations of fair value of equity.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

      The consolidated financial statements and related footnotes of the Company and its subsidiaries on pages 14 through 31 of its Annual Report to Stockholders and the report thereon of KPMG Peat Marwick LLP on page 31 of the Annual Report to Stockholders are hereby incorporated by reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

      NONE

                                   PART III.
                                   ---------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

      Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.


ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

      Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

      Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                   PART IV.
                                   --------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------

      (a) The following documents are incorporated by reference in or filed as an exhibit to this report.

            (1)   Financial Statements:
                  ---------------------

                                                                 Annual Report
                                                                  Page Number
                                                                 -------------
      CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
      --------------------------------------------

            Consolidated Balance Sheets, December 31,
                 1997 and 1996                                         14
            Consolidated Statements of Income for the
                 years ended December 31, 1997, 1996 and
                 1995                                                  15
            Consolidated Statements of Cash Flows for the
                years ended December 31, 1997, 1996 and 1995           16
            Consolidated Statements of Stockholders'
                 Equity for the years ended December 31, 1997,
                 1996 and 1995                                         17

            Notes to Consolidated Financial Statements                18-31
            Independent Auditors Report                                31

            (2)   Financial Statement Schedules:
                  ------------------------------

                  None other than those included as Notes to Consolidated Financial Statements.

            (3)   Exhibits
                  --------

                   3.1 Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499

                   3.2  By Laws of Registrant, incorporated by reference to
                        Exhibit 4.2 to Form S-8 Registration Statement No. 333-44499

                  10.1 1995 Restricted Stock Bonus Plan, as amended, including form of Restriction Agreement, incorporated by reference to Exhibit 4.3 to Form S-8 Registration Statement No. 333-44499

                  10.2 1995 Performance-Based Stock Option Plan, as amended, including form of Option Agreement, incorporated by reference to Exhibit 4.3 to Form S-8 Registration Statement No. 333-44497

                    13 1997 Annual Report to Stockholders (only those portions of such Annual Report as are incorporated by reference in parts I and II hereof shall be deemed a part of this Report)

                    21 Subsidiaries of registrant, incorporated by reference to Item 1, Business

                    23  Consent of KPMG Peat Marwick LLP

      (b)   Reports on Form 8-K
                  There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CASS COMMERCIAL CORPORATION

Date: March 17, 1998                 By        /s/ Lawrence A. Collett
                                       ----------------------------------------
                                                 Lawrence A. Collett
                                        Chairman and Chief Executive Officer


Date: March 17, 1998                 By        /s/ Eric H. Brunngraber
                                       ----------------------------------------
                                                 Eric H. Brunngraber
                                               Vice President-Secretary
                                       (Chief Financial and Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors to the Company.


Date: March 17, 1998                 By        /s/ Lawrence A. Collett
                                       ----------------------------------------
                                                   Lawrence A. Collett


Date: March 17, 1998                 By        /s/ Thomas J. Fucoloro
                                       ----------------------------------------
                                                   Thomas J. Fucoloro


Date: March 17, 1998                 By        /s/ Harry J. Krieg
                                       ----------------------------------------
                                                   Harry J. Krieg


Date: March 17, 1998                 By        /s/ Jake Nania
                                       ----------------------------------------
                                                   Jake Nania


Date: March 17, 1998                 By        /s/ A. J. Signorelli
                                       ----------------------------------------
                                                   A. J. Signorelli


Date: March 17, 1998                 By        /s/ John J. Vallina
                                       ----------------------------------------
                                                   John J. Vallina


Date: March 17, 1998                 By        /s/ Bruce E. Woodruff
                                       ----------------------------------------
                                                   Bruce E. Woodruff