Form 10-Q
period 1998-03-31
CASS COMMERCIAL CORP
filed 1998-05-05
CIK 708781

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

                     For the quarter ended March 31, 1998
                          Commission File No. 2-80070

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

      The number of shares outstanding of registrant's only class of stock as of March 31, 1998: Common stock, par value $.50 per share - 3,861,248 shares outstanding.




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

                                                                                      (In Thousands of Dollars
                                                                                         Exept Per Share Data)
                                                                                  ----------------------------------
                                                                                  March 31               December 31
                                                                                    1998                    1997
                                                                                  --------               -----------
Assets
------

Cash and due from banks                                                           $ 30,070                $ 10,849
Federal funds sold and other short-term investments                                 88,825                  88,275
                                                                                  --------                --------
   Cash and cash equivalents                                                       118,895                  99,124
                                                                                  --------                --------
Investment in debt and equity securities:
   Held-to-maturity, estimated market value of
     $83,436 and $90,389 at March 31, 1998
     and December 31, 1997, respectively                                            83,064                  90,139
   Available-for-sale, at estimated market value                                    35,158                  36,112
                                                                                  --------                --------
     Total investment in debt and equity securities                                118,222                 126,251
                                                                                  --------                --------
Loans, net of unearned income                                                      203,265                 196,478
   Less:   Allowance for loan losses                                                 4,503                   4,484
                                                                                  --------                --------
     Loans, net                                                                    198,762                 191,994
                                                                                  --------                --------
Premises and equipment, net                                                          9,587                   9,957
Accrued interest receivable                                                          3,064                   3,137
Other assets                                                                         8,992                   7,864
                                                                                  --------                --------
       Total assets                                                               $457,522                $438,327
                                                                                  ========                ========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
-----------
Deposits:
   Noninterest-bearing                                                            $ 74,690                $ 61,958
   Interest-bearing                                                                116,912                 103,899
                                                                                  --------                --------
       Total deposits                                                              191,602                 165,857
Accounts and drafts payable                                                        207,082                 213,755
Short-term borrowings                                                                   --                     406
Other liabilities                                                                    5,094                   5,656
                                                                                  --------                --------
       Total liabilities                                                           403,778                 385,674
                                                                                  --------                --------
Stockholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                               --                      --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                           2,000                   2,000
Surplus                                                                              4,743                   4,740
Retained earnings                                                                   47,856                  46,879
Common shares in treasury, at cost (138,752 shares at
   March 31,1998 and 141,452 shares at December 31, 1997)                           (1,259)                 (1,284)
Accumulated other comprehensive income - unrealized
   holding gain (loss) on debt and equity securities
   available-for-sale, net of tax                                                      422                     364
Unamortized stock bonus awards                                                         (18)                    (46)
                                                                                  --------                --------
       Total stockholders' equity                                                   53,744                  52,653
                                                                                  --------                --------
       Total liabilities and stockholders' equity                                 $457,522                $438,327
                                                                                  ========                ========


See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                      (In Thousands of Dollars
                                                                                       Except Per Share Data)
                                                                                    ------------------------------
                                                                                         Three Months Ended
                                                                                               March 31
                                                                                    ------------------------------
                                                                                     1998                    1997
                                                                                    ------                  ------
Interest Income:
---------------
Interest and fees on loans                                                          $4,209                  $4,220
Interest on debt securities:
   Taxable                                                                           1,798                   2,385
   Exempt from federal income taxes                                                     19                      19
Interest on federal funds sold and
   other short-term investments                                                      1,305                     427
                                                                                    ------                  ------
     Total interest income                                                           7,331                   7,051
                                                                                    ------                  ------
Interest Expense:
----------------
Interest on deposits                                                                 1,053                   1,003
Interest on short-term borrowings                                                        3                      25
                                                                                    ------                  ------
     Total interest expense                                                          1,056                   1,028
                                                                                    ------                  ------
     Net interest income                                                             6,275                   6,023
Provision for loan losses                                                               --                     245
                                                                                    ------                  ------
     Net interest income after provision
       for loan losses                                                               6,275                   5,778
                                                                                    ------                  ------
Noninterest Income:
------------------
Information services revenues:
   Freight payment and processing revenue                                            4,760                   4,240
   Freight rating services income                                                      655                     592
Service charges on deposit accounts                                                    162                     141
Other                                                                                  275                     171
                                                                                    ------                  ------
     Total noninterest income                                                        5,852                   5,144
                                                                                    ------                  ------
Noninterest Expense:
-------------------
Salaries and employee benefits                                                       6,594                   5,814
Occupancy expense                                                                      435                     533
Equipment expense                                                                      644                     661
Other                                                                                1,863                   1,739
                                                                                    ------                  ------
     Total noninterest expense                                                       9,536                   8,747
                                                                                    ------                  ------
     Income before income tax expense                                                2,591                   2,175
Income tax expense                                                                     918                     752
                                                                                    ------                  ------

     Net income                                                                     $1,673                  $1,423
                                                                                    ======                  ======

Earnings per share:
   Basic                                                                            $  .43                  $  .37
                                                                                    ------                  ------
   Diluted                                                                          $  .43                  $  .36
                                                                                    ------                  ------

See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                    (In Thousands of Dollars)
                                                                                       Three Months Ended
                                                                                             March 31
                                                                                  --------------------------------
                                                                                    1998                    1997
                                                                                  --------                --------
Cash Flows From Operating Activities:
------------------------------------
Net income                                                                        $  1,673                $  1,423
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                                     589                     600
     Amortization of stock bonus awards                                                 28                      28
     Provision for loan losses                                                          --                     245
     (Increase) decrease in accrued interest receivable                                 73                     (55)
     Other operating activities, net                                                (1,741)                 (4,098)
                                                                                  --------                --------
       Net cash provided by (used in) operating activities                             622                  (1,857)
                                                                                  --------                --------
Cash Flows From Investing Activities:
------------------------------------
Proceeds from maturities of debt securities:
   Held-to-maturity                                                                  7,059                   6,766
   Available-for-sale                                                                  993                     267
Purchases of debt and equity securities
   available-for-sale                                                                   --                  (9,835)
Net increase in loans                                                               (6,768)                (10,288)
Purchases of premises and equipment                                                   (133)                 (1,590)
                                                                                  --------                --------
       Net cash provided by (used in) investing activities                           1,151                 (14,680)
                                                                                  --------                --------
Cash Flows From Financing Activities:
------------------------------------
Net increase in noninterest-bearing demand,
   interest-bearing demand and savings deposits                                     25,340                     882
Net increase (decrease) in time deposits                                               405                    (591)
Net decrease in accounts and drafts payable                                         (6,673)                 (5,610)
Net increase (decrease) in short-term borrowings                                      (406)                    785
Cash proceeds from exercise of stock options                                            28                      --
Cash dividends paid                                                                   (696)                   (502)
                                                                                  --------                --------
       Net cash provided by (used in) financing activities                          17,998                  (5,036)
                                                                                  --------                --------
Net increase (decrease) in cash and cash equivalents                                19,771                 (21,573)
Cash and cash equivalents at beginning of period                                    99,124                  67,156
                                                                                  --------                --------
Cash and cash equivalents at end of period                                        $118,895                $ 45,583
                                                                                  ========                ========
Supplemental information:

       Cash paid for interest                                                     $  1,044                $  1,074
                                                                                  ========                ========
       Income taxes paid                                                          $    935                $    170
                                                                                  ========                ========

See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 1998

Note 1 - Basis of Presentation

      Cass Commercial Corporation (the Company) provides a full range of banking services to individual, corporate and institutional customers, with a primary focus on privately held companies and church-related ministries, through its wholly owned subsidiary bank, Cass Bank & Trust Company (the
Bank). The Bank is subject to competition from other financial and nonfinancial institutions throughout the metropolitan St. Louis, Missouri area. Additionally, the Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

      The Company also provides payment processing and information services through its wholly owned subsidiary, Cass Information Systems, Inc. (CIS). These services include processing and payment of freight and utility charges, preparation of management reports, auditing of freight charges, rating of freight shipments and other payment related activities. CIS is subject to competition from other commercial concerns providing similar services to companies throughout the United States and Canada. The consolidated balance sheet caption, "Accounts and Drafts Payable", consists of obligations related to payment services which are performed for customers.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2 - Impact Of New Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS 129) which establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Since SFAS 129 is a disclosure requirement, it will have no impact on the Company's consolidated financial position and results of operations.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS 131 is a disclosure requirement, it will have no impact on the Company's consolidated financial position and results of operations.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) which standardizes the disclosure requirements for presenting information about pensions and other postretirement benefits. SFAS 132 is effective for the years beginning after December 15, 1997. Since SFAS 132 is a disclosure requirement, it will have no impact on the Company's consolidated financial position and results of operations.

Note 3 - Comprehensive Income

      In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 130, Reporting Comprehensive Income (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. For the three-month periods ended March 31, 1998 and 1997, unrealized holding gain (loss) on debt and equity securities available-for-sale is the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 1998 and 1997 is summarized as follows:


                                                                                           (In Thousands)
                                                                                         Three Months Ended
                                                                                               March 31
                                                                                               --------
                                                                                     1998                    1997
                                                                                     ----                    ----
Net Income                                                                         $ 1,673                 $ 1,423

Other comprehensive income - unrealized holding
   gain (loss) on debt and equity securities available-for-sale,
   net of tax                                                                           58                    (311)
                                                                                   -------                 -------
                                                                                   $ 1,731                 $ 1,112
                                                                                   =======                 =======

Note 4 - Earnings Per Share

      Average common and common stock equivalents outstanding for the three month periods ended March 31, 1998 and 1997 were 3,860,954 and 3,858,548, respectively. The only dilutive instruments are stock options with a dilutive effect of 73,218 and 60,318 for the three month periods ended March 31, 1998 and 1997, respectively, which resulted in weighted average shares and dilutive potential common shares of 3,934,172 and 3,918,866 in 1998 and 1997, respectively.


Note 5 - Reclassifications

      Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. Such reclassifications have no effect on previously reported net income.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

Net Income
----------

      Cass Commercial Corporation (the Company) operates in two primary business segments through its two wholly owned subsidiaries, Cass Bank and Trust Company (Cass Bank), a commercial bank, and Cass Information Systems, Inc. (CIS), a payment processing and information services company, whose operations include the processing and payment of freight and utility charges, preparation of management reports, auditing of freight charges, rating of freight shipments and other payment related activities. The Company had net income of $1,673,000 for the three-month period ended March 31,1998 (the "First Three Months of 1998") compared to net income of $1,423,000 for the three-month period ended March 31,1997 (the "First Three Months of 1997").

      The following paragraphs more fully discuss the changes in financial condition and results of operations for the First Three Months of 1998 compared to the First Three Months of 1997. Such information is provided on a consolidated basis for the Company, Cass Bank and CIS, with expanded disclosures for specific effects CIS's operations have on particular account captions.


Net Interest Income
-------------------

      An increase of $25,629,000 in average earning assets, net of interest-bearing liabilities, was the primary contributor of the increase in net tax-equivalent interest income of $248,000 in the First Three Months of 1998 compared to the First Three Months of 1997. The mix of earning assets changed in the First Three Months of 1998 compared to the First Three Months of 1997 with an increase of $63,544,000 in the average balance of federal funds sold and other short-term investments and a decrease of $35,757,000 in debt and equity securities.

      The Company's tax-equivalent net interest margin on earning assets decreased in the First Three Months of 1998 to 6.05% from 6.23% in the First Three Months of 1997. This decrease is primarily due to the maturity of higher-yielding debt securities and an increased investment in federal funds sold and other short-term investments. See Table 1 on page 7 for further explanation of the changes in net interest income for the First Three Months of 1998 compared to the First Three Months of 1997.

TABLE 1:   CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
           INCOME ANALYSIS
For the Three Months Ended March 31, 1998 and 1997
(tax-equivalent basis, in thousands)

                                                            Average            Interest               Increase(Decrease)
                                     Average Balance       Yield/Rate       Income/Expense             Due to Change in
                                     ---------------       ----------       --------------      Net    ----------------
                                     1998       1997       1998   1997      1998     1997     Change    Volume    Rate
                                     ----       ----       ----   ----      ----     ----     ------    ------    ----
ASSETS
------
Interest-earning assets:
  Loans                            $204,268   $203,814     8.40%  8.44%    $4,229   $4,243    $ (14)    $   9     $(23)
  Investment in debt and
   equity securities                120,960    156,717     6.12   6.25      1,826    2,414     (588)     (541)     (47)
  Federal funds sold and other
   short-term investments            97,391     33,847     5.43   5.12      1,305      427      878       850       28
                                   --------   --------     ----   ----     ------   ------    -----     -----     ----
   Total interest-earning assets    422,619    394,378     7.06   7.28      7,360    7,084      276       318      (42)
                                   --------   --------     ----   ----     ------   ------    -----     -----     ----

Nonearning assets:
  Cash and due from banks            17,954     16,517
  Premises and equipment              9,838      8,893
  Other assets                       12,746     10,202
  Allowance for loan losses          (4,498)    (4,447)
                                   --------   --------
     Total assets                   458,659    425,543
                                   ========   ========

LIABILITIES AND STOCKHOLDERS'
----------------------------
  EQUITY
  ------
Interest-bearing liabilities:
  Interest-bearing demand deposits   34,494     30,861     3.57   3.43        304      261       43        32       11
  Savings deposits                   60,080     59,219     4.27   4.31        633      629        4         9       (5)
  Time deposits of $100,000
   or more                            3,821      3,385     5.73   5.27         54       44       10         6        4
  Other time deposits                 4,965      5,569     5.06   5.02         62       69       (7)       (8)       1
                                   --------   --------     ----   ----     ------   ------    -----     -----     ----

   Total interest-bearing
     deposits                       103,360     99,034     4.13   4.11      1,053    1,003       50        39       11
  Short-term borrowings                 266      1,980     4.57   5.12          3       25      (22)      (20)      (2)
                                   --------   --------     ----   ----     ------   ------    -----     -----     ----

   Total interest-bearing
     liabilities                    103,626    101,014     4.13   4.13      1,056    1,028       28        19        9
                                   --------   --------     ----   ----     ------   ------    -----     -----     ----

Noninterest-bearing liabilities:
  Demand deposits                    65,811     62,173
  Accounts and drafts payable       230,059    207,300
  Other liabilities                   6,299      6,652
                                   --------   --------

     Total liabilities              405,795    377,139
Stockholders' equity                 52,864     48,404
                                   --------   --------

     Total liabilities and
       stockholders' equity        $458,659   $425,543
                                   ========   ========

       Net interest income                                                 $6,304   $6,056    $ 248     $ 299     $(51)
                                                                           ======   ======    =====     =====     ====

       Net yield on interest-
         earning assets                                    6.05%  6.23%
                                                           ====   ====

NOTES:
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(2) Interest income on loans includes net fees of $2,000 and $1,000 for the First Three Months of 1998 and 1997, respectively.

(3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $29,000 and $33,000 for the First Three Months of 1998 and 1997, respectively.

Provision for Loan Losses
-------------------------

      A significant determinant of the Company's operating results is the level of loan losses and the provision for loan losses. There was no charge to earnings to provide for loan losses for the First Three Months of 1998; however the Company charged $245,000 to the provision for loan losses in the First Three Months of 1997. The quality of the loan portfolio has continued to remain strong. The level of nonperforming loans, at .39% of average loans, remains well below industry standards. Nonperforming loans are covered over 5 times by the allowance for loan losses at March 31, 1998. The Company experienced a net recovery of $19,000 in the First Three Months of 1998. Management made the decision to make a provision for loan losses in the First Three Months of 1997 based on loan growth experienced.

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

      At March 31, 1998, impaired loans totalled $1,401,000 which includes $746,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $722,000 at March 31, 1998. The average balance of impaired loans during the First Three Months of 1998 was $1,412,000.

      The allowance for loan losses at March 31, 1998 was $4,503,000 and at December 31, 1997 was $4,484,000. The allowance for loan losses at March 31, 1998 represents 2.22% of total loans outstanding compared to 2.28% at December 31, 1997.

      The following table presents information as of and for the three-month period ended March 31, 1998 and 1997 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                                         Three Months Ended
                                                                                               March 31
                                                                                  --------------------------------
                                                                                    1998                    1997
                                                                                  --------                --------
                                                                                  (dollars expressed in thousands)
Allowance at beginning of period                                                  $  4,484                $  4,396
Provision for loan losses charged to expense                                            --                     245

Loans charged off                                                                       --                      --
Recoveries on loans previously charged off                                              19                      90
                                                                                  --------                --------
Net loan recoveries                                                                     19                      90
                                                                                  --------                --------
Allowance at end of period                                                        $  4,503                $  4,731
                                                                                  ========                ========

Loans outstanding:
     Average                                                                      $204,268                $203,814
     March 31                                                                      203,265                 208,153

Ratio of allowance for loan losses to
   loans outstanding:
     Average                                                                          2.20%                   2.32%
     March 31                                                                         2.22%                   2.27%

Nonperforming loans:
     Nonaccrual loans                                                             $    746                $    294
     Loans past due 90 days or more                                                     45                      --
                                                                                  --------                --------
       Total                                                                      $    791                $    294
                                                                                  ========                ========
Nonperforming loans as a percent of
   average loans                                                                       .39%                    .14%


Noninterest Income
------------------

      Noninterest income is principally derived from service fees generated by CIS's Payment Systems and Software Systems Groups. Total noninterest income for the the First Three Months of 1998 increased $708,000 (13.8%) from the First Three Months of 1997.

      CIS's Payment Systems Group experienced an increase in processing revenues of $520,000 (12.3%) in the First Three Months of 1998 compared to the First Three Months of 1997. This increase resulted primarily from increased processing volume in the First Three Months of 1998. The volume of accepted new business proposals should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout the remainder of 1998.

      CIS's Freight Rating Services Group experienced an increase in revenues of $63,000 (10.6%) in the First Three Months of 1998 compared to the First Three Months of 1997. This increase resulted primarily from price increases charged to rating customers in the First Three Months of 1998.

Noninterest Expense
-------------------

      Total noninterest expense for the First Three Months of 1998 increased $789,000 (9.0%) from the First Three Months of 1997.

      Salaries and benefits expense increased $780,000 (13.4%) in the First Three Months of 1998 compared to the First Three Months of 1997. The increase relates primarily to separation costs associated with streamlining and integration of operations in the freight rating services group which were expensed in the First Three Months of 1998, combined with annual pay increases.

      Occupancy expense decreased $98,000 (18.4%) in the First Three Months of 1998 compared to the First Three Months of 1997. The decrease was due primarily to the Company and the Bank moving their headquarters in April 1997 to a new facility which was added on to the property owned by CIS in Bridgeton, Missouri. This consolidation of facilities resulted in occupancy expense savings. Additionally, CIS's Chicago location also relocated in 1997 which resulted in reduced rental expense in the First Three Months of 1998.

      Other noninterest expense increased $124,000 (7.1%) in the First Three Months of 1998 compared to the First Three Months of 1997. This increase is attributable to several items including an increase of $60,000 in advertising, $61,000 in postage expense, $50,000 in printing and supply expense and is partially offset by a decrease of $46,000 in professional expenses.

Balance Sheet Analysis
----------------------

      Cash and due from banks increased from $10,849,000 at December 31, 1997 to $30,070,000 at March 31, 1998. The average balance of cash and due from banks increased $1,437,000 (8.7%) from $16,517,000 in the First Three Months of 1997 to $17,954,000 in the First Three Months of 1998.

      Federal funds sold and other short-term investments increased from $88,275,000 at December 31, 1997 to $88,825,000 at March 31, 1998. The
average balance of these accounts was $97,391,000 in the First Three Months of 1998 compared to $33,847,000 in the First Three Months of 1997. The increase in the average balance of these accounts resulted from maturities of debt securities and increased average balances in accounts and drafts payable. See Table 1 on page 7 for a presentation of average balances.

      Total loans increased $6,787,000 (3.5%) from $196,478,000 at December
31, 1997 to $203,265,000 at March 31, 1998. The average balances of loans in the First Three Months of 1998 remained relatively unchanged from the First Three Months of 1997. Loan demand and new business volume increased throughout 1997 and has continued into the First Three Months of 1998. Outstanding loans remained at relatively similar levels in 1997 as a result of several loan customers selling their businesses or requesting credit extensions higher than the Company could provide.

      Investment in debt and equity securities decreased $8,029,000 (6.4%) from $126,251,000 at December 31, 1997 to $118,222,000 at March 31, 1998.
The average balance of investment securities decreased $35,757,000 (22.8%) from $156,717,000 in the First Three Months of 1997 to $120,960,000 in the First Three Months of 1998 as a result of the Company's ongoing asset/liability management program.

      Total earning assets decreased $692,000 (0.2%) from $411,004,000 at December 31, 1997 to $410,312,000 at March 31, 1998. The average balance of earning assets increased $28,241,000 (7.2%) from $394,378,000 in the First Three Months of 1997 to $422,619,000 in the First Three Months of 1998. This increase was funded primarily by an increase of $22,759,000 in the average balance of accounts and drafts payable.

      Interest-bearing deposits increased from $103,899,000 at December 31, 1997 to $116,912,000 at March 31, 1998. The average balances of these deposits increased $4,326,000 (4.4%) from $99,034,000 in the First Three Months of 1997 to $103,360,000 in the First Three Months of 1998. The most significant increase in these deposits occurred in interest-bearing commercial money market accounts.

      Noninterest-bearing deposits increased $12,732,000 (20.5%) from $61,958,000 at December 31, 1997 to $74,690,000 at March 31, 1998. The
average balance of these accounts increased $3,638,000 (5.9%) from $62,173,000 in the First Three Months of 1997 to $65,811,000 in the First Three Months of 1998 which reflects the results of increased business development efforts at Cass Bank.

      Accounts and drafts payable generated by CIS in its freight payment operations decreased $6,673,000 (3.1%) from $213,755,000 at December 31, 1997 to $207,082,000 at March 31, 1998. The average balances of these funds increased $22,759,000 (11.0%) from $207,300,000 for the First Three Months of 1997 to $230,059,000 in the First Three Months of 1998. This increase has resulted from successful sales efforts leading to the addition of new processing volume.

Liquidity
---------

      As of March 31, 1998, approximately 51% of the Company's loan portfolio was composed of commercial loans, of which 72% represented loans maturing within one year. As of the same date, real estate loans, primarily commercial, represented approximately 48% of the total and of these, 40% represented balances maturing within one year. Approximately 1% of the loan portfolio is represented by installment loans.

      The liquidity of the Company is primarily represented by cash and due from banks of $30,070,000 and federal funds sold and other short-term investments of $88,825,000 at March 31, 1998. Included in this caption are $65,000,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

      Debt and equity securities represented approximately 26% of total assets at March 31, 1998. Of the U.S. Government securities in the Company's investment portfolio, which represented 74% of the total, 24% have maturities of less than one year. U.S. Government Agencies and Corporations represented 25% of the total. Obligations of states and political subdivisions constituted 1% of the investment portfolio at March 31, 1998. There were no sales of debt securities in the First Three Months of 1998. Of the total portfolio, over 87% of the securities have maturities of five years or less. These securities provide the Company longer term liquidity than its primary sources, cash and due from banks and other short-term instruments. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available-for-sale; however, the Company does not foresee any such short-term liquidity needs.

      The funds provided by Cass Bank consist of a sizable volume of core deposits. Historically, the Company has been a net provider of federal funds. During the First Three Months of 1998, the Company was a net provider of federal funds, averaging nearly $22,918,000 in net funds sold. The Company was able to meet its liquidity requirements in the First Three Months of 1998 through the growth of deposit accounts and the liquid nature of federal funds sold and other short-term investments.

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

      The following table presents the Company's rate sensitive position at March 31, 1998 for the various time frames indicated.

                                                                 Over       Over
                                                                Three       Six       Over One
                                                    Three      Through    Through      Through      Over
                                      Variable      Months       Six       Twelve       Five        Five
                                        Rate       or Less      Months     Months       Years       Years       Total
                                        ----       -------      ------     ------       -----       -----       -----
                                                              (Dollars expressed in thousands)
Interest-earning assets:

  Loans                               $ 85,187     $ 6,927     $10,330    $ 14,331    $ 85,125    $  1,365    $203,265
  Investment in debt and
   equity securities                        --       8,068       8,062      11,985      74,757      15,350     118,222
  Federal funds sold and other
   short-term investments               88,825          --          --          --          --          --      88,825
                                      --------     -------     -------    --------    --------    --------    --------

   Total interest-earning assets      $174,012     $14,995     $18,392    $ 26,316    $159,882    $ 16,715    $410,312
                                      ========     =======     =======    ========    ========    ========    ========

Interest-bearing liabilities:

  Interest-bearing
   transaction accounts               $107,883     $    --     $    --    $     --    $     --    $     --    $107,883
  Time deposits-$100,000
   or more                                  --       2,030         851       1,100         117          --       4,098
  Other time deposits                       --       1,345       1,339       1,049       1,198          --       4,931
  Short-term borrowings                     --          --          --          --          --          --          --
                                      --------     -------     -------    --------    --------    --------    --------

   Total interest-bearing
     liabilities                      $107,883     $ 3,375     $ 2,190    $  2,149    $  1,315    $     --    $116,912
                                      ========     =======     =======    ========    ========    ========    ========

Interest sensitivity gap:
  Periodic                            $ 66,129     $11,620     $16,202    $ 24,167    $158,567    $ 16,715    $293,400
  Cumulative                            66,129      77,749      93,951     118,118     276,685     293,400

Ratio of interest-sensitive
  assets to interest-sensitive
  liabilities:
   Periodic                              1.61x       4.44x       8.40x      12.25x     121.58x          --       3.51x
   Cumulative                            1.61x       1.70x       1.83x       2.02x       3.37x       3.51x       3.51x



Capital Resources
-----------------

      Stockholders' equity was $53,744,000 or 11.75% of total assets at March 31, 1998, an increase of $1,091,000 over the amount at December 31, 1997. This increase resulted from net income of $1,673,000; dividends paid of $696,000 ($.18 per share); unrealized holding gains of $58,000; the amortization of the stock bonus plan of $28,000; and cash received from the exercise of stock options of $28,000. Primary capital, including the allowance for loan losses, reached $58,247,000 at March 31, 1998 or 12.73% of total assets compared to $57,137,000 or 13.04% of total assets at December 31, 1997.

      Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

      The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at March 31, 1998:

                                                                             Company             Cass
                                                                           Consolidated          Bank
                                                                           ------------          ----
            Total capital (to risk-weighted assets)                           21.54%            14.86%
            Tier I capital (to risk-weighted assets)                          20.28             13.60
            Tier I capital (to average assets)                                11.61             11.54

The Year 2000 Issue
-------------------

      Management has initiated a company-wide program to prepare the Company and its subsidiaries' systems for Year 2000 compliance. The Year 2000 issue relates to systems that were designed to use two digits rather than four to define the applicable year. The Company and its subsidiaries have budgeted, and will incur charges for testing and correcting its computer systems to be Year 2000 compliant. These charges relate to internal staff costs as well as outside service fees and other expenses. Programming changes and testing of systems and software packages are scheduled to be substantially completed by December 31, 1998. In addition, the Company's credit risk assessment is being modified to include the consideration of incremental risk that may be posed by customers' inability, if any, to address Year 2000 issues. If modifications to existing systems and conversions to new systems proceed as scheduled, management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company. Assessments of the readiness of internal systems is ongoing. There can be no guarantee, however, that the systems of customers, vendors and other third parties on which the Company relies, will be remediated on a timely basis. There is also no assurance that a failure to remediate by one of these parties, would not have a material adverse effect on the corporation.

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



                                    CASS COMMERCIAL CORPORATION

      DATE:    May 7, 1997       By         /s/ Lawrence A. Collett
                                   ------------------------------------------

                                              Lawrence A. Collett
                                      Chairman and Chief Executive Officer



      DATE:    May 7, 1997       By         /s/ Eric H. Brunngraber
                                   ------------------------------------------
                                              Eric H. Brunngraber
                                            Vice President-Secretary
                                    (Chief Financial and Accounting Officer)