Form 10-Q
period 1998-06-30
CASS COMMERCIAL CORP
filed 1998-08-07
CIK 708781

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

                      FOR THE QUARTER ENDED JUNE 30, 1998
                          COMMISSION FILE NO. 2-80070

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

      The number of shares outstanding of registrant's only class of stock as of June 30, 1998: Common stock, par value $.50 per share - 3,862,248 shares outstanding.


-------------------------------------------------------------------------------

      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

-------------------------------------------------------------------------------

PART I, ITEM 1
--------------
CASS COMMERCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               (IN THOUSANDS EXCEPT SHARE
                                                                                   AND PER SHARE DATA)
                                                                           ---------------------------------
                                                                             JUNE 30            DECEMBER 31
                                                                              1998                  1997
                                                                           -----------         -------------
ASSETS
------

Cash and due from banks                                                     $ 17,911             $ 10,849
Federal funds sold and other short-term investments                           79,000               88,275
                                                                            --------             --------
   Cash and cash equivalents                                                  96,911               99,124
                                                                            --------             --------
Investment in debt and equity securities:
   Held-to-maturity, estimated market value of
         $74,286 and $90,389 at June 30, 1998
         and December 31, 1997, respectively                                  73,976               90,139
   Available-for-sale, at estimated market value                              34,444               36,112
                                                                            --------             --------
      Total investment in debt and equity securities                         108,420              126,251
                                                                            --------             --------

Loans, net of unearned income                                                218,979              196,478
   Less:   Allowance for loan losses                                           4,569                4,484
                                                                            --------             --------
      Loans, net                                                             214,410              191,994
                                                                            --------             --------
Premises and equipment, net                                                    9,328                9,957
Accrued interest receivable                                                    2,965                3,137
Other assets                                                                   6,610                7,864
                                                                            --------             --------
         Total assets                                                       $438,644             $438,327
                                                                            ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
-----------
Deposits:
   Noninterest-bearing                                                      $ 75,493             $ 61,958
   Interest-bearing                                                          100,240              103,899
                                                                            --------             --------
         Total deposits                                                      175,733              165,857
Accounts and drafts payable                                                  202,507              213,755
Short-term borrowings                                                            374                  406
Other liabilities                                                              5,040                5,656
                                                                            --------             --------
         Total liabilities                                                   383,654              385,674
                                                                            --------             --------

Stockholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                         --                   --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                     2,000                2,000
Surplus                                                                        4,744                4,740
Retained earnings                                                             49,132               46,879
Common shares in treasury, at cost (137,752 shares at
   June 30, 1998 and 141,452 shares at December 31, 1997)                     (1,250)              (1,284)
Accumulated other comprehensive income - unrealized
   holding gain on debt and equity securities
   available-for-sale, net of tax                                                364                  364
Unamortized stock bonus awards                                                    --                  (46)
                                                                            --------             --------
         Total stockholders' equity                                           54,990               52,653
                                                                            --------             --------
         Total liabilities and stockholders' equity                         $438,644             $438,327
                                                                            ========             ========

See accompanying notes to consolidated financial statements.


CASS COMMERCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30                              JUNE 30
                                                          -----------------------             -------------------------
                                                           1998             1997               1998               1997
                                                          ------           ------             ------             ------
                                                                     (In Thousands Except Per Share Data)

INTEREST INCOME:
---------------
Interest and fees on loans                                $4,526           $4,309             $ 8,735            $ 8,529
Interest on debt securities:
   Taxable                                                 1,753            2,450               3,551              4,835
   Exempt from federal income taxes                           18               19                  37                 38
Interest on federal funds sold and
   other short-term investments                            1,260              449               2,565                876
                                                          ------           ------             -------            -------

      Total interest income                                7,557            7,227              14,888             14,278
                                                          ------           ------             -------            -------

INTEREST EXPENSE:
----------------
Interest on deposits                                       1,072              989               2,125              1,992
Interest on short-term borrowings                              3               27                   6                 52
                                                          ------           ------             -------            -------

      Total interest expense                               1,075            1,016               2,131              2,044
                                                          ------           ------             -------            -------

      Net interest income                                  6,482            6,211              12,757             12,234
Provision for loan losses                                     --               55                  --                300
                                                          ------           ------             -------            -------

      Net interest income after provision
         for loan losses                                   6,482            6,156              12,757             11,934
                                                          ------           ------             -------            -------

NONINTEREST INCOME:
------------------
Information services revenues:
   Freight payment and processing revenue                  4,611            4,354               9,371              8,594
   Freight rating services income                            561              580               1,216              1,172
Service charges on deposit accounts                          152              131                 314                272
Other                                                        238              290                 513                461
                                                          ------           ------             -------            -------

      Total noninterest income                             5,562            5,355              11,414             10,499
                                                          ------           ------             -------            -------

NONINTEREST EXPENSE:
-------------------
Salaries and employee benefits                             6,267            5,969              12,861             11,783
Occupancy expense                                            418              405                 853                938
Equipment expense                                            645              653               1,289              1,314
Other                                                      1,659            1,895               3,522              3,634
                                                          ------           ------             -------            -------

      Total noninterest expense                            8,989            8,922              18,525             17,669
                                                          ------           ------             -------            -------

      Income before income tax expense                     3,055            2,589               5,646              4,764
Income tax expense                                         1,085              882               2,003              1,634
                                                          ------           ------             -------            -------


      Net income                                          $1,970           $1,707             $ 3,643            $ 3,130
                                                          ======           ======             =======            =======



Earnings per share:
      Basic                                               $  .51           $  .44             $   .94            $   .81
                                                          ------           ------             -------            -------
      Diluted                                             $  .50           $  .44             $   .93            $   .80
                                                          ------           ------             -------            -------


See accompanying notes to consolidated financial statements.


CASS COMMERCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      (IN THOUSANDS)
                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                               ----------------------------
                                                                                 1998                1997
                                                                               --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $  3,643            $  3,130
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                               1,144               1,184
      Amortization of stock bonus awards                                             46                  55
      Provision for loan losses                                                      --                 300
      Decrease in accrued interest receivable                                       172                  14
      Other operating activities, net                                               586              (1,906)
                                                                               --------            --------

         Net cash provided by operating activities                                5,591               2,777
                                                                               --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Proceeds from maturities of debt securities:
   Held-to-maturity                                                              16,133              14,046
   Available-for-sale                                                             1,566                 506
Purchases of debt and equity securities
   available-for-sale                                                                --              (9,835)
Net increase in loans                                                           (22,416)             (8,421)
Purchases of premises and equipment                                                (331)             (3,230)
                                                                               --------            --------

         Net cash used in investing activities                                   (5,048)             (6,934)
                                                                               --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net increase (decrease) in noninterest-bearing demand,
   interest-bearing demand and savings deposits                                   9,740              (5,303)
Net increase (decrease) in time deposits                                            136                (118)
Net decrease in accounts and drafts payable                                     (11,248)             (6,830)
Net increase (decrease) in short-term borrowings                                    (32)                902
Cash proceeds from exercise of stock options                                         38                  --
Cash dividends paid                                                              (1,390)             (1,002)
                                                                               --------            --------

         Net cash used in financing activities                                   (2,756)            (12,351)
                                                                               --------            --------

Net decrease in cash and cash equivalents                                        (2,213)            (16,508)
Cash and cash equivalents at beginning of period                                 99,124              67,156
                                                                               --------            --------

Cash and cash equivalents at end of period                                     $ 96,911            $ 50,648
                                                                               ========            ========

Supplemental information:

         Cash paid for interest                                                $  2,141            $  2,101
                                                                               ========            ========

         Income taxes paid                                                     $  2,035            $  1,235
                                                                               ========            ========


See accompanying notes to consolidated financial statements.


CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 1998

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.


Note 3 - Comprehensive Income

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. For the six-month periods ended June 30, 1998 and 1997, unrealized holding gain (loss) on debt and equity securities available-for-sale is the Company's only other comprehensive income component. Comprehensive income for the six-month periods ended June 30, 1998 and 1997 is summarized as follows:

                                                                       (In Thousands)                  (In Thousands)
                                                                     Three Months Ended               Six Months Ended
                                                                          June 30                         June 30
                                                                          -------                         -------
                                                                  1998               1997            1998          1997
                                                                  ----               ----            ----          ----
Net Income                                                       $1,970             $1,707          $3,643        $3,130

Other comprehensive income - increase (decrease) in
    unrealized holding gain (loss) on debt and equity
    securities available-for-sale, net of tax                       (58)               362              --            51
                                                                 ------             ------          ------        ------
                                                                 $1,912             $2,069          $3,643        $3,181
                                                                 ======             ======          ======        ======


Note 4 - Earnings Per Share

      Average common and common stock equivalents outstanding for the six month periods ended June 30, 1998 and 1997 were 3,861,441 and 3,858,548, respectively. Average common and common stock equivalents outstanding for the three month periods ended June 30, 1998 and 1997 were 3,861,951 and 3,858,548, respectively. The only dilutive instruments are stock options with a dilutive effect of 70,954 and 62,773 for the six month periods ended June 30, 1998 and 1997, respectively, which resulted in weighted average shares and dilutive potential common shares of 3,932,395 and 3,921,321 in 1998 and 1997, respectively.


Note 5 - Reclassifications

      Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. Such reclassifications have no effect on previously reported net income.


Note 6 - Supplemental Executive Retirement Plan

      During June 1998, the Company's Board of Directors established the Supplemental Executive Retirement Plan for key executive officers of the Company. This Plan was adopted to provide key executive employees through the Plan with retirement benefits that are comparable to those of other Company employees.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Net Income
----------

      Cass Commercial Corporation (the Company) operates in two primary business segments through its two wholly owned subsidiaries, Cass Bank and Trust Company, a commercial bank, and Cass Information Systems, Inc., a payment processing and information services company, whose operations include the processing and payment of freight and utility charges, preparation of management reports, auditing of freight charges, rating of freight shipments and other payment related activities. The Company had net income of $3,643,000 for the six-month period ended June 30, 1998 (the "First Six Months of 1998") compared to net income of $3,130,000 for the six-month period ended June 30, 1997 (the "First Six Months of 1997").

      The Company had net income of $1,970,000 for the three-month period ended June 30, 1998 ("Second Quarter of 1998") compared to net income of $1,707,000 for the three-month period ended June 30, 1997 ("Second Quarter of 1997").

      The following paragraphs more fully discuss the changes in financial condition and results of operations for the First Six Months of 1998 compared to the First Six Months of 1997 and for the Second Quarter of 1998 compared to the Second Quarter of 1997. Such information is provided on a consolidated basis for the Company, the Bank and CIS, with expanded disclosures for specific effects CIS's operations have on particular account captions.


Net Interest Income
-------------------

       The increase of $24,796,000 in average earning assets, net of interest-bearing liabilities, was the primary contributor of the increase in net tax-equivalent interest income of $519,000 in the First Six Months of 1998 compared to the First Six Months of 1997. The mix of earning assets changed in the First Six Months of 1998 compared to the First Six Months of 1997 with an increase of $61,997,000 in the average balance of federal funds sold and other short-term investments and a decrease of $38,775,000 in debt and equity securities. This change is a result of the Company's ongoing asset/liability management program.

      The Company's tax-equivalent net interest margin on earning assets decreased in the Second Quarter of 1998 to 6.12% from 6.33% in the Second
Quarter of 1997.   The Company's tax-equivalent net interest margin on
earning assets decreased in the First Six Months of 1998 to 6.08% from 6.26% in the First Six Months of 1997. These decreases are primarily due to the maturity of higher-yielding debt securities and an increased investment in federal funds sold and other short-term investments. See Tables 1 and 2 on pages 7 and 9 for further explanation of the changes in net interest income for the respective periods.

TABLE 1:  CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
          INCOME ANALYSIS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(TAX-EQUIVALENT BASIS, IN THOUSANDS)
                                                                                                                    INCREASE
                                                                                                                   (DECREASE)
                                                                      AVERAGE          INTEREST                      DUE TO
                                               AVERAGE BALANCE      YIELD/RATE      INCOME/EXPENSE                 CHANGE IN
                                               ---------------     ------------     --------------        NET    --------------
                                               1998       1997     1998    1997     1998      1997      CHANGE   VOLUME    RATE
                                               ----       ----     ----    ----     ----      ----      ------   ------    ----
ASSETS
------
Interest-earning assets:
  Loans                                      $210,177   $204,583   8.42%   8.45%   $ 8,775   $ 8,572   $   203  $   234   $ (31)
  Investment in debt and equity
    securities                                119,172    157,947   6.10    6.25      3,606     4,892    (1,286)  (1,176)   (110)
  Federal funds sold and other
    short-term investments                     95,321     33,324   5.42    5.30      2,565       876     1,689    1,668      21
                                             --------   --------   ----    ----    -------   -------   -------  -------   -----

      Total interest-earning assets           424,670    395,854   7.10    7.31     14,946    14,340       606      726    (120)
                                             --------   --------   ----    ----    -------   -------   -------  -------   -----

Nonearning assets:
  Cash and due from banks                      18,995     16,871
  Premises and equipment                        9,703      9,101
  Other assets                                 11,468     12,334
  Allowance for loan losses                    (4,523)    (4,574)
                                             --------   --------

         Total assets                         460,313    429,586
                                             ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand deposits             34,081     31,362   3.55    3.47        600       540        60       48      12
  Savings deposits                             60,821     57,676   4.28    4.28      1,290     1,225        65       67      (2)
  Time deposits of $100,000
    or more                                     3,974      3,488   5.78    5.32        114        92        22       14       8
  Other time deposits                           4,848      5,431   5.03    5.01        121       135       (14)     (15)      1
                                             --------   --------   ----    ----    -------   -------   -------  -------   -----

      Total interest-bearing deposits         103,724     97,957   4.13    4.10      2,125     1,992       133      114      19
  Short-term borrowings                           302      2,049   4.01    5.12          6        52       (46)     (37)     (9)
                                             --------   --------   ----    ----    -------   -------   -------  -------   -----

      Total interest-bearing liabilities      104,026    100,006   4.13    4.12      2,131     2,044        87       77      10
                                             --------   --------   ----    ----    -------   -------   -------  -------   -----

Noninterest-bearing liabilities:
  Demand deposits                              68,201     61,589
  Accounts and drafts payable                 228,545    212,410
  Other liabilities                             5,871      6,829
                                             --------   --------

      Total liabilities                       406,643    380,834
Stockholders' equity                           53,670     48,752
                                             --------   --------

      Total liabilities and
       stockholders' equity                  $460,313   $429,586
                                             ========   ========

      Net interest income                                                          $12,815   $12,296   $   519  $   649   $(130)
                                                                                   =======   =======   =======  =======   =====

      Net yield on interest-earning assets                         6.08%   6.26%
                                                                   ====    ====

NOTES:
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(2) Interest income on loans includes net fees of $13,000 and $3,000 for the First Six Months of 1998 and 1997, respectively.

(3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $58,000 and $62,000 for the First Six Months of 1998 and 1997, respectively.

TABLE 2: CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
         INCOME ANALYSIS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(TAX-EQUIVALENT BASIS, IN THOUSANDS)
                                                                                                                   INCREASE
                                                                                                                  (DECREASE)
                                                                       AVERAGE           INTEREST                   DUE TO
                                                AVERAGE BALANCE       YIELD/RATE      INCOME/EXPENSE              CHANGE IN
                                               ----------------      -----------      ---------------     NET   --------------
                                               1998        1997      1998   1997      1998       1997   CHANGE  VOLUME    RATE
                                               ----        ----      ----   ----      ----       ----   ------  ------    ----
ASSETS
------
Interest-earning assets:
  Loans                                      $216,023    $204,459    8.44%  8.50%    $4,546     $4,331  $ 215   $ 244    $ (29)
  Investment in debt and equity securities    117,404     158,032    6.08   6.29      1,780      2,478   (698)   (618)     (80)
  Federal funds sold and other
    short-term investments                     93,274      33,184    5.41   5.43      1,260        449    811     812       (1)
                                             --------    --------    ----   ----     ------     ------  -----   -----    -----

    Total interest-earning assets             426,701     395,675    7.13   7.36      7,586      7,258    328     438     (110)
                                             --------    --------    ----   ----     ------     ------  -----   -----    -----

Nonearning assets:
  Cash and due from banks                      20,024      16,727
  Premises and equipment                        9,570       9,543
  Other assets                                 10,206      11,318
  Allowance for loan losses                    (4,548)     (4,556)
                                             --------    --------

      Total assets                            461,953     428,707
                                             ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand deposits             33,671      31,382    3.53   3.57        296        279     17      20       (3)
  Savings deposits                             61,555      58,237    4.28   4.10        657        595     62      35       27
  Time deposits of $100,000
    or more                                     4,131       3,398    5.83   5.78         60         49     11      11       --
  Other time deposits                           4,726       5,473    5.01   4.84         59         66     (7)     (9)       2
                                             --------    --------    ----   ----     ------     ------  -----   -----    -----

    Total interest-bearing deposits           104,083      98,490    4.13   4.03      1,072        989     83      57       26
  Short-term borrowings                           337       1,981    3.57   5.47          3         27    (24)    (17)      (7)
                                             --------    --------    ----   ----     ------     ------  -----   -----    -----

    Total interest-bearing liabilities        104,420     100,471    4.13   4.06      1,075      1,016     59      40       19
                                             --------    --------    ----   ----     ------     ------  -----   -----    -----

Noninterest-bearing liabilities:
  Demand deposits                              70,564      61,573
  Accounts and drafts payable                 227,046     211,279
  Other liabilities                             5,448       6,777
                                             --------    --------

      Total liabilities                       407,478     380,100
Stockholders' equity                           54,475      48,607
                                             --------    --------

      Total liabilities and
       stockholders' equity                  $461,953    $428,707
                                             ========    ========

      Net interest income                                                            $6,511     $6,242  $ 269   $ 398    $(129)
                                                                                     ======     ======  =====   =====    =====

      Net yield on interest-earning assets                           6.12%  6.33%
                                                                     ====   ====


NOTES:
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(2) Interest income on loans includes net fees of $11,000 and $2,000 for the Second Quarter of 1998 and 1997, respectively.

(3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $29,000 and $31,000 for the Second Quarter of 1998 and 1997, respectively.

Provision for Loan Losses
-------------------------

      A significant determinant of the Company's operating results is the level of loan losses and the provision for loan losses. There was no charge to earnings to provide for loan losses for the First Six Months of 1998; however the Company charged $300,000 to earnings to provide for loan losses for the First Six Months of 1997. Management made the decision to make a provision for loan losses in the First Six Months of 1997 based on the loan growth experienced. The quality of the loan portfolio has continued to remain strong. The level of nonperforming loans, at .79% of average loans, remains well below industry standards. Nonperforming loans are covered over 2 times by the allowance for loan losses at June 30, 1998. The Company experienced net recoveries of $85,000 in the First Six Months of 1998.

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

      At June 30, 1998, impaired loans totalled $1,231,000 which includes $657,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $637,000 at June 30, 1998. The average balance of impaired loans during the First Six Months of 1998 and the First Six Months of 1997 was $1,253,000 and $1,088,000, respectively.

      The allowance for loan losses at June 30, 1998 was $4,569,000 and at December 31, 1997 was $4,484,000. The allowance for loan losses at June 30, 1998 represents 2.09% of total loans outstanding compared to 2.28% at December 31, 1997.

      The following table presents information as of and for the three and six-month periods ended June 30, 1998 and 1997 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30                             June 30
                                                         ------------------------           --------------------------
                                                           1998            1997               1998              1997
                                                         --------        --------           --------          --------
                                                                            (dollars in thousands)
Allowance at beginning of period                         $  4,503        $  4,731           $  4,484          $  4,396
Provision for loan losses charged to expense                   --              55                 --               300

Loans charged off                                              --            (411)                --              (411)
Recoveries on loans previously charged off                     66              72                 85               162
                                                         --------        --------           --------          --------
Net loan (charge-offs) recoveries                              66            (339)                85              (249)
                                                         --------        --------           --------          --------
Allowance at end of period                               $  4,569        $  4,447           $  4,569          $  4,447
                                                         ========        ========           ========          ========
Loans outstanding:
      Average                                            $216,023        $204,459           $210,177          $204,583
      June 30                                             218,979         205,947            218,979           205,947

Ratio of allowance for loan losses to
   loans outstanding:
      Average                                                2.12%           2.18%              2.17%             2.17%
      June 30                                                2.09%           2.16%              2.09%             2.16%

Nonperforming loans:
      Nonaccrual loans                                   $    657        $    225           $    657          $    225
      Loans past due 90 days or more                        1,059             166              1,059               166
                                                         --------        --------           --------          --------
         Total                                           $  1,716        $    391           $  1,716          $    391
                                                         --------        --------           --------          --------
Nonperforming loans as a percent of
           average loans                                      .79%            .19%               .82%              .19%


Noninterest Income
------------------

      Noninterest income is principally derived from service fees generated by CIS's Payment Systems and Software Systems Groups. Total noninterest income for the Second Quarter of 1998 and the First Six Months of 1998 increased $207,000 (3.9%) and $915,000 (8.7%), respectively, from the corresponding periods of 1997.

      CIS's Payment Systems Group experienced an increase in processing revenues of $777,000 (9.0%) in the First Six Months of 1998 compared to the First Six Months of 1997. The volume of accepted new business proposals remains strong and should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout the remainder of 1998.

      CIS's Freight Rating Services Group experienced a decrease in revenues of $19,000 (3.3%) in the Second Quarter of 1998 and an increase in revenues of $44,000 (3.8%) in the First Six Months of 1998 compared to the corresponding periods of 1997.

      Other noninterest income decreased $52,000 (17.9%) in the Second Quarter of 1998 and increased $52,000 (11.3%) in the First Six Months of 1998 compared to the corresponding periods of 1997. The Bank received a buyout of its headquarters lease in the Second Quarter of 1997 in excess of the remaining net book value of leasehold improvements which resulted in a one-time gain of $95,000.


Noninterest Expense
-------------------

      Total noninterest expense for the Second Quarter of 1998 increased $67,000 (0.8%) from the Second Quarter of 1997. Total noninterest expense for the First Six Months of 1998 increased $856,000 (4.8%) from the First Six Months of 1997.

      Salaries and benefits expense decreased $298,000 (5.0%) in the Second Quarter of 1998 compared to the Second Quarter of 1997. Salaries and benefits expense increased $1,078,000 (9.1%) in the First Six Months of 1998 compared to the First Six Months of 1997. The increase relates primarily to separation costs associated with the streamlining and integration of operations in the freight rating services group which were expensed in the First Six months of 1998, combined with annual pay increases.

      Occupancy expense decreased $85,000 (9.1%) in the First Six Months of
1998 compared to the First Six Months of 1997.   This decrease was primarily
due to the Company and the Bank moving their headquarters in April 1997 to a new facility which was added on to the property owned by CIS in Bridgeton, Missouri. This consolidation of facilities resulted in occupancy expense savings. Additionally, CIS's Chicago location also relocated in 1997 resulting in reduced rental expense in the First Six Months of 1998.

      Other noninterest expense decreased $236,000 (12.5%) in the Second Quarter of 1998 compared to the Second Quarter of 1997. Other noninterest expense decreased $112,000 (3.1%) in the First Six Months of 1998 compared to the First Six Months of 1997. These decreases are attributable to several items including decreases in both outside service fees and professional fees.

Balance Sheet Analysis
----------------------

      Cash and due from banks increased from $10,849,000 at December 31, 1997 to $17,911,000 at June 30, 1998. The average balance of cash and due from banks increased $2,124,000 (12.6%) from $16,871,000 in the First Six Months of 1997 to $18,995,000 in the First Six Months of 1998.

      Federal funds sold and other short-term investments decreased from $88,275,000 at December 31, 1997 to $79,000,000 at June 30, 1998. The
average balance of these accounts was $95,321,000 in the First Six Months of 1998 compared to $33,324,000 in the First Six Months of 1997. The increase in the average balance of these accounts resulted primarily from maturities of debt securities and increased average balances in accounts and drafts payable. See Table 1 and Table 2 on pages 7 and 9 for a presentation of average balances.

      Total loans increased $22,501,000 (11.5%) from $196,478,000 at December 31, 1997 to $218,979,000 at June 30, 1998. The average balances of loans increased $5,594,000 (2.7%) from $204,583,000 in the First Six Months of 1997 to $210,177,000 in the First Six Months of 1998. Loan demand and new business volume increased throughout 1997 and has continued into the First Six Months of 1998. Outstanding loans remained at relatively similar levels in 1997 due to loan repayments resulting from several loan customers selling their businesses or requesting credit extensions higher than the Company could provide.

      Investments in debt and equity securities decreased $17,831,000 (14.1%) from $126,251,000 at December 31, 1997 to $108,420,000 at June 30, 1998. The
average balance of investment securities decreased $38,775,000 (24.5%) from $157,947,000 in the First Six Months of 1997 to $119,172,000 in the First Six Months of 1998 as a result of the Company's ongoing asset/liability management program.

      Total earning assets decreased $4,605,000 (1.1%) from $411,004,000 at December 31, 1997 to $406,399,000 at June 30, 1998. The average balance of earning assets increased $28,816,000 (7.3%) from $395,854,000 in the First Six Months of 1997 to $424,670,000 in the First Six Months of 1998. This increase was funded primarily by an increase of $16,135,000 in the average balance of accounts and drafts payable.

      Interest-bearing deposits decreased from $103,899,000 at December 31, 1997 to $100,240,000 at June 30, 1998. The average balances of these deposits decreased $5,767,000 (5.9%) from $97,957,000 in the First Six Months of 1997 to $103,724,000 in the First Six Months of 1998.

      Noninterest-bearing deposits increased $13,535,000 (21.8%) from $61,958,000 at December 31, 1997 to $75,493,000 at June 30, 1998. The
average balance of these accounts increased $6,612,000 (10.7%) from $61,589,000 in the First Six Months of 1997 to $68,201,000 in the First Six Months of 1998 which reflects increased business development efforts at the Bank.

      Accounts and drafts payable generated by CIS in its freight payment operations decreased $11,248,000 (5.3%) from $213,755,000 at December 31, 1997 to $202,507,000 at June 30, 1998. The average balances of these funds increased $16,135,000 (7.6%) from $212,410,000 for the First Six Months of 1997 to $228,545,000 in the First Six Months of 1998. This increase has resulted from successful sales efforts leading to the addition of new processing volume.

Liquidity
---------

      As of June 30, 1998, approximately 52% of the Company's loan portfolio was composed of commercial loans, of which 77% represented loans maturing within one year. As of the same date, real estate loans, primarily commercial, represented approximately 46% of the total and of these, 43% represented balances maturing within one year. Approximately 2% of the loan portfolio is represented by installment loans.

      The liquidity of the Company is primarily represented by cash and due from banks of $17,911,000 and Federal funds sold and other short-term investments of $79,000,000 at June 30, 1998. Included in this caption are $52,000,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

      Investments in debt and equity securities represented approximately 25% of total assets at June 30, 1998. Of the U.S. Government securities in the Company's investment portfolio, which represented 73% of the total, 32% have maturities of less than one year. U.S. Government Agencies and Corporations represented 26% of the total. Obligations of states and political subdivisions constituted 1% of the investment portfolio at June 30, 1998. There were no sales of debt securities in the First Six Months of 1998. Of the total portfolio, over 87% of the securities have maturities of five years or less. These securities provide the Company longer term liquidity than its primary sources, cash and due from banks and other short-term instruments. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available-for-sale; however, the Company does not foresee any such short-term liquidity needs.

      The funds provided by the Bank consist of a sizable volume of core deposits. Historically, the Company has been a net provider of Federal funds. During the First Six Months of 1998, the Company was a net provider of Federal funds, averaging over $18,950,000 in net funds sold. Additionally, the Company averaged over $76,371,000 in short-term money market funds during the First Six Months of 1998. The Company was able to meet its liquidity requirements in the First Six Months of 1998 through the growth of deposit accounts and the liquid nature of Federal funds sold and other short-term investments.

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

      The following table presents the Company's rate sensitive position at June 30, 1998 for the various time frames indicated.

                                                                     OVER        OVER
                                                                    THREE        SIX        OVER ONE
                                                         THREE     THROUGH     THROUGH      THROUGH      OVER
                                         VARIABLE        MONTHS      SIX        TWELVE        FIVE       FIVE
                                           RATE         OR LESS     MONTHS      MONTHS       YEARS       YEARS    TOTAL
                                           ----         -------     ------      ------       -----       -----    -----
                                                                (Dollars expressed in thousands)

Interest-earning assets:

      Loans                              $ 93,660       $12,925    $  7,281    $ 19,097     $ 84,720   $  1,296  $218,979
      Investment in debt and
         equity securities                     --         3,180       6,995      15,009       68,764     14,472   108,420
      Federal funds sold and other
         short-term investments            79,000            --          --          --           --         --    79,000
                                         --------       -------    --------    --------     --------   --------  --------

         Total interest-earning assets   $172,660       $16,105    $ 14,276    $ 34,106     $153,484   $ 15,768  $406,399
                                         ========       =======    ========    ========     ========   ========  ========

Interest-bearing liabilities:

      Interest-bearing
         transaction accounts            $ 91,481       $    --    $     --    $     --     $     --   $     --  $ 91,481
      Time deposits-$100,000
         or more                               --         1,786         850       1,050          491         --     4,177
      Other time deposits                      --         1,433         679         666        1,804         --     4,582
      Short-term borrowings                   374            --          --         --            --         --       374
                                         --------       -------    --------    --------     --------   --------  --------

         Total interest-bearing
            liabilities                  $ 91,855       $ 3,219    $  1,529    $  1,716     $  2,295   $     --  $100,614
                                         ========       =======    ========    ========     ========   ========  ========

Interest sensitivity gap:
      Periodic                           $ 80,805       $12,886    $ 12,747    $ 32,390     $151,189   $ 15,768  $305,785
      Cumulative                           88,805        93,691     106,438     138,828      290,017    305,785

Ratio of interest-sensitive
   assets to interest-sensitive
   liabilities:
      Periodic                              1.88x         5.00x       9.34x      19.88x       66.88x         --     4.04x
      Cumulative                            1.88x         1.99x       2.10x       2.41x        3.88x      4.04x     4.04x


Capital Resources
-----------------

      Stockholders' equity was $54,990,000 or 12.54% of total assets at June 30, 1998, an increase of $2,337,000 over the amount outstanding at December 31, 1997. This increase resulted from net income of $3,643,000; dividends paid of $1,390,000 ($.36 per share); the amortization of the stock bonus plan of $46,000; and cash received from the exercise of stock options of $38,000.

      Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

      The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at June 30, 1998:

                                                    Company         Cass
                                                  Consolidated      Bank
                                                  ------------      ----
   Total capital (to risk-weighted assets)           22.36%        15.32%
   Tier I capital (to risk-weighted assets)          21.10         16.58
   Tier I capital (to average assets)                11.76         11.75


The Year 2000 Issue
-------------------

      Management has initiated a company-wide program to prepare the Company and its subsidiaries' systems for Year 2000 compliance. The Year 2000 issue relates to systems that were designed to use two digits rather than four to define the applicable year. The Company and its subsidiaries have budgeted and will incur charges for testing and correcting its computer systems to be Year 2000 compliant. These charges relate to internal staff costs as well as outside service fees and other expenses. It is estimated that these costs will total $2.9 million during the period 1997 through 2000. This includes internal and external costs that will be expensed, as well as new hardware and software which will be capitalized. These expenses are not expected to have a material effect on the Company's results of operations. Programming changes and testing of systems and software packages are scheduled to be substantially completed by December 31, 1998. In addition, the Company's credit risk assessment is being modified to include the consideration of incremental risk that may be posed by customers' inability, if any, to address Year 2000 issues. If modifications to existing systems and conversions to new systems proceed as scheduled, management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company. Assessments of the readiness of internal systems is ongoing. There can be no guarantee, however, that the systems of customers, vendors and other third parties on which the Company relies will be remediated on a timely basis. The Company continues to monitor the progress of third-party vendors for critical areas. There is no assurance that a failure to remediate by one of these parties would not have a material adverse effect on the Company.


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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------
            There have been no material changes in market risk exposures that affect the "Quantitative and Qualitative Disclosures" presented in the Company's annual report on 10K for the year ended December 31, 1997.

PART II
-------


Item 1.     LEGAL PROCEEDINGS
            -----------------
            None

Item 2.     CHANGES IN SECURITIES
            ---------------------
            None

Item 3.     DEFAULTS IN SENIOR SECURITIES
            -----------------------------
            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
            ----------------------------------
            SECURITY HOLDERS
            ----------------

            At the annual meeting of the shareholders of Cass Commercial Corporation held on April 20, 1998, the following proposals were voted on and approved:

            The following is a summary of votes cast. No broker non-votes were received.

                                                                                Withheld
                                                                               Authority/
                                                                For             Against         Abstentions
                                                             ---------         -----------      -----------
      1. Proposal to elect four Directors for a term
         of three years ending 2001;

         Lawrence A. Collett                                 3,109,796              886           750,566
         Irving A. Shepard                                   3,097,298           13,384           750,566
         Andrew J. Signorelli                                3,108,626            2,056           750,566



      2. Proposal to ratify the selection of KPMG Peat       3,107,092            3,590           750,566
         Marwick LLP as independent accountants for 1998.


Item 5.     OTHER INFORMATION
            -----------------
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)   None

            (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CASS COMMERCIAL CORPORATION

      DATE: August 7, 1998          By    Lawrence A. Collett
                                       ----------------------------
                                          Lawrence A. Collett
                                    Chairman and Chief Executive Officer



      DATE: August 7, 1998          By    Eric H. Brunngraber
                                       ----------------------------
                                          Eric H. Brunngraber
                                        Vice President-Secretary
                                 (Chief Financial and Accounting Officer)