Form 10-Q
period 1998-09-30
CASS COMMERCIAL CORP
filed 1998-11-05
CIK 708781

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                          COMMISSION FILE NO. 2-80070

                               ------------------


                          CASS COMMERCIAL CORPORATION

                    INCORPORATED UNDER THE LAWS OF MISSOURI
                 I.R.S. EMPLOYER IDENTIFICATION NO. 43-1265338

              13001 HOLLENBERG DRIVE, BRIDGETON, MISSOURI  63044

                          TELEPHONE:  (314) 506-5500

                               ------------------



      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

                                Yes   X           No
                                   --------         --------

      The number of shares outstanding of registrant's only class of stock as of September 30, 1998: Common stock, par value $.50 per share - 3,863,648 shares outstanding.






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

                                                                                     (IN THOUSANDS EXCEPT SHARE
                                                                                        AND PER SHARE DATA)
                                                                               ------------------------------------
                                                                               SEPTEMBER 30             DECEMBER 31
                                                                                   1998                    1997
                                                                               ------------             -----------
ASSETS
------

Cash and due from banks                                                         $  17,342               $  10,849
Federal funds sold and other short-term investments                                97,716                  88,275
                                                                                ---------               ---------
   Cash and cash equivalents                                                      115,058                  99,124
                                                                                ---------               ---------
Investment in debt and equity securities:
   Held-to-maturity, estimated market value of
        $64,800 and $90,389 at September 30, 1998
        and December 31, 1997, respectively                                        64,178                  90,139
   Available-for-sale, at estimated market value                                   34,417                  36,112
                                                                                ---------               ---------
     Total investment in debt and equity securities                                98,595                 126,251
                                                                                ---------               ---------

Loans, net of unearned income                                                     215,121                 196,478
   Less:  Allowance for loan losses                                                 4,473                   4,484
                                                                                ---------               ---------
     Loans, net                                                                   210,648                 191,994
                                                                                ---------               ---------
Premises and equipment, net                                                         9,247                   9,957
Accrued interest receivable                                                         2,833                   3,137
Other assets                                                                        6,794                   7,864
                                                                                ---------               ---------
        Total assets                                                            $ 443,175               $ 438,327
                                                                                =========               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
-----------
Deposits:
   Noninterest-bearing                                                          $  72,119               $  61,958
   Interest-bearing                                                               114,142                 103,899
                                                                                ---------               ---------
        Total deposits                                                            186,261                 165,857
Accounts and drafts payable                                                       194,911                 213,755
Short-term borrowings                                                                 211                     406
Other liabilities                                                                   5,295                   5,656
                                                                                ---------               ---------
        Total liabilities                                                         386,678                 385,674
                                                                                ---------               ---------

Stockholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                             --                      --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                          2,000                   2,000
Surplus                                                                             4,746                   4,740
Retained earnings                                                                  50,327                  46,879
Common shares in treasury, at cost (136,352 shares at
   September 30, 1998 and 141,452 shares at December 31, 1997)                     (1,238)                 (1,284)
Accumulated other comprehensive income - unrealized
   gain on debt and equity securities available-for-
   sale, net of tax                                                                   662                     364
Unamortized stock bonus awards                                                         --                     (46)
                                                                                ---------               ---------
     Total stockholders' equity                                                    56,497                  52,653
                                                                                ---------               ---------
     Total liabilities and stockholders' equity                                 $ 443,175               $ 438,327
                                                                                =========               =========


See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30                 SEPTEMBER 30
                                                                    ----------------------       -----------------------
                                                                      1998          1997           1998           1997
                                                                    -------        -------       --------       --------
                                                                             (In Thousands Except Per Share Data)
INTEREST INCOME:
---------------
Interest and fees on loans                                          $ 4,525        $ 4,232       $ 13,260       $ 12,762
Interest on debt securities:
   Taxable                                                            1,563          2,239          5,114          7,074
   Exempt from federal income taxes                                      16             19             53             57
Interest on federal funds sold and
   other short-term investments                                       1,367            792          3,932          1,669
                                                                    -------        -------       --------       --------
        Total interest income                                         7,471          7,282         22,359         21,562
                                                                    -------        -------       --------       --------

INTEREST EXPENSE:
----------------
Interest on deposits                                                  1,043          1,065          3,168          3,051
Interest on short-term borrowings                                         2              7              8             64
                                                                    -------        -------       --------       --------
        Total interest expense                                        1,045          1,072          3,176          3,115
                                                                    -------        -------       --------       --------
        Net interest income                                           6,426          6,210         19,183         18,447
Provision for loan losses                                               --              --             --            300
                                                                    -------        -------       --------       --------
        Net interest income after provision
            for loan losses                                           6,426          6,210         19,183         18,147
                                                                    -------        -------       --------       --------

NONINTEREST INCOME:
------------------
Information services revenues:
   Freight and utility payment and
        processing revenue                                            4,494          4,492         14,205         13,156
   Freight rating services income                                       680            669          1,896          1,841
Service charges on deposit accounts                                     173            127            487            398
Gain on sale of debt securities                                          --            216             --            216
Other                                                                    57            122            230            513
                                                                    -------        -------       --------       --------
        Total noninterest income                                      5,404          5,626         16,818         16,124
                                                                    -------        -------       --------       --------
NONINTEREST EXPENSE:
-------------------
Salaries and employee benefits                                        6,062          6,067         18,923         17,850
Occupancy expense                                                       431            314          1,284          1,252
Equipment expense                                                       627            657          1,916          1,971
Other                                                                 1,767          1,986          5,289          5,623
                                                                    -------        -------       --------       --------
        Total noninterest expense                                     8,887          9,024         27,412         26,696
                                                                    -------        -------       --------       --------
        Income before income tax expense                              2,943          2,812          8,589          7,575
Income tax expense                                                    1,052            975          3,055          2,608
                                                                    -------        -------       --------       --------
        Net income                                                  $ 1,891        $ 1,837       $  5,534       $  4,967
                                                                    =======        =======       ========       ========

Earnings per share:
        Basic                                                       $   .49        $   .48       $   1.43       $   1.29
                                                                    -------        -------       --------       --------
        Diluted                                                     $   .48        $   .47       $   1.41       $   1.27
                                                                    -------        -------       --------       --------


See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  (IN THOUSANDS)
                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30
                                                                                            ---------------------------
                                                                                               1998              1997
                                                                                            ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------ -
Net income                                                                                  $   5,534         $   4,967
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                                             1,728             1,766
      Amortization of stock bonus awards                                                           46                83
      Provision for loan losses                                                                    --               300
      Decrease in accrued interest receivable                                                     304               362
      Gain on sale of debt securities                                                              --              (216)
      Other operating activities, net                                                             479            (1,555)
                                                                                            ---------         ---------
         Net cash provided by operating activities                                              8,091             5,707
                                                                                            ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from maturities of debt securities:
   Held-to-maturity                                                                            25,891            20,995
   Available-for-sale                                                                           1,999               849
Proceeds from sales of debt securities, available-for-sale                                         --            14,216
Purchases of debt and equity securities
   available-for-sale                                                                              --            (9,835)
Net (increase) decrease in loans                                                              (18,654)            1,015
Purchases of premises and equipment                                                              (724)           (3,856)
                                                                                            ---------         ---------
         Net cash provided by investing activities                                              8,512            23,384
                                                                                            ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net increase in noninterest-bearing demand,
   interest-bearing demand and savings deposits                                                20,724             6,211
Net increase (decrease) in time deposits                                                         (320)              368
Net increase (decrease) in accounts and drafts payable                                        (18,844)           23,833
Net decrease in short-term borrowings                                                            (195)           (2,208)
Cash proceeds from exercise of stock options                                                       52                --
Cash dividends paid                                                                            (2,086)           (1,504)
                                                                                            ---------         ---------
         Net cash provided by (used in)  financing activities                                    (669)           26,700
                                                                                            ---------         ---------
Net increase in cash and cash equivalents                                                      15,934            55,791
Cash and cash equivalents at beginning of period                                               99,124            67,156
                                                                                            ---------         ---------
Cash and cash equivalents at end of period                                                  $ 115,058         $ 122,947
                                                                                            =========         =========
Supplemental information:

         Cash paid for interest                                                             $   3,178         $   3,165
                                                                                            =========         =========
         Income taxes paid                                                                  $   2,775         $   1,735
                                                                                            =========         =========


See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998

Note 1 - Basis of Presentation

      Cass Commercial Corporation (the Company) provides a full range of banking services to individual, corporate and institutional customers, with a primary focus on privately held companies and church-related ministries, through its wholly owned subsidiary bank, Cass Commercial Bank (the Bank), formerly known as Cass Bank & Trust Company. The Bank is subject to competition from other financial and nonfinancial institutions throughout the metropolitan St. Louis, Missouri area. Additionally, the Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2 - Impact Of New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS 131 is a disclosure requirement, it will have no impact on the Company's consolidated financial position and results of operations. The Company has historically provided selected segment information in its annual consolidated financial statements.

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

      In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS 134) which conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. Since the Company has not securitized any mortgage loans, SFAS 134 will have no impact on the Company's consolidated financial position and results of operations.


Note 3 - Comprehensive Income

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. For the nine-month periods ended September 30, 1998 and 1997, unrealized holding gain
(loss) on debt and equity securities available-for-sale is the Company's only other comprehensive income component. Comprehensive income for the nine-month periods ended September 30, 1998 and 1997 is summarized as follows:

                                                                                (In Thousands)             (In Thousands)
                                                                              Three Months Ended          Nine Months Ended
                                                                                 September 30               September 30
                                                                                 ------------               ------------
                                                                               1998        1997           1998        1997
                                                                             -------     -------        -------     -------
Net Income                                                                   $ 1,891     $ 1,837        $ 5,534     $ 4,967

Other comprehensive income:
   Net unrealized gain on debt and
      equity securities available-for-sale, net of tax                           298         236            298         287

   Less: adjustment for gain on sale of debt
      and equity securities, available-for-sale,
      net of tax                                                                  --         143             --         143
                                                                             -------     -------        -------     -------

      Total other comprehensive income                                           298          93            298         144
                                                                             -------     -------        -------     -------
                                                                             $ 2,189     $ 1,930        $ 5,832     $ 5,111
                                                                             =======     =======        =======     =======

Note 4 - Earnings Per Share

      Average common shares outstanding for the nine month periods ended September 30, 1998 and 1997 were 3,861,903 and 3,858,548, respectively. Average common shares outstanding for the three month periods ended September 30, 1998 and 1997 were 3,862,811 and 3,858,548, respectively. The only dilutive instruments are stock options, which resulted in weighted average shares and dilutive potential common shares of 3,931,427 and 3,924,007 for the nine month periods ended September 30, 1998 and 1997, respectively and 3,927,843 and 3,930,792 for the three month periods ended September 30, 1998 and 1997, respectively.

Note 5 - Reclassifications

      Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. Such reclassifications have no effect on previously reported net income.


Note 6 - Supplemental Executive Retirement Plan

      During June 1998, the Company's Board of Directors established the Supplemental Executive Retirement Plan for key executive officers of the Company. This Plan was adopted to provide key executive employees through the Plan with retirement benefits that are comparable to those of other Company employees. Estimated annual costs to the Company for 1998 are $143,000.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Net Income
----------

      Cass Commercial Corporation (the Company) operates in two primary business segments through its two wholly owned subsidiaries, Cass Commercial Bank (the Bank), a commercial bank, and Cass Information Systems, Inc. (CIS), a payment processing and information services company, whose operations include the processing and payment of freight and utility charges, preparation of management reports, auditing of freight charges, rating of freight shipments and other payment related activities. The Company had net income of $5,534,000 for the nine-month period ended September 30, 1998 (the "First
Nine Months of 1998") compared to net income of $4,967,000 for the nine-month period ended September 30, 1997 (the "First Nine Months of 1997").

      The Company had net income of $1,891,000 for the three-month period ended September 30, 1998 ("Third Quarter of 1998") compared to net income of $1,837,000 for the three-month period ended September 30, 1997 ("Third Quarter of 1997").

      The following paragraphs more fully discuss the changes in financial condition and results of operations for the First Nine Months of 1998 compared to the First Nine Months of 1997 and for the Third Quarter of 1998 compared to the Third Quarter of 1997. Such information is provided on a consolidated basis for the Company, the Bank and CIS, with expanded disclosures for specific effects CIS's operations have on particular account captions.


Net Interest Income
-------------------

      The increase of $22,881,000 in average earning assets, net of interest-bearing liabilities, was the primary contributor of the increase in net tax-equivalent interest income of $727,000 in the First Nine Months of 1998 compared to the First Nine Months of 1997. The mix of earning assets changed in the First Nine Months of 1998 compared to the First Nine Months of 1997 with an increase of $56,437,000 in the average balance of federal funds sold and other short-term investments and a decrease of $40,436,000 in debt and equity securities. The Company's average earning assets, net of interest-bearing liabilities, increased $20,435,000 in the Third Quarter of 1998 compared to the Third Quarter of 1997, which was the primary contributor to an increase in net tax-equivalent interest income of $217,000. These changes are a result of the Company's ongoing asset/liability management program.

      The Company's tax-equivalent net interest margin on earning assets decreased in the First Nine Months of 1998 to 6.09% from 6.23% in the First Nine Months of 1997. The Company's tax-equivalent net interest margin on earning assets decreased in the Third Quarter of 1998 to 6.07% from 6.15% in the Third Quarter of 1997. These decreases are primarily due to the maturity of higher-yielding debt securities and an increased investment in federal funds sold and other short-term investments. See Tables 1 and 2 on pages 7 and 9 for further explanation of the changes in net interest income for the respective periods.

TABLE 1: CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
         INCOME ANALYSIS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(TAX-EQUIVALENT BASIS, IN THOUSANDS)

                                                                   AVERAGE             INCREASE                   INCREASE(DECREASE)
                                           AVERAGE BALANCE        YIELD/RATE        INCOME/EXPENSE                 DUE TO CHANGE IN
                                           ---------------        ----------        --------------       NET      ------------------
                                          1998       1997       1998     1997       1998      1997      CHANGE     VOLUME      RATE
                                          ----       ----       ----     ----       ----      ----      ------     ------      ----
ASSETS
------
Interest-earning assets:
   Loans                                $212,833    $203,518    8.37%    8.43%    $13,318    $12,828    $   490    $   583    $ (93)
   Investment in debt and equity
     securities                          113,490     153,926    6.12     6.22       5,194      7,159     (1,965)    (1,852)    (113)
   Federal funds sold and other
     short-term investments               96,896      40,459    5.43     5.52       3,932      1,669      2,263      2,291      (28)
                                        --------    --------    ----     ----     -------    -------    -------    -------    -----
     Total interest-earning assets       423,219     397,903    7.09     7.28      22,444     21,656        788      1,022     (234)
                                        --------    --------    ----     ----     -------    -------    -------    -------    -----
Nonearning assets:
   Cash and due from banks                19,588      17,258
   Premises and equipment                  9,576       9,459
   Other assets                           11,188      12,552
   Allowance for loan losses              (4,512)     (4,534)
                                        --------    --------
         Total assets                    459,059     432,638
                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits       33,478      31,548    3.55     3.52         888        831         57         51        6
   Savings deposits                       60,448      58,253    4.28     4.27       1,933      1,862         71         70        1
   Time deposits of $100,000
     or more                               3,982       3,804    5.71     5.52         170        157         13          7        6
   Other time deposits                     4,733       5,356    5.00     5.04         177        201        (24)       (23)      (1)
                                        --------    --------    ----     ----     -------    -------    -------    -------    -----
     Total interest-bearing deposits     102,641      98,961    4.13     4.12       3,168      3,051        117        105       12
   Short-term borrowings                     289       1,534    3.70     5.58           8         64        (56)       (40)     (16)
                                        --------    --------    ----     ----     -------    -------    -------    -------    -----
     Total interest-bearing liabilities  102,930     100,495    4.13     4.15       3,176      3,115         61         65       (4)
                                        --------    --------    ----     ----     -------    -------    -------    -------    -----

Noninterest-bearing liabilities:
   Demand deposits                        69,673      62,694
   Accounts and drafts payable           226,397     213,186
   Other liabilities                       5,631       6,863
                                        --------    --------
        Total liabilities                404,631     383,238
Stockholders' equity                      54,428      49,400
                                        --------    --------
        Total liabilities and
          stockholders' equity          $459,059    $432,638
                                        ========    ========
          Net interest income                                                     $19,268    $18,541    $   727    $   957    $(230)
                                                                                  =======    =======    =======    =======    =====
          Net yield on interest-earning
              assets                                            6.09%    6.23%
                                                                ====     ====


AVERAGE BALANCES, INTEREST AND RATES, Continued

NOTES:
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(2) Interest income on loans includes net fees of $15,000 and $4,000 for the First Nine Months of 1998 and 1997,
    respectively.

(3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%.  The tax-equivalent adjustment was approximately $85,000 and $94,000 for the First Nine Months of 1998 and 1997, respectively.

TABLE 2: CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
         INCOME ANALYSIS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(TAX-EQUIVALENT BASIS, IN THOUSANDS)

                                                                   AVERAGE             INCREASE                   INCREASE(DECREASE)
                                           AVERAGE BALANCE        YIELD/RATE        INCOME/EXPENSE                 DUE TO CHANGE IN
                                           ---------------        ----------        --------------       NET      ------------------
                                          1998       1997       1998     1997       1998      1997      CHANGE     VOLUME      RATE
                                          ----       ----       ----     ----       ----      ----      ------     ------      ----
ASSETS
------
Interest-earning assets:
   Loans                                $218,057    $201,422    8.27%    8.37%    $4,543     $4,250       $ 293      $ 347    $ (54)
   Investment in debt and equity
      securities                         103,481     145,863    6.09     6.16      1,588      2,266        (678)      (651)     (27)
   Federal funds sold and other
      short-term investments              99,995      54,495    5.42     5.77      1,367        792         575        625      (50)
                                         --------    --------    ----     ----     ------     ------       -----      -----    -----
      Total interest-earning assets      421,533     401,780    7.06     7.22      7,498      7,308         190        321     (131)
                                        --------    --------    ----     ----     ------     ------       -----      -----    -----
Nonearning assets:
   Cash and due from banks                20,753      18,019
   Premises and equipment                  9,324      10,127
   Other assets                            9,465      13,684
   Allowance for loan losses              (4,491)     (4,455)
                                        --------    --------
         Total assets                    456,584     439,155
                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits       32,293      31,914    3.54     3.61        288        290          (2)         3       (5)
   Savings deposits                       59,714      59,389    4.27     4.30        643        644          (1)         4       (5)
   Time deposits of $100,000
      or more                              3,997       4,425    5.56     5.83         56         65          (9)        (6)      (3)
   Other time deposits                     4,507       5,208    4.93     5.03         56         66         (10)        (9)      (1)
                                        --------    --------    ----     ----     ------     ------       -----      -----    -----
      Total interest-bearing deposits    100,511     100,936    4.12     4.19      1,043      1,065         (22)        (8)     (14)
   Short-term borrowings                     263         520    3.02     5.34          2          7          (5)        (3)      (2)
                                        --------    --------    ----     ----     ------     ------       -----      -----    -----
      Total interest-bearing
         liabilities                     100,774     101,456    4.11     4.19      1,045      1,072         (27)       (11)     (16)
                                         --------    --------    ----     ----     ------     ------       -----      -----    -----
Noninterest-bearing liabilities:
   Demand deposits                        72,568      64,868
   Accounts and drafts payable           222,173     215,224
   Other liabilities                       5,152       6,933
                                        --------    --------
         Total liabilities               400,667     388,481
Stockholders' equity                      55,917      50,674
                                        --------    --------
         Total liabilities and
          stockholders' equity          $456,584    $439,155
                                        ========    ========
          Net interest income                                                     $6,453     $6,236       $ 217      $ 332    $(115)
                                                                                  ======     ======       =====      =====    =====
          Net yield on interest-earning
           assets                                               6.07%    6.15%
                                                                ====     ====


AVERAGE BALANCES, INTEREST AND RATES, Continued

NOTES:
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(2) Interest income on loans includes net fees of $2,000 and $1,000 for the Third Quarter of 1998 and 1997,
    respectively.

(3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%.  The tax-equivalent adjustment was approximately $27,000 and $26,000 for the Third Quarter of 1998 and 1997, respectively.

Provision for Loan Losses
-------------------------

      A significant determinant of the Company's operating results is the level of loan losses and the provision for loan losses. There was no charge to earnings to provide for loan losses for the First Nine Months of 1998; however the Company charged $300,000 to earnings to provide for loan losses for the First Nine Months of 1997. Management made the decision to make a provision for loan losses in the First Nine Months of 1997 based on the loan growth experienced. The quality of the loan portfolio has continued to remain strong. The level of nonperforming loans, at .39% of average loans for the Nine Months ended September 30, 1998, remains well below industry averages. Nonperforming loans are covered over 5 times by the allowance for loan losses at September 30, 1998. The Company experienced net charge-offs of $11,000 in the First Nine Months of 1998.

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

      At September 30, 1998, impaired loans totalled $670,000 which includes $547,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $521,000 at September 30, 1998. The average balance of impaired loans during the First Nine Months of 1998 and the First Nine Months of 1997 was $1,061,000 and $1,063,000, respectively.

      The allowance for loan losses at September 30, 1998 was $4,473,000 and at December 31, 1997 was $4,484,000. The allowance for loan losses at September 30, 1998 represents 2.08% of total loans outstanding compared to 2.28% at December 31, 1997.

      The following table presents information as of and for the three and nine-month periods ended September 30, 1998 and 1997 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30                  September 30
                                                                 ------------------------      ------------------------
                                                                    1998           1997           1998           1997
                                                                 ---------      ---------      ---------      ---------
                                                                                  (dollars in thousands)
Allowance at beginning of period                                 $   4,569      $   4,447      $   4,484      $   4,396
Provision for loan losses charged to expense                            --             --             --            300

Loans charged off                                                     (105)            (1)          (105)          (412)
Recoveries on loans previously charged off                               9             21             94            183
                                                                 ---------      ---------      ---------      ---------
Net loan (charge-offs) recoveries                                      (96)            20            (11)          (229)
                                                                 ---------      ---------      ---------      ---------
Allowance at end of period                                       $   4,473      $   4,467      $   4,473      $   4,467
                                                                 =========      =========      =========      =========
Loans outstanding:
      Average                                                    $ 218,057      $ 201,422      $ 212,833      $ 203,518
      September 30                                                 215,121        196,531        215,121        196,531

Ratio of allowance for loan losses to
   loans outstanding:
      Average                                                         2.05%          2.22%          2.10%          2.19%
      September 30                                                    2.08%          2.27%          2.08%          2.27%

Nonperforming loans:
      Nonaccrual loans                                            $    547       $    360       $    547       $    360
      Loans past due 90 days or more                                   274             --            274             --
                                                                 ---------      ---------      ---------      ---------
         Total                                                    $    821       $    360       $    821       $    360
                                                                 ---------      ---------      ---------      ---------
Nonperforming loans as a percent of
           average loans                                               .38%           .18%           .39%           .18%

Noninterest Income
------------------

      Noninterest income is principally derived from service fees generated by CIS's Payment Systems and Software Systems Groups. Total noninterest income for the First Nine Months of 1998 increased $694,000 (4.3%) compared to the First Nine Months of 1997. Total noninterest income for the Third Quarter of 1998 decreased $222,000 (3.9%) from the Third Quarter of 1997.

      CIS's Payment Systems Group experienced an increase in processing revenues of $1,049,000 (8.0%) in the First Nine Months of 1998 compared to the First Nine Months of 1997. This increase includes CIS's utility processing revenue, which increased $377,000 (253.0%) in the First Nine Months of 1998 compared to the First Nine Months of 1997. Freight processing revenue increased $672,000 (5.2%) in the First Nine Months of 1998 compared to the First Nine Months of 1997. The volume of accepted new business proposals remains strong and should result in increasing revenues in CIS's Payment Systems Group as new accounts are placed in service throughout the remainder of 1998.

      CIS's Freight Rating Services Group experienced an increase in revenues of $55,000 (3.0%) in the First Nine Months and an increase in revenues of $11,000 (1.6%) in the Third Quarter of 1998 compared to the corresponding periods of 1997.

      Other noninterest income decreased $283,000 (55.2%) in the First Nine Months of 1998 and decreased $65,000 (53.3%) in the Third Quarter of 1998 compared to the corresponding periods of 1997. The Bank received a buyout of its headquarters lease in the First Nine Months of 1997 in excess of the remaining net book value of leasehold improvements which resulted in a one-time gain of $95,000. Amortization of negative goodwill, relating to a prior acquisition made by CIS, was fully amortized in 1997 which contributed $217,000 to noninterest income for the First Nine Months of 1997 and $72,000 in the Third Quarter of 1997.

Noninterest Expense
-------------------

      Total noninterest expense for the First Nine Months of 1998 increased $716,000 (2.7%) from the First Nine Months of 1997. Total noninterest expense for the Third Quarter of 1998 decreased $137,000 (1.5%) from the Third Quarter of 1997.

      Salaries and benefits expense increased $1,073,000 (6.0%) in the First Nine Months of 1998 compared to the First Nine Months of 1997. The increase relates primarily to separation costs associated with the streamlining and integration of operations in the freight rating services group which were expensed in the First Nine months of 1998, combined with annual pay increases.

      Occupancy expense increased $32,000 (2.6%) in the First Nine Months of 1998 compared to the First Nine Months of 1997. In the First Nine Months of 1997 CIS's Chicago location received a $72,000 reimbursement for rent expense to vacate their building by the end of 1997, which was offset with a reduction in rent paid for the new location in the First Nine Months of 1998 compared with the First Nine Months of 1997.

      Other noninterest expense decreased $334,000 (5.9%) in the First Nine Months of 1998 compared to the First Nine Months of 1997. Other noninterest expense decreased $219,000 (11.0%) in the Third Quarter of 1998 compared to the Third Quarter of 1997. These decreases are attributable to several items including decreases in both outside service fees and professional fees.

Balance Sheet Analysis
----------------------

      Cash and due from banks increased from $10,849,000 at December 31, 1997 to $17,342,000 at September 30, 1998. The average balance of cash and due from banks increased $2,330,000 (13.5%) from $17,258,000 in the First Nine Months of 1997 to $19,588,000 in the First Nine Months of 1998.

      Federal funds sold and other short-term investments increased from $88,275,000 at December 31, 1997 to $97,716,000 at September 30, 1998. The
average balance of these accounts was $96,896,000 in the First Nine Months of 1998 compared to $40,459,000 in the First Nine Months of 1997. The increase in the average balance of these accounts resulted primarily from maturities of debt securities and increased average balances in accounts and drafts payable. See Table 1 and Table 2 on pages 7 and 9 for a presentation of average balances.

      Total loans increased $18,643,000 (9.5%) from $196,478,000 at
December 31, 1997 to $215,121,000 at September 30, 1998. The average balances of loans increased $9,315,000 (4.6%) from $203,518,000 in the First Nine Months of 1997 to $212,833,000 in the First Nine Months of 1998. Loan demand and new business volume increased throughout 1997 and has continued into the First Nine Months of 1998. Outstanding loans remained at relatively similar levels in 1997 due to loan repayments resulting from several loan customers selling their businesses or requesting credit extensions higher than the Company could provide.

      Investments in debt and equity securities decreased $27,656,000 (21.9%) from $126,251,000 at December 31, 1997 to $98,595,000 at September 30, 1998.
The average balance of investment securities decreased $40,436,000 (26.3%) from $153,926,000 in the First Nine Months of 1997 to $113,490,000 in the First Nine Months of 1998 as a result of the Company's ongoing asset/liability management program.

      Total earning assets increased $428,000 (0.1%) From $411,004,000 at December 31, 1997 to $411,432,000 at September 30, 1998. The average balance of earning assets increased $25,316,000 (6.4%) from $397,903,000 in the First Nine Months of 1997 to $423,219,000 in the First Nine Months of 1998. This increase was funded by an increase of $13,211,000 in the average balance of accounts and drafts payable and an increase of $10,659,000 in average total deposits.

      Interest-bearing deposits increased from $103,899,000 at December 31, 1997 to $114,142,000 at September 30, 1998. The average balances of these deposits increased $3,680,000 (3.7%) from $98,961,000 in the First Nine Months of 1997 to $102,641,000 in the First Nine Months of 1998.

      Noninterest-bearing deposits increased $10,161,000 (16.4%) from $61,958,000 at December 31, 1997 to $72,119,000 at September 30, 1998. The
average balance of these accounts increased $6,979,000 (11.1%) from $62,694,000 in the First Nine Months of 1997 to $69,673,000 in the First Nine Months of 1998 which reflects increased business development efforts at the Bank.

      Accounts and drafts payable generated by CIS in its payment operations decreased $18,844,000 (8.8%) from $213,755,000 at December 31, 1997 to
$194,911,000 at September 30, 1998. The average balances of these funds increased $13,211,000 (6.2%) from $213,186,000 for the First Nine Months of 1997 to $226,397,000 in the First Nine Months of 1998. This increase has resulted from successful sales efforts leading to the addition of new processing volume.

Liquidity
---------

      As of September 30, 1998, approximately 49% of the Company's loan portfolio was composed of commercial loans, of which 75% represented loans maturing within one year. As of the same date, real estate loans, primarily commercial, represented approximately 50% of the total and of these, 37% represented balances maturing within one year. Approximately 1% of the loan portfolio is represented by installment loans.

      The liquidity of the Company is primarily represented by cash and due from banks of $17,342,000 and federal funds sold and other short-term investments of $97,716,000 at September 30, 1998. Included in this caption are $63,000,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

      Investments in debt and equity securities represented approximately 22% of total assets at September 30, 1998. Of the U.S. Government securities in the Company's investment portfolio, which represented 73% of the total, 34% have maturities of less than one year. U.S. Government Agencies and Corporations represented 26% of the total. Obligations of states and political subdivisions constituted 1% of the investment portfolio at September 30, 1998. There were no sales of debt securities in the First Nine Months of 1998. Of the total portfolio, over 86% of the securities have maturities of five years or less. These securities provide the Company longer term liquidity than its primary sources, cash and due from banks and other short-term instruments. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available-for-sale; however, the Company does not foresee any such short-term liquidity needs.

      The funds provided by the Bank consist of a sizable volume of core deposits. Historically, the Company has been a net provider of federal funds. During the First Nine Months of 1998, the Company was a net provider of federal funds, averaging over $19,384,000 in net funds sold. Additionally, the Company averaged over $77,512,000 in short-term money market funds during the First Nine Months of 1998. The Company was able to meet its liquidity requirements in the First Nine Months of 1998 through the growth of deposit accounts and the liquid nature of federal funds sold and other short-term investments.

Asset/Liability Management Program
----------------------------------

      The Company's earning assets significantly exceed its interest-bearing liabilities. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. Within this framework, the Company's asset/liability management program strives to maintain an appropriate balance between rate-sensitive assets and liabilities. The primary goal of the Company is to maintain a level of earning assets net of interest-bearing liabilities which over time will produce a relatively high net interest margin compared to other financial institutions. This asset-sensitive position does mean that net interest income could be reduced in a declining rate environment. The Company's Investment Committee monitors the sensitivity of its subsidiaries' assets and liabilities with respect to changes in interest rates and repricing opportunities, and directs the overall acquisition and allocation of funds.

      The following table presents the Company's rate sensitive position at September 30, 1998 for the various time frames indicated.

                                                                     OVER        OVER
                                                                    THREE        SIX       OVER ONE
                                                        THREE      THROUGH     THROUGH     THROUGH       OVER
                                           VARIABLE     MONTHS       SIX        TWELVE       FIVE        FIVE
                                             RATE      OR LESS      MONTHS      MONTHS      YEARS       YEARS       TOTAL
                                             ----      -------      ------      ------      -----       -----       -----
                                                                   (Dollars expressed in thousands)
Interest-earning assets:

   Loans                                   $ 85,055     $13,206    $  7,939    $ 13,982    $ 93,479    $  1,460    $215,121
   Investment in debt and
      equity securities                         --        6,081       6,016      12,018      61,247      13,233      98,595
   Federal funds sold and other
      short-term investments                 97,716         --          --          --          --          --       97,716
                                           --------     -------    --------    --------    --------    --------    --------
      Total interest-earning assets        $182,771     $19,287    $ 13,955    $ 26,000    $154,726    $ 14,693    $411,432
                                           ========     =======    ========    ========    ========    ========    ========

Interest-bearing liabilities:

   Interest-bearing
      transaction accounts                 $105,840     $   --     $    --     $    --     $    --     $    --     $105,840
   Time deposits-$100,000
      or more                                   --        1,384       1,050       1,359         --          --        3,793
   Other time deposits                          --          926       1,220       1,682         681         --        4,509
   Short-term borrowings                        211         --          --          --          --          --          211
                                           --------     -------    --------    --------    --------    --------    --------
      Total interest-bearing
         liabilities                       $106,051     $ 2,310    $  2,270    $  3,041    $    681    $    --     $114,353
                                           ========     =======    ========    ========    ========    ========    ========
Interest sensitivity gap:
   Periodic                                $ 76,720     $16,977    $ 11,685    $ 22,959    $154,045    $ 14,693    $297,079
   Cumulative                                76,720      93,697     105,382     128,341     282,386     297,079

Ratio of interest-sensitive
 assets to interest-sensitive
 liabilities:
   Periodic                                   1.72x       8.35x       6.15x       8.55x     227.20x         --        3.60x
   Cumulative                                 1.72x       1.86x       1.95x       2.13x       3.47x       3.60x       3.60x

Capital Resources
-----------------

      Stockholders' equity was $56,497,000 or 12.75% of total assets at September 30, 1998, an increase of $3,844,000 over the balance at December
31, 1997. This increase resulted from net income of $5,534,000; the amortization of the stock bonus plan of $46,000; increase in unrealized holding gains of $298,000; cash received from the exercise of stock options of $52,000; and offset by dividends paid of $2,086,000 ($.54 per share).

      Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

      The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at September 30, 1998:

                                                                   Company           Cass
                                                                 Consolidated        Bank
                                                                 ------------        ----
            Total capital (to risk-weighted assets)                  22.84%         16.20%
            Tier I capital (to risk-weighted assets)                 21.58          14.95
            Tier I capital (to average assets)                       12.13          11.38

The Year 2000 Issue
-------------------

      The Year 2000 issue relates to systems that have used a two-digit format rather than a four-digit format to represent the year. The risk of system failure and data processing errors may be the result of this programming logic. Management has implemented a company-wide initiative for preparing its systems, applications and equipment for functionality in the Year 2000 and beyond. The Company's Year 2000 project consists of five phases including awareness, assessment, renovation, testing and implementation. The awareness and assessment phases are substantially complete; renovation, testing and implementation are well underway.

      The Company continues to monitor efforts to ready internal systems for the Year 2000. Highest priority has been assigned to those systems determined to be critical to the ongoing operations of the Company. Programming changes and testing of critical systems, applications, and equipment are scheduled to be substantially complete by December 31, 1998. If modifications to existing systems and conversions to new systems proceed as scheduled, management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company.

      The Company modified its credit risk assessment to include the consideration of incremental risk that may be posed by customer's inability, if any, to address Year 2000 issues. Management presently believes this risk to be manageable, and continues to monitor customer's efforts to prepare for the Year 2000. Additionally, the Company has implemented a process for assessing the readiness of its major vendors, suppliers and business partners. There can be no guarantee, however, that the systems of these outside parties will be remediated on a timely basis. To that end, there is no assurance that a failure to remediate by one of these parties would not have a material adverse effect on the Company.

      The Company believes it will substantially complete the implementation of its Year 2000 program prior to the commencement of the Year 2000. However, the risk of system failures, either internal or external, cannot be eliminated. Therefore, the Company intends to assess the worst case scenario
caused by the Year 2000 issue and address the possible effects thereof.   The
Company will assess the types and nature of contingency plans that will be required to maintain the Company's operational capacity after January 1, 2000. This assessment will cover all critical areas of the Company, as well as customers, suppliers and business partners.

      To date, the Company and its subsidiaries have incurred approximately $1.3 million in both direct and indirect costs associated with Year 2000 readiness efforts. The Company estimates that $2.9 million will approximate total expenditures through the Year 2000. This includes internal and external costs that will be expensed, as well as new hardware and software
which will be capitalized.   Funding for costs associated with Year 2000
efforts will be derived from normal operating cash flow. As a result, Year 2000 expenses are not expected to have a material effect on the Company's results of operations.

      The foregoing discussion of Year 2000 issues is based on management's most current estimates. These estimates utilize multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, third party efforts, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual costs and results could differ materially from the estimates currently anticipated by the Company.

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

Item 3.     DEFAULTS IN SENIOR SECURITIES
            -----------------------------
            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
            ----------------------------------
            SECURITY HOLDERS
            ----------------
            None

Item 5.     OTHER INFORMATION
            -----------------
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)   None

            (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CASS COMMERCIAL CORPORATION

      DATE:    November 5, 1998         By  /s/ Lawrence A. Collett
                                          ------------------------------------
                                                Lawrence A. Collett
                                          Chairman and Chief Executive Officer



      DATE:    November 5, 1998         By   /s/ Eric H. Brunngraber
                                          ------------------------------------
                                                 Eric H. Brunngraber
                                              Vice President-Secretary
                                        (Chief Financial and Accounting Officer)