Form 10-K405
period 1998-12-31
CASS COMMERCIAL CORP
filed 1999-03-24
CIK 708781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
    /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                     For the year ended December 31, 1998

    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the fiscal period from -------- to ---------

                        Commission file number 2-80070

                          CASS COMMERCIAL CORPORATION
------------------------------------------------------------------------------
              (Exact name of registrant specified in its charter)

             Missouri                                      43-1265338
------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

13001 Hollenberg Drive, Bridgeton, Missouri                      63044
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (314) 506-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class               Name of each exchange on which registered
-------------------               -----------------------------------------
       None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock par value $.50
------------------------------------------------------------------------------
                               (Title of Class)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.           X
                                                 -----

      As of March 15, 1999, 3,873,711 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $75,590,623 based upon the NASDAQ Stock Market closing price of $24.875 for March 15, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Part I and II hereof.

2. Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 1999 is incorporated by reference in Part III hereof.

                                    PART I.
                                    -------

ITEM 1.     BUSINESS
            --------

Cass Commercial Corporation
---------------------------

      Registrant, Cass Commercial Corporation (the "Company"), is a bank holding corporation organized in 1982 under the laws of Missouri and approved by the Board of Governors of the Federal Reserve system in February 1983 and is governed by regulations of the Board of Governors of the Federal Reserve system applying to bank holding companies. As of December 31, 1998, the Company owned 100% of the outstanding shares of common stock of Cass
Commercial Bank ("Cass Bank"), formerly known as Cass Bank and Trust Company and Cass Information Systems, Inc. ("CIS"), a nonbanking subsidiary. The business of the Company is providing supervisory assistance to its subsidiaries in the form of centralized accounting, human resources and internal auditing services.

      The Company and its subsidiaries had 558 full-time and 33 part-time employees as of March 15, 1999.

      Total interest income, net revenue, income (loss) before income tax, income tax expense (benefit), identifiable assets, depreciation and amortization expense and capital expenditures attributable to each business segment, for the three years ended December 31, 1998 are set forth in Note 12 of the Notes to Consolidated Financial Statements on page 29 of the Cass Commercial Corporation 1998 Annual Report, which note is hereby incorporated by reference.

Cass Commercial Bank
--------------------

      Cass Bank was organized as a Missouri Trust Company with banking powers in 1906. Its principal banking office is located at 13001 Hollenberg Drive, Bridgeton, Missouri and it has five other banking branches in Missouri.

      Cass Bank provides banking services in the commercial, industrial and residential areas it serves. Its primary focus is privately owned businesses and churches and church-related ministries. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts and other cash management services. Although Cass Bank has trust powers, it does not operate a trust department. At December 31, 1998, Cass Bank had total assets of $228,032,000, deposits of $196,450,000 and aggregate capital accounts of $25,364,000 and for the year ended December 31, 1998, had net income of $3,199,000.

      Cass Bank encounters substantial competition from other banks located throughout the St. Louis metropolitan area. Savings and loan associations, credit unions, other financial institutions and non-bank providers of financial services also provide competition. However, the principal competition is represented by bank holding company affiliates, many of which are larger and have greater resources than Cass Bank, and are able to offer a wide range of banking and related services.

Cass Information Systems, Inc.
------------------------------

      CIS provides information and payment related services. In 1956, Cass Bank began the operation of a freight payment service to meet the needs of shippers and receivers of freight and transportation companies in the St. Louis metropolitan area. This service was well received and, in 1967, its marketing was expanded to cover the entire United States. The range and scope of the services have been expanded significantly over the years. Today many Fortune 500 companies in the United States utilize the broad array of services provided by CIS. These services now include the processing of freight, utility and other payments, delivery of management reports, voice response systems and the internet, and other services such as auditing, rating and other payment related activities.

      The headquarters and main operating location of CIS is at 13001 Hollenberg Drive, Bridgeton, Missouri. Other operating locations are in Columbus, Ohio; Chicago, Illinois and Boston, Massachusetts.

      CIS's competition comes from within and outside the banking industry. Many banks, which had provided freight payment services in the past, have ceased providing such services or have sold those operations. CIS also competes with several nonbank companies throughout the United States. The Company believes CIS to be the largest firm in the freight bill payment industry in terms of the total dollars of freight bills paid, the total number of employees on staff, total revenues and total assets employed. Nonbank competition consists of five primary competitors and numerous small freight bill audit firms located in cities throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis.

      CIS owns several service marks for the freight payment services and logistics information software it provides. Those marks deemed the most valuable are:

            Freightpay-    The basic freight payment services provided by CIS

            Ratemaker-     The rate maintenance software product which is
                           provided to customers on a service basis as well

            First Rate-    The carrier selection software product which is
                           also available in a service environment

      In addition, CIS either owns or has applied for other service marks.

      CIS continues to expand its Electronic Data Interchange ("EDI") capabilities. CIS currently processes approximately 50% of its freight payment transactions via EDI and anticipates a continuing increase in this method of processing.

      CIS is not dependent on any one customer for a large portion of its business. It has a varied client base with no individual client exceeding 5% of total revenue.

      For the year 1998, CIS had net income of $4,291,000. Total assets at December 31, 1998 were $285,397,000.


REGULATION AND SUPERVISION
--------------------------

      General
      -------

      The Company and Cass Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

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

      The BHC Act requires every bank holding company to obtain the prior approval of the FRB before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control 5% or more of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

      With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of 5% or more of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. The scope of permissible nonbanking activities may be expanded from time to time by the FRB by regulation or order. Such activities may also be affected by Federal legislation.

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

      A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, written agreement with the FRB, or any condition imposed by the FRB. This notification requirement does not apply to any company that is "well-capitalized" and "well-managed" as defined in the regulation and is not subject to any unresolved supervisory issues.

      Additional aspects of the regulation of bank holding companies under Federal law are discussed below.

      State Bank Holding Company Regulation
      -------------------------------------

      The Company, as a Missouri bank holding company, is also subject to regulation by the Division of Finance of the State of Missouri (the "Division of Finance"). Under the Missouri banking laws, prior approval of the Division of Finance is required before a bank holding company may acquire control of a Missouri chartered bank or a bank holding company incorporated in Missouri. In addition, under the Missouri banking laws, it is unlawful for any bank holding company to obtain control of any bank if the total deposits in the bank together with the total deposits in all banks in Missouri controlled by such bank holding company exceed 13% of the total deposits held by all depository financial institutions in Missouri. In computing deposits for purposes of this calculation, certificates of deposit in the face amount of $100,000 or more, deposits from outside the United States and deposits from banks not controlled by the bank holding company are excluded. Depository financial institution is defined as any financial institution which accepts deposits and which can insure such deposits through an agency of the Federal government. As of December 31, 1998, the Company's consolidated Missouri deposits represented less than 1% of the total deposits held by all Missouri depository financial institutions.

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

      The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC reduced the assessment rates for 1997 to a range of zero (0) cents to 27 cents per $100 of insured deposits and this rate remained the same in 1998. The Bank qualified for the $0 assessment rate for 1998, however the Bank paid approximately $21,000 in assessments from the Financing Corporation (FICO). The FICO debt service assessment became applicable to all insured institutions as of January 1, 1997, in accordance with the Deposit Insurance Act of 1996. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

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

      As of December 31, 1998, the Company and the Bank's risk-based Total Capital and Tier 1 Capital ratios, and Leverage ratio, were as follows:

                                                         Company      Cass
                                                      Consolidated    Bank
                                                      ------------    ----
            Total Capital to Risk-Weighted Assets        21.14%      15.12%

            Tier 1 Capital to Risk-Weighted Assets       19.89%      13.86%

            Tier 1 Capital to Average Assets             12.05%      12.04%

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

      The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank is well capitalized if it: (i) has a risk-based capital ratio of 10% or greater;
(ii) has a ratio of Tier I capital to risk-adjusted assets of 6% or greater;
(iii) has a ratio of Tier I capital to average assets of 5% or greater; and
(iv) is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital for any capital measure. A bank is adequately capitalized if it is not "well capitalized" and: (i) has a risk-based capital ratio of 8% or greater; (ii) has a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and
(iii) has a ratio of Tier I capital to average assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to average asset are 3% or greater). At December 31, 1998 Cass Bank was categorized as "well capitalized".

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

                                                                       FOR THE YEAR ENDED DECEMBER 31
                                                              ------------------------------------------------
                                                     1998                           1997                           1996
                                         ---------------------------     --------------------------    --------------------------
                                                     INTEREST                      INTEREST                       INTEREST
                                         AVERAGE     INCOME/   YIELD/    AVERAGE   INCOME/    YIELD/   AVERAGE    INCOME/   YIELD/
                                         BALANCE     EXPENSE    RATE     BALANCE   EXPENSE     RATE    BALANCE    EXPENSE    RATE
                                         -------     -------    ----     -------   -------     ----    -------    -------    ----
                                                                      (DOLLARS EXPRESSED IN THOUSANDS)
ASSETS <F1>
------

Earning assets:
   Loans <F2><F3>:
      Taxable                           $210,168     $17,404    8.28%  $199,633    $16,781     8.41%  $190,634   $16,096    8.44%
      Tax-exempt <F4>                      2,907         266    9.15      2,647        257     9.71      1,462       147   10.05
   Debt and equity securities <F5>:
      Taxable                            107,924       6,538    6.06    146,534      9,074     6.19    158,884     9,729    6.12
      Tax-exempt <F4>                      1,351         103    7.62      1,493        114     7.64      1,407       110    7.82
   Federal funds sold and other
      short-term investments             110,805       5,858    5.29     57,900      3,181     5.49     40,639     2,132    5.25
                                        --------     -------           --------    -------            --------   -------
          Total earning assets           433,155      30,169    6.96    408,207     29,407     7.20    393,026    28,214    7.18
                                        --------     -------    ====   --------    -------     ====   --------   -------   =====
Nonearning assets:
   Cash and due from banks                21,124                         17,665                         17,945
   Premises and equipment, net             9,516                          7,902                          8,091
   Other assets                           10,283                         14,645                         10,196
   Allowance for loan losses              (4,472)                        (4,519)                        (6,305)
                                        --------                       --------                       --------
          Total assets                  $469,606                       $443,900                       $422,953
                                        ========                       ========                       ========

                                                                                                                   (continued)


AVERAGE BALANCES, INTEREST AND RATES, CONTINUED

                                                                       FOR THE YEAR ENDED DECEMBER 31
                                                              ------------------------------------------------
                                                     1998                           1997                           1996
                                         ---------------------------     --------------------------    --------------------------
                                                     INTEREST                      INTEREST                       INTEREST
                                         AVERAGE     INCOME/   YIELD/    AVERAGE   INCOME/    YIELD/   AVERAGE    INCOME/   YIELD/
                                         BALANCE     EXPENSE    RATE     BALANCE   EXPENSE     RATE    BALANCE    EXPENSE    RATE
                                         -------     -------    ----     -------   -------     ----    -------    -------    ----
                                                                      (DOLLARS EXPRESSED IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS'
-----------------------------
EQUITY<F1>
------

Interest-bearing liabilities:
   Interest-bearing demand
      deposits                          $ 34,296     $ 1,198    3.49%  $ 31,873    $ 1,130     3.55%  $ 24,895   $   826    3.32%
   Savings deposits                       62,246       2,624    4.22     59,918      2,562     4.28     68,565     3,139    4.58
   Time deposits of
      $100,000 or more                     3,928         222    5.65      3,984        222     5.57      4,512       242    5.36
   Other time deposits                     4,665         227    4.87      5,296        267     5.04      5,790       296    5.11
                                        --------     -------           --------    -------            --------   -------
          Total interest-
            bearing deposits             105,135       4,271    4.06    101,071      4,181     4.14    103,762     4,503    4.34
   Short-term borrowings                     280          10    3.57      1,241         67     5.40      3,090       139    4.50
                                        --------     -------           --------    -------            --------   -------
          Total interest-bearing
            liabilities                  105,415       4,281    4.06    102,312      4,248     4.15    106,852     4,642    4.34
                                        --------     -------    ====   --------    -------     ====   --------   -------   =====
Noninterest-bearing
   liabilities:
      Demand deposits                     71,649                         60,707                         57,833
      Accounts and drafts payable        231,655                        223,990                        206,269
      Other liabilities                    5,641                          6,926                          6,749
                                        --------                       --------                       --------
          Total liabilities              414,360                        393,935                        377,703
Shareholders' equity                      55,246                         49,965                         45,250
                                        --------                       --------                       --------
          Total liabilities and
            shareholders' equity        $469,606                       $443,900                       $422,953
                                        ========                       ========                       ========

Net interest income                                  $25,888                       $25,159                       $23,572
                                                     =======                       =======                       =======

Net interest margin                                             5.98%                          6.16%                        6.00%
                                                                ====                           ====                        =====

Interest spread                                                 2.90%                          3.05%                        2.84%
                                                                ====                           ====                        =====

                                                                                                                   (continued)


AVERAGE BALANCES, INTEREST AND RATES, CONTINUED


NOTES:

<F1>  Balances shown are daily averages.

<F2>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 1998 Consolidated Financial Statements, incorporated by reference herein.

<F3>  Interest income on loans includes net loan fees of $27,000, $6,000 and
      $8,000 for 1998, 1997 and 1996, respectively.

<F4>  Income is presented on a tax-equivalent basis assuming a tax rate of
      34% for 1998, 1997 and 1996. The tax-equivalent adjustment was approximately $125,000, $124,000 and $88,000 for 1998, 1997 and 1996,
      respectively.

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

                                                            FOR THE YEAR ENDED DECEMBER 31
                                                         ------------------------------------
                                              1998 COMPARED TO 1997               1997 COMPARED TO 1996
                                             INCREASE (DECREASE) DUE             INCREASE (DECREASE) DUE
                                                  TO CHANGE IN:                       TO CHANGE IN:
                                               -------------------                 -------------------
                                                                  NET                                 NET
                                         VOLUME        RATE      CHANGE      VOLUME        RATE      CHANGE
                                         ------        ----      ------      ------        ----      ------
                                                           (DOLLARS EXPRESSED IN THOUSANDS)
Interest earned on:
   Loans <F1><F2>:
        Taxable                         $   875       $(252)    $   623      $  757       $ (72)     $  685
        Tax-exempt <F3>                      24         (15)          9         115          (5)        110
   Debt and equity securities:
        Taxable                          (2,343)       (193)     (2,536)       (764)        109        (655)
        Tax-exempt <F3>                     (11)         --         (11)          7          (3)          4
   Federal funds sold and other
        short-term investments            2,801        (124)      2,677         944         105       1,049
                                        -------       -----     -------      ------       -----      ------

              Total interest income       1,346        (584)        762       1,059         134       1,193
                                        -------       -----     -------      ------       -----      ------
Interest expense on:
   Interest-bearing demand deposits          85         (17)         68         244          60         304
   Savings deposits                          99         (37)         62        (379)       (198)       (577)
   Time deposits of $100,000 or more         (3)          3          --         (29)          9         (20)
   Other time deposits                      (31)         (9)        (40)        (25)         (4)        (29)
   Short-term borrowings                    (40)        (17)        (57)        (96)         24         (72)
                                        -------       -----     -------      ------       -----      ------

              Total interest expense        110         (77)         33        (285)       (109)       (394)
                                        -------       -----     -------      ------       -----      ------

              Net interest income       $ 1,236       $(507)    $   729      $1,344       $ 243      $1,587
                                        =======       =====     =======      ======       =====      ======


NOTES:

<F1>  Average balances include nonaccrual loans.

<F2>  Interest income includes net loan fees.

<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 34% for 1998, 1997 and 1996.

II. INVESTMENT PORTFOLIO

THE CARRYING VALUE OF DEBT AND EQUITY SECURITIES BY CATEGORY OF SECURITIES FOR EACH YEAR, IS AS FOLLOWS:

                                                                 DECEMBER 31
                                                      ----------------------------------
                                                      1998           1997           1996
                                                      ----           ----           ----
                                                       (DOLLARS EXPRESSED IN THOUSANDS)
            U.S. Government Treasury securities      $58,976       $ 93,148       $121,461
            Obligations of U.S. Government
               corporations and agencies              23,519         31,410         36,513
            States and political
               subdivisions                            1,278          1,492          1,492
            Stock of the Federal Reserve Bank            201            201            201
                                                     -------       --------       --------
                     Total investments               $83,974       $126,251       $159,667
                                                     =======       ========       ========

AT DECEMBER 31, 1998, THE MATURITY AND WEIGHTED AVERAGE YIELD ON DEBT SECURITIES IS AS FOLLOWS:

                                                        AFTER          AFTER
                                                      ONE YEAR      FIVE YEARS
                                          ONE          THROUGH        THROUGH         AFTER          WEIGHTED
                                        YEAR OR         FIVE            TEN            TEN           AVERAGE
                                         LESS           YEARS          YEARS          YEARS           YIELD
                                         ----           -----          -----          -----           -----
                                                         (DOLLARS EXPRESSED IN THOUSANDS)
      U.S. Government  Treasury
         securities                     $24,009        $34,967         $   --         $   --           6.19%
      Obligations of U.S. Govern-
         ment corporations and
         agencies                         1,792         10,571          6,484          4,672           5.76
      States and political
         subdivisions                        25            210          1,043             --           5.02
                                        -------        -------         ------         ------
         Total investments              $25,826        $45,748         $7,527         $4,672           6.05%
                                        =======        =======         ======         ======           ====

      Weighted average yield               6.17%          6.08%          6.29%          7.08%
                                        =======        =======         ======         ======

There was no single issuer of securities in the investment portfolio at December 31, 1998 other than the U.S. Government and U.S. Government corporations and agencies, for which the aggregate amortized cost exceeded ten percent of total shareholders' equity.

III. LOAN PORTFOLIO

THE COMPOSITION OF THE LOAN PORTFOLIO IS AS FOLLOWS:

                                                                    DECEMBER 31
                                             ----------------------------------------------------------
                                          1998           1997           1996           1995           1994
                                          ----           ----           ----           ----           ----
                                                         (DOLLARS EXPRESSED IN THOUSANDS)
Commercial and industrial               $ 95,663       $ 93,633       $ 94,962       $ 98,641       $ 91,500
Real estate:
   Mortgage                              101,468         87,573         85,360         58,746         48,997
   Construction                           16,547          7,893          9,164         11,057          4,253
Industrial revenue bonds                   5,951          2,520          2,851          1,117          1,561
Installment                                2,458          3,066          3,794          3,954          5,226
Other                                      2,801          1,793          1,644            678            929
                                        --------       --------       --------       --------       --------
      Total loans                       $224,888       $196,478       $197,775       $174,193       $152,466
                                        ========       ========       ========       ========       ========

LOANS AT DECEMBER 31, 1998 MATURE AS FOLLOWS:

                                                       OVER ONE YEAR                     OVER
                                                     THROUGH FIVE YEARS               FIVE YEARS
                                                     ------------------               ----------
                                   ONE YEAR        FIXED         FLOATING        FIXED          FLOATING
                                   OR LESS         RATE            RATE          RATE             RATE         TOTAL
                                   -------         ----            ----          ----             ----         -----
                                                             (DOLLARS EXPRESSED IN THOUSANDS)
Commercial and industrial         $ 71,177        $17,735        $ 6,417         $  334          $   --      $ 95,663
Real estate:
   Mortgage                         20,974         74,823          4,232          1,439              --       101,468
   Construction                     12,938            751          2,858             --              --        16,547
Industrial revenue bonds               119          1,832             --          4,000              --         5,951
Installment                          1,086          1,372             --             --              --         2,458
Other                                2,801             --             --             --              --         2,801
                                  --------        -------        -------         ------          ------      --------
            Total loans           $109,095        $96,513        $13,507         $5,773          $   --      $224,888
                                  ========        =======        =======         ======          ======      ========

Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

RISK ELEMENTS INCLUDED IN LENDING ACTIVITIES

THE FOLLOWING IS A SUMMARY OF NONPERFORMING ASSETS:

                                                                                  DECEMBER 31
                                                          ------------------------------------------------------------
                                                        1998           1997           1996           1995           1994
                                                        ----           ----           ----           ----           ----
                                                                       (DOLLARS EXPRESSED IN THOUSANDS)
Commercial, industrial and industrial
   revenue bonds:
   Nonaccrual                                           $477           $285           $480           $151           $247
   Contractually past due 90 days
      or more and still accruing                         179              3             --            186             --
   Renegotiated loans                                    134            449             --            278            213
Real estate-construction contractually
   past due 90 days or more and still accruing            --             --             --             15             --
Real estate-mortgage contractually
   past due 90 days or more and still accruing            --             24            306             --             --
                                                        ----           ----           ----           ----           ----
         Total nonperforming loans                       790            761            786            630            460
Other real estate                                         --             --             --             --             --
                                                        ----           ----           ----           ----           ----
         Total nonperforming assets                     $790           $761           $786           $630           $460
                                                        ====           ====           ====           ====           ====

(1)   Nonaccrual Loans
      ----------------
      It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $78,000 for the year ended December 31, 1998. Of this amount, approximately $17,000 was actually recorded as interest income on such loans.

(2)   Potential Problem Loans
      -----------------------
      At December 31, 1998, after review of potential problem loans identified by management including those noted above, management of the Company concluded the allowance for loan losses was adequate. As of December 31, 1998, approximately $2,302,700 of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms. Of this balance of potential problem loans, $92,000 are deemed to be impaired. While these borrowers are currently meeting all of the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

(3)   Foreign Loans
      -------------
      The Company does not have any foreign loans.

(4)   Loan Concentrations
      -------------------
      The Company has no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. As can be seen in the loan composition table above and discussed in Note 4 to the Company's 1998 Consolidated Financial Statements (included in the Company's 1998 Annual Report to Shareholders incorporated herein by reference), the Company's primary market niche is the privately held commercial company and churches and church-related ministries. Loans to the commercial entities are generally secured by the business assets of the company, including accounts receivable, inventory, machinery and equipment, and the building(s)/plant(s) from which the company operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer by customer basis, based on the business in which the customer operates. Intermediate term credit for machinery and equipment is generally loaned at some percentage of the value of the equipment purchased, again depending on the type of machinery or equipment purchased by the entity (e.g. less funds would be loaned on restaurant equipment which has a lower resale value than certain types of machinery which tend to hold their value). Long term credits are secured by the entities' building(s)/plant(s) and are generally loaned with a maximum 80% loan to value ratio.

      Loans secured exclusively by real estate to businesses and churches are generally made with a maximum 80% loan to value ratio, again depending upon the Company's estimate of the resale value and ability for the property to cash flow. The Company's loan policy requires an independent appraisal for all loans over $250,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such real estate credits. When problems are identified, appraised values are updated on a continual basis, either internally or through ordering an updated external appraisal.

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

IV. SUMMARY OF LOAN LOSS EXPERIENCE

THE FOLLOWING IS A SUMMARY OF LOAN LOSS EXPERIENCE:

                                                                     FOR THE YEAR ENDED DECEMBER 31
                                                     ------------------------------------------------------------
                                                  1998           1997           1996           1995           1994
                                                  ----           ----           ----           ----           ----
                                                                    (DOLLARS EXPRESSED IN THOUSANDS)
Allowance at beginning of year                  $  4,484       $  4,396       $  6,358       $  6,334       $  6,446
Loans charged-off:
     Commercial, industrial and IRB's                365            412          2,120            183            436
     Real estate:
         Mortgage                                     --             --             --             --             --
         Construction                                 --             --             --             --             --
     Installment                                      --             --              1              3             24
                                                --------       --------       --------       --------       --------
                  Total                              365            412          2,121            186            460
                                                --------       --------       --------       --------       --------
Recoveries of loans previously charged-off:
     Commercial, industrial and IRB's                309            200            152            708            348
     Real estate:
         Mortgage                                     --             --             --             --             --
         Construction                                 --             --             --             --             --
     Installment                                      --             --              7              2             --
                                                --------       --------       --------       --------       --------
                  Total                              309            200            159            710            348
                                                --------       --------       --------       --------       --------
Net loans charged-off (recovered)                     56            212          1,962           (524)           112
                                                --------       --------       --------       --------       --------
Provision charged to expense <F1>                     --            300             --           (500)            --
                                                --------       --------       --------       --------       --------
Allowance at end of year                        $  4,428       $  4,484       $  4,396       $  6,358       $  6,334
                                                ========       ========       ========       ========       ========

Loans outstanding:
     Average                                    $213,075       $202,280       $192,096       $158,937       $142,696
     December 31                                 224,888        196,478        197,775        174,193        152,466
Ratio of allowance for loan losses to
  loans outstanding:
     Average                                        2.08%          2.22%          2.29%          4.00%          4.44%
     December 31                                    1.97%          2.28%          2.22%          3.65%          4.15%
Ratio of net charge-offs (recoveries) to
     Average loans outstanding                       .03%           .10%          1.02%         (.33)%           .08%
                                                ========       ========       ========       ========       ========
Allocation of allowance for loan losses <F2>:
     Commercial, industrial and IRB's           $  3,982       $  4,001       $  3,825       $  5,582       $  5,485
     Real estate:
         Mortgage                                     19            366            119            502            492
         Construction                                427             15            173              7            101
     Installment                                      --            102            279            267            256
                                                --------       --------       --------       --------       --------
                  Total                         $  4,428       $  4,484       $  4,396       $  6,358       $  6,334
                                                ========       ========       ========       ========       ========
Percent of categories to total loans:
     Commercial and industrial and IRB's            45.2%          48.9%          49.5%          57.3%          61.0%
     Real estate:
         Mortgage                                   45.1           44.6           43.2           33.7           32.2
         Construction                                7.4            4.0            4.6            6.3            2.8
     Installment                                     1.1            1.6            1.9            2.3            3.4
     Other                                           1.2             .9             .8             .4             .6
                                                --------       --------       --------       --------       --------
                  Total                            100.0%         100.0%         100.0%         100.0%         100.0%
                                                ========       ========       ========       ========       ========

See notes (1) and (2) on the following page.


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

<F2>  The Company allocated its allowance for loan losses to the various loan categories at December 31, 1998 based on the ratio of total nonperforming loans over the last 5 years. Management views the allowance for loan losses as being available for all potential or presently unidentified loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans.

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

V. DEPOSITS

Certificates of deposit and other time deposits of $100,000 and more at December 31, 1998 mature as follows:

                                                             AMOUNT
                                                             -----
                                                       (DOLLARS EXPRESSED
                                                          IN THOUSANDS)
            Three months or less                            $  736
            Three to six months                              1,098
            Six to twelve months                             1,300
            Over twelve months                                 300
                                                            ------
                  Total                                     $3,434
                                                            ======

The composition of average deposits and the average rates paid on those deposits is represented in Table I included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

VI. RETURN ON EQUITY AND ASSETS

The percent of net income to average assets and average shareholders' equity and other data is presented below.

                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                                   ------------------------------
                                                             1998              1997              1996
                                                             ----              ----              ----
Return on average total assets                               1.58%             1.58%             1.54%
Return on average total shareholders' equity                13.41             14.03             14.41
Ratio of average total shareholders' equity
     to average total assets                                11.77             11.26             10.70
Ratio of total dividends declared
     to net income                                          37.55             35.77             35.22

ITEM 2.  PROPERTIES
         ----------

Cass Commercial Corporation
---------------------------

      The Company is headquartered at 13001 Hollenberg Drive, Bridgeton,
Missouri.

Cass Commercial Bank
--------------------

      Cass Bank moved its main banking office to 13001 Hollenberg Drive, Bridgeton, Missouri in April, 1997. Cass Bank occupies approximately 20,500 square feet out of 61,500 square feet of property owned by CIS. Cass Bank owns its facility at 1420 Thirteenth Street, St. Louis, which consists of approximately 1,600 square feet with adjoining drive-up facilities. Cass Bank has additional leased facilities in Maryland Heights, Missouri (2,500 square feet); Fenton, Missouri (1,250 square feet); Chesterfield, Missouri (2,850 square feet) and St. Louis, Missouri (1,500 square feet).

Cass Information Systems, Inc.
------------------------------

      CIS is currently headquartered at 13001 Hollenberg Drive, Bridgeton, Missouri. This property is owned by CIS, and includes a building with approximately 61,500 square feet of office space, 20,500 of which is occupied by Cass Bank.

      CIS also operates a production facility located in Columbus, Ohio where approximately 20,000 square feet are leased through the year 2000. This space is located at 2545 Farmers Drive, Columbus, Ohio. CIS operates an additional production facility in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through October 31, 2005. CIS also operates a production facility for its rating and software group in Chicago, Illinois where approximately 10,000 square feet of office space is leased through the year 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                   PART II
                                   -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        ------------------------------------------------
           SHAREHOLDER MATTERS
           -------------------

      As of March 15, 1999, there were 286 holders of record of the Company's common stock.

      The Company's common stock was listed on the NASDAQ Stock Market effective July 1, 1996. High and low bid prices for each quarter of 1998 and 1997 were as follows:

                                 1998                   1997
                                 ----                   ----
                           High         Low        High         Low
                           ----         ---        ----         ---
      1st Quarter         $35 1/4     $24 3/4     $23         $19 1/4
      2nd Quarter          34 3/4      30          27 1/4      20
      3rd Quarter          30 3/4      23 7/8      26 1/2      24 3/4
      4th Quarter          26 3/4      24 5/8      25 3/8      24 3/4

Dividends paid by the Company during the two most recent fiscal years were as follows:

DIVIDENDS PER SHARE

                                            1998        1997
                                            ----        ----
                        March 15            $.18        $.13
                        June 15              .18         .13
                        September 15         .18         .13
                        December 15          .18         .26

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
            ------------------------------------

THE FOLLOWING TABLE SETS FORTH CERTAIN SELECTED CONSOLIDATED FINANCIAL INFORMATION OF THE COMPANY.

                                                      FOR THE YEAR ENDED DECEMBER 31
                                             -----------------------------------------------
                                           1998        1997        1996        1995        1994
                                           ----        ----        ----        ----        ----
                                                     (DOLLARS EXPRESSED IN THOUSANDS)
Interest income:
   Loans <F1>                           $ 17,579    $ 16,951    $ 16,193   $ 14,042     $ 11,538
   Debt and equity securities              6,607       9,151       9,801      9,787        8,772
   Other                                   5,858       3,181       2,132      2,972        1,963
                                        --------    --------    --------   --------     --------
        Total interest
            income                        30,044      29,283      28,126     26,801       22,273
                                        --------    --------    --------   --------     --------
Interest expense:
   Deposits                                4,271       4,181       4,503      4,036        2,641
   Short-term borrowings                      10          67         139         92           42
                                        --------    --------    --------   --------     --------
        Total interest
            expense                        4,281       4,248       4,642      4,128        2,683
                                        --------    --------    --------   --------     --------
        Net interest
            income                        25,763      25,035      23,484     22,673       19,590
Provision for loan losses                     --         300          --       (500)          --
                                        --------    --------    --------   --------     --------
        Net interest income
            after provision
            for loan losses               25,763      24,735      23,484     23,173       19,590
Noninterest income                        22,447      21,813      22,091     23,794       21,826
Noninterest expense                       36,625      35,911      35,811     37,366       33,325
                                        --------    --------    --------   --------     --------
        Income before income
            tax expense                   11,585      10,637       9,764      9,601        8,091
Income tax expense                         4,177       3,626       3,245      3,387        2,509
                                        --------    --------    --------   --------     --------
        Net income                      $  7,408    $  7,011    $  6,519   $  6,214     $  5,582
                                        ========    ========    ========   ========     ========


                                                                                (Continued)


<F1>  Interest income on loans includes net loan fees.

            -----------------------------------------------

                                                      FOR THE YEAR ENDED DECEMBER 31
                                             -----------------------------------------------
                                           1998        1997        1996        1995        1994
                                           ----        ----        ----        ----        ----
                                                     (DOLLARS EXPRESSED IN THOUSANDS
                                                         EXCEPT PER SHARE DATA)
Per share of common stock:
   Basic earnings                       $   1.92    $   1.82    $   1.69   $   1.62     $   1.46
   Diluted  earnings                        1.89        1.79        1.66       1.61         1.46
   Dividends                                 .720        .650        .595       .535         .505
Average balances:
   Total assets                          469,606     443,900     422,953    400,197      369,126
   Net loans                             208,603     197,761     185,791    152,433      136,327
   Debt and equity securities            109,275     148,027     160,291    161,047      154,264
   Total deposits                        176,784     161,778     161,595    143,001      140,970
   Total shareholders'
        equity                            55,246      49,965      45,250     40,924       37,061
                                        ========    ========    ========   ========     ========
Selected ratios:
   Return on average
        total assets                        1.58%       1.58%       1.54%      1.55%        1.51%
   Return on average
        total shareholders' equity         13.41       14.03       14.41      15.18        15.06
   Total shareholders' equity
        to total assets at year-end        11.39       12.01       10.90      10.12         9.52
   Allowance for loan losses
        to loans at year-end                1.97        2.28        2.22       3.65         4.15
   Nonperforming assets
        to loans and other
        real estate at year-end              .35         .39         .40        .36          .30
   Net loan charge-offs (recoveries)
        to average loans outstanding         .03         .10        1.02       (.33)         .08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

HIGHLIGHTS
----------

      Net income for the year ended December 31, 1998 was $7,408,000 or $1.92 and $1.89 on a basic and diluted earnings per share basis, respectively. These results compare to net income of $7,011,000 or $1.82 and $1.79 on a basic and diluted earnings per share basis for 1997, and $6,519,000 or $1.69 and $1.66 on a basic and diluted earnings per share basis for 1996. At December 31, 1998 total assets were $503,912,000 compared to $438,327,000 at December 31, 1997; loans were $224,888,000 compared to $196,478,000 and deposits were $190,982,000 compared to $165,857,000. The following paragraphs more fully discuss these highlights and other significant changes and trends as they relate to the Company's financial condition, results of operations, capital resources and liquidity during the three-year period ended December 31, 1998. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, which are hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders.

RESULTS OF OPERATIONS
---------------------

Net Income
----------

      Net income of $7,408,000 in 1998 increased from net income of $7,011,000 in 1997 and $6,519,000 in 1996. Diluted net income of $1.89 per share in 1998 increased from $1.79 per share in 1997 and $1.66 per share in 1996. The Company's return on average assets was 1.58% in 1998 and 1997 and 1.54% in 1996. Return on average equity was 13.41% in 1998 compared to 14.03% in 1997 and 14.41% in 1996.

      The main factors contributing to the increase in net income in 1998 over 1997 were the increase in average earning assets net of interest-bearing liabilities from $305,895,000 in 1997 to $327,740,000 in 1998 and an increase in fee revenue generated by CIS which was partially offset by the decrease in net interest margin from 6.16% in 1997 to 5.98% in 1998. The main factors contributing to the increase in net income in 1997 over 1996 were the increase in net average earning assets from $286,174,000 in 1996 to $305,895,000 in 1997; an improvement in the net interest margin from 6.00% in 1996 to 6.16% in 1997; and reduced occupancy expenses for 1997. See Table I beginning on page 8.

Net Interest Income
-------------------

      The Company's tax-equivalent net interest margin on earning assets decreased in 1998 to 5.98% from 6.16% in 1997 and was 6.00% in 1996. The prime rate declined from 9.00% in January, 1996 to 8.25% in February, 1996, increased to 8.50% in March, 1997 and declined in 1998 to 8.00% in October and again to a low of 7.75% in November. The average yield on earning assets decreased to 6.96% in 1998 from 7.20% in 1997 and was 7.18% in 1996 (See Table I on pages 8 and 9). The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable (See Interest Rate Sensitivity Gap Table under the section entitled "Interest Rate Sensitivity").

      The increase of $21,845,000 in average net earning assets was the primary contributor to the increase in net tax-equivalent interest income of $729,000 in 1998 over 1997. The increase of $19,721,000 in average net earning assets resulted in the increase in net tax-equivalent interest income of $1,587,000 in 1997 over 1996. The mix of earning assets changed somewhat in 1998 with an increase of $10,795,000 in the average balance of loans, a decrease of approximately $38,752,000 in debt and equity securities and an increase of $52,905,000 in average federal funds sold and other short-term investments. The increase in average total earning assets of $24,948,000 from $408,207,000 in 1997 to $433,155,000 in 1998 was funded mainly by an increase of $17,322,000 in average noninterest-bearing liabilities. The interest volume and rate variance analysis presented on page 11 provides a detailed explanation of the changes in net interest income for 1998 compared to 1997 and 1997 compared to 1996, respectively.

Provision for Loan Losses
-------------------------

      The Company recorded no provision for loan losses in 1998 or 1996 and recorded a provision of $300,000 in 1997. Loan charge-offs, net of recoveries, experienced by the Company were $56,000 in 1998, $212,000 in 1997 and $1,962,000 in 1996. Loan charge-offs in 1996 included $2,000,000 in loans to two borrowers, one in the printing industry and one in the wholesale supply business, which discontinued operations abruptly in late 1996.

      The allowance for loan losses was $4,428,000 at December 31, 1998, compared to $4,484,000 at December 31, 1997 and $4,396,000 at December 31, 1996. The year-end 1998 allowance represents 1.97% of net outstanding loans.

      At December 31, 1998, the level of nonperforming assets has increased slightly from $761,000 at December 31, 1997 to $790,000. The total past due over 90 days and nonaccrual loans of $656,000 at December 31, 1998 represents
 .30% of outstanding loans which is well below industry standards.

Noninterest Income
------------------

      Noninterest income is derived mainly from service fees generated by CIS.

      Total noninterest income increased $634,000 (2.9%) in 1998 over 1997. CIS experienced an increase in processing revenue of $946,000 (5.3%) in 1998 over 1997. Once again, CIS had a record processing year in paying over 25 million freight invoices with a value of over $7 billion. CIS has continued to show strong earnings as more companies, particularly large Fortune 500 companies, seek to outsource this process. CIS's freight rating software service and sales group experienced a decrease in revenue of $138,000 (5.4%) in 1998 compared to 1997.

      Other noninterest income decreased $361,000 (55.9%) in 1998 over 1997 due primarily to the negative goodwill related to a prior acquisition by CIS being fully amortized in 1997. Also in 1997, the Bank received a buyout of its headquarters lease in excess of the remaining net book value of leasehold improvements which resulted in a one-time gain of $95,000.

      Total noninterest income decreased $278,000 (1.3%) in 1997 from 1996. CIS experienced an increase in processing revenue of $165,000 (.9%) in 1997 over 1996. CIS's freight rating software service and sales group experienced a decrease of $733,000 (22.2%) in 1997 from 1996. This decrease resulted primarily from a decline in software sales due to increased competition from broad based providers of logistics software in the marketplace.

Noninterest Expense
-------------------

      Total noninterest expense increased $714,000 (2.0%) in 1998 over 1997.

      Salaries and benefits expense increased $902,000 (3.7%) in 1998 compared to 1997. The increase relates primarily to separation costs associated with the streamlining and integration of operations in the freight rating software service and sales group combined with annual pay increases.

      Occupancy expense increased $79,000 (4.9%) in 1998 compared to 1997. The increase was due primarily to CIS's Chicago location receiving a $72,000 reimbursement for rent expense to vacate their building by the end of 1997.

      Total noninterest expense increased $100,000 (.3%) in 1997 compared to 1996.

      Salaries and benefits expense increased $96,000 (.4%) in 1997 compared to 1996. This increase represents the net of normal annual pay increases and a decrease in the number of employees.

      Occupancy expense decreased $496,000 (23.5%) in 1997 compared to 1996. The decrease was due primarily to the Company and the Bank moving their headquarters in April, 1997 to a new facility which was added on to the property owned by CIS in Bridgeton, Missouri. This consolidation of facilities resulted in occupancy expense savings. Additionally, CIS received a $72,000 reimbursement of rent expense for its Chicago location in 1997. Rent payments for the last four months of 1997 were also abated, resulting in total decreased rent expense of $160,000 for 1997 for the CIS Chicago location.

      Other noninterest expense increased $457,000 (6.4%) in 1997 compared to 1996. Expenses incurred for contract programming in CIS's payment processing group accounted for $200,000 of the increase. Consulting expense for product development incurred by CIS's freight rating group accounted for $150,000 of the increase. Expenses associated with the headquarters move of the Company and Bank in April, 1997 accounted for an increase of approximately $40,000.

Balance Sheet Analysis
----------------------

      Federal funds sold and other short-term investments increased from $88,275,000 at December 31, 1997 to $156,827,000 at December 31, 1998. The
average balance of these accounts increased $52,905,000 (91.4%) from $57,900,000 in 1997 to $110,805,000 in 1998. The increase in the average balance of these accounts resulted from increased balances in accounts and drafts payable and the maturities of investments in debt securities. The reinvestment of maturing debt securities into federal funds sold and other short-term investments was part of management's ongoing asset-liability management program. See Table I, page 8 for a presentation of average balances.

      Total loans increased $28,410,000 (14.5%) from $196,478,000 at December 31, 1997 to $224,888,000 at December 31, 1998. The average balances of loans increased $10,795,000 (5.3%) in 1998 over 1997. Loan demand and new business volume increased throughout 1998 and should continue into 1999.

      Investments in debt and equity securities decreased $42,277,000 (33.5%) from $126,251,000 at December 31, 1997 to $83,974,000 at December 31, 1998.
The average balance of investment in debt and equity securities decreased $38,752,000 (26.2%) from $148,027,000 in 1997 to $109,275,000 in 1998.

      Total earning assets increased $54,685,000 (13.3%) from $411,004,000 at December 31, 1997 to $465,689,000 at December 31, 1998. The average balance of earning assets increased $24,948,000 (6.1%) from $408,207,000 in 1997 to
$433,155,000 in 1998. This increase was largely funded by an increase in the average balance of demand deposits and accounts and drafts payable.

      Noninterest-bearing demand deposits increased $20,953,000 (33.8%) from $61,958,000 at December 31, 1997 to $82,911,000 at December 31, 1998. The
average balance of these accounts increased $10,942,000 (18.0%) from $60,707,000 in 1997 to $71,649,000 in 1998. New business volume increased throughout 1998 and should continue into 1999.

      Interest-bearing deposits increased from $103,899,000 at December 31, 1997 to $108,071,000 at December 31, 1998. The average balances of these deposits increased $4,064,000 (4.0%) from $101,071,000 in 1997 to
$105,135,000 in 1998.

      Accounts and drafts payable generated by CIS in its payment processing operations increased $36,763,000 (17.2%) from $213,755,000 at December 31, 1997 to $250,518,000 at December 31, 1998. The average balances of these funds increased $7,665,000 (3.4%) from $223,990,000 in 1997 to $231,655,000 in 1998. This increase resulted from successful sales efforts leading to the conversion of new customers.

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

LIQUIDITY
---------

      At December 31, 1998 approximately 46% of the Company's loan portfolio was composed of commercial and industrial loans, of which approximately 71% represented loans maturing within one year. As of the same date, real estate loans represented approximately 53% of the total and of these, approximately 29% represented balances maturing within one year. Approximately 1% of the loan portfolio is represented by installment loans.

      The strong liquidity of the Company is further exemplified by cash and due from banks of $22,558,000 and federal funds sold and other short-term investments of $156,827,000 at December 31, 1998.

      Total investment in debt and equity securities represented approximately 17% of total assets at year-end. Average total securities as a percent of average total assets has decreased in 1998 compared to 1997. This occurred as a result of an increase in loan demand and federal funds sold and other short-term investments. Of the U.S. Government securities in the Company's investment portfolio, which represented approximately 70% of the total, approximately 41% have maturities of less than one year. Obligations of U.S. Government corporations and agencies comprise approximately 28% of the portfolio. Obligations of states and political subdivisions and other security investments made up approximately 2% of the investment portfolio at December 31, 1998. Of the total portfolio, approximately 85% of the securities had maturities of five years or less.

      The deposits of the Company's banking subsidiary have also been stable, consisting of a sizable volume of core deposits. Historically, the Company's banking subsidiary has been a net provider of federal funds. Net federal funds sold averaged $23,037,000 in 1998 and $21,731,000 in 1997.
Additionally, the Company averaged $87,768,000 in other short-term investments in 1998 and $36,169,000 in 1997. These investments were in money market funds backed by U.S. Government and agency issues.

      Cass Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $14,200,000. Additionally, Cass Bank has a line of credit at an unaffiliated financial institution in the maximum amount $50,000,000 under securities sold under repurchase agreements.

INTEREST RATE SENSITIVITY
-------------------------

      The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied at the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of non-interest fee and net interest income. However, as discussed below, the Company's asset/liability position differs significantly from most other bank holding companies with positive "gaps" shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of CIS, which generates large balances of accounts and drafts payable. These balances, which are noninterest bearing, contributes to the Company's high net interest margin but causes the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

      The Company's Asset/Liability Management Committee (ALCO) measures the Company's interest rate risk sensitivity on a Quarterly basis to monitor and manage the variability of earnings and fair market value of equity in various interest rate environments. The ALCO evaluates the Company's risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings and value or whether the Company can safely increase risk to enhance returns. The ALCO uses gap reports, twelve-month net interest income simulations, and fair market value of equity analyses as its main analytical tools to provide management with insight into the Company's exposure to changing interest rates.

      A gap report is used by management to review any significant mismatch between the repricing points of the Company's rate sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities reprice in that particular time frame and, if rates rise, these liabilities will reprice faster than the assets. A positive gap would indicate the opposite. Management has set policy limits specifying acceptable levels of interest rate risk as measured by the gap report. Gap reports can be misleading in that they capture only the repricing timing within the balance sheet, and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments and embedded options risk relates to the potential for the alteration of the level and/or timing of cash flows given changes in rates.

      Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. Simulation results illustrate that the Company's net interest income over the next twelve months is more vulnerable to declining rates than rising rates.

      While net interest income simulations do a good job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses indicate that the Company's fair market value of equity declines as rates decline and increases as rates increase.

INTEREST RATE SENSITIVITY GAP TABLE
-----------------------------------

The following table presents the Company's gap or interest rate risk position at December 31, 1998 for the various time periods indicated.

                                                                   OVER       OVER
                                                                  THREE       SIX     OVER ONE
                                                       THREE     THROUGH    THROUGH    THROUGH      OVER
                                         VARIABLE      MONTHS      SIX       TWELVE     FIVE        FIVE
                                           RATE       OR LESS     MONTHS     MONTHS    YEARS       YEARS      TOTAL
                                           ----       -------     ------     ------    -----       -----      -----
                                                                 (DOLLARS EXPRESSED IN THOUSANDS)
Earning assets:
   Loans:
      Taxable                           $ 91,237     $  9,341    $  6,450   $ 15,455  $ 94,681   $  1,773    $218,937
      Tax-exempt                              --           15          34         70     1,832      4,000       5,951
   Debt and equity securities:
      Taxable                                 --       11,179       6,007     14,328    45,538      5,443      82,495
      Tax-exempt                              --           25          --         --       210      1,043       1,278
      Other                                  201           --          --         --        --         --         201
   Federal funds sold and
      other short term investments       156,827           --          --         --        --         --     156,827
                                        --------     --------    --------   --------  --------   --------    --------
         Total earning assets            248,265       20,560      12,491     29,853   142,261     12,259     465,689
                                        ========     ========    ========   ========  ========   ========    ========

Interest-sensitive liabilities:
   Money market deposit
      accounts                            25,798           --          --         --        --         --      25,798
   Interest-bearing
      demand accounts                     11,901           --          --         --        --         --      11,901
   Savings deposits                       62,569           --          --         --        --         --      62,569
   Time deposits:
      $100,000 and more                       --          736       1,098      1,300       300         --       3,434
      Less than $100,000                      --        1,313       1,095      1,321       640         --       4,369
   Short-term borrowings                     323           --          --         --        --         --         323
                                        --------     --------    --------   --------  --------   --------    --------
         Total interest-bearing
           liabilities                  $100,591     $  2,049    $  2,193   $  2,621  $    940   $     --    $108,394
                                        ========     ========    ========   ========  ========   ========    ========

Interest sensitivity gap:
   Periodic                             $147,674     $ 18,511    $ 10,298   $ 27,232  $141,321   $ 12,259    $357,295
   Cumulative                            147,674      166,185     176,483    203,715   345,036    357,295     357,295
Ratio of interest-bearing
  assets to interest-bearing
  liabilities:
   Periodic                                2.47x       10.03x       5.70x     11.39x   151.34x         --       4.30x
   Cumulative                              2.47x        2.62x       2.68x      2.90x     4.18x      4.30x       4.30x


Balances shown reflect earliest repricing date.

CAPITAL RESOURCES
-----------------

      Shareholders' equity was $57,404,000 at December 31, 1998, an increase of $4,751,000 (9.0%) from the amount at the end of 1997. The net increase resulted from net income of $7,408,000, the payment of $2,782,000 in dividends, the recognition of a net unrealized holding gain on debt and equity securities available-for-sale of $23,000, an increase due to the net effect of the exercise of stock options of $52,000 and the amortization of stock bonus plan awards of $50,000. Total dividends paid to shareholders increased to $.72 per share in 1998 from $.65 per share in 1997.

      Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its shareholders. The Missouri banking laws impose certain limitations on the payment of dividends by Missouri state chartered banks such as Cass Bank, as follows: (1) no dividends may be paid which would impair capital; (2) until the surplus fund of a bank is equal to 40% of its capital, no dividends may be declared unless there has been carried to the surplus account no less than one-tenth of its net profits for the dividend period; and (3) dividends are payable only out of a bank's undivided profits. In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice.

      The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the following capital ratios at December 31, 1998:

                                                     Company            Cass
                                                   Consolidated         Bank
                                                   ------------         ----
         Total Capital to Risk-Weighted Assets        21.14%           15.12%
         Tier 1 Capital to Risk-Weighted Assets       19.89            13.86
         Tier I Capital to Average Assets             12.05            12.04

THE YEAR 2000 ISSUE
-------------------

      The Company's operations are heavily dependent on the use of computer systems. The Year 2000 issue centers around the inability of some computer systems to properly read and interpret dates because many existing computers and computer programs have been developed to use two digits rather than four to refer to a year. The risk of system failure and data processing errors may be the result of this issue.

      The Company estimates it will incur costs of approximately $ 2.9 million to prepare for the century date change. As of December 31, 1998, direct and indirect expenditures have been close to $1.9 million. This includes internal and external costs that will be expensed as well as capital expenditures that will be capitalized. Costs include, but are not limited to: salary expenses, outside service fees (i.e., legal, audit, consulting), hardware and software expenditures, and equipment costs. Funding for Year
2000 costs have been, and will continue to be, derived from normal operating cash flow. As a result, Year 2000 expenses are not expected to have a material impact on the Company's income.

      The Company has focused its efforts on addressing those systems it deems to be critical to ongoing operations. The Company-wide project for addressing the Year 2000 issue was segmented into five phases, as recommended by banking regulators. With regard to internal, mission critical systems, the present state of each phase was estimated at December 31, 1998 as follows:

                                   Expected
      Phase                     Completion Date              Percent Complete
      -----                     ---------------              ----------------
      Awareness                 02/01/1998                   100%
      Assessment                05/31/1998                   100%
      Renovation                12/31/1998                    95%
      Testing                   03/31/1999                    85%
      Implementation            06/30/1999                    75%

      In addition to addressing the readiness of internal systems, the Company continues to assess the readiness of its major vendors, suppliers, customers and business partners. This process has been accomplished through such avenues as user acceptance testing, interface testing, risk analysis and periodic correspondence. Although our efforts have been diligent, there can be no guarantee that the systems of these outside parties will be fully functional in the Year 2000. Such failures could have a material adverse effect on the Company.

      The Company is developing business resumption contingency plans for the purpose of assuring that core business processes will continue to operate into the Year 2000. The plan will address failures such as payment system failures, data processing system failures, increased cash withdrawals, telecommunication failures, disruption in services provided by outside parties and customer failures. The contingency plan provides for reasonable alternatives to potential failures and the establishment of an implementation strategy, including timelines and responsibility assignments.

      The foregoing discussion of Year 2000 issues is based on management's most current assessment and estimates. The information utilizes multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, third party efforts, and other factors. There can be no guarantee that the estimates included herein will be achieved, and actual costs and results could differ materially from the estimates currently anticipated by the Company.

EFFECT OF RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
----------------------------------------------------------

      In June 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130) which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 on January 1, 1998. SFAS 130 is a disclosure requirement and had no impact on the Company's consolidated financial position and results of operations.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS 131 in 1998 and has disclosed the required information in Note 12 to the Notes to Consolidated Financial Statements on page 29 of the Cass Commercial 1998 Annual Report. SFAS 131 is a disclosure requirement and had no impact on the Company's consolidated financial position and results of operations.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) which standardizes the disclosure requirements for presenting information about pensions and other postretirement benefits. SFAS 132 is effective for the years beginning after December 15, 1997. The Company adopted SFAS 132 and has disclosed the required information in Note 7 to the Notes to Consolidated Financial Statements on pages 24 through 26 of the Cass Commercial 1998 Annual Report. SFAS 132 is a disclosure requirement and had no impact on the Company's consolidated financial position and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      For information regarding the market risk of the Company's financial instruments, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - INTEREST RATE SENSITIVITY". The Company's primary market risk exposure is to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

      The consolidated financial statements and related footnotes of the Company and its subsidiaries on pages 14 through 30 of its Annual Report to Shareholders and the report thereon of KPMG LLP on page 31 of the Annual Report to Shareholders are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

          NONE

                                   PART III.
                                   ---------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

      Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

      Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
         AND MANAGEMENT
         --------------

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

      Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                   PART IV.
                                   --------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         --------------------------------------------
         REPORTS ON FORM 8-K
         -------------------

      (a) The following documents are incorporated by reference in or filed as an exhibit to this Report:

            (1)   Financial Statements:
                  ---------------------

                                                                 Annual Report
                                                                   Page Number
                                                                   ----------
      CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
      --------------------------------------------

            Consolidated Balance Sheets, December 31,
               1998 and 1997                                              14
            Consolidated Statements of Income for the
               years ended December 31, 1998, 1997 and
               1996                                                       15
            Consolidated Statements of Cash Flows for the
               years ended December 31, 1998, 1997 and 1996               16
            Consolidated Statements of Shareholders' Equity
               And Comprehensive Income for the years ended
               December 31, 1998, 1997 and 1996                           17

            Notes to Consolidated Financial Statements                 18-30
            Independent Auditors' Report                                  31

            (2)   Financial Statement Schedules:
                  ------------------------------

                  None other than those included as Notes to Consolidated Financial Statements.

            (3)   Exhibits
                  --------

                   3.1 Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998

                   3.2  By Laws of Registrant, incorporated by reference to
                        Exhibit 4.2 to Form S-8 Registration Statement
                        No. 333-44499, filed with the SEC on January 20, 1998

                  10.1 1995 Restricted Stock Bonus Plan, as amended, to January 19, 1999, including form of Restriction Agreement, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91456, filed with the SEC on February 16, 1999

                  10.2 1995 Performance-Based Stock Option Plan, as amended to January 19, 1999, including forms of Option Agreements, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91568, filed with the SEC on February 16, 1999

                    13 1998 Annual Report to Shareholders (only those portions of such Annual Report as are incorporated by reference in parts I and II hereof shall be deemed a part of this Report)

                    21  Subsidiaries of registrant

                    23  Consent of KPMG LLP

      (b)   Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CASS COMMERCIAL CORPORATION

Date:    March 23, 1999        By    /s/   Lawrence A. Collett
                                  -------------------------------------------
                                           Lawrence A. Collett
                                     Chairman and Chief Executive Officer



Date:    March 23, 1999        By    /s/   Eric H. Brunngraber
                                  -------------------------------------------
                                           Eric H. Brunngraber
                                         Vice President-Secretary
                                  (Chief Financial and Accounting Officer)



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.


Date:    March 23, 1999        By    /s/    Bryan S. Chappel
                                  -------------------------------------------
                                            Bryan S. Chappel

Date:    March 23, 1999        By    /s/   Lawrence A. Collett
                                  -------------------------------------------
                                           Lawrence A. Collett

Date:    March 23, 1999        By    /s/   Thomas J. Fucoloro
                                  -------------------------------------------
                                           Thomas J. Fucoloro

Date:    March 23, 1999        By    /s/     Harry J. Krieg
                                  -------------------------------------------
                                             Harry J. Krieg

Date:    March 23, 1999        By    /s/    A. J. Signorelli
                                  -------------------------------------------
                                            A. J. Signorelli

Date:    March 23, 1999        By    /s/     John J. Vallina
                                  -------------------------------------------
                                             John J. Vallina

Date:    March 23, 1999        By    /s/    Bruce E. Woodruff
                                  -------------------------------------------
                                            Bruce E. Woodruff