Form 10-Q
period 1999-03-31
CASS COMMERCIAL CORP
filed 1999-04-28
CIK 708781

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

                     FOR THE QUARTER ENDED MARCH 31, 1999
                          COMMISSION FILE NO. 2-80070

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

      The number of shares outstanding of registrant's only class of stock as of March 31, 1999: Common stock, par value $.50 per share - 3,873,711 shares outstanding.





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

                                                                              (DOLLARS IN THOUSANDS EXCEPT SHARE
                                                                                      AND PER SHARE DATA)
                                                                             -------------------------------------
                                                                                MARCH 31             DECEMBER 31
                                                                                  1999                  1998
                                                                             --------------       ----------------
ASSETS
------
Cash and due from banks                                                        $ 16,409               $ 22,558
Federal funds sold and other short-term investments                             116,521                156,827
                                                                               --------               --------
    Cash and cash equivalents                                                   132,930                179,385
                                                                               --------               --------
Investment in debt and equity securities:
    Held-to-maturity, fair value of $49,440 and
            $57,191 at March 31, 1999 and December
            31, 1998, respectively                                               49,078                 56,605
    Available-for-sale, at fair value                                            26,573                 27,369
                                                                               --------               --------
        Total investment in debt and equity securities                           75,651                 83,974
                                                                               --------               --------

Loans                                                                           231,489                224,888
    Less:   Allowance for loan losses                                             4,438                  4,428
                                                                               --------               --------
        Loans, net                                                              227,051                220,460
                                                                               --------               --------
Premises and equipment, net                                                       9,109                  9,249
Accrued interest receivable                                                       2,689                  2,764
Other assets                                                                      6,978                  8,080
                                                                               --------               --------
            Total assets                                                       $454,408               $503,912
                                                                               ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
-----------
Deposits:
    Noninterest-bearing                                                      $   70,489             $   82,911
    Interest-bearing                                                            108,349                108,071
                                                                               --------               --------
            Total deposits                                                      178,838                190,982
Accounts and drafts payable                                                     211,373               250,518
Short-term borrowings                                                               267                    323
Other liabilities                                                                 5,843                  4,685
                                                                               --------               --------
            Total liabilities                                                   396,321                446,508
                                                                               --------               --------

Shareholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                           --                     --
Common stock, par value $.50 per share;
    20,000,000 shares authorized and
    4,000,000 shares issued                                                       2,000                  2,000
Surplus                                                                           4,803                  4,796
Retained earnings                                                                52,288                 51,505
Accumulated other comprehensive income                                              232                    387
Common shares in treasury, at cost (126,289 shares at
    March 31, 1999 and 132,123 shares at December 31, 1998)                      (1,172)                (1,213)
Unamortized stock bonus awards                                                      (64)                   (71)
                                                                               --------               --------
            Total shareholders' equity                                           58,087                 57,404
                                                                               --------               --------
            Total liabilities and shareholders' equity                         $454,408               $503,912
                                                                               ========               ========


See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                     (DOLLARS IN THOUSANDS
                                                                                     EXCEPT PER SHARE DATA)
                                                                                    ------------------------
                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                  -----------------------------
                                                                                   1999                   1998
                                                                                  ------                 ------
INTEREST INCOME:
----------------
Interest and fees on loans                                                        $4,332                 $4,209
Interest and dividends on debt and equity securities:
   Taxable                                                                         1,177                  1,798
   Exempt from federal income taxes                                                   16                     19
Interest on federal funds sold and
   other short-term investments                                                    1,655                  1,305
                                                                                  ------                 ------
       Total interest income                                                       7,180                  7,331
                                                                                  ------                 ------

INTEREST EXPENSE:
-----------------
Interest on deposits                                                               1,039                  1,053
Interest on short-term borrowings                                                      2                      3
                                                                                  ------                 ------
   Total interest expense                                                          1,041                  1,056
                                                                                  ------                 ------
   Net interest income                                                             6,139                  6,275
Provision for loan losses                                                             --                     --
                                                                                  ------                 ------
Net interest income after provision
         for loan losses                                                           6,139                  6,275
                                                                                  ------                 ------

NONINTEREST INCOME:
-------------------
Freight and utility payment and processing revenue                                 5,254                  5,590
Service charges on deposit accounts                                                  165                    162
Other                                                                                 90                    100
                                                                                  ------                 ------
       Total noninterest income                                                    5,509                  5,852
                                                                                  ------                 ------

NONINTEREST EXPENSE:
--------------------
Salaries and employee benefits                                                     6,268                  6,594
Occupancy expense                                                                    424                    435
Equipment expense                                                                    647                    644
Other                                                                              1,953                  1,863
                                                                                  ------                 ------
       Total noninterest expense                                                   9,292                  9,536
                                                                                  ------                 ------
       Income before income tax expense                                            2,356                  2,591
Income tax expense                                                                   837                    918
                                                                                  ------                 ------
       Net income                                                                 $1,519                 $1,673
                                                                                  ======                 ======

Earnings per share:
       Basic                                                                      $  .39                 $  .43
                                                                                  ------                 ------
       Diluted                                                                    $  .39                 $  .43
                                                                                  ------                 ------



See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     (DOLLARS IN THOUSANDS)
                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                               --------------------------------
                                                                                 1999                    1998
                                                                               --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                     $  1,519                $  1,673
Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                                587                     589
       Amortization of stock bonus awards                                             7                      28
       (Increase) decrease in accrued interest receivable                           (75)                     73
       Other operating activities, net                                            2,458                  (1,741)
                                                                               --------                --------
       Net cash provided by operating activities                                  4,496                     622
                                                                               --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from maturities of debt and equity securities:
    Held-to-maturity                                                              7,470                   7,059
    Available-for-sale                                                              530                     993
Net increase in loans                                                            (6,591)                 (6,768)
Purchases of premises and equipment                                                (327)                   (133)
                                                                               --------                --------
          Net cash provided by investing activities                               1,082                   1,151
                                                                               --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net increase (decrease) in noninterest-bearing demand,
    interest-bearing demand and savings deposits                                (12,424)                 25,340
Net increase in time deposits                                                       280                     405
Net decrease in accounts and drafts payable                                     (39,145)                 (6,673)
Net decrease in short-term borrowings                                               (56)                   (406)
Cash proceeds from exercise of stock options                                         48                      28
Cash dividends paid                                                                (736)                   (696)
                                                                               --------                --------
          Net cash provided by (used in)  financing activities                  (52,033)                 17,998
                                                                               --------                --------
Net increase (decrease) in cash and cash equivalents                            (46,455)                 19,771
Cash and cash equivalents at beginning of period                                179,385                  99,124
                                                                               --------                --------
Cash and cash equivalents at end of period                                     $132,930                $118,895
                                                                               ========                ========

Supplemental information:

          Cash paid for interest                                               $  1,023                $  1,044
                                                                               ========                ========

          Cash paid for income taxes                                           $     30                $    935
                                                                               ========                ========



See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1999

Note 1 - Basis of Presentation

         Cass Commercial Corporation (the Company) provides a full range of banking services to individual, corporate and institutional customers, with a primary focus on privately held companies and church-related ministries, through its wholly owned subsidiary bank, Cass Commercial Bank (the Bank). The Bank is subject to competition from other financial and nonfinancial institutions throughout the metropolitan St. Louis, Missouri area. Additionally, the Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Note 2 - Impact Of New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

         In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS 134) which conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. Since the Company does not securitize any mortgage loans, SFAS 134 had no impact on the Company's consolidated financial position and results of operations.

Note 3 - Comprehensive Income

         For the three-month periods ended March 31, 1999 and 1998, unrealized holding gain (loss) on debt and equity securities available-for-sale is the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 1999 and 1998 is summarized as follows:

                                                                                1999                 1998
                                                                                ----                 ----
                                                                                      (In Thousands)
                  Net Income                                                   $1,519               $1,673

                  Other comprehensive income:
                      Net unrealized gain (loss) on debt and
                           equity securities available-for-sale, net of tax      (155)                  58
                                                                               ------               ------
                                                                               $1,364               $1,731
                                                                               ======               ======

Note 4 - Earnings Per Share

         Average common shares outstanding for the three month periods ended March 31, 1999 and 1998 were 3,872,443 and 3,860,954, respectively. The only dilutive instruments are stock options and unvested stock awards with an aggregate dilutive effect of 55,852 and 73,218 shares for the three month periods ended March 31, 1999 and 1998, respectively.

Note 5 - Industry Segment Information

         The services provided by the Company are classified into two industry segments: Banking Services and Information Services which are more fully discussed in Note 1. Total net revenue is comprised of total interest income and total noninterest income, less provision for loan losses. There have been no material changes in assets, changes in the basis of segmentation or changes in the basis of measurement of segment profits from the amounts disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Summarized information about the Company's operations in each industry segment for the three months ended March 31, 1999 and 1998, is as follows:

                                                                            1999                1998
                                                                            ----                ----
                                                                                   (In Thousands)
                        Total Net Revenue:
                            Banking Services                              $ 3,856             $ 3,986
                            Information Services                            8,907               9,349
                            Eliminations                                      (74)               (152)
                                                                          -------             -------
                               Total                                      $12,689             $13,183
                                                                          -------             -------

                        Income (Loss) Before Income Tax:
                            Banking Services                              $ 1,100             $ 1,194
                            Information Services                            1,277               1,441
                            Corporate Items                                   (21)                (44)
                                                                          -------             -------
                               Total                                      $ 2,356             $ 2,591
                                                                          -------             -------

                        Income Tax Expense (Benefit):
                            Banking Services                              $   406             $   417
                            Information Services                              438                 516
                            Corporate Items                                    (7)                (15)
                                                                          -------             -------
                               Total                                      $   837             $   918
                                                                          -------             -------

                        Net Income (Loss):
                            Banking Services                              $   694             $   777
                            Information Services                              839                 925
                            Corporate Items                                   (14)                (29)
                                                                          -------             -------
                               Total                                      $ 1,519             $ 1,673
                                                                          =======             =======

Note 6 - Reclassifications

         Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation. Such reclassifications have no effect on previously reported net income.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Net Income
----------

         Cass Commercial Corporation (the Company) operates in two primary business segments through its two wholly owned subsidiaries, Cass Commercial Bank (the Bank), a commercial bank, and Cass Information Systems, Inc. (CIS), a payment processing and information services company, whose operations include the processing and payment of freight and utility charges, preparation of transportation management reports, auditing of freight charges, rating of freight shipments and other payment related activities. The Company had net income of $1,519,000 for the three-month period ended March 31, 1999 (the "First Three Months of 1999") compared to net income of $1,673,000 for the three-month period ended March 31, 1998 (the "First Three Months of 1998").

         The following paragraphs more fully discuss the changes in financial condition and results of operations for the First Three Months of 1999 compared to the First Three Months of 1998. Most information is provided on a consolidated basis for the Company, the Bank and CIS, with expanded disclosures for specific effects CIS's operations have on particular account captions.


Net Interest Income
-------------------

         The Company's tax-equivalent net interest margin decreased in the First Three Months of 1999 to 5.64% from 6.05% in the First Three Months of 1998. This decrease was the primary contributor to the decrease in tax-equivalent net interest income of $116,000 in the First Three Months of 1999 compared to the First Three Months of 1998. The average yield on earning assets decreased to 6.59% in the First Three Months of 1999 from 7.06% in the First Three Months of 1998 (See Table I on page 7). This decrease was due primarily to the general decrease in interest rates, the maturity of higher-yielding debt securities and an increased investment in federal funds sold and other short-term investments. The prime rate declined from 8.50% in January, 1998 to 8.00% in October and again to a low of 7.75% in November where it has remained through the First Three Months of 1999.
The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable (See Interest Rate Sensitivity Gap Table under the section entitled "Interest Rate Sensitivity").

         Average net earning assets, net of interest-bearing liabilities increased $15,909,000 in the First Three Months of 1999 compared to the First Three Months of 1998. The mix of earning assets changed in the First Three Months of 1999 compared to the First Three Months of 1998 with an increase of $43,363,000 in the average balance of federal funds sold and other short-term investments, an increase of $19,792,000 in the average balance of loans and a decrease of $41,175,000 in debt and equity securities. These changes are a result of the Company's ongoing asset/liability management program.

TABLE 1:   CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
           INCOME ANALYSIS
For the Three Months Ended March 31, 1999 and 1998
(TAX=EQUIVALENT BASIS, IN THOUSANDS)
                                                                AVERAGE         INTEREST             INCREASE (DECRASE)
                                          AVERAGE BALANCE      YIELD/RATE    INCOME/EXPENSE           DUE TO CHANGE IN
                                          ---------------     ------------   --------------   NET    ------------------
                                           1999      1998     1999    1998     1999  1998    CHANGE   VOLUME      RATE
                                           ----      ----     ----    ----     ----  ----    ------   ------      ----
ASSETS
------
Interest-earning assets:
    Loans                               $224,060  $204,268    7.92%   8.40%  $4,373  $4,229   $144      $395     $(251)
    Investment in debt and equity
       securities                         79,785   120,960    6.10    6.12    1,201   1,826   (625)     (620)       (5)
    Federal funds sold and other
       short-term investments            140,754    97,391    4.77    5.43    1,655   1,305    350       525      (175)
                                        --------  --------                   ------  ------   ----      ----     -----
       Total interest=earning assets     444,599   422,619    6.59    7.06    7,229   7,360   (131)      300      (431)
                                        --------  --------                   ------  ------   ----      ----     -----
Nonearning assets:
    Cash and due from banks               20,808    17,954
    Premises and equipment, net            9,217     9,838
    Other assets                           9,946    12,746
    Allowance for loan losses             (4,432)   (4,498)
                                        --------  --------
       Total assets                      480,138   458,659
                                        ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest=bearing liabilities:
    Interest=bearing demand deposits      37,423    34,494    3.34    3.57      308     304      4        25       (21)
    Savings deposits                      63,982    60,080    4.01    4.27      633     633     --        40       (40)
    Time deposits of $100,000
       or more                             3,646     3,821    5.23    5.73       47      54     (7)       (2)       (5)
    Other time deposits                    4,362     4,965    4.74    5.06       51      62    (11)       (7)       (4)
                                        --------  --------                   ------  ------   ----      ----     -----
       Total interest-bearing deposits   109,413   103,360    3.85    4.13    1,039   1,053    (14)       56       (70)
    Short=term borrowings                    284       266    2.86    4.57        2       3     (1)       --        (1)
                                        --------  --------                   ------  ------   ----      ----     -----
       Total interest-bearing
         liabilities                     109,697   103,626    3.85    4.13    1,041   1,056    (15)       56       (71)
                                        --------  --------                   ------  ------   ----      ----     -----
Noninterest=bearing liabilities:
    Demand deposits                       71,824    65,811
    Accounts and drafts payable          234,430   230,059
    Other liabilities                      5,775     6,299
                                        --------  --------
       Total liabilities                 421,726   405,795
Shareholders' equity                      58,412    52,864
                                        --------  --------
       Total liabilities and
         shareholders' equity           $480,138  $458,659
                                        ========  ========
Net interest income                                                          $6,188  $6,304  $(116)     $244     $(360)
                                                                             ======  ======  =====      ====     =====
Net interest margin                                           5.64%   6.05%
                                                              ====    ====
Interest spread                                               2.74%   2.93%
                                                              ====    ====

NOTES:
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(2) Interest income on loans includes net fees of $7,000 and $2,000 for the First Three Months of 1999 and 1998, respectively.

(3) Income is presented on a tax=equivalent basis assuming a tax rate of 34%. The tax=equivalent adjustment was approximately $49,000 and $29,000 for the First Three Months of 1999 and 1998, respectively.

Provision for Loan Losses
-------------------------

          A significant determinant of the Company's operating results is the level of loan losses and the provision for loan losses. There was no charge to earnings to provide for loan losses for the First Three Months of 1999 or 1998. The quality of the loan portfolio has continued to remain strong. The level of nonperforming loans, at .29% of average loans for the three months ended March 31, 1999, remains well below industry averages. Nonperforming loans are covered approximately 7 times by the allowance for loan losses at March 31, 1999. The Company experienced recoveries of $10,000 with no charge-offs in the First Three Months of 1999.

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

          At March 31, 1999, impaired loans totalled $569,000 which includes $503,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $410,000 at March 31, 1999. The average balance of impaired loans during the First Three Months of 1999 and the First Threee Months of 1998 was $693,000 and $1,412,000, respectively.

          The allowance for loan losses at March 31, 1999 was $4,438,000 and at December 31, 1998 was $4,428,000. The allowance for loan losses at March 31, 1999 represents 1.92% of total loans outstanding compared to 1.97% at December 31, 1998.

          The following table presents information as of and for the three month periods ended March 31, 1999 and 1998 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                                 Three Months Ended
                                                                                      March 31
                                                                            ----------------------------
                                                                              1999                1998
                                                                            --------            --------
                                                                                (Dollars in Thousands)
          Allowance at beginning of period                                  $  4,428            $  4,484
          Provision for loan losses charged to expense                            --                  --

          Loans charged off                                                       --                  --
          Recoveries on loans previously charged off                              10                  19
                                                                            --------            --------
          Net loan recoveries                                                     10                  19
                                                                            --------            --------
          Allowance at end of period                                        $  4,438            $  4,503
                                                                            ========            ========
          Loans outstanding:
                 Average                                                    $224,060            $204,268
                 March 31                                                    231,489             203,265

          Ratio of allowance for loan losses to
             loans outstanding:
                 Average                                                        1.98%               2.20%
                 March 31                                                       1.92%               2.22%

          Nonperforming loans:
                 Nonaccrual loans                                           $    503            $    746
                 Loans past due 90 days or more                                  139                  45
                                                                            --------            --------

                   Total                                                    $    642            $    791
                                                                            --------            --------

          Nonperforming loans as a percent of
             average loans                                                       .29%                .39%

Noninterest Income
------------------

         Noninterest income is principally derived from service fees generated by CIS's Payment Systems and Software Systems Groups. Total noninterest income for the First Three Months of 1999 decreased $343,000 (5.9%) compared to the First Three Months of 1998.

         CIS's Payment Systems and Software Group experienced a decrease in revenues of $336,000 (6.0%) in the First Three Months of 1999 compared to the First Three Months of 1998. This decrease is due primarily to decreased shipping volume and a decrease in the number of software package sales during the First Three Months of 1999. The volume of accepted new business proposals remains strong and should result in increasing revenues in CIS's Payment Systems and Software Group as new accounts are placed in service throughout the remainder of 1999.

         Other noninterest income decreased $10,000 (10.0%) in the First
Three Months of 1999 compared to the First Three Months of 1998.   This
decrease was due primarily to a decrease in the amount of fees received relating to letters of credit issued.

Noninterest Expense
-------------------

         Total noninterest expense for the First Three Months of 1999 decreased $244,000 (2.6%) over the First Three Months of 1998.

         Salaries and benefits expense decreased $326,000 (4.9%) in the First Three Months of 1999 compared to the First Three Months of 1998. The decrease relates primarily to separation costs associated with the streamlining and integration of operations in the freight rating services group which were expensed in the First Three Months of 1998. This decrease was partially offset by normal pay increases and increased expenses related to an increased investment at CIS to support expected future processing volumes.

         Occupancy expense decreased $11,000 (2.5%) in the First Three Months of 1999 compared to the First Three Months of 1998. This decrease was primarily attributable to a decrease in depreciation on premises and equipment.

         Other noninterest expense increased $90,000 (4.8%) in the First Three Months of 1999 compared to the First Three Months of 1998. This increase is attributable to several items including outside service fees, advertising and telecommunications expense.


Balance Sheet Analysis
----------------------

         Cash and due from banks decreased from $22,558,000 at December 31, 1998 to $16,409,000 at March 31, 1999. The average balance of cash and due from banks increased $2,854,000 (15.9%) from $17,954,000 in the First Three Months of 1998 to $20,808,000 in the First Three Months of 1999.

         Federal funds sold and other short-term investments decreased from $156,827,000 at December 31, 1998 to $116,521,000 at March 31, 1999. The
average balance of these accounts was $140,754,000 in the First Three Months of 1999 compared to $97,391,000 in the First Three Months of 1998. The increase in the average balance of these accounts resulted primarily from the reinvestment of funds generated from maturities of investments in debt securities. See Table 1 on page 7 for a presentation of average balances.

         Total loans increased $6,601,000 (2.9%) from $224,888,000 at
December 31, 1998 to $231,489,000 at March 31, 1999. The average balances of loans increased $19,792,000 (9.7%) from $204,268,000 in the First Three Months of 1998 to $224,060,000 in the First Three Months of 1999. Loan demand and new business volume increased throughout 1998 and has continued into the First Three Months of 1999.

         Investments in debt and equity securities decreased $8,323,000 (9.9%) from $83,974,000 at December 31, 1998 to $75,651,000 at March 31,
1999. The average balance of investment securities decreased $41,175,000 (34.0%) from $120,960,000 in the First Three Months of 1998 to $79,785,000 in
the First Three Months of 1999 as a result of the Company's ongoing asset/liability management program.

         Total earning assets decreased $42,028,000 (9.0%) From $465,689,000 at December 31, 1998 to $423,661,000 at March 31, 1999. The average balance of earning assets increased $21,980,000 (5.2%) from $422,619,000 in the First Three Months of 1998 to $444,599,000 in the First Three Months of 1999.

         Interest-bearing deposits increased from $108,071,000 at December 31, 1998 to $108,349,000 at March 31, 1999. The average balances of these deposits increased $6,053,000 (5.9%) from $103,360,000 in the First Three Months of 1998 to $109,413,000 in the First Three Months of 1998.

         Noninterest-bearing deposits decreased $12,422,000 (15.0%) from $82,911,000 at December 31, 1998 to $70,489,000 at March 31, 1999. The
average balance of these accounts increased $6,013,000 (9.1%) from $65,811,000 in the First Three Months of 1998 to $71,824,000 in the First Three Months of 1999 which reflects increased business development efforts at the Bank.

         Accounts and drafts payable generated by CIS in its payment operations decreased $39,145,000 (15.6%) from $250,518,000 at December 31, 1998 to $211,373,000 at March 31, 1999. The average balances of these funds increased $4,371,000 (1.9%) from $230,059,000 for the First Three Months of 1998 to $234,430,000 in the First Three Months of 1999. Ending balances of accounts and drafts payable will fluctuate from month to month due to the payment processing cycle, which results in lower balances on days when checks are issued. Since funds generated from accounts and drafts payable are invested, fluctutation caused by the processing cycle also impacts short-term investments, causing them to also be lower on days when checks are issued.

Liquidity
---------

         As of March 31, 1999, approximately 50% of the Company's loan portfolio was composed of commercial loans, of which 81% represented loans maturing within one year. As of the same date, real estate loans, primarily commercial, represented approximately 49% of the total and of these, 19% represented balances maturing within one year. Approximately 1% of the loan portfolio is represented by installment loans.

         The liquidity of the Company is primarily represented by cash and due from banks of $16,409,000 and federal funds sold and other short-term investments of $116,521,000 at March 31, 1999. Included in this caption are $91,000,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

         Investment in debt and equity securities represented approximately 17% of total assets at March 31, 1999. Of the U.S. Government securities in the Company's investment portfolio, which represented 70% of the total, 46% have maturities of less than one year. U.S. Government Agencies and Corporations represented 28% of the total. Obligations of states and political subdivisions constituted 2% of the investment portfolio at March 31, 1999. There were no sales of debt securities in the First Three Months of 1999. Of the total portfolio, approximately 85% of the securities have maturities of five years or less. These securities provide the Company longer term liquidity than its primary sources, cash and due from banks and other short-term instruments. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available-for-sale; however, the Company does not foresee any such short-term liquidity needs.

         The funds provided by the Bank consist of a sizable volume of core deposits. Historically, the Company has been a net provider of federal funds. During the First Three Months of 1999, the Company was a net provider of federal funds, averaging over $30,012,000 in net funds sold.
Additionally, the Company averaged over $110,742,000 in short-term money market funds during the First Three Months of 1999. The Company was able to meet its liquidity requirements in the First Three Months of 1999 through the growth of deposit accounts and the liquid nature of federal funds sold and other short-term investments.

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

Interest Rate Sensitivity Gap Table
-----------------------------------

The following table presents the Company's gap or interest rate position at March 31, 1999 for the various time frames indicated.

                                                                      OVER         OVER
                                                                      THREE        SIX          OVER ONE
                                                         THREE       THROUGH     THROUGH       THROUGH        OVER
                                          VARIABLE      MONTHS         SIX        TWELVE        FIVE          FIVE
                                            RATE        OR LESS       MONTHS      MONTHS        YEARS         YEARS       TOTAL
                                            ----        -------       ------      ------        -----         -----       -----
                                                                   (Dollars in Thousands)
Interest-earning assets:

       Loans                              $ 88,592     $  7,221     $  5,693    $ 15,929      $106,995     $  7,059     $231,489
       Investment in debt and
         equity securities                     --        10,089        9,071      11,019        44,429        1,043       75,651
       Federal funds sold and other
         short-term investments            116,521           --           --          --            --           --      116,521
                                          --------     --------     --------    --------      --------     --------     --------
         Total interest-earning assets    $205,113     $ 17,310     $ 14,764    $ 26,948      $151,424     $  8,102     $423,661
                                          ========     ========     ========    ========      ========     ========     ========

Interest-bearing liabilities:

       Interest-bearing
         transaction accounts             $100,267     $     --     $     --    $     --      $     --     $     --     $100,267
       Time deposits-$100,000 or more          --         1,636          896       1,117            --           --        3,649
       Other time deposits                     --         1,212        1,338       1,187           696           --        4,433
       Short-term borrowings                   267           --           --          --            --           --          267
                                          --------     --------     --------    --------      --------     --------     --------
         Total interest-bearing
            liabilities                   $100,534     $  2,848     $  2,234    $  2,304      $    696     $     --     $108,616
                                          ========     ========     ========    ========      ========     ========     ========

Interest sensitivity gap:
       Periodic                           $104,579     $ 14,462     $ 12,530    $ 24,644      $150,728     $  8,102     $315,045
       Cumulative                          104,579      119,041      131,571     156,215       306,943      315,045      315,045

Ratio of interest-sensitive
   assets to interest-sensitive
   liabilities:
       Periodic                               2.04x        6.08x        6.61x      11.70x       217.56x          --         3.90x
       Cumulative                             2.04x        2.15x        2.25x       2.45x         3.83x        3.90x        3.90x

Capital Resources
-----------------

         Shareholders' Equity was $58,087,000 or 12.78% of total assets at March 31, 1999, an increase of $683,000 over the balance at December 31, 1998. This increase resulted from net income of $1,519,000; the amortization of the stock bonus plan of $7,000; cash received from the exercise of stock options of $48,000 and offset by a decrease in other comprehensive income of $155,000 and dividends paid of $736,000 ($.19 per share).

         Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

         The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at March 31, 1999:

                                                                    Company                    Cass
                                                                  Consolidated                 Bank
                                                                  ------------                ------
                  Total capital (to risk-weighted assets)            21.35%                   15.94%
                  Tier I capital (to risk-weighted assets)           20.10                    14.69
                  Tier I capital (to average assets)                 11.96                    11.88

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

         The Company estimates it will incur costs of approximately $ 2.7 million to prepare for the century date change. This includes internal and external costs that will be expensed as well as capital expenditures that will be capitalized. Costs include, but are not limited to: salary expenses, outside service fees (i.E., Legal, audit, consulting), hardware and software expenditures, and equipment costs. As of March 31, 1999, direct and indirect expenditures have been approximately $2.0 million. Funding for year 2000 costs have been, and will continue to be, derived from normal operating cash flow. Year 2000 expenses are not expected to have a material impact on the Company's income.

         The Company has focused its efforts on addressing those systems it deems to be critical to ongoing operations. The Company-wide project for addressing the Year 2000 issue was segmented into five phases: awareness, assessment, renovation, testing and implementation. As of March 31, 1999 the Company has completed all phases of the plan for its internal, mission critical systems.

         The Company continues to assess the readiness of its major vendors, suppliers, customers and business partners. This process has been accomplished through such avenues as user acceptance testing, interface testing, risk analysis and periodic correspondence. Although our efforts have been diligent and assessment results have been positive, there can be no guarantee that the systems of these outside parties will be fully functional in the Year 2000. Such failures could have a material adverse effect on the Company.

         The Company is developing business resumption contingency plans for the purpose of assuring that core business processes will continue to operate into the Year 2000. The plans will address failures such as payment system failures, data processing system failures, increased cash withdrawals, telecommunication failures, disruption in services provided by outside parties and customer failures. The conbtngency plans provides for reasonable alternatives to potential failures and the establishment of an implementation strategy, including timelines and responsibility assignments. The Company anticipates completing its contingency planning by June 30, 1999.

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

Factors that may affect future results
--------------------------------------

         Statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this Report that are not statements of historical fact are forward-looking statements. Such statements are subject to important risks and uncertainties which could cause the Company's actual results to differ materially from those expressed in any such forward-looking statements made herein. The aforesaid uncertainties include, but are not limited to: burdens imposed by federal and state regulators, credit risk related to borrowers' ability to repay loans from the Bank, concentration of loans in the St. Louis Metropolitan area which subjects the Bank to risks associated with changes in the local economy, risks associated with fluctuations in interest rates, competition from other banks and other financial institutions, some of which are not as heavily regulated as the Bank and, particularly in the case of CIS, risks associated with breakdowns in data processing systems and competition from other providers of similar services.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

PART II
-------

Item 1.     LEGAL PROCEEDINGS
            -----------------
            None

Item 2.     CHANGES IN SECURITIES
            ---------------------
            None

Item 3.     DEFAULTS IN SENIOR SECURITIES
            -----------------------------
            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
            None

Item 5.     OTHER INFORMATION
            -----------------
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (A) None

            (b) Cass Commercial Corporation did not file any reports on Form
                8-K during the three months ended March 31, 1999.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CASS COMMERCIAL CORPORATION

      DATE:    April 27, 1999           By       Lawrence A. Collett
                                          ---------------------------------
                                                 Lawrence A. Collett
                                        Chairman and Chief Executive Officer



      DATE:    April 27, 1999           By       Eric H. Brunngraber
                                          ---------------------------------
                                                 Eric H. Brunngraber
                                                Vice President-Secretary
                                        (Chief Financial and Accounting Officer)

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CASS COMMERCIAL CORPORATION

      DATE:    April 27, 1999       By
                                      -------------------------------------
                                              Lawrence A. Collett
                                      Chairman and Chief Executive Officer



      DATE:    April 27, 1999       By
                                      -------------------------------------
                                               Eric H. Brunngraber
                                              Vice President-Secretary
                                      (Chief Financial and Accounting Officer)