Form 10-Q
period 1999-06-30
CASS COMMERCIAL CORP
filed 1999-08-05
CIK 708781

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

                      FOR THE QUARTER ENDED JUNE 30, 1999
                          COMMISSION FILE NO. 2-80070

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

      The number of shares outstanding of registrant's only class of stock as of June 30, 1999: Common stock, par value $.50 per share - 3,762,851 shares outstanding.

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

                                                                            (DOLLARS IN THOUSANDS EXCEPT
                                                                                   PER SHARE DATA)
                                                                           --------------------------------
                                                                             JUNE 30           DECEMBER 31
                                                                               1999               1998
                                                                           ------------        ------------
ASSETS
------

Cash and due from banks                                                      $ 19,316            $ 22,558
Federal funds sold and other short-term investments                            55,860             156,827
                                                                             --------            --------
      Cash and cash equivalents                                                75,176             179,385
                                                                             --------            --------
Investment in debt and equity securities:
      Held-to-maturity,  fair value of $41,340
            and $57,191 at June 30, 1999 and
            December 31, 1998, respectively                                    41,294              56,605
      Available-for-sale, at fair value                                        43,481              27,369
                                                                             --------            --------
         Total investment in debt and equity securities                        84,775              83,974
                                                                             --------            --------

Loans                                                                         277,470             224,888
      Less:   Allowance for loan losses                                         4,471               4,428
                                                                             --------            --------
         Loans, net                                                           272,999             220,460
                                                                             --------            --------
Premises and equipment, net                                                     9,263               9,249
Accrued interest receivable                                                     2,548               2,764
Other assets                                                                    6,826               8,080
                                                                             --------            --------
         Total assets                                                        $451,587            $503,912
                                                                             ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
-----------
Deposits:
      Noninterest-bearing                                                    $ 82,940            $ 82,911
      Interest-bearing                                                        112,224             108,071
                                                                             --------            --------
         Total deposits                                                       195,164             190,982
Accounts and drafts payable                                                   195,226             250,518
Short-term borrowings                                                             227                 323
Other liabilities                                                               5,268               4,685
                                                                             --------            --------
         Total liabilities                                                    395,885             446,508
                                                                             --------            --------

Shareholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
      shares authorized and no shares issued                                       --                  --
Common stock, par value $.50 per share;
      20,000,000 shares authorized and
      4,000,000 shares issued                                                   2,000               2,000
Surplus                                                                         4,918               4,796
Retained earnings                                                              53,055              51,505
Accumulated other comprehensive income (loss)                                     (83)                387
Common shares in treasury, at cost (237,149 shares at
      June 30, 1999 and 132,123 shares at December 31, 1998)                   (4,011)             (1,213)
Unamortized stock bonus awards                                                   (177)                (71)
                                                                             --------            --------
         Total shareholders' equity                                            55,702              57,404
                                                                             --------            --------
         Total liabilities and shareholders' equity                          $451,587            $503,912
                                                                             ========            ========


See accompanying notes to consolidated financial statements.


CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                           (DOLLARS IN THOUSANDS
                                                                           EXCEPT PER SHARE DATA)
                                                                           ----------------------
                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30                            JUNE 30
                                                          -----------------------            -----------------------
                                                            1999           1998                1999          1998
                                                          --------       --------            --------       --------
INTEREST INCOME:
---------------
Interest and fees on loans                                 $4,940         $4,526              $ 9,272        $ 8,735
Interest and dividends on debt and equity securities:
      Taxable                                               1,163          1,753                2,340          3,551
      Exempt from federal income taxes                         16             18                   32             37
Interest on federal funds sold and
  other short-term investments                              1,379          1,260                3,034          2,565
                                                           ------         ------              -------       --------
         Total interest income                              7,498          7,557               14,678         14,888
                                                           ------         ------              -------       --------

INTEREST EXPENSE:
----------------
Interest on deposits                                        1,076          1,072                2,115          2,125
Interest on short-term borrowings                               2              3                    4              6
                                                           ------         ------              -------       --------
         Total interest expense                             1,078          1,075                2,119          2,131
                                                           ------         ------              -------       --------
         Net interest income                                6,420          6,482               12,559         12,757
Provision for loan losses                                      --             --                   --             --
                                                           ------         ------              -------       --------
         Net interest income after provision
             for loan losses                                6,420          6,482               12,559         12,757
                                                           ------         ------              -------       --------

NONINTEREST INCOME:
------------------
Freight and utility payment and processing revenue          5,079          5,286               10,256         10,795
Service charges on deposit accounts                           168            152                  333            314
Other                                                          65            124                  232            305
                                                           ------         ------              -------       --------
         Total noninterest income                           5,312          5,562               10,821         11,414
                                                           ------         ------              -------       --------

NONINTEREST EXPENSE:
-------------------
Salaries and employee benefits                              6,355          6,267               12,623         12,861
Occupancy expense                                             434            418                  858            853
Equipment expense                                             660            645                1,307          1,289
Other                                                       1,961          1,659                3,914          3,522
                                                           ------         ------              -------       --------
         Total noninterest expense                          9,410          8,989               18,702         18,525
                                                           ------         ------              -------       --------
         Income before income tax expense                   2,322          3,055                4,678          5,646
Income tax expense                                            835          1,085                1,672          2,003
                                                           ------         ------              -------       --------
         Net income                                        $1,487         $1,970              $ 3,006        $ 3,643
                                                           ======         ======              =======       ========


Earnings per share:
         Basic                                             $  .39         $  .51              $   .78        $   .94
                                                           ------         ------              -------       --------
         Diluted                                           $  .39         $  .50              $   .77        $   .93
                                                           ------         ------              -------       --------


See accompanying notes to consolidated financial statements.


CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               (DOLLARS IN THOUSANDS)
                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                        ---------------------------------
                                                                           1999                    1998
                                                                        ---------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net income                                                              $   3,006                $  3,643
Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                      1,157                   1,144
         Amortization of stock bonus awards                                    42                      46
         Decrease in accrued interest receivable                              216                     172
         Other operating activities, net                                    2,075                     586
                                                                        ---------                --------
             Net cash provided by operating activities                      6,496                   5,591
                                                                        ---------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Proceeds from maturities of debt and equity securities:
      Held-to-maturity                                                     15,198                  16,133
      Available-for-sale                                                    1,096                   1,566
Purchase of debt and equity securities available-for-sale                 (17,986)                     --
Net increase in loans                                                     (52,539)                (22,416)
Purchases of premises and equipment, net                                     (941)                   (331)
                                                                        ---------                --------
             Net cash used in investing activities                        (55,172)                 (5,048)
                                                                        ---------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net increase in noninterest-bearing demand,
      interest-bearing demand and savings deposits                          4,179                   9,740
Net increase in time deposits                                                   3                     136
Net decrease in accounts and drafts payable                               (55,292)                (11,248)
Net decrease in short-term borrowings                                         (96)                    (32)
Cash proceeds from exercise of stock options                                   81                      38
Cash dividends paid                                                        (1,456)                 (1,390)
Purchase of common shares for treasury                                     (2,952)                     --
                                                                        ---------                --------
             Net cash used in financing activities                        (55,533)                 (2,756)
                                                                        ---------                --------
Net decrease in cash and cash equivalents                                (104,209)                 (2,213)
Cash and cash equivalents at beginning of period                          179,385                  99,124
                                                                        ---------                --------
Cash and cash equivalents at end of period                              $  75,176                $ 96,911
                                                                        =========                ========


Supplemental information:

             Cash paid for interest                                     $   2,129                $  2,141
                                                                        =========                ========

             Cash paid for income taxes                                 $   1,865                $  2,035
                                                                        =========                ========



See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1999

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Note 2 - Impact Of New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for
Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133, an amendment of FASB Statement No. 133, which defers the effective date of SFAS from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

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

Note 3 - Comprehensive Income

         For the three- and six-month periods ended June 30, 1999 and 1998, unrealized holding loss on debt and equity securities available-for-sale is the Company's only other comprehensive income component. Comprehensive income for the periods ended June 1999 and 1998 is summarized as follows:

                                                           (In Thousands)                (In Thousands)
                                                        Three Months Ended              Six Months Ended
                                                              June 30                       June 30
                                                              -------                       -------
                                                         1999           1998            1999          1998
                                                         ----           ----            ----          ----
Net Income                                              $1,487         $1,970          $3,006        $3,643

Other comprehensive income:
      Net unrealized loss on debt and equity
        securities available-for-sale, net
        of tax                                            (315)           (58)           (470)           --
                                                        ------         ------          ------        ------
                                                        $1,172         $1,912          $2,536        $3,643
                                                        ======         ======          ======        ======

Note 4 - Earnings Per Share

         Average common shares outstanding for the six-month periods ended June 30, 1999 and 1998 were 3,831,868 and 3,861,441, respectively. Average common shares outstanding for the three-month periods ended June 30, 1999 and 1998 were 3,794,706 and 3,861,951, respectively. The only dilutive instruments are stock options and unvested stock awards with an aggregate dilutive effect of 57,657 and 71,770 shares for the six-month periods ended June 30, 1999 and 1998, respectively and 59,461 and 70,321 shares for the three-month periods ended June 30, 1999 and 1998, respectively.

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

         Summarized information about the Company's operations in each industry segment for the periods ended June 30, 1999 and 1998, is as follows:

                                                         (In Thousands)                   (In Thousands)
                                                       Three Months Ended                Six Months Ended
                                                            June 30                          June 30
                                                            -------                          -------
                                                      1999           1998              1999          1998
                                                      ----           ----              ----          ----
      Total Net Revenue:
            Banking Services                         $ 4,058        $ 4,043           $ 7,914       $ 8,029
            Information Services                       8,819          9,192            17,726        18,541
            Eliminations                                 (67)          (116)             (141)         (268)
                                                     -------        -------           -------       -------
                  Total                              $12,810        $13,119           $25,499       $26,302
                                                     -------        -------           -------       -------

      Income (Loss) Before Income Tax:
            Banking Services                         $ 1,220        $ 1,337           $ 2,320       $ 2,531
            Information Services                       1,154          1,758             2,431         3,199
            Corporate Items                              (52)           (40)              (73)          (84)
                                                     -------        -------           -------       -------
                  Total                              $ 2,322        $ 3,055           $ 4,678       $ 5,646
                                                     -------        -------           -------       -------

      Income Tax Expense (Benefit):
            Banking Services                         $   448        $   474           $   854       $   891
            Information Services                         405            625               843         1,141
            Corporate Items                              (18)           (14)              (25)          (29)
                                                     -------        -------           -------       -------
                  Total                              $   835        $ 1,085           $ 1,672       $ 2,003
                                                     -------        -------           -------       -------

      Net Income (Loss):
            Banking Services                         $   772        $   863           $ 1,466       $ 1,640
            Information Services                         749          1,133             1,588         2,058
            Corporate Items                              (34)           (26)              (48)          (55)
                                                     -------        -------           -------       -------
                  Total                              $ 1,487        $ 1,970           $ 3,006       $ 3,643
                                                     =======        =======           =======       =======

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Cass Commercial Corporation (the Company) operates in two primary business segments through two wholly owned subsidiaries, Cass Commercial Bank (the Bank), a commercial bank, and Cass Information Systems, Inc. (CIS), a payment processing company. The Bank provides specialized banking services to privately held businesses and church and church-related entities located primarily in the St. Louis, Missouri metropolitan area. CIS is a payment processing and information services company, whose operations include the processing and payment of freight and utility charges, preparation of transportation management reports, auditing of freight charges, rating of freight shipments and other payment related activities for customers located throughout the United States.

         The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 1999 (the Second Quarter of 1999) compared to the three-month period ended June 30, 1998 (the Second Quarter of 1998) and the six-month period ended June 30, 1999 (the First Half of 1999) compared to the six-month period ended June 30, 1998 (the First Half of 1998). Most information is provided on a consolidated basis for the Company, the Bank and CIS, with expanded disclosures for the specific effects CIS's operations have on particular account captions.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1998 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results to be attained for any other period.


                             RESULTS OF OPERATIONS

         The Company had net income of $1,487,000 for the Second Quarter of 1999, a $483,000 or 24.5% decrease compared to net income of $1,970,000 for the Second Quarter of 1998. The Company had net income of $3,006,000, a $637,000 or 17.5% decrease for the First Half of 1999 compared to net income of $3,643,000 for the First Half of 1998. Diluted earnings per share was $.39 for the Second Quarter of 1999, a 22.0% decrease compared to $.50 for the Second Quarter of 1998. Diluted earnings per share was $.77 for the First Half of 1999, a 17.2% decrease compared to $.93 for the First Half of 1998.

Net Interest Income
-------------------

         The Company's tax-equivalent net interest income decreased .65% or $42,000 from $6,511,000 in the Second Quarter of 1998 to $6,469,000 in the Second Quarter of 1999. The tax-equivalent net interest margin decreased from 6.12% in the Second Quarter of 1998 to 5.80% in the Second Quarter of 1999. The average tax-equivalent yield on earning assets decreased from 7.13% in the Second Quarter of 1998 to 6.77% in the Second Quarter of 1999. The average rate paid on interest-bearing liabilities decreased from 4.13% in the Second Quarter of 1998 to 3.81% in the Second Quarter of 1999.

         The average balance of loans increased $34,864,000 from $216,023,000 to $250,887,000, investment in debt and equity securities decreased $38,270,000 from $117,404,000 to $79,134,000, and federal funds sold and other short-term investments increased $23,956,000 from $93,274,000 to $117,230,000 from the Second Quarter of 1998 to the Second Quarter of 1999. The average balance of noninterest-bearing demand deposit accounts increased $3,135,000 from $70,564,000 to $73,699,000, accounts and drafts payable increased $7,660,000 from $227,046,000 to $234,706,000, and interest-bearing liabilities increased $9,129,000 from $104,420,000 to $113,549,000 from the
Second Quarter of 1998 to the Second Quarter of 1999.

         The decreases experienced during the Second Quarter in net interest margin and net interest income were caused primarily by decreases in the general level of interest rates, specifically, the federal fund, short-term government, and prime rates. The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. Most of the impact from this decrease in rates was offset by increases in interest-earning assets.

         The increases experienced during the Second Quarter in noninterest-bearing demand deposits and interest-bearing deposits were attributable to the addition of new business at the Bank. The increase in accounts and drafts payable was attributable mainly to an increase in the dollar value of items processed at CIS. These increases were used to fund the increased investment in loans and federal funds and other short-term investments. The decrease in investment in debt and equity securities was also used to fund the increase in federal funds and other short-term investments and was caused by management's desire to increase liquidity to meet expected future loan demand. Please refer to Table 1 on Page 8.

         The Company's tax-equivalent net interest income decreased 1.2% or $158,000 from $12,815,000 in the First Half of 1998 to $12,657,000 in the
First Half of 1999. The tax-equivalent net interest margin decreased from 6.09% in the First Half of 1998 to 5.72% in the First Half of 1999. The average tax-equivalent yield on earning assets decreased from 7.10% in the First Half of 1998 to 6.68% in the First Half of 1999. The average rate paid on interest-bearing liabilities decreased from 4.13% in the First Half of 1998 to 3.83% in the First Half of 1999.

         The average balance of loans increased $27,371,000 from $210,177,000 to $237,548,000, investment in debt and equity securities decreased $39,714,000 from $119,172,000 to $79,458,000, and federal funds sold and other short-term investments increased $33,606,000 from $95,321,000 to $128,927,000 from the First Half of 1998 to the First Half of 1999. The average balance of noninterest-bearing demand deposit accounts increased $4,566,000 from $68,201,000 to $72,767,000, accounts and drafts payable increased $5,943,000 from $228,545,000 to $234,488,000, and interest-bearing liabilities increased $7,609,000 from $104,026,000 to $111,635,000 from the
First Half of 1998 to the First Half of 1999.

         The decreases experienced during the First Half of 1999 in net interest margin and net interest income were caused primarily by decreases in the general level of interest rates, specifically, the federal fund, short-term government, and prime rates. The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. Most of the impact from this decrease in rates was offset by increases in interest-earning assets.

         The increases experienced during the First Half of 1999 in noninterest-bearing demand deposits and interest bearing deposits were attributable to the addition of new business at the Bank. The increase in accounts and drafts payable was attributable mainly to an increase in the dollar value of items processed at CIS. These increases were used to fund the increase investment in loans and federal funds and other short-term investments. The decrease in investment in debt and equity securities was also used to fund the increase in federal funds and other short-term investments and was caused by management's desire to increase liquidity to meet expected future loan demand. Please refer to Table 2 on Page 10.


TABLE 1:    CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
            INCOME ANALYSIS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(TAX-EQUIVALENT BASIS, IN THOUSANDS)

                                                                AVERAGE         INTEREST             INCREASE (DECREASE)
                                          AVERAGE BALANCE      YIELD/RATE    INCOME/EXPENSE           DUE TO CHANGE IN
                                          ---------------     ------------   --------------   NET    ------------------
                                           1999      1998     1999    1998     1999  1998    CHANGE   VOLUME      RATE
                                           ----      ----     ----    ----     ----  ----    ------   ------      ----
ASSETS
------
Interest-earning assets:
    Loans                               $250,887  $216,023    7.96%   8.44%  $4,981  $4,546  $ 435     $ 703     $(268)
    Investment in debt and equity
       securities                         79,134   117,404    6.02    6.08    1,187   1,780   (593)     (574)      (19)
    Federal funds sold and other
       short-term investments            117,230    93,274    4.72    5.41    1,379   1,260    119       296      (177)
                                        --------  --------                   ------  ------  -----     -----     -----
       Total interest-earning assets     447,251   426,701    6.77    7.13    7,547   7,586    (39)      425      (464)
                                        --------  --------                   ------  ------  -----     -----     -----

Nonearning assets:
    Cash and due from banks               22,765    20,024
    Premises and equipment, net            9,175     9,570
    Other assets                           9,529    10,206
    Allowance for loan losses             (4,463)   (4,548)
                                        --------  --------
       Total assets                      484,257   461,953
                                        ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
    Interest-bearing demand deposits      41,925    33,671    3.31    3.53      346     296     50        69       (19)
    Savings deposits                      63,460    61,555    4.01    4.28      635     657    (22)       20       (42)
    Time deposits of $100,000
       or more                             4,319     4,131    4.27    5.83       46      60    (14)        3       (17)
    Other time deposits                    3,574     4,726    5.50    5.01       49      59    (10)      (15)        5
                                        --------  --------                   ------  ------  -----     -----     -----
       Total interest-bearing deposits   113,278   104,083    3.81    4.13    1,076   1,072      4        77       (73)
    Short-term borrowings                    271       337    2.96    3.57        2       3     (1)       (1)       --
                                        --------  --------                   ------  ------  -----     -----     -----
       Total interest-bearing
         liabilities                     113,549   104,420    3.81    4.13    1,078   1,075      3        76       (73)
                                        --------  --------                   ------  ------  -----     -----     -----
Noninterest-bearing liabilities:
    Demand deposits                       73,699    70,564
    Accounts and drafts payable          234,706   227,046
    Other liabilities                      5,502     5,448
                                        --------  --------
       Total liabilities                 427,456   407,478
Shareholders' equity                      56,801    54,475
                                        --------  --------
       Total liabilities and
         shareholders' equity           $484,257  $461,953
                                        ========  ========

Net interest income                                                          $6,469  $6,511  $ (42)    $ 349     $(391)
                                                                             ======  ======  =====     =====     =====
Net interest margin                                           5.80%   6.12%
                                                              ====    ====
Interest spread                                               2.96%   3.00%
                                                              ====    ====



AVERAGE BALANCES, INTEREST AND RATES, Continued

NOTES:
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(2) Interest income on loans includes net fees of $80,000 and $11,000 for the Second Quarter of 1999 and 1998, respectively.

(3)   Income is presented on a tax-equivalent basis assuming a tax rate of 34%.
      The tax-equivalent adjustment was approximately $49,000 and $29,000 for the Second Quarter of 1999 and 1998, respectively.



TABLE 2:    CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
            INCOME ANALYSIS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(TAX-EQUIVALENT BASIS, IN THOUSANDS)


                                                                AVERAGE          INTEREST                INCREASE (DECREASE)
                                          AVERAGE BALANCE      YIELD/RATE     INCOME/EXPENSE              DUE TO CHANGE IN
                                          ---------------     ------------    --------------     NET     ------------------
                                           1999      1998     1999    1998     1999     1998    CHANGE    VOLUME      RATE
                                           ----      ----     ----    ----     ----     ----    ------    ------      ----
ASSETS
------
Interest-earning assets:
    Loans                               $237,548  $210,177    7.94%   8.42%  $ 9,354  $ 8,775   $   579   $ 1,098   $(519)
    Investment in debt and equity
       securities                         79,458   119,172    6.06    6.10     2,388    3,606    (1,218)   (1,194)    (24)
    Federal funds sold and other
       short-term investments            128,927    95,321    4.75    5.42     3,034    2,565       469       821    (352)
                                        --------  --------                   -------  -------   -------   -------   -----
       Total interest-earning assets     445,933   424,670    6.68    7.10    14,776   14,946      (170)      725    (895)
                                        --------  --------                   -------  -------   -------   -------   -----
Nonearning assets:
    Cash and due from banks               21,795    18,995
    Premises and equipment                 9,196     9,703
    Other assets                           9,653    11,468
    Allowance for loan losses             (4,448)   (4,523)
                                        --------  --------
       Total assets                      482,129   460,313
                                        ========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
    Interest-bearing demand deposits      39,687    34,081    3.32    3.55       654      600        54        94     (40)
    Savings deposits                      63,720    60,821    4.01    4.28     1,268    1,290       (22)       60     (82)
    Time deposits of $100,000
       or more                             3,609     3,974    5.20    5.78        93      114       (21)      (10)    (11)
    Other time deposits                    4,341     4,848    4.65    5.03       100      121       (21)      (12)     (9)
                                        --------  --------                   -------  -------   -------   -------   -----
       Total interest-bearing deposits   111,357   103,724    3.83    4.13     2,115    2,125       (10)      132    (142)
    Short-term borrowings                    278       302    2.90    4.01         4        6        (2)       --      (2)
                                        --------  --------                   -------  -------   -------   -------   -----
       Total interest-bearing
         liabilities                     111,635   104,026    3.83    4.13     2,119    2,131       (12)      132    (144)
                                        --------  --------                   -------  -------   -------   -------   -----
Noninterest-bearing liabilities:
    Demand deposits                       72,767    68,201
    Accounts and drafts payable          234,488   228,545
    Other liabilities                      5,637     5,871
                                        --------  --------
       Total liabilities                 424,527   406,643
Stockholders' equity                      57,602    53,670
                                        --------  --------
       Total liabilities and
         stockholders' equity           $482,129  $460,313
                                        ========  ========

Net interest income                                                          $12,657  $12,815   $  (158)  $   593   $(751)
                                                                             =======  =======   =======   =======   =====
Net yield on interest-earning assets                          5.72%   6.09%
                                                              ====    ====
Interest spread                                               2.85%   2.97%
                                                              ====    ====


AVERAGE BALANCES, INTEREST AND RATES, Continued


NOTES:
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(2) Interest income on loans includes net fees of $87,000 and $13,000 for the First Half of 1999 and 1998, respectively.

(3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $98,000 and $58,000 for the First Half of 1999 and 1998, respectively.


Provision for Loan Losses
-------------------------

         A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was no provision made for loan losses during the Second Quarter of 1999 or 1998 and no provision made during the First Half of 1999 or 1998. Net loan recoveries for the Second Quarter of 1999 was $33,000 compared to net loan recoveries of $66,000 for the Second Quarter of 1998. Net loan recoveries for the First Half of 1999 was $43,000 compared to $85,000 for the First Half of 1998.

         The ratio of allowance for loan losses as of June 30 to average loans outstanding during the Second Quarter was 1.78% in 1999 compared to 2.12% in 1998. The ratio of nonperforming loans as of June 30 to average loans during the Second Quarter was .21% in 1999 compared to .79% in 1998.

         At June 30, 1999, impaired loans totalled $561,000 which includes $378,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $404,000 at June 30, 1999. The average balance of impaired loans during the First Half of 1999 and the First Half of 1998 was $634,000 and $1,253,000, respectively.

         The allowance for loan losses at June 30, 1999 was $4,471,000 and at December 31, 1998 was $4,428,000. The allowance for loan losses at June 30, 1999 represented 1.61% of total loans outstanding compared to 1.97% at December 31, 1998.

         Factors which influence management's determination of the adequacy of the allowance for loan losses, among other things, include: evaluation of each nonperforming and/or classified loan to determine the estimated loss exposure under existing circumstances known to management; evaluation of all potential problem loans identified in light of possible loss exposure based upon existing circumstances known to management; analysis of the loan portfolio with regard to potential future loss exposure on loans to specific customers and/or industries; current economic conditions; and, an overall review of the loan portfolio in light of past loan loss experience. In management's judgment, the allowance for loan losses is considered adequate to absorb potential losses in the loan portfolio.

         The following table presents information as of and for the three- and six-month periods ended June 30, 1999 and 1998 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                         Three Months Ended            Six Months Ended
                                                              June 30                      June 30
                                                       ----------------------       ----------------------
                                                         1999          1998           1999          1998
                                                       --------      --------       --------      --------
                                                                      (Dollars in Thousands)
Allowance at beginning of period                       $  4,438      $  4,503       $  4,428      $  4,484

Loans charged off                                           (58)           --            (58)           --
Recoveries on loans previously charged off                   91            66            101            85
                                                       --------      --------       --------      --------
Net loan recoveries                                          33            66             43            85
                                                       --------      --------       --------      --------

Allowance at end of period                             $  4,471      $  4,569       $  4,471      $  4,569
                                                       ========      ========       ========      ========

Loans outstanding:
      Average                                          $250,887      $216,023       $237,548      $210,177
      June 30                                           277,470       218,979        277,470       218,979

Ratio of allowance for loan losses to
   loans outstanding:
      Average                                              1.78 %        2.12 %         1.88 %        2.17 %
      June 30                                              1.61 %        2.09 %         1.61 %        2.09 %

Nonperforming loans:
      Nonaccrual loans                                 $    378      $    657       $    378      $    657
      Loans past due 90 days or more                        143         1,059            143         1,059
                                                       --------      --------       --------      --------

        Total                                          $    521      $  1,716       $    521      $  1,716
                                                       --------      --------       --------      --------

Nonperforming loans as a percent of
   average loans                                            .21 %         .79 %          .22 %         .82 %

Noninterest Income
------------------

         Noninterest income is principally derived from service fees generated by CIS. Total noninterest income for the Second Quarter of 1999 was $5,312,000, a $250,000 or 4.5% decrease compared to the Second Quarter of 1998. Total noninterest income for the First Half of 1999 was $10,821,000, a $593,000 or 5.2% decrease compared to the First Half of 1998.

         CIS experienced a decrease in payment and processing revenues of $207,000 or 3.9% in the Second Quarter of 1999 compared to the Second Quarter of 1998 and a decrease of $539,000 or 5.0% in the First Half of 1999 compared to the First Half of 1998. These decreases were due primarily to a decrease in the number of freight invoices processed. Some of these decreases were offset by an increase in the number of utility invoices processed.

Noninterest Expense
-------------------

         Total noninterest expense for the Second Quarter of 1999 was $9,410,000, a $421,000 or 4.7% increase compared to the Second Quarter of 1998. Total noninterest expense for the First Half of 1999 was $18,702,000, a $177,000 or 1.0% increase compared to the First Half of 1998.

         Salaries and benefits expense for the Second Quarter of 1999 was $6,355,000, a $88,000 or 1.4% increase compared to the Second Quarter of 1998. Salary and benefits expense for the First Half of 1999 was $12,623,000, a $238,000 or 1.9% decrease compared to the First Half of 1998. The increase in expense for the Second Quarter relates primarily to annual pay increases and increased expenses related to an increased investment at CIS to support expanded utility operations. The decrease in expense for the First Half relates primarily to separation costs associated with the streamlining and integration of operations in the freight rating services group which were expensed in the First Three Months of 1998.

         Other noninterest expense for the Second Quarter of 1999 was $1,961,000, an increase of $302,000 or 18.2% increase compared to the Second Quarter of 1998. Other noninterest expense for the First Half of 1999 was $3,914,000, a $392,000 or 11.1% increase compared to the First Half of 1998. These increases were attributable to several items including telecommunications, travel & entertainment, and postage expenses.


                              FINANCIAL CONDITION

         Total assets at June 30, 1999 were $451,587,000, a decrease of $52,325,000 or 10.4% from December 31, 1998. Total assets increased $12,943,000 or 3.0% from June 30, 1998. Loans, net of the allowance for loan losses, at June 30, 1999 were $272,999,000, an increase of $52,539,000 or 23.8% from December 31, 1998. Total investments in debt and equity securities at June 30, 1999 were $84,775,000, a $801,000 or .95% increase from December 31, 1998. Federal Funds sold and other short-term investments at June 30, 1999 were $55,860,000, a $100,967,000 or 64.4% decrease from December
31, 1998.

         Total deposits at June 31, 1999 were $195,164,000, a $4,182,000 or
2.2% increase from December 31, 1998. Accounts and drafts payable were $195,226,000, a $55,292,000 or 22.1% decrease from December 31, 1998. Total shareholders' equity at June 30, 1998 was $55,702,000, a $1,702,000 or 3.0%
decrease from December 31, 1998.

         The increase in loans is related to the Bank's ongoing marketing efforts. The decrease in federal funds sold and other short-term investments relates primarily to the corresponding decrease in accounts and drafts payable. The ending balances of accounts and drafts payable will fluctuate from month to month due to the payment processing cycle, which results in lower balances on days when checks are issued. As noted above, the average balances of accounts and drafts payable have increased from the Second
Quarter of 1998 to the Second Quarter of 1999 and the First Half of 1998 to the First Half of 1999. The decrease in total shareholders equity resulted from the repurchase of common stock for $2,952,000 (120,000 shares); dividends paid of $1,456,000 ($.38 per share); a decrease in other comprehensive income of $470,000 and offset by net income of $3,006,000; cash received from the exercise of stock options of $81,000 and a tax benefit of $47,000 on stock options exercised.

                        LIQUIDITY AND CAPITAL RESOURCES

         The liquidity of the Company is primarily represented federal funds sold and other short-term investments of $55,860,000 and cash and due from banks of $19,316,000 at June 30, 1999. Included in this total is $30,000,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

         Investment in debt and equity securities represented approximately 19% of total assets at June 30, 1999. Of the U.S. Government securities in the Company's investment portfolio, which represented 55% of the total, 52% have maturities of less than one year. Mortgage-backed securities represented approximately 23% of the total. U.S. Government Agencies represented 21% of the total. Obligations of state and political subdivisions constituted 1% of the investment portfolio at June 30, 1999. There were no sales of debt securities in the First Half of 1999. Of the total portfolio, approximately 99% of the securities have maturities of five years or less. These securities provide the Company with longer term liquidity than its primary sources.

         The funds provided by the Bank consist of a sizable volume of core deposits. Historically, the Bank has been a net provider of federal funds. During the First Half of 1999, the Bank was a net provider of federal funds, averaging over $26,388,000 in net funds sold. Additionally, the Company averaged approximately $102,539,000 in short-term money market funds during the First Half of 1999. The Company was able to meet its liquidity requirements in the First Half of 1999 through the growth of deposit accounts, accounts and drafts payable and the liquid nature of federal funds sold and other short-term investments.

         The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company's financial instruments, see Item 3. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

         Risk-based capital guidelines for financial institutions were adopted by regulatory authorities effective January 1, 1991. These guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier I capital. Tier I capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier I capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier I capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier I capital, allowance for possible loan losses, and debt considered equity for regulatory capital purposes.

         The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 1999 and December 31, 1998:

                        June 30, 1999                           Amount                    Ratio
                        -------------                           ------                    -----
            Total capital (to risk-weighted assets)
                  Cass Commercial Corporation                $58,656,000                   22.11%
                  Cass Commercial Bank                        27,376,000                   14.71
            Tier I capital (to risk-weighted assets)
                  Cass Commercial Corporation                $55,326,000                   20.86%
                  Cass Commercial Bank                        25,046,000                   13.46
            Tier I capital (to average assets)
                  Cass Commercial Corporation                $55,326,000                   11.49%
                  Cass Commercial Bank                        25,046,000                   11.15
                      December 31, 1998                         Amount                    Ratio
                      -----------------                         ------                    -----
            Total capital (to risk-weighted assets)
                  Cass Commercial Corporation                $60,073,000                   21.14%
                  Cass Commercial Bank                        27,526,000                   15.12
            Tier I capital (to risk-weighted assets)
                  Cass Commercial Corporation                $56,510,000                   19.89%
                  Cass Commercial Bank                        25,246,000                   13.86
            Tier I capital (to average assets)
                  Cass Commercial Corporation                $56,510,000                   12.05%
                  Cass Commercial Bank                        25,246,000                   12.04

                    FACTORS THAT MAY AFFECT FUTURE RESULTS


The Year 2000 Issue
-------------------

         The Year 2000 issue centers around the inability of some computer systems to properly read and interpret dates because many existing computers and computer programs have been developed to use two digits rather than four to refer to a year. The risk of system failure and data processing errors may be the result of this issue.

         The Company's operations are heavily dependent on the use of computer systems. For this reason, the Company implemented a Year 2000 project in 1997. The project was segmented into five phases: Awareness, Assessment, Renovation, Testing and Implementation. The Company has focused its efforts on addressing those systems it deems to be critical to ongoing operations. The Company has completed all phases of the plan for its internal, mission critical systems during the first quarter of 1999.

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

         The Company has developed business resumption contingency plans for the purpose of assuring that core business processes will continue to operate into the Year 2000. The plans will address failures such as payment system failures, data processing system failures, increased cash withdrawals, telecommunication failures, disruption in services provided by outside parties and customer failures. The contingency plans provide for reasonable alternatives to potential failures and the establishment of an implementation strategy, including timelines and responsibility assignments.

         The Company estimates it will incur costs of approximately $2.5 million to prepare for the century date change. This includes internal and external costs that will be expensed as well as capital expenditures that will be capitalized. Costs include, but are not limited to salary expenses, outside service fees (i.e., legal, audit, consulting), hardware and software expenditures, and equipment costs. As of June 30, 1999 direct and indirect expenditures have been approximately $2.2 million. Funding for Year 2000 costs have been, and will continue to be, derived from normal operating cash flow and deployment of internal resources. Year 2000 expenses are not expected to have a material impact on the Company's income.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
----------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

         Statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this Report that are not statements of historical fact are "forward-looking statements". Such statements are subject to important risks and uncertainties which could cause the Company's actual results to differ materially from those expressed in any such forward-looking statements made herein. The aforesaid uncertainties include, but are not limited to: burdens imposed by federal and state regulators, credit risk related to borrowers' ability to repay loans, concentration of loans in the St. Louis Metropolitan area which subjects the Company to risks associated with changes in the local economy, risks associated with fluctuations in interest rates, competition from other banks and other financial institutions, some of which are not as heavily regulated as the Company and, particularly in the case of CIS, risks associated with breakdowns in data processing systems and competition from other providers of similar services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied at the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of non-interest fee and net interest income. However, as discussed below, the Company's asset/liability position differs significantly from most other bank holding companies with positive "gaps" shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of CIS, which generates large balances of accounts and drafts payable. These balances, which are noninterest-bearing, contributes to the Company's high net interest margin but causes the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

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

         Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short-term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. Simulation results illustrate that the Company's net interest income over the next twelve months is more vulnerable to declining rates than rising rates.

         While net interest income simulations do a good job of capturing interest rate risk to short-term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses indicate that the Company's fair market value of equity declines as rates decline and increases as rates increase.

Interest Rate Sensitivity Gap Table
-----------------------------------

The following table presents the Company's gap or interest rate position at June 30, 1999 for the various time frames indicated.

                                                                  OVER         OVER
                                                                 THREE         SIX       OVER ONE
                                                     THREE      THROUGH      THROUGH     THROUGH     OVER
                                        VARIABLE     MONTHS       SIX         TWELVE      FIVE       FIVE
                                          RATE       OR LESS     MONTHS       MONTHS      YEARS     YEARS      TOTAL
                                          ----       -------     ------       ------      -----     -----      -----
                                                                   (Dollars in Thousands)
Interest-earning assets:

    Loans                               $115,208    $ 5,671      $ 9,320    $13,815    $122,463   $10,993    $277,470
    Investment in debt and
       equity securities                      --     11,515        9,513     24,057      38,446     1,244      84,775
    Federal funds sold and other
       short-term investments             55,860         --           --         --          --        --      55,860
                                        --------    -------      -------    -------    --------   -------    --------
       Total interest-earning assets    $171,068    $17,186      $18,833    $37,872    $160,909   $12,237    $418,105
                                        ========    =======      =======    =======    ========   =======    ========

Interest-bearing liabilities:

    Interest-bearing transaction
       accounts                         $104,419    $    --      $    --    $    --    $     --   $    --    $104,419
    Time deposits-$100,000 or more            --      1,392        1,050        936         126        --       3,504
    Other time deposits                       --      1,467          791      1,137         906        --       4,301
    Short-term borrowings                    227         --           --         --          --        --         227
                                        --------    -------      -------    -------    --------   -------    --------
       Total interest-bearing
          liabilities                   $104,646    $ 2,859      $ 1,841    $ 2,073    $  1,032   $    --    $112,451
                                        ========    =======      =======    =======    ========   =======    ========

Interest sensitivity gap:
    Periodic                            $ 66,422    $14,327      $16,992    $35,799    $159,877   $12,237    $305,654
    Cumulative                            66,422     80,749       97,741    133,540     293,417   305,654     305,654

Ratio of interest-sensitive
  assets to interest-sensitive
  liabilities:
    Periodic                               1.63x      6.01x       10.23x     18.27x     155.92x        --       3.72x
    Cumulative                             1.63x      1.75x        1.89x      2.20x       3.61x     3.72x       3.72x



Balances shown reflect earliest repricing date.

PART II
-------

Item 1.     LEGAL PROCEEDINGS
            -----------------
            None

Item 2.     CHANGES IN SECURITIES
            ---------------------
            None

Item 3.     DEFAULTS IN SENIOR SECURITIES
            -----------------------------
            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
            At the annual meeting of the shareholders of Cass Commercial Corporation held on April 19, 1999, the following proposals were voted on and approved:

            The following is a summary of votes cast. No broker non-votes were received.

                                                                                         Withheld
                                                                                       Authority/
                                                                         For             Against          Abstentions
                                                                      ---------        -----------      ---------------
            1.  Proposal to elect four Directors for a term
                of three years ending 2002;

                Bryan C. Chapell                                      2,952,680            3,628             917,403
                Jake Nania                                            2,907,912           48,396             917,403
                John J. Vallina                                       2,952,933            3,375             917,403
                Bruce E. Woodruff                                     2,952,680            3,628             917,403

            2.  Proposal to approve certain amendments to the
                1995 Performance-Based Stock Option Plan to
                permit the granting of incentive stock option
                under the Option Plan.                                2,864,731           50,369             958,611

            3.  Proposal to ratify the selection of KPMG LLP
                as independent accountants for 1999.                  2,949,992            2,868             920,851

Item 5.     OTHER INFORMATION
            -----------------
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)      None

            (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three-months ended June 30, 1999.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CASS COMMERCIAL CORPORATION

         DATE:  August 5, 1999         By    /s/ Lawrence A. Collett
                                         -------------------------------------
                                                 Lawrence A. Collett
                                         Chairman and Chief Executive Officer



         DATE:  August 5, 1999         By    /s/ Eric H. Brunngraber
                                         -------------------------------------
                                                 Eric H. Brunngraber
                                               Vice President-Secretary
                                       (Chief Financial and Accounting Officer)