Form 10-Q
period 1999-10-30
CASS COMMERCIAL CORP
filed 1999-11-05
CIK 708781

==============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                         COMMISSION FILE NO. 2-80070

                              _________________


                         CASS COMMERCIAL CORPORATION

                   INCORPORATED UNDER THE LAWS OF MISSOURI
                I.R.S. EMPLOYER IDENTIFICATION NO. 43-1265338

              13001 HOLLENBERG DRIVE, BRIDGETON, MISSOURI  63044

                          TELEPHONE:  (314) 506-5500

                              _________________



    Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

                            Yes   X      No
                               ------      ------


    The number of shares outstanding of registrant's only class of stock as of September 30, 1999: Common stock, par value $.50 per share - 3,762,851 shares outstanding.



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

                                                                      (DOLLARS IN THOUSANDS
                                                                      EXCEPT PER SHARE DATA)
                                                                   ---------------------------
                                                                   SEPTEMBER 30    DECEMBER 31
                                                                       1999           1998
                                                                   ------------    -----------
ASSETS
------
Cash and due from banks                                              $ 19,715       $ 22,558
Federal funds sold and other short-term investments                    77,848        156,827
                                                                     --------       --------
   Cash and cash equivalents                                           97,563        179,385
                                                                     --------       --------
Investment in debt and equity securities:
   Held-to-maturity, fair value of $33,666
         and $57,191 at September 30, 1999
         and December 31, 1998, respectively                           33,769         56,605
   Available-for-sale, at fair value                                   45,662         27,369
                                                                     --------       --------
      Total investment in debt and equity securities                   79,431         83,974
                                                                     --------       --------

Loans                                                                 282,748        224,888
   Less:  Allowance for loan losses                                     4,277          4,428
                                                                     --------       --------
      Loans, net                                                      278,471        220,460
                                                                     --------       --------
Premises and equipment, net                                             9,242          9,249
Accrued interest receivable                                             2,840          2,764
Other assets                                                            6,463          8,080
                                                                     --------       --------
         Total assets                                                $474,010       $503,912
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
-----------
Deposits:
   Noninterest-bearing                                               $ 77,431       $ 82,911
   Interest-bearing                                                   111,518        108,071
                                                                     --------       --------
         Total deposits                                               188,949        190,982
Accounts and drafts payable                                           223,984        250,518
Short-term borrowings                                                     207            323
Other liabilities                                                       4,338          4,685
                                                                     --------       --------
         Total liabilities                                            417,478        446,508
                                                                     --------       --------

Shareholders' Equity:
---------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                  --             --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                              2,000          2,000
Surplus                                                                 4,918          4,796
Retained earnings                                                      53,988         51,505
Accumulated other comprehensive income (loss)                            (194)           387
Common shares in treasury, at cost (237,149 shares at
   September 30, 1999 and 132,123 shares at December 31, 1998)         (4,011)        (1,213)
Unamortized stock bonus awards                                           (169)           (71)
                                                                     --------       --------
         Total shareholders' equity                                    56,532         57,404
                                                                     --------       --------
         Total liabilities and shareholders' equity                  $474,010       $503,912
                                                                     ========       ========


See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                        (DOLLARS IN THOUSANDS
                                                                        EXCEPT PER SHARE DATA)
                                                                        ----------------------
                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  SEPTEMBER 30           SEPTEMBER 30
                                                               ------------------     -------------------
                                                                1999        1998       1999        1998
                                                               ------      ------     -------     -------
INTEREST INCOME:
----------------
Interest and fees on loans                                     $5,468      $4,525     $14,740     $13,260
Interest and dividends on debt and equity securities:
   Taxable                                                      1,206       1,563       3,546       5,114
   Exempt from federal income taxes                                16          16          48          53
Interest on federal funds sold and
   other short-term investments                                 1,222       1,367       4,256       3,932
                                                               ------      ------     -------     -------
      Total interest income                                     7,912       7,471      22,590      22,359
                                                               ------      ------     -------     -------

INTEREST EXPENSE:
-----------------
Interest on deposits                                            1,173       1,043       3,288       3,168
Interest on short-term borrowings                                   2           2           6           8
                                                               ------      ------     -------     -------
      Total interest expense                                    1,175       1,045       3,294       3,176
                                                               ------      ------     -------     -------
      Net interest income                                       6,736       6,426      19,296      19,183
Provision for loan losses                                          --          --          --          --
                                                               ------      ------     -------     -------
      Net interest income after provision
         for loan losses                                        6,736       6,426      19,296      19,183
                                                               ------      ------     -------     -------

NONINTEREST INCOME:
-------------------
Freight and utility payment and processing revenue              4,949       5,040      15,205      15,835
Service charges on deposit accounts                               171         173         504         487
Other                                                             199         191         431         496
                                                               ------      ------     -------     -------
      Total noninterest income                                  5,319       5,404      16,140      16,818
                                                               ------      ------     -------     -------

NONINTEREST EXPENSE:
--------------------
Salaries and employee benefits                                  6,479       6,062      19,102      18,923
Occupancy expense                                                 428         431       1,286       1,284
Equipment expense                                                 663         627       1,970       1,916
Other                                                           1,898       1,767       5,812       5,289
                                                               ------      ------     -------     -------
      Total noninterest expense                                 9,468       8,887      28,170      27,412
                                                               ------      ------     -------     -------
      Income before income tax expense                          2,588       2,943       7,266       8,589
Income tax expense                                                940       1,052       2,612       3,055
                                                               ------      ------     -------     -------
      Net income                                               $1,648      $1,891     $ 4,654     $ 5,534
                                                               ======      ======     =======     =======

Earnings per share:
      Basic                                                    $  .44      $  .49     $  1.22     $  1.43
                                                               ------      ------     -------     -------
      Diluted                                                  $  .43      $  .48     $  1.20     $  1.41
                                                               ------      ------     -------     -------


See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      (DOLLARS IN THOUSANDS)
                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     -----------------------
                                                                       1999           1998
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                           $  4,654       $  5,534
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                     1,752          1,728
      Amortization of stock bonus awards                                   50             46
      (Increase) decrease in accrued interest receivable                  (76)           304
      Other operating activities, net                                   1,541            479
                                                                     --------       --------
         Net cash provided by operating activities                      7,921          8,091
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from maturities of debt and equity securities:
   Held-to-maturity                                                    22,892         25,891
   Available-for-sale                                                   1,498          1,999
Purchase of debt and equity securities available-for-sale             (20,986)            --
Net increase in loans                                                 (58,011)       (18,654)
Purchases of premises and equipment, net                               (1,411)          (724)
                                                                     --------       --------
         Net cash provided (used) in investing activities             (56,018)         8,512
                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net increase (decrease) in noninterest-bearing demand,
   interest-bearing demand and savings deposits                        (1,848)        20,724
Net decrease in time deposits                                            (185)          (320)
Net decrease in accounts and drafts payable                           (26,534)       (18,844)
Net decrease in short-term borrowings                                    (116)          (195)
Cash proceeds from exercise of stock options                               81             52
Cash dividends paid                                                    (2,171)        (2,086)
Purchase of common shares for treasury                                 (2,952)            --
                                                                     --------       --------
         Net cash used in financing activities                        (33,725)          (669)
                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                  (81,822)        15,934
Cash and cash equivalents at beginning of period                      179,385         99,124
                                                                     --------       --------
Cash and cash equivalents at end of period                           $ 97,563       $115,058
                                                                     ========       ========

Supplemental information:

         Cash paid for interest                                      $  3,290       $  3,178
                                                                     ========       ========

         Cash paid for income taxes                                  $  2,501       $  2,775
                                                                     ========       ========



See accompanying notes to consolidated financial statements.

CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1999

Note 1 - Basis of Presentation

    Cass Commercial Corporation (the Company) provides a full range of banking services to individual, corporate and institutional customers, with a primary focus on privately held companies and church and church-related ministries, through its wholly owned subsidiary bank, Cass Commercial Bank (the Bank). The Bank is subject to competition from other financial and nonfinancial institutions throughout the metropolitan St. Louis, Missouri area. Additionally, the Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 - Impact Of New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an amendment of FASB Statement No. 133, which defers the effective date of SFAS from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

Note 3 - Comprehensive Income

    For the three- and nine-month periods ended September 30, 1999 and 1998, unrealized gain (loss) on debt and equity securities available-for-sale is the Company's only other comprehensive income component. Comprehensive income for the periods ended September 1999 and 1998 is summarized as follows:

                                                        (In Thousands)       (In Thousands)
                                                      Three Months Ended    Nine Months Ended
                                                         September 30         September 30
                                                         ------------         ------------
                                                        1999       1998      1999       1998
                                                        ----       ----      ----       ----
Net Income                                             $1,648     $1,891    $4,654     $5,534

Other comprehensive income:
   Net unrealized gain (loss) on debt and
   equity securities available-for-sale, net of tax      (111)       298      (581)       298
                                                       ------     ------    ------     ------
                                                       $1,537     $2,189    $4,073     $5,832
                                                       ======     ======    ======     ======

Note 4 - Earnings Per Share

    Average common shares outstanding for the three-month periods ended September 30, 1999 and 1998 were 3,753,951 and 3,862,811, respectively. Average common shares outstanding for the nine-month periods ended September 30, 1999 and 1998 were 3,805,610 and 3,861,903, respectively. The only dilutive instruments are stock options and unvested stock awards with an aggregate dilutive effect of 59,000 and 65,032 shares for the three-month periods ended September 30, 1999 and 1998, respectively and 58,104 and 69,524 shares for the nine-month periods ended September 30, 1999 and 1998, respectively.

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

    Summarized information about the Company's operations in each industry segment for the periods ended September 30, 1999 and 1998, is as follows:

                                                   (In Thousands)          (In Thousands)
                                                 Three Months Ended       Nine Months Ended
                                                    September 30            September 30
                                                    ------------            ------------
                                                  1999        1998        1999        1998
                                                  ----        ----        ----        ----
    Total Net Revenue:
       Banking Services                          $ 4,378     $ 3,977     $12,292     $12,005
       Information Services                        8,947       9,005      26,673      27,547
       Eliminations                                  (94)       (107)       (235)       (375)
                                                 -------     -------     -------     -------
            Total                                $13,231     $12,875     $38,730     $39,177
                                                 -------     -------     -------     -------

    Income (Loss) Before Income Tax:
       Banking Services                          $ 1,431     $ 1,247     $ 3,751     $ 3,779
       Information Services                        1,182       1,718       3,613       4,915
       Corporate Items                               (25)        (22)        (98)       (105)
                                                 -------     -------     -------     -------
            Total                                $ 2,588     $ 2,943     $ 7,266     $ 8,589
                                                 -------     -------     -------     -------

    Income Tax Expense (Benefit):
       Banking Services                          $   544     $   443     $ 1,398     $ 1,334
       Information Services                          404         616       1,247       1,757
       Corporate Items                                (8)         (7)        (33)        (36)
                                                 -------     -------     -------     -------
            Total                                $   940     $ 1,052     $ 2,612     $ 3,055
                                                 -------     -------     -------     -------

    Net Income (Loss):
       Banking Services                          $   887     $   804     $ 2,353     $ 2,445
       Information Services                          778       1,102       2,366       3,158
       Corporate Items                               (17)        (15)        (65)        (69)
                                                 -------     -------     -------     -------
            Total                                $ 1,648     $ 1,891     $ 4,654     $ 5,534
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

    The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 1999 (the Third Quarter of 1999) compared to the three-month period ended September 30, 1998 (the Third Quarter of 1998) and the nine-month period ended September 30, 1999 (the First Nine Months of 1999) compared to the nine-month period ended September 30, 1998 (the First Nine Months of 1998). Most information is provided on a consolidated basis for the Company, the Bank and CIS, with expanded disclosures for the specific effects CIS's operations have on particular account captions.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1998 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results to be attained for any other period.


                            RESULTS OF OPERATIONS

    The Company had net income of $1,648,000 for the Third Quarter of 1999, a $243,000 or 12.9% decrease compared to net income of $1,891,000 for the Third Quarter of 1998. The Company had net income of $4,654,000 for the First Nine Months of 1999, a $880,000 or 15.9% decrease compared to net income of $5,534,000 for the First Nine Months of 1998. Diluted earnings per share was $.43 for the Third Quarter of 1999, a 10.4% decrease compared to $.48 for the Third Quarter of 1998. Diluted earnings per share was $1.20 for the First Nine Months of 1999, a 14.9% decrease compared to $1.41 for the First Nine Months of 1998.

Net Interest Income
-------------------

    The Company's tax-equivalent net interest income increased 5.2% or $336,000 from $6,453,000 in the Third Quarter of 1998 to $6,789,000 in the
Third Quarter of 1999. The tax-equivalent net interest margin decreased from 6.07% in the Third Quarter of 1998 to 5.90% in the Third Quarter of 1999.
The average tax-equivalent yield on earning assets decreased from 7.06% in the Third Quarter of 1998 to 6.92% in the Third Quarter of 1999. The average rate paid on interest-bearing liabilities decreased from 4.11% in the Third Quarter of 1998 to 3.85% in the Third Quarter of 1999.

    The average balance of loans increased $59,761,000 from $218,057,000 to $277,818,000, investment in debt and equity securities decreased $21,963,000 from $103,481,000 to $81,518,000, and federal funds sold and other short-term investments decreased $2,890,000 from $99,995,000 to $97,105,000 from the Third Quarter of 1998 to the Third Quarter of 1999. The average balance of noninterest bearing demand deposit accounts increased $9,639,000 from $72,568,000 to $82,207,000, accounts and drafts payable increased $6,556,000 from $222,173,000 to $228,729,000, and interest bearing liabilities increased $20,249,000 from $100,774,000 to $121,023,000 from the Third Quarter of 1998 to the Third Quarter of 1999.

    The decrease experienced during the Third Quarter in net interest margin was caused primarily by decreases in the general level of interest rates, specifically, the federal fund, short term government, and prime rates. The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. The impact from this decrease in rates on net interest income was offset by increases in interest-earning assets and a shift in the composition of earning assets from investments and federal funds sold and other short-term investments to higher yielding loans.

    The increases experienced during the Third Quarter in noninterest bearing demand deposits and interest bearing deposits were attributable to the addition of new business at the Bank. The increase in accounts and drafts payable was attributable mainly to an increase in the dollar value of items processed at CIS. These increases, along with decreases in investments and federal funds sold and other short term investments were used to fund the increased investment in loans. Please refer to Table I on Page 8.

    The Company's tax-equivalent net interest income increased .93% or $179,000 from $19,268,000 in the First Nine Months of 1998 to $19,447,000 in
the First Nine Months of 1999. The tax-equivalent net interest margin decreased from 6.09% in the First Nine Months of 1998 to 5.79% in the First Nine Months of 1999. The average tax-equivalent yield on earning assets decreased from 7.09% in the First Nine Months of 1998 to 6.77% in the First Nine Months of 1999. The average rate paid on interest-bearing liabilities decreased from 4.13% in the First Nine Months of 1998 to 3.84% in the First Nine Months of 1999.

    The average balance of loans increased $38,286,000 from $212,833,000 to $251,119,000, investment in debt and equity securities decreased $33,646,000 from $113,490,000 to $79,844,000, and federal funds sold and other short-term investments increased $21,307,000 from $96,896,000 to $118,203,000 from the
First Nine Months of 1998 to the First Nine Months of 1999. The average balance of noninterest bearing demand deposit accounts increased $6,279,000 from $69,673,000 to $75,952,000, accounts and drafts payable increased $5,763,000 from $226,397,000 to $232,160,000, and interest bearing liabilities increased $11,868,000 from $102,930,000 to $114,798,000 from the
First Nine Months of 1998 to the First Nine Months of 1999.

    The decrease experienced during the First Nine Months of 1999 in net interest margin was caused primarily by decreases in the general level of interest rates, specifically, the federal fund, short term government, and prime rates. The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. The impact from this decrease in rates on net interest income was offset by increases in interest-earning assets and a shift in the composition of earning assets from investments to higher yielding loans.

    The increases experienced during the First Nine Months of 1999 in noninterest bearing demand deposits and interest bearing deposits were attributable to the addition of new business at the Bank. The increase in accounts and drafts payable was attributable mainly to an increase in the dollar value of items processed at CIS. These increases were used to fund the increased investment in loans and federal funds and other short-term investments. In addition, the decrease in investment in debt and equity securities was used to fund the increase in federal funds and other short term investments and was caused by management's desire to increase liquidity to meet expected future loan demand. Please refer to Table 2 on Page 10.

TABLE 1:    CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
            INCOME ANALYSIS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(TAX-EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

                                                                 AVERAGE           INTEREST               INCREASE (DECREASE)
                                         AVERAGE BALANCE       YIELD/RATE       INCOME/EXPENSE             DUE TO CHANGE IN
                                         ---------------       ----------       --------------    NET     ------------------
                                         1999       1998      1999    1998      1999     1998    CHANGE     VOLUME    RATE
                                         ----       ----      ----    ----      ----     ----    ------     ------    ----
ASSETS
------
Interest-earning assets:
    Loans                              $277,818   $218,057    7.87%   8.27%   $5,513   $4,543    $ 970     $1,195   $(225)
    Investment in debt and equity
      securities                         81,518    103,481    5.98    6.09     1,229    1,588     (359)      (332)    (27)
    Federal funds sold and other
      short-term investments             97,105     99,995    4.99    5.42     1,222    1,367     (145)       (39)   (106)
                                       --------   --------                    ------   ------    -----     ------   -----
      Total interest-earning assets     456,441    421,533    6.92    7.06     7,964    7,498      466        824    (358)
                                       --------   --------                    ------   ------    -----     ------   -----

Nonearning assets:
    Cash and due from banks              23,311     20,753
    Premises and equipment, net           9,390      9,324
    Other assets                          8,769      9,465
    Allowance for loan losses            (4,382)    (4,491)
                                       --------   --------
      Total assets                      493,529    456,584
                                       ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
    Interest-bearing demand deposits     43,679     32,293    3.42    3.54       376      288       88         98     (10)
    Savings deposits                     67,613     59,714    4.04    4.27       688      643       45         82     (37)
    Time deposits of $100,000
      or more                             3,631      3,997    5.14    5.56        47       56       (9)        (5)     (4)
    Other time deposits                   5,783      4,507    4.25    4.93        62       56        6         14      (8)
                                       --------   --------                    ------   ------    -----     ------   -----
      Total interest-bearing deposits   120,706    100,511    3.86    4.12     1,173    1,043      130        189     (59)
    Short-term borrowings                   317        263    2.50    3.02         2        2       --         --      --
                                       --------   --------                    ------   ------    -----     ------   -----
      Total interest-bearing
        liabilities                     121,023    100,774    3.85    4.11     1,175    1,045      130        189     (59)
                                       --------   --------                    ------   ------    -----     ------   -----
Noninterest-bearing liabilities:
    Demand deposits                      82,207     72,568
    Accounts and drafts payable         228,729    222,173
    Other liabilities                     5,022      5,152
                                       --------   --------
      Total liabilities                 436,981    400,667
Shareholders' equity                     56,548     55,917
                                       --------   --------
      Total liabilities and
        shareholders' equity           $493,529   $456,584
                                       ========   ========
Net interest income                                                           $6,789   $6,453    $ 336     $  635   $(299)
                                                                              ======   ======    =====     ======   =====

Net interest margin                                           5.90%   6.07%
                                                              ====    ====
Interest spread                                               3.07%   2.95%
                                                              ====    ====

AVERAGE BALANCES, INTEREST AND RATES, Continued

NOTES:
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(2) Interest income on loans includes net fees of $1,000 and $2,000 for the Third Quarter of 1999 and 1998, respectively.

(3) Income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $53,000 and $27,000 for the Third Quarter of 1999 and 1998, respectively.

TABLE 2:    CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST
            INCOME ANALYSIS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(TAX-EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

                                                            AVERAGE         INTEREST               INCREASE (DECREASE)
                                     AVERAGE BALANCE      YIELD/RATE     INCOME/EXPENSE              DUE TO CHANGE IN
                                    ------------------    -----------  ------------------    NET   -------------------
                                      1999      1998      1999   1998    1999     1998     CHANGE   VOLUME     RATE
                                    --------  --------    ----   ----   -------  -------   -------  -------   -------
ASSETS
------
Interest-earning assets:
   Loans                            $251,119  $212,833    7.92%  8.37%  $14,867  $13,318   $ 1,549  $ 2,296   $  (747)
   Investment in debt and equity
     securities                       79,844   113,490    6.06   6.12     3,618    5,194    (1,576)  (1,525)      (51)
   Federal funds sold and other
     short-term investments          118,203    96,896    4.81   5.43     4,256    3,932       324      800      (476)
                                    --------  --------                  -------  -------   -------  -------   -------
     Total interest-earning assets   449,166   423,219    6.77   7.09    22,741   22,444       297    1,571    (1,274)
                                    --------  --------                  -------  -------   -------  -------   -------
Nonearning assets:
   Cash and due from banks            22,304    19,588
   Premises and equipment              9,261     9,576
   Other assets                        9,278    11,188
   Allowance for loan losses          (4,426)   (4,512)
                                    --------  --------
       Total assets                  485,583   459,059
                                    ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand deposits   41,032    33,478    3.36   3.55     1,031      888       143      192       (49)
   Savings deposits                   65,031    60,448    4.02   4.28     1,955    1,933        22      142      (120)
   Time deposits of $100,000
     or more                           3,617     3,982    5.21   5.71       141      170       (29)     (15)      (14)
   Other time deposits                 4,827     4,733    4.46   5.00       161      177       (16)       3       (19)
                                    --------  --------                  -------  -------   -------  -------   -------
     Total interest-bearing
       deposits                      114,507   102,641    3.84   4.13     3,288    3,168       120      322      (202)
   Short-term borrowings                 291       289    2.76   3.70         6        8        (2)      --        (2)
                                    --------  --------                  -------  -------   -------  -------   -------
     Total interest-bearing
       liabilities                   114,798   102,930    3.84   4.13     3,294    3,176       118      322      (204)
                                    --------  --------                  -------  -------   -------  -------   -------
Noninterest-bearing liabilities:
   Demand deposits                    75,952    69,673
   Accounts and drafts payable       232,160   226,397
   Other liabilities                   5,426     5,631
                                    --------  --------
       Total liabilities             428,336   404,631
Shareholders' equity                  57,247    54,428
                                    --------  --------
       Total liabilities and
         shareholders' equity       $485,583  $459,059
                                    ========  ========
       Net interest income                                              $19,447  $19,268    $  179  $ 1,249   $(1,070)
                                                                        =======  =======   =======  =======   =======
       Net yield on interest-earning
         assets                                           5.79%  6.09%
                                                          ====   ====
       Interest spread                                    2.93%  2.96%
                                                          ====   ====


NOTES:
(1)    For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(2)    Interest income on loans includes net fees of $88,000 and $15,000 for the First Nine
       Months of 1999 and 1998, respectively.

(3)    Income is presented on a tax-equivalent basis assuming a tax rate of 34%.  The tax-equivalent adjustment was approximately $151,000 and $85,000 for the First Nine
       Months of 1999 and 1998, respectively.

Provision for Loan Losses
-------------------------

      A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was no provision made for loan losses during the Third Quarter of 1999 or 1998 and no provision made during the First Nine Months of 1999 or 1998. Net loans charged off for the Third Quarter of 1999 were $194,000 compared to $96,000 for the Third Quarter of 1998. Net loans charged off for the First Nine Months of 1999 were $151,000 compared to $11,000 for the First Nine Months of 1998.

      The ratio of allowance for loan losses as of September 30 to average loans outstanding during the Third Quarter was 1.54% in 1999 compared to 2.05% in 1998. The ratio of nonperforming loans as of September 30 to average loans during the Third Quarter was .12% in 1999 compared to .38% in 1998.

      At September 30, 1999, impaired loans totalled $351,000 which includes $173,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $183,000 at September 30, 1999. The average balance of impaired loans during the First Nine Months of 1999 and the First Nine Months of 1998 was $563,000 and $1,061,000, respectively.

      The allowance for loan losses at September 30, 1999 was $4,277,000 and at December 31, 1998 was $4,428,000. The allowance for loan losses at September 30, 1999 represented 1.51% of total loans outstanding compared to 1.97% at December 31, 1998.

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

      The following table presents information as of and for the three- and six-month periods ended September 30, 1999 and 1998 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                       Three Months Ended               Nine Months Ended
                                                          September 30                     September 30
                                                   ---------------------------       -----------------------

                                                     1999               1998           1999           1998
                                                   --------           --------       --------       --------
                                                                        (Dollars in Thousands)
Allowance at beginning of period                   $  4,471           $  4,569       $  4,428       $  4,484

Loans charged off                                      (198)              (105)          (256)          (105)
Recoveries on loans previously charged off                4                  9            105             94
                                                   --------           --------       --------       --------
Net loans charged off                                  (194)               (96)          (151)           (11)
                                                   --------           --------       --------       --------
Allowance at end of period                         $  4,277           $  4,473       $  4,277       $  4,473
                                                   ========           ========       ========       ========
Loans outstanding:
   Average                                         $277,818           $218,057       $251,119       $212,833
   September 30                                     282,748            215,121        282,748        215,121

Ratio of allowance for loan losses to
   loans outstanding:
   Average                                             1.54%              2.05%          1.70%          2.10%
   September 30                                        1.51%              2.08%          1.51%          2.08%

Nonperforming loans:
   Nonaccrual loans                                $    173           $    547       $    173       $    547
   Loans past due 90 days or more                       163                274            163            274
                                                   --------           --------       --------       --------
      Total                                        $    336           $    821       $    336       $    821
                                                   --------           --------       --------       --------
Nonperforming loans as a percent of
   average loans                                        .12%               .38%           .13%           .39%

Noninterest Income
------------------

      Noninterest income is principally derived from service fees generated by CIS. Total noninterest income for the Third Quarter of 1999 was $5,319,000, a $85,000 or 1.6% decrease compared to the Third Quarter of 1998. Total noninterest income for the First Nine Months of 1999 was $16,140,000, a $678,000 or 4.0% decrease compared to the First Nine Months of 1998.

      CIS experienced a decrease in payment and processing revenues of $91,000 or 1.8% in the Third Quarter of 1999 compared to the Third Quarter of 1998 and a decrease of $630,000 or 4.0% in the First Nine Months of 1999 compared to the First Nine Months of 1998. These decreases were due primarily to a decrease in the number of freight invoices processed. Some of these decreases were offset by an increase in the number of utility invoices processed.

Noninterest Expense
-------------------

      Total noninterest expense for the Third Quarter of 1999 was $9,468,000, a $581,000 or 6.5% increase compared to the Third Quarter of 1998. Total noninterest expense for the First Nine Months of 1999 was $28,170,000, a $758,000 or 2.8% increase compared to the First Nine Months of 1998.

      Salaries and benefits expense for the Third Quarter of 1999 was $6,479,000, a $417,000 or 6.9% increase compared to the Third Quarter of 1998. Salary and benefits expense for the First Nine Months of 1999 was $19,102,000, a $179,000 or 1.0% increase compared to the First Nine Months of 1998. The increase in expense for the Third Quarter relates primarily to annual pay increases, expenses related to an increased investment at CIS to support expanded utility operations and an increase in employee benefits expense, primarily related to an increase in health insurance and the Company's two pension plans.

      Equipment expense for the Third Quarter of 1999 was $663,000, an increase of $36,000 or 5.7% compared to the Third Quarter of 1998. Equipment expense for the First Nine Months of 1999 was $1,970,000, a $54,000 or 2.8% increase compared to the First Nine Months of 1998. These increases were due primarily to increased investments in information technology and incresed rent expense.

      Other noninterest expense for the Third Quarter of 1999 was $1,898,000, an increase of $131,000 or 7.4% compared to the Third Quarter of 1998.
Other noninterest expense for the First Nine Months of 1999 was $5,812,000, a $523,000 or 9.9% increase compared to the First Nine Months of 1998. These increases were attributable to several items including correspondent bank service charges, consulting fees and other outside service fees.


                               FINANCIAL CONDITION

      Total assets at September 30, 1999 were $474,010,000, a decrease of $29,902,000 or 5.9% from December 31, 1998. Loans, net of the allowance for loan losses, at September 30, 1999 were $278,471,000, an increase of $58,011,000 or 26.3% from December 31, 1998. Total investments in debt and equity securities at September 30, 1999 were $79,431,000, a $4,543,000 or 5.4% decrease from December 31, 1998. Federal Funds sold and other short-term investments at September 30, 1999 were $77,848,000, a $78,979,000 or 50.4% decrease from December 31, 1998.

      Total deposits at September 30, 1999 were $188,949,000, a $2,033,000 or 1.1% decrease from December 31, 1998. Accounts and drafts payable were $223,984,000, a $26,534,000 or 10.6% decrease from December 31, 1998. Total shareholders' equity at September 30, 1998 was $56,532,000, a $872,000 or 1.5% decrease from December 31, 1998.

      The increase in loans is related to the successful expansion of the church and church-related ministries unit, along with increases in loans to privately held businesses from the Bank's ongoing marketing efforts. The decrease in federal funds sold and other short-term investments relates primarily to this increase in loans and a decrease in accounts and drafts payable. The ending balances of accounts and drafts payable will fluctuate from month to month due to the payment processing cycle, which results in lower balances on days when checks are issued. As noted above, the average balances of accounts and drafts payable have increased from the Third Quarter of 1998 to the Third Quarter of 1999 and the First Nine Months of 1998 to the First Nine Months of 1999. The decrease in total shareholders' equity resulted from the purchase of treasury shares for $2,952,000 (120,000 shares); dividends paid of $2,171,000 ($.57 per share); decrease in other comprehensive income of $581,000 offset by net income of $4,654,000; cash received from the exercise of stock options of $81,000, a tax benefit of $47,000 on stock options exercised and the amortization of the stock bonus plan of $50,000.

                         LIQUIDITY AND CAPITAL RESOURCES

      The liquidity of the Company is primarily represented federal funds sold and other short-term investments of $77,848,000 and cash and due from banks of $19,715,000 at September 30, 1999. Included in this total is $45,000,000 invested in money market funds consisting of short-term U.S. Government and agency issues.

      Investment in debt and equity securities represented approximately 17% of total assets at September 30, 1999. Of the U.S. Government securities in the Company's investment portfolio, which represented 51% of the total, 60% have maturities of less than one year. U.S. Government Agencies represented 26% of the total. Mortgage-backed securities represented approximately 21% of the total. Obligations of state and political subdivisions constituted 2% of the investment portfolio at September 30, 1999. There were no sales of debt securities in the First Nine Months of 1999. Of the total portfolio, approximately 87% of the securities have maturities of five years or less. These securities provide the Company with longer term liquidity than its primary sources.

      The funds provided by the Bank consist of a sizable volume of core deposits. Historically, the Bank has been a net provider of federal funds. During the First Nine Months of 1999, the Bank was a net provider of federal funds, averaging over $27,260,000 in net funds sold. Additionally, the Company averaged approximately $90,942,000 in short-term money market funds during the First Nine Months of 1999. The Company was able to meet its liquidity requirements in the First Nine Months of 1999 through the growth of deposit accounts, accounts and drafts payable and the liquid nature of federal funds sold and other short-term investments.

      The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company's financial instruments, see Item 3. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

      Risk-based capital guidelines for financial institutions were adopted by regulatory authorities effective January 1, 1991. These guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for possible loan losses, and debt considered equity for regulatory capital purposes.

      The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 1999 and December 31, 1998:

   September 30, 1999
   ------------------                                 Amount               Ratio
                                                      ------               -----
   Total capital (to risk-weighted assets)
      Cass Commercial Corporation                   $60,380,000            18.47%
      Cass Commercial Bank                           27,855,000            15.17
   Tier I capital (to risk-weighted assets)
      Cass Commercial Corporation                   $56,291,000            17.22%
      Cass Commercial Bank                           25,558,000            13.92
   Tier I capital (to average assets)
      Cass Commercial Corporation                   $56,291,000            11.61%
      Cass Commercial Bank                           25,558,000            11.43



   December 31, 1998
   -----------------                                  Amount               Ratio
                                                      ------               -----
   Total capital (to risk-weighted assets)
      Cass Commercial Corporation                   $60,073,000            21.14%
      Cass Commercial Bank                           27,526,000            15.12
   Tier I capital (to risk-weighted assets)
      Cass Commercial Corporation                   $56,510,000            19.89%
      Cass Commercial Bank                           25,246,000            13.86
   Tier I capital (to average assets)
      Cass Commercial Corporation                   $56,510,000            12.05%
      Cass Commercial Bank                           25,246,000            12.04

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

      The Company estimates it will incur costs of approximately $2.4 million to prepare for the century date change. This includes internal and external costs that will be expensed as well as capital expenditures that will be capitalized. Costs include, but are not limited to salary expenses, outside service fees (i.e., legal, audit, consulting), hardware and software expenditures, and equipment costs. As of September 30, 1999 direct and indirect expenditures have been approximately $2.3 million. Funding for Year 2000 costs have been, and will continue to be, derived from normal operating cash flow and deployment of internal resources. Year 2000 expenses are not expected to have a material impact on the Company's net income.

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

Interest Rate Sensitivity Gap Table
-----------------------------------

      The following table presents the Company's gap or interest rate position at September 30, 1999 for the various time frames indicated.

                                                                   OVER     OVER
                                                                  THREE      SIX      OVER ONE
                                                       THREE     THROUGH   THROUGH    THROUGH      OVER
                                         VARIABLE     MONTHS       SIX     TWELVE       FIVE       FIVE
                                           RATE       OR LESS    MONTHS    MONTHS      YEARS       YEARS      TOTAL
                                         --------     -------   --------   --------    --------   --------    --------
                                                                    (Dollars in Thousands)
Interest-earning assets:

      Loans                              $100,403     $10,256   $  7,468   $ 14,178    $139,177   $ 11,266    $282,748
      Investment in debt and
         equity securities                     --      11,424      6,307     16,692      39,545      5,463      79,431
      Federal funds sold and other
         short-term investments            77,848          --         --         --          --         --      77,848
                                         --------     -------   --------   --------    --------   --------    --------
         Total interest-earning assets   $178,251     $21,680   $ 13,775   $ 30,870    $178,722   $ 16,729    $440,027
                                         ========     =======   ========   ========    ========   ========    ========
Interest-bearing liabilities:

      Interest-bearing
         transaction accounts            $103,901     $    --   $     --    $    --    $     --   $     --    $103,901
      Time deposits-$100,000
         or more                               --       1,541        705      1,053         128         --       3,427
      Other time deposits                      --         899      1,029      1,161         963        138       4,190
      Short-term borrowings                   207          --         --         --          --         --         207
                                         --------     -------   --------   --------    --------   --------    --------
      Total interest-bearing
         liabilities                     $104,108     $ 2,440   $  1,734   $  2,214    $  1,091   $    138    $111,725
                                         ========     =======   ========   ========    ========   ========    ========
Interest sensitivity gap:
      Periodic                           $ 74,143     $19,240   $ 12,041   $ 28,656    $177,631   $ 16,591    $328,302
      Cumulative                           74,143      93,383    105,424    134,080     311,711    328,302     328,302

Ratio of interest-sensitive
   assets to interest-sensitive
   liabilities:
      Periodic                              1.71x       8.89x      7.94x     13.94x     163.81x     121.22       3.94x
      Cumulative                            1.71x       1.88x      1.97x      2.21x       3.79x      3.94x       3.94x

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

Item 3.     DEFAULTS IN SENIOR SECURITIES
            -----------------------------
            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
            None

Item 5.     OTHER INFORMATION
            -----------------
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
            (a)  None

            (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three-months ended September 30, 1999.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CASS COMMERCIAL CORPORATION

      DATE:   November 5, 1999      By    /s/ Lawrence A. Collett
                                       -------------------------------
                                            Lawrence A. Collett
                                               Chairman and
                                          Chief Executive Officer



      DATE:   November 5, 1999      By     /s/ Eric H. Brunngraber
                                       -------------------------------
                                            Eric H. Brunngraber
                                          Vice President-Secretary
                                           (Chief Financial and
                                            Accounting Officer)