Form 10-K405
period 1999-12-31
CASS COMMERCIAL CORP
filed 2000-03-20
CIK 708781

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

 (Mark One)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the year ended December 31, 1999

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal period from              to
                                             -------------    -------------

                        Commission file number 2-80070

                         CASS COMMERCIAL CORPORATION

-------------------------------------------------------------------------------
             (Exact name of registrant specified in its charter)

        Missouri                                              43-1265338
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            identification No.)

13001 Hollenberg Drive, Bridgeton, Missouri                       63044
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (314) 506-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                  Name of each exchange on which registered
-------------------                  ------------------------------------------
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
            Yes  X      No
               -----      -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                X
                                                      -----

      As of March 5, 2000, 3,642,883 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $58,613,026 based upon the Nasdaq Stock Market closing price of $20.50 for March 5, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in Part I and II hereof.

2. Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2000 is incorporated by reference in Part III hereof.

                                   PART I.
                                   -------

ITEM 1.   BUSINESS
          --------

CASS COMMERCIAL CORPORATION

Registrant, Cass Commercial Corporation (the "Company"), is a bank holding corporation organized in 1982 under the laws of Missouri and approved by the Board of Governors of the Federal Reserve system in February 1983 and is governed by regulations of the Board of Governors of the Federal Reserve system applying to bank holding companies. As of December 31, 1999, the Company owned 100% of the outstanding shares of common stock of Cass Commercial Bank ("Cass Bank") and Cass Information Systems, Inc. ("CIS"), a non-banking subsidiary. The business of the Company is providing ownership, supervision and control of its subsidiaries in the form of consulting services, strategic planning, policy establishment and centralized accounting, human resources and internal auditing services.

The Company and its subsidiaries had 582 full-time and 45 part-time employees as of December 31, 1999.

Total interest income, total net revenue, income (loss) before income tax, total income tax expense (benefit), identifiable assets, depreciation and amortization expense and capital expenditures attributable to each business segment, for the three years ended December 31, 1999 are set forth in Note 12 of the Notes to Consolidated Financial Statements on page 29 of the Cass Commercial Corporation 1999 Annual Report, which is hereby incorporated by reference.

CASS COMMERCIAL BANK

Cass Bank was organized as a Missouri Trust Company with banking powers in 1906. Its principal banking office is located at 13001 Hollenberg Drive, Bridgeton, Missouri and it has five other bank branches in the St. Louis, Missouri metropolitan area.

Cass Bank provides banking services in the commercial, industrial and residential areas it serves. Its primary focus is on privately owned businesses and churches and church-related ministries. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts and other cash management services. Although Cass Bank has trust powers, it does not operate a trust department. Cass Bank had 71 full-time and 5 part-time employees as of December 31, 1999. At December 31, 1999, Cass Bank had total assets of $214,971,000, deposits of $184,303,000 and aggregate capital accounts of $25,883,000 and for the year ended December 31, 1999, had net income of $3,270,000.

Cass Bank encounters substantial competition from other banks located throughout the St. Louis metropolitan area. Savings and loan associations, credit unions, other financial institutions and non-bank providers of financial services also provide competition. The principal competition however, is represented by bank holding company affiliates, many of which are larger and have greater resources than Cass Bank, and are able to offer a wide range of banking and related services through extensive branch networks.

CASS INFORMATION SYSTEMS, INC.

CIS provides information and payment related services. In 1956, Cass Bank began the operation of a freight payment service to meet the needs of shippers and receivers of freight and transportation companies in the St. Louis metropolitan area. This service was well received and, in 1967, its marketing was expanded to cover the entire United States. The range and scope of the services have been expanded significantly over the years. Today many Fortune 500 companies in the United States utilize the broad array of services provided by CIS. These services now include the processing of freight, utility and other payments, delivery of management information through reports, voice response systems and the Internet, and other services such as auditing, rating and other payment related activities.

The headquarters and main operating location of CIS is at 13001 Hollenberg Drive, Bridgeton, Missouri. Other operating locations are in Columbus, Ohio; Chicago, Illinois and Boston, Massachusetts.

CIS's competition comes from within and outside the banking industry.
Many banks which had provided freight payment services in the past, have ceased providing such services or have sold those operations.
CIS also competes with several non-bank companies located throughout the United States. The Company believes CIS to be the largest firm in the freight bill payment industry in terms of the total dollars of freight bills paid, the total number of employees on staff, total revenues and total assets employed. Non-bank competition consists of five primary competitors and numerous small freight bill audit firms located throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis. CIS also competes with several non-bank companies that pay utility bills and provide extensive management reporting that are located throughout the United States. Due to the fact that this is a new market, the competitive environment for utility bill processing and payment is difficult to access and is changing rapidly.

CIS owns several service marks for the freight payment services and logistics information software it provides. Those marks deemed the most valuable are "Freightpay", the basic freight payment service, "Ratemaker", a rate maintenance software product, and "First Rate", a carrier selection software product. In addition, CIS either owns or has applied for other service marks.

CIS is not dependent on any one customer for a large portion of its business. It has a varied client base with no individual client exceeding 5% of total revenue. CIS had 501 full-time employees and 40 part-time employees as of December 31. 1999.

For the year 1999, CIS had net revenues of $36,082,000 and net income of $3,015,000. Total assets as of December 31, 1999 were $284,412,000.

REGULATION AND SUPERVISION

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

State Bank Holding Company Regulation

The Company, as a Missouri bank holding company, is also subject to regulation by the Division of Finance of the State of Missouri (the "Division of Finance"). Under the Missouri banking laws, prior approval of the Division of Finance is required before a bank holding company may acquire control of a Missouri chartered bank or a bank holding company incorporated in Missouri. In addition, under the Missouri banking laws, it is unlawful for any bank holding company to obtain control of any bank if the total deposits in the bank together with the total deposits in all banks in Missouri controlled by such bank holding company exceed 13% of the total deposits held by all depository financial institutions in Missouri. In computing deposits for purposes of this calculation, certificates of deposit in the face amount of $100,000 or more, deposits from outside the United States and deposits from banks not controlled by the bank holding company are excluded. Depository financial institution is defined as any financial institution which accepts deposits and which can insure such deposits through an agency of the federal government. As of December 31, 1999, the Company's consolidated Missouri deposits represented less than 1% of the total deposits held by all Missouri depository financial institutions.

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

The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC reduced the assessment rates for 1997 to a range of zero (0) cents to 27 cents per $100 of insured deposits and this rate remained the same in 1998 and 1999. The Bank qualified for the $0 assessment rate for 1999, however the Bank paid approximately $30,000 in assessments from the Financing Corporation (FICO). The FICO debt service assessment became applicable to all insured institutions as of January 1, 1997, in accordance with the Deposit Insurance Act of 1996. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

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

The FRB and FDIC have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Bank holding companies are required under such guidelines to deduct all intangibles except purchased mortgage servicing rights from capital.

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

FDICIA

FDICIA made extensive changes to the federal banking laws and instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits. FDICIA contains various other provisions that may affect the operations of banks and savings institutions.

The prompt corrective action provision of FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories ("well capitalized", "adequately capitalized" or one of three "undercapitalized" categories) and to take progressively more restrictive actions based on the capital categorization. Under FDICIA, capital requirements include a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any relevant capital measure.

FDICIA generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also requires management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

Recent Developments: The Gramm-Leach-Bliley Act ("GLBA") was signed into law on November 12, 1999. This major banking legislation now permits affiliation among depository institutions and entities whose activities are considered "financial in nature" or incidental or complementary to such activities. Activities which are expressly considered financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. With certain exceptions, GLBA similarly expanded the authorized activities of subsidiaries of national banks (and indirectly through the wild card powers provisions of state law, Missouri banks). These provisions become effective March 11, 2000.

In general, these expanded powers are reserved to bank holding companies, to be known as financial holding companies ("FHC") and banks, where all depository institutions affiliated with them are well capitalized and well managed based on applicable banking regulations and meet specified Community Reinvestment Act ratings. GLBA authorizes the Federal Reserve and the United States Treasury, in cooperation with one another, to determine what additional activities are permissible as financial in nature. Maintenance of activities which are financial in nature will require FHC's and banks to continue to satisfy applicable well capitalized and well managed requirements. Bank holding companies which do not qualify for FHC status are limited to non-banking activities deemed closely related to banking prior to adoption of GLBA.

To become an FHC, the Company would file a declaration with the Federal Reserve electing to engage in activities permissible for an FHC and certifying that it is eligible to do so because it meets the requirements outlined above. The Company currently meets the requirements to make an election to become a FHC; however, the Company's management has not determined at this time whether it will seek such an election. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, Company desires to utilize any of its expanded powers provided in GLBA.

In addition to the creation of FHC's, GLBA establishes a scheme of "functional regulation" of financial services businesses which is intended to reflect the primacy of regulation over activities and entities by regulators routinely responsible for such activities and entities and with the appropriate expertise in the area of regulation. This applies both in allocating responsibility for supervising different companies within an FHC and in supervising different activities within the same company. In this connection, GLBA clarifies the regulation by states of insurance products sold by depository institutions, repeals some of the exemptions enjoyed by banks under federal securities laws relating to securities offered by banks and licensing of broker-dealers and investment advisors.

GLBA also adopts restrictions on financial institutions regarding the sharing of customer non-public personal information with non-affiliated third parties unless the customer has had an opportunity to opt out of the disclosure. GLBA also imposes periodic disclosure requirements concerning the financial institution's policies and practices regarding data sharing with affiliated and non-affiliated parties.

This act will be the subject of extensive rule making by federal banking regulators and others. The effects of this legislation will only begin to be understood over the next several years and at this time cannot be predicted with any certainty.

Monetary Policy

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

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

For the statistical disclosure by bank holding companies see Part II. Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2.   PROPERTIES
          ----------

CASS COMMERCIAL CORPORATION

The Company's headquarters are located in office facilities leased from CIS at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044.

CASS COMMERCIAL BANK

Cass Bank's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044. Cass Bank leases approximately 20,500 square feet of a 61,500 square feet building owned by CIS. In addition, Cass Bank owns a banking facility near downtown St. Louis that consists of approximately 1,600 square feet with adjoining drive-up facilities. Cass Bank has additional leased facilities in Maryland Heights, Missouri (2,500 square feet); Fenton, Missouri (1,250 square feet); Chesterfield, Missouri (2,850 square feet) and downtown St. Louis, Missouri (1,500 square feet).

CASS INFORMATION SYSTEMS, INC.

CIS' headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044. This location is owned by CIS, and includes a building with approximately 61,500 square feet of office space, 20,500 of which is occupied by Cass Bank. CIS also operates a production facility in Columbus, Ohio where approximately 20,000 square feet are leased through the year 2000.
This space is located at 2545 Farmers Drive, Columbus, Ohio. CIS operates an additional production facility in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through October 31, 2005. CIS also leases a facility for its rating and software group in Chicago, Illinois where approximately 10,000 square feet of office space is leased through the year 2004.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                  PART  II.
                                  ---------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          -------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

As of March 5, 2000, there were 259 holders of record of the Company's common stock. The Company's common stock was listed on the Nasdaq Stock Market effective July 1, 1996. High and low bid prices for each quarter of 1999 and 1998 were as follows:


                                        1999                     1998
                                        ----                     ----
                                  High        Low          High         Low
                                  ----        ---          ----         ---
      1st   Quarter             $25-1/8     $24-1/2      $35-1/4     $24-3/4
      2nd   Quarter              25          24-1/4       34-3/4      30
      3rd   Quarter              25-1/2      23-1/2       30-3/4      23-7/8
      4th   Quarter              25-3/4      18-5/8       26-3/4      24-5/8

Dividends paid per share by the Company during the two most recent fiscal years were as follows:

                                               1999           1998
                                               ----           ----
            March 15                          $ .19          $ .18
            June 15                             .19            .18
            September 15                        .19            .18
            December 15                         .19            .18

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          ------------------------------------


(Dollars in thousands, except per share data)           1999          1998          1997         1996          1995
----------------------------------------------------------------------------------------------------------------------
Interest income on loans <F1>                          $20,371      $17,579       $16,951      $16,193       $14,042
Interest income on debt and equity securities            4,722        6,607         9,151        9,801         9,787
Other interest income                                    5,782        5,858         3,181        2,132         2,972
   Total interest income                                30,875       30,044        29,283       28,126        26,801
Interest expense on deposits                             4,357        4,271         4,181        4,503         4,036
Interest expense on short-term borrowings                    9           10            67          139            92
   Total interest expense                                4,366        4,281         4,248        4,642         4,128
   Net interest income                                  26,509       25,763        25,035       23,484        22,673
Provision for loan losses                                   --           --           300           --          (500)
   Net interest income after provision                  26,509       25,763        24,735       23,484        23,173
Noninterest income                                      21,444       22,447        21,813       22,091        23,794
Noninterest expense                                     38,344       36,625        35,911       35,811        37,366
   Income before income tax expense                      9,609       11,585        10,637        9,764         9,601
Income tax expense                                       3,411        4,177         3,626        3,245         3,387
----------------------------------------------------------------------------------------------------------------------
   Net income                                           $6,198       $7,408        $7,011       $6,519        $6,214
----------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                 $1.63        $1.92         $1.82        $1.69         $1.62
Diluted earnings per share                                1.61         1.89          1.79         1.66          1.61
Dividends per share                                        .760         .720          .650         .595          .535
----------------------------------------------------------------------------------------------------------------------
Average total assets                                  $491,450     $469,606      $443,900     $422,953      $400,197
Average net loans                                      254,353      208,603       197,761      185,791       152,433
Average debt and equity securities                      78,903      109,275       148,027      160,291       161,047
Average total deposits                                 190,661      176,784       161,778      161,595       143,001
Average total shareholders' equity                      57,118       55,246        49,965       45,250        40,924
----------------------------------------------------------------------------------------------------------------------
Return on average total assets                            1.26%        1.58%         1.58%        1.54%         1.55%
Return on average total shareholders' equity             10.85        13.41         14.03        14.41         15.18
Total shareholders' equity to
   total assets at year-end                              11.29        11.39         12.01        10.90         10.12
Allowance for loan losses to loans at year-end            1.54         1.97          2.28         2.22          3.65
Nonperforming assets to loans and other
   real estate at year-end                                 .15          .35           .39          .40           .36
Net loan charge-offs (recoveries) to
   average loans outstanding                               .06          .03           .10         1.02          (.33)
----------------------------------------------------------------------------------------------------------------------

<F1> Interest income on loans includes net loan fees.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 1999, 1998 and 1997. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto, which are hereby incorporated by reference from the Company's 1999 Annual Report to Shareholders.

NET INCOME

The Company's consolidated net income, earnings per share and selected ratios for 1999, 1998 and 1997 were as follows:

                                                                 1999            1998             1997
---------------------------------------------------------------------------------------------------------
Net income                                                   $6,198,000      $7,408,000       $7,011,000
Basic earnings per share                                          $1.63           $1.92            $1.82
Diluted earnings per share                                        $1.61           $1.89            $1.79
Return on average assets                                           1.26%           1.58%            1.58%
Return on average equity                                          10.85%          13.41%           14.03%
Ratio of average total shareholders' equity
   to average total assets                                        11.62%          11.77%           11.26%
Ratio of total dividends declared
   to net income                                                  46.61%          37.55%           35.77%
---------------------------------------------------------------------------------------------------------

The 1999 results compared to 1998 include the following significant pre-tax components:

     Net interest income increased $746,000 or 2.9% due to a $45,667,000 increase in average loans and a $22,032,000 increase in average earning assets, which were partially offset by a decline in the general level of interest rates that caused the net interest margin to decrease from 5.98% to 5.87%.

     Total noninterest income decreased $1,003,000 or 4.5% due to several factors. Total freight and utility payment and processing revenue decreased $583,000 or 3.1% despite a $726,000 increase in revenue from utility payment and processing services. The decrease in revenue from freight payment and processing services was due to several factors. First, there was a decrease in the volume of freight transactions due largely to the growth in competition for electronic data interchange
     (EDI) processing of parcel and air shipments. Second, there were continued anticipated decreases of some freight payment services that were part of a prior acquisition. Finally, the implementation of new prospects, which typically exceed lost business, appeared to be delayed by our prospect's Y2K remediation programs. Freight rating services revenue decreased $346,000 or 16.1% due to a change in Company direction from selling rating software to Internet-based systems. Finally, the Company recognized a $285,000 gain on the sale of securities in 1998.

     Total noninterest expense increased $1,719,000 or 4.7% due to several factors. The most significant was the Company's investment in the utility processing area and in new freight processing capabilities. Due to the rapid growth in the utility processing area, CIS was unable to leverage freight processing resources to the extent that was initially envisioned. As a result, a much larger investment in staff and processing support had to be made to accommodate the fast rate of growth. It is estimated that the pre-tax loss on utility payment processing services exceeded $1,000,000. In addition, CIS invested heavily in Internet system capabilities and internal system development in the freight processing area that will allow greater growth in this area in the future. Finally, annual salary increases and higher benefit expenses accounted for a significant part of the increase.

The 1998 results compared to 1997 include the following significant pre-tax components:

     Net interest income increased $1,028,000 or 4.2% due to a $24,948,000 increase in average earning assets and a decrease in the provision for loan losses from $300,000 to $0. These factors more than offset the decrease in net interest margin that was caused by a decline in the general level of interest rates.

     Total noninterest income increased $634,000 or 2.9% due largely to an increase in CIS processing revenue of $946,000 as CIS experienced a record processing year. Some of this increase was offset by a decrease in the negative goodwill related to a prior acquisition by CIS that was fully amortized in 1997. Also in 1997, the Bank received a buyout of its headquarters lease in excess of the remaining net book value of leasehold improvements that resulted in a one-time gain of $95,000.

     Total noninterest expenses increased $714,000 or 2.0% due mainly to increased salaries and benefits expense that related to separation costs associated with the streamlining and integration of operations in the freight rating software service and sales group combined with annual salary increases.

NET INTEREST INCOME

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues.

Net interest income in 1999 compared to 1998:

On a tax-equivalent basis, net interest income for 1999 totaled $26,721,000, an increase of $833,000 or 3.2% over 1998. The net interest margin for 1999 was 5.87% compared to 5.98% in 1998. The following factors account for this increase in net interest income and decrease in net interest margin:

     Total average earning assets increased $22,032,000 or 5.1% to $455,187,000. This increase was due to an increase in non-interest bearing demand and interest bearing deposits at Cass Bank resulting from new business development efforts and an increase in accounts and drafts payable at CIS from an increase in dollars processed. This increase contributed to the increase in net interest income.

     Total average loans increased $45,667,000 or 21.4% to $258,742,000. This increase was funded by the increase in deposits and payables along with the maturity of debt securities. This increase in loans increased interest income and had a positive effect on the net interest margin due to the fact that loans are the Company's highest earning asset.

     Total average federal funds sold and other short-term investments increased $6,737,000 or 6.1% to $117,542,000. This increase was also funded by the increase in deposits and payables and maturities of debt securities. Since these are the lowest yielding earning assets, increases in average balances outstanding can increase interest income, but reduce the average yield on earning assets and therefore the net interest margin.

     Although net interest income increased, the net interest margin decreased primarily because of the decline in the general level of interest rates. The average yield on earning assets decreased to 6.83% in 1999 from 6.96% in 1998. The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. More information is contained in the tables that follow.

Net interest income in 1998 compared to 1997:

On a tax-equivalent basis, net interest income for 1998 totaled $25,888,000, an increase of $729,000 or 2.9% over 1997. The net interest margin for 1998 was 5.98% compared to 6.16% in 1997. The following factors account for this increase in net interest income and decrease in net interest margin:

     Total average earning assets increased $24,948,000 or 6.1% to $433,155,000. This increase was due to an increase in non-interest bearing demand and interest bearing deposits at Cass Bank resulting from new business development efforts and an increase in accounts and drafts payable at CIS from an increase in dollars processed. This increase contributed to the increase in net interest income.

     Total average loans increased $10,795,000 or 5.3% to $210,168,000. This increase was funded by the increase in deposits and payables along with the maturity of debt securities. This increase in loans increased interest income and had a positive effect on the net interest margin due to the fact that loans are the Company's highest earning asset.

     Total average federal funds sold and other short-term investments increased $52,905,000 or 91.4% to $110,805,000. This increase was also funded by the increase in deposits and payables and the maturities of debt securities. Since these are the lowest yielding earning assets, increases in average balances outstanding can increase interest income, but reduce the average yield on earning assets and therefore the net interest margin.

     Although net interest income increased, the net interest margin decreased due primarily to the decline in the general level of interest rates. The average yield on earning assets decreased to 6.96% in 1998 from 7.20% in 1997. The Company is adversely affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. More information is contained in the tables that follow.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATE AND INTEREST DIFFERENTIAL

The following table shows the condensed average balance sheets for each of the periods reported, the interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported.

                                            1999                          1998                          1997
                               ---------------------------   ---------------------------   -------------------------------
                                          INTEREST                      INTEREST                      INTEREST
                               AVERAGE     INCOME/  YIELD/   AVERAGE     INCOME/  YIELD/   AVERAGE     INCOME/   YIELD/
(DOLLARS IN THOUSANDS)         BALANCE     EXPENSE   RATE    BALANCE     EXPENSE   RATE    BALANCE     EXPENSE    RATE
--------------------------------------------------------------------------------------------------------------------------
ASSETS <F1>
Earning assets:
      Loans <F2><F3>:
      Taxable                  $252,340   $20,022    7.93%   $210,168   $17,404    8.28%   $199,633   $16,781    8.41%
      Tax-exempt <F4>             6,402       529    8.26       2,907       266    9.15       2,647       257    9.71
   Debt and equity
      securities <F5>:
      Taxable                    77,646     4,659    6.00     107,924     6,538    6.06     146,534     9,074    6.19
      Tax-exempt <F4>             1,257        95    7.56       1,351       103    7.62       1,493       114    7.64
   Federal funds sold and
      other short-term
      investments               117,542     5,782    4.92     110,805     5,858    5.29      57,900     3,181    5.49
--------------------------------------------------------------------------------------------------------------------------
Total earning assets            455,187    31,087    6.83     433,155    30,169    6.96     408,207    29,407    7.20
Nonearning assets:
   Cash and due from banks       22,616                        21,124                        17,665
   Premises and equipment,
     net                          9,265                         9,516                         7,902
   Other assets                   8,771                        10,283                        14,645
   Allowance for loan
     losses                      (4,389)                       (4,472)                       (4,519)
--------------------------------------------------------------------------------------------------------------------------
Total assets                   $491,450                      $469,606                      $443,900
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY <F1>
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                   $42,207    $1,431    3.39%    $34,296    $1,198    3.49%    $31,873    $1,130    3.55%
   Savings deposits              63,164     2,539    4.02      62,246     2,624    4.22      59,918     2,562    4.28
   Time deposits of
     $100,000 or more             3,479       232    6.67       3,928       222    5.65       3,984       222    5.57
   Other time deposits            4,641       155    3.34       4,665       227    4.87       5,296       267    5.04
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
     deposits                   113,491     4,357    3.84     105,135     4,271    4.06     101,071     4,181    4.14
   Short-term borrowings            275         9    3.27         280        10    3.57       1,241        67    5.40
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                  113,766     4,366    3.84     105,415     4,281    4.06     102,312     4,248    4.15
Noninterest-bearing
     liabilities:
   Demand deposits               77,170                        71,649                        60,707
   Accounts and drafts
     payable                    238,007                       231,655                       223,990
   Other liabilities              5,389                         5,641                         6,926
--------------------------------------------------------------------------------------------------------------------------
Total liabilities               434,332                       414,360                       393,935
Shareholders' equity             57,118                        55,246                        49,965
Total liabilities and
   shareholders' equity        $491,450                      $469,606                      $443,900
--------------------------------------------------------------------------------------------------------------------------
Net interest income                       $26,721                       $25,888                       $25,159
Net interest margin                                  5.87%                         5.98%                         6.16%
Interest spread                                      2.99%                         2.90%                         3.05%
--------------------------------------------------------------------------------------------------------------------------

<F1>  Balances shown are daily averages.
<F2>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 1999 Consolidated Financial Statements, incorporated by reference herein.
<F3>  Interest income on loans includes net loan fees of $91,000, $27,000 and
      $6,000 for 1999, 1998 and 1997, respectively.
<F4>  Interest income is presented on a tax-equivalent basis assuming a tax rate of 34% for 1999, 1998 and 1997. The tax-equivalent adjustment was approximately $212,000, $125,000 and $124,000 for 1999, 1998 and 1997,
      respectively.
<F5>  For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

ANALYSIS OF NET INTEREST INCOME CHANGES

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                                  1999 Over 1998                            1998 Over 1997
                                                     ------------------------------------      ------------------------------------
(Dollars in thousands)                               Volume <F1>    Rate <F1>       Total      Volume <F1>     Rate <F1>     Total
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans <F2><F3>:
      Taxable                                         $3,371         $(753)        $2,618          $875         $(252)        $623
      Tax-exempt <F4>                                    291           (28)           263            24           (15)           9
   Debt and equity securities:
      Taxable                                         (1,817)          (62)        (1,879)       (2,343)         (193)      (2,536)
      Tax-exempt <F4>                                     (7)           (1)            (8)          (11)           --          (11)
   Federal funds sold and other
      short-term investments                             345          (421)           (76)        2,801          (124)       2,677
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                  2,183        (1,265)           918         1,346          (584)         762
------------------------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                      269           (36)           233            85           (17)          68
   Savings deposits                                       38          (123)           (85)           99           (37)          62
   Time deposits of $100,000 or more                     (27)           37             10            (3)            3
   Other time deposits                                    (1)          (71)           (72)          (31)           (9)         (40)
   Short-term borrowings                                  --            (1)            (1)          (40)          (17)         (57)
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                   279          (194)            85           110           (77)          33
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                   $1,904       $(1,071)          $833        $1,236         $(507)        $729
------------------------------------------------------------------------------------------------------------------------------------

<F1>  The change in interest due to both volume and rate has been allocated proportionately.
<F2>  Average balances include nonaccrual loans.
<F3>  Interest income includes net loan fees.
<F4>  Interest income is presented on a tax-equivalent basis assuming a tax rate of 34% for 1999, 1998 and 1997.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company recorded no provision for loan losses in 1999 or 1998 and recorded a provision of $300,000 in 1997. Loan charge-offs, net of recoveries, experienced by the Company were $146,000 in 1999, $56,000 in 1998 and $212,000 in 1997. The allowance for loan losses was $4,282,000 at December 31, 1999, compared to $4,428,000 at December 31, 1998 and $4,484,000 at December 31, 1997. The year-end 1999 allowance represents 1.54% of net outstanding loans, compared to 1.97% at year-end 1998. This decrease relates to the increase in total loans experienced during 1999. From December 31, 1998 to December 31, 1999 the level of nonperforming assets decreased $383,000 or 48.5% to $407,000, which represents .15% of outstanding loans and is well below industry averages.

SUMMARY OF LOAN LOSS EXPERIENCE


(Dollars expressed in thousands)                           1999       1998      1997      1996       1995
------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                            $4,428     $4,484    $4,396     $6,358    $6,334
------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial, industrial and IRB's                          255        365       412      2,120       183
   Real estate:
      Mortgage                                                --         --        --         --        --
      Construction                                            --         --        --         --        --
   Installment                                                 1         --        --          1         3
------------------------------------------------------------------------------------------------------------
Total loans charged-off                                      256        365       412      2,121       186
------------------------------------------------------------------------------------------------------------

Recoveries of loans previously charged-off:
Commercial, industrial and IRB's                             109        309       200        152       708
   Real estate:
      Mortgage                                                --         --        --         --        --
      Construction                                            --         --        --         --        --
   Installment                                                 1         --        --          7         2



------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged-off             110        309       200        159       710
------------------------------------------------------------------------------------------------------------
Net loans charged-off (recovered)                            146         56       212      1,962      (524)
Provision charged to expense <F1>                             --         --       300         --      (500)
------------------------------------------------------------------------------------------------------------
Allowance at end of year                                   4,282      4,428     4,484      4,396     6,358
------------------------------------------------------------------------------------------------------------
Loans outstanding:
   Average                                              $258,742   $213,075  $202,280   $192,096  $158,937
   December 31                                           278,343    224,888   196,478    197,775   174,193
Ratio of allowance for loan losses to
   loans outstanding:
   Average                                                  1.65%      2.08%     2.22%      2.29%     4.00%
   December 31                                              1.54%      1.97%     2.28%      2.22%     3.65%
Ratio of net charge-offs (recoveries) to
   Average loans outstanding                                 .06%       .03%      .10%      1.02%    (.33)%
------------------------------------------------------------------------------------------------------------
Allocation of allowance for loan losses <F2>:
   Commercial, industrial and IRB's                       $3,844     $3,982    $4,001     $3,825    $5,582
   Real estate:
      Mortgage                                                19         19       366        119       502
      Construction                                           419        427        15        173         7
   Installment                                                 0          0       102        279       267
------------------------------------------------------------------------------------------------------------
   Total                                                  $4,282     $4,428    $4,484     $4,396    $6,358
------------------------------------------------------------------------------------------------------------
Percent of categories to total loans:
   Commercial and industrial and IRB's                      40.9%      45.2%     48.9%      49.5%     57.3%
   Real estate:
      Mortgage                                              46.5       45.1      44.6       43.2      33.7
      Construction                                          10.6        7.4       4.0        4.6       6.3
   Installment                                                .6        1.1       1.6        1.9       2.3
   Other                                                     1.4        1.2        .9         .8        .4
------------------------------------------------------------------------------------------------------------
Total                                                      100.0%     100.0%    100.0%     100.0%    100.0%
------------------------------------------------------------------------------------------------------------

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

<F2>  The Company allocated its allowance for loan losses to the various loan categories at December 31, 1999 based on the ratio of total nonperforming loans over the last 5 years. Management views the allowance for loan losses as being available for all potential or presently unidentified loan losses that may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. Allocations estimated for the categories do not specifically represent that loan charge-offs of this magnitude will be required. The allocation does not restrict future loan losses attributable to a particular category of loans from being absorbed by the portion of the allowance attributable to other categories of loans. The risk factors considered when determining the overall level of the alllowance are the same when estimating the allocation by major category, as specified in the above summary.

NONPERFORMING ASSETS

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $44,000 for the year ended December 31, 1999.
Of this amount, approximately $1,000 Was actually recorded as interest income on such loans.

At December 31, 1999, after review of potential problem loans identified by management including those noted above, management of the Company concluded the allowance for loan losses was adequate. As of December 31, 1999, approximately $1,310,000 of loans not included in the table below were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms. Of this balance of potential problem loans, $5,000 are deemed to be impaired. While these borrowers are currently meeting all of the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

The Company has no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. As can be seen in the loan composition table above and discussed in Note 4 to the Company's 1999 Consolidated Financial Statements (included in the Company's 1999 Annual Report to Shareholders incorporated herein by reference), the Company's primary market niche for banking services is the privately held commercial company and churches and church-related ministries. Loans to the commercial entities are generally secured by the business assets of the company, including accounts receivable, inventory, machinery and equipment, and the building(s)/plant(s) from which the company operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer by customer basis, based on the business in which the customer operates. Intermediate term credit for machinery and equipment is generally loaned at some percentage of the value of the equipment purchased, again depending on the type of machinery or equipment purchased by the entity (e.g. less funds would be loaned on restaurant equipment which has a lower resale value than certain types of machinery which tend to hold their value). Long term credits are secured by the entities' building(s)/plant(s) and are generally loaned with a maximum 80% loan to value ratio.

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

The Company does not have any foreign loans. The Company's loan portfolio does not include a significant amount of single family real estate mortgage or installment credits, as the Company has not concentrated on the consumer side of the banking business.

The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

SUMMARY OF NONPERFORMING ASSETS


(Dollars expressed in thousands)                            1999       1998      1997       1996      1995
------------------------------------------------------------------------------------------------------------
Commercial, industrial and industrial
      revenue bonds:
   Nonaccrual                                               $170       $477      $285       $480      $151
   Contractually past due 90 days
      or more and still accruing                             167        179         3         --       186
   Renegotiated loans                                         70        134       449         --       278
Real estate-construction contractually
      past due 90 days or more and still accruing             --         --        --         --        15
Real estate-mortgage contractually
   past due 90 days or more and still accruing                --         --        24        306        --
------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                    407        790       761        786       630
------------------------------------------------------------------------------------------------------------
Other real estate                                             --         --        --         --        --
------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                  $407       $790      $761       $786      $630
------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME

The Company's noninterest income is derived mainly from fee revenue generated by CIS. As CIS provides its freight and utility processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable generated in the payment process which can be used to generate interest income. In addition to CIS payment processing revenue, CIS also receives fees from the sale, maintenance, and service bureau operations relating to freight rating software. Other noninterest revenue is generated by Cass Bank in the form of fees that relate to the credit, depository, and cash management products of the Bank. Bank customers compensate the bank through these fees, the maintenance of demand deposit balances, or both.

Noninterest income in 1999 compared to 1998 include the following significant pre-tax components:

     CIS freight and utility payment and processing revenue decreased $583,000 or 3.1% to $18,226,000. Of the total payment and processing revenue, fees related to utility payment and processing increased $726,000 and fees relating to freight payment and processing services decreased $1,309,000. The increase in utility payment and processing fees relates the rapid expansion of our customer base. At the end of 1999 CIS was processing 1.5 million utility invoices representing over a billion dollars of invoice value on an annualized basis. The decrease in revenue from freight payment and processing services was due to several factors. First, there was a decrease in the volume of freight transactions due largely to the growth in competition for electronic data interchange (EDI) processing of parcel and air shipments. The entrance in the marketplace of niche companies formed to process the increasing volume of overnight package shipments was caused in part by the increase in e-commerce transactions. Historically, this has not been a strategic market for CIS. A number of customers, while retained by CIS, moved this type of transaction to these new competitors. CIS has since reengineered its processes to handle these transactions more effectively and it is anticipated that these transactions will provide significant growth in the future. Second, there were continued anticipated decreases relating to some freight payment services that were part of a prior acquisition. Finally, the implementation of new prospects, which typically exceed lost business, appeared to be delayed by our prospect's Y2K remediation programs.

     Freight rating services revenue decreased $346,000 or 16.1% due to a change in the strategic direction of the company from selling rating software to a new Internet-based delivery system of carrier rates to the shipping community that is being developed and will offer an expanded level of features and capabilities to reach the more than 2,000 shipper and 12,000 carrier business partners.

     Service charges generated by Cass Bank increased $38,000 or 5.9% to $680,000. This increase was due primarily to the growth of Cass Bank's customer base.

     Other variances in total noninterest revenue include the fact that their was a $285,000 gain on the sale of securities in 1998 and that other miscellaneous noninterest income increased $173,000 or 30.6% to $738,000.

Noninterest income in 1998 compared to 1997 include the following significant pre-tax components:

     CIS freight and utility payment and processing revenue increased $946,000 or 5.3% to $18,809,000. CIS had a record processing year in paying over 25,000,000 freight invoices with a value of over $7 billion.

     Freight rating services revenue decreased $39,000 or 1.9% to $2,146,000 due to declining use of CIS' rating software and related maintenance services.

     Service charges generated by Cass Bank increased $118,000 or 22.5% to $642,000. This increase was due primarily to the growth of Cass Bank's customer base.

     Other changes in noninterest revenue include the fact that there was a $285,000 gain on the sale of securities in 1998 compared to a $216,000 gain in 1997, and a $538,000 or 48.8% decrease to $565,000 in other miscellaneous noninterest income. This decrease was due primarily to the negative goodwill related to a prior acquisition by CIS that became fully amortized in 1997. Also in 1997, the Bank received a buyout of its headquarters lease in excess of the remaining net book value of leasehold improvements that resulted in a one-time gain of $95,000.

NONINTEREST EXPENSE

Noninterest expense in 1999 compared to 1998 include the following significant pre-tax components:

     Salaries and employee benefits increased $979,000 or 3.9% to $25,974,000. This increase was caused by several factors. First, additional staff was hired in utility payment processing in order to keep pace with the growth in this area. Second, employee benefits expense increased 15.1% due to increased pension accruals and health insurance costs. Finally, annual salary increases accounted for the remainder.

     Occupancy expense increased $82,000 or 4.8% to $1,780,000. Equipment expense increased $65,000 or 2.5% to $2,714,000. Other noninterest expenses increased $593,000 or 8.1% to $7,876,000. These increases can be attributed mainly to expansion of our utility payment processing capabilities, increased investment in our freight payment processing and Internet capabilities and other normal operating expense fluctuations. More details on the components of other noninterest operating expenses are contained on the table below.

Noninterest expense in 1998 compared to 1997 include the following significant pre-tax components:

     Salaries and employee benefits increased $902,000 or 3.7% to $24,995,000. This increase relates primarily to separation costs associated with the streamlining and integration of operations in the freight rating software service and sales group combined with annual pay increases.

     Occupancy expense increased $79,000 or 4.9% to $1,698,000. This increase was due primarily to CIS's Chicago location receiving a $72,000 reimbursement for rent expense to vacate their building by the end of 1997.

     Equipment expense remained relatively constant at $2,649,000 compared to $2,654,000 in 1997. Other noninterest expense decreased $262,000 or 3.5% to $7,283,000. More details on the components of other noninterest operating expenses are contained on the table below.

Details of other noninterest expense for 1999, 1998 and 1997 are as follows:


(Dollars in thousands)                         1999        1998        1997
------------------------------------------------------------------------------
Postage, printing and supplies                $2,261      $2,161      $2,129
Advertising and business development           1,509       1,392       1,437
Professional fees                              1,064       1,056       1,320
Outside service fees                             655         383         353
Data processing services                         570         590         652
Telecommunications                               612         531         518
Other                                          1,205       1,170       1,136
------------------------------------------------------------------------------
Total other noninterest expense               $7,876      $7,283      $7,545
------------------------------------------------------------------------------

INCOME TAX EXPENSE

Income taxes in 1999 totaled $3,411,000 compared to $4,177,000 in 1998 and $3,626,000 in 1997. When measured as a percent of income before income taxes, the Company's effective tax rate was 35.5% in 1999, 36.1% in 1998 and 34.1% in 1997. The effective tax rate increase from 1997 to 1998 was largely attributable to the full amortization of intangibles during 1997 that related to a prior acquisition.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents, which consist of cash and due from banks, federal funds sold, and money market funds, were $124,217,000 or 24.8% of total assets at December 31, 1999. These funds represent the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawls or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities represented approximately $82,996,000 or 17% of total assets at December 31, 1999. Of this total, 51% were U.S. treasury securities, 47% were U.S. government agencies, and 2% were other securities. Of the total portfolio, 35% matures in one year, 54% matures in one to five years, and 11% matures in five or more years. Of the total portfolio, 69% is designated available for sale and 31% is designated held to maturity. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available for sale portfolio, and the ability to use these securities in conjunction with its reverse repurchase lines of credit.

Cass Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $14,820,000. Additionally, Cass Bank has a line of credit at an unaffiliated financial institution in the maximum amount of $50,000,000 collateralized by securities sold under repurchase agreements.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by CIS has also proven to be a stable source of funds.

INTEREST RATE SENSITIVITY

The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied at the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of noninterest fee and net interest income. However, as discussed below, the Company's asset/liability position differs significantly from most other bank holding companies with positive "gaps" shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of CIS, which generates large balances of accounts and drafts payable. These balances, which are noninterest bearing, contribute to the Company's high net interest margin but causes the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

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

A gap report is used by management to review any significant mismatch between the reproaching points of the Company's rate sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities reprice in that particular time frame and, if rates rise, these liabilities will reprice faster than the assets. A positive gap would indicate the opposite. Management has set policy limits specifying acceptable levels of interest rate risk as measured by the gap report. Gap reports can be misleading in that they capture only the repricing timing within the balance sheet, and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments and embedded options risk relates to the potential for the alteration of the level and/or timing of cash flows given changes in rates.

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. Simulation results illustrate that the Company's net interest income over the next twelve months would decrease 5% from an immediate and sustained parallel decrease in interest rates of 100 basis points and increase 5% from a corresponding increase in interest rates.

While net interest income simulations do a good job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses indicate that the Company's fair market value of equity would decrease 3.5% from an immediate and sustained parallel decrease in interest rates of 100 basis points and increase 3% from a corresponding increase in interest rates.

INTEREST RATE SENSITIVE POSITION

The following table presents the Company's gap or interest rate risk position at December 31, 1999 for the various time periods indicated.

                                     Variable       0-90      91-180     181-364         1-5       Over 5
(Dollars in thousands)                   Rate       days        days        days       years        Years       Total
-----------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans:
      Taxable                         $98,394      $7,736      $7,885     $15,104    $136,946      $5,013    $271,078
      Tax-exempt                           --          34          63         141       3,212       3,815       7,265
   Debt and equity securities:
      Taxable                              --       9,987       7,292      16,139      44,257       3,867      81,542
      Tax-exempt                           --          70          --          --         243         940       1,253
   Other                                  201          --          --          --          --          --         201
   Federal funds sold and other
      short term investments          105,720          --          --          --          --          --     105,720
-----------------------------------------------------------------------------------------------------------------------
Total earning assets                  204,315      17,827      15,240      31,384     184,658      13,635     467,059
-----------------------------------------------------------------------------------------------------------------------
Interest-sensitive liabilities:
   Money market accounts               32,185          --          --          --          --          --      32,185
   Now accounts                        10,907          --          --          --          --          --      10,907
   Savings deposits                    47,498          --          --          --          --          --      47,498
Time deposits:
   $100,000 and more                       --         581         336       1,265         429          --       2,611
   Less than $100,000                      --       1,090         851         891       1,031          --       3,863
   Short-term borrowings                  208          --          --          --          --          --         208
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    $90,798      $1,671      $1,187      $2,156      $1,460          --     $97,272
-----------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap:
   Periodic                          $113,517     $16,156     $14,053     $29,228    $183,198     $13,635    $369,787
   Cumulative                         113,517     129,673     143,726     172,954     356,152     369,787     369,787
Ratio of interest-bearing
   assets to interest-bearing
   liabilities:
   Periodic                             2.25x      10.67x      12.84x      14.56x     126.48x          --       4.80x
   Cumulative                           2.25x       2.40x       2.53x       2.80x       4.66x       4.80x       4.80x
-----------------------------------------------------------------------------------------------------------------------
Balances shown reflect earliest repricing date.

INVESTMENT SECURITIES

Investment portfolio changes from December 31, 1998 to December 31, 1999:

     U.S. Government Treasury securities decreased $16,703,000 or 28.3% to $42,273,000. This decrease was caused by the decision to allow maturities to exceed reinvestment in this sector in order to improve the yield of the portfolio.

     U.S. Government corporations and agencies increased $15,750,000 or 67.0% to $39,269,000. This increase was funded by maturities of U.S. Government Treasury securities.

Investment portfolio changes from December 31, 1997 to December 31, 1998:

     U.S. Government Treasury securities decreased $34,172,000 or 36.7% to $58,976,000. This decrease was caused by the decision to increase the Company's current liquidity given expected loan growth and the interest rate environment.

     U.S. Government corporations and agencies decreased $7,891,000 or 25.1% to $23,519,000. This decrease was also caused by the decision to increase the Company's current liquidity given expected loan growth and the interest rate environment.

There was no single issuer of securities in the investment portfolio at December 31, 1999 other than the U.S. Government and U.S. Government corporations and agencies, for which the aggregate amortized cost exceeded ten percent of total shareholders' equity.

INVESTMENT BY TYPE (AT BOOK VALUE)


(Dollars in thousands at December 31, 1999)                                    1999        1998        1997
--------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                                     $42,273     $58,976     $93,148
Obligations of U.S. Government corporations and agencies                      39,269      23,519      31,410
States and political subdivisions                                              1,253       1,278       1,492
Stock of the Federal Reserve Bank                                                201         201         201
--------------------------------------------------------------------------------------------------------------
Total investments                                                            $82,996     $83,974    $126,251
--------------------------------------------------------------------------------------------------------------

INVESTMENT BY MATURITY

                                                      Within     Over 1 to   Over 5 to     Over
(Dollars in thousands at December 31, 1999)           1 Year     5 Years     10 Years    10 Years      Yield
--------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                             $24,106     $18,167         $--         $--       6.05%
U.S. Government corporations and
   agencies                                            5,040      26,090       4,986       3,153       5.86%
States and political subdivisions<F1>                     70         243         940          --       7.62%
Total investments                                    $29,216     $44,500      $5,926      $3,153       5.98%
--------------------------------------------------------------------------------------------------------------
   Weighted average yield                              5.78%       6.09%       7.09%       5.91%
--------------------------------------------------------------------------------------------------------------

<F1>  Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

LOAN PORTFOLIO

Loan portfolio changes from December 31, 1998 to December 31, 1999:

     Total loans increased $53,455,000 or 23.7% to $278,343,000.  This increase was due mainly to the addition of new lending relationships in Cass Bank's privately held business banking services group and the expansion of church and church-related loans in the St. Louis metropolitan area and selected areas across the United States. At year-end church and church-related credits totaled $65,956,000, which represented a 90% increase over 1998. Additional details regarding the types and maturities of the loan portfolio are contained in the tables below.

Loan portfolio changes from December 31, 1997 to December 31, 1998:

     Total loans increased $28,410,000 or 14.5% to $224,888,000.  This increase was fueled mainly by the addition of new lending relationships in Cass Bank's privately held business banking services group and the expansion of church and church-related loans in the St. Louis metropolitan area. Additional details regarding the types and maturities of the loan portfolio are contained in the tables below.

LOANS BY TYPE


(Dollars in thousands at December 31)                       1999       1998      1997       1996      1995
------------------------------------------------------------------------------------------------------------
Commercial and industrial                               $106,444    $95,663   $93,633    $94,962   $98,641
Real estate:
   Mortgage                                              129,482    101,468    87,573     85,360    58,746
   Construction                                           29,633     16,547     7,893      9,164    11,057
Industrial revenue bonds                                   7,265      5,951     2,520      2,851     1,117
Installment                                                1,541      2,458     3,066      3,794     3,954
Other                                                      3,978      2,801     1,793      1,644       678
------------------------------------------------------------------------------------------------------------
Total loans                                             $278,343   $224,888  $196,478   $197,775  $174,193
------------------------------------------------------------------------------------------------------------

LOANS BY MATURITY

                                                                 OVER ONE YEAR              OVER
                                                              THROUGH FIVE YEARS         FIVE YEARS
                                                              ------------------         ----------
                                                  ONE YEAR      FIXED  FLOATING       FIXED   FLOATING
(Dollars in thousands at December 31, 1999)        OR LESS       RATE      RATE        RATE       RATE      TOTAL
------------------------------------------------------------------------------------------------------------------
Commercial and industrial                          $76,907    $24,293    $3,973      $1,271     $   --    $106,444
Real estate:
   Mortgage                                         17,483    108,257        --       3,742         --     129,482
   Construction                                     22,610      3,611     2,151          --      1,261      29,633
Industrial revenue bonds                               238      3,212        --       3,815         --       7,265
Installment                                            756        785        --          --         --       1,541
Other                                                3,978         --        --          --         --       3,978
------------------------------------------------------------------------------------------------------------------
Total loans                                       $121,972   $140,158    $6,124      $8,828     $1,261    $278,343
------------------------------------------------------------------------------------------------------------------

Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

DEPOSITS AND ACCOUNTS AND DRAFTS PAYABLE

Noninterest-bearing demand deposits increased $8,761,000 or 10.6% from $82,911,000 at December 31, 1998 to $91,672,000 at December 31, 1999.
The average balance of these accounts increased $5,521,000 or 7.7% from $71,649,000 in 1998 to $77,170,000 in 1999. New business volume increased throughout 1999 and should continue into 2000.

Interest-bearing deposits decreased from $108,071,000 at December 31, 1998 to $97,064,000 at December 31, 1999. The average balances of these deposits, however, increased $8,356,000 or 7.9% from $105,135,000 in 1998 to
$113,491,000 in 1999. During the later part of 1999 the account balances of several large depositors were moved into non-depository products in order to assist them in maximizing the return on their funds.

Accounts and drafts payable generated by CIS in its payment processing operations decreased $624,000 or .2% from $250,518,000 at December 31, 1998 to $249,894,000 at December 31, 1999. The average balances of these funds increased $6,352,000 or 2.7% from $231,655,000 in 1998 to $238,007,000 in
1999. Due to CIS' payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week. The increase in average balances can be attributed to the fact that the dollar amount of invoices processed and the amount of time checks were outstanding increased.

The composition of average deposits and the average rates paid on those deposits is represented in the Table entitled "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest
Differential" which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

MATURITIES OF CERTIFICATES OF DEPOSITS OF $100,000 OR MORE


(Dollars in thousands at December 31, 1999)
------------------------------------------------------------------------------
Three months or less                                                    $581
Three to six months                                                      336
Six to twelve months                                                   1,265
Over twelve months                                                       429
------------------------------------------------------------------------------
   Total                                                              $2,611
------------------------------------------------------------------------------

CAPITAL RESOURCES

One of the Company's primary objectives is to maintain a strong capital base to warrant the confidence of our customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at December 31, 1999:

                                                  Company          Cass
                                                Consolidated       Bank
----------------------------------------------------------------------------
Total capital (to risk-weighted assets)            18.23%         16.39%
Tier I capital (to risk-weighted assets)           16.98          15.14
Tier I capital (to average assets)                 11.53          11.54
----------------------------------------------------------------------------

In 1999, cash dividends declared totaled $2,889,000 or $.76 per share, a $.04 or 5.6% increase over the prior year. During 1999 the Company repurchased 160,000 shares of its stock for general corporate purposes. On December 21, 1999 the Board of Directors authorized a stock repurchase program that would allow the repurchase of up to 200,000 shares of its common stock through December 31, 2000. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions.
The stock, if repurchased, will be held as treasury stock to be used for general corporate purposes.

Shareholders' equity was $56,563,000 or 11.3% of total assets at December 31, 1999, a decrease of $841,000 over the balance at December 31, 1998. This decrease resulted from cash dividends paid of $2,889,000, a repurchase of stock of $3,711,000, and a net unrealized loss on available for sale securities of $804,000 which was partially offset by net income of $6,198,000 and other items of $365,000.

Subsidiary dividends are the principal source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.

THE YEAR 2000 ISSUE

The Year 2000 issue relates to the ability of computer systems to distinguish date data between the twentieth and twenty-first centuries. The Company's operations are heavily dependent on the use of computer systems. For this reason, the Company implemented a Year 2000 project consisting of five segments or phases: Awareness, Assessment, Renovation, Testing and Implementation. The Company fully completed all phases of the plan for systems considered mission-critical.

Subsequent to the Year 2000 rollover, the Company performed a series of quality control checks on its mission-critical systems. All systems operated as planned, and there were no significant interruptions on the Company's operations. As of the date of this report the Company has not experienced any material difficulties due to Year 2000 issues. Further, there have been no notifications from major vendors, suppliers, customers and business partners indicating any disruptions resulting from Year 2000 issues.

The Company does not expect any future material Year 2000 issues. However, there can be no assurance that a Year 2000 issue will not occur. The Company is prepared to address any Year 2000 issue with contingency plans established during its Year 2000 project.

Through December 31, 1999, the Company's total Year 2000 costs were approximately $2.4 million. This includes internal and external costs expensed, as well as capital expenditures that were capitalized. Costs include, but are not limited to salary expenses, outside service fees (i.e., legal, audit, consulting), hardware and software expenditures, and equipment costs. Funding for Year 2000 costs have been derived from normal operating cash flow and the deployment of internal resources. The Company expects that Year 2000 costs for 2000 will be immaterial.

EFFECT OF RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

INFLATION

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

FORWARD-LOOKING STATEMENTS - FACTORS THAT MAY AFFECT FUTURE RESULTS

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

For information regarding the market risk of the Company's financial instruments, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's primary market risk exposure is to interest rate risk.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

NONE

                                  PART III.
                                  ---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          -----------------------------------------------
          AND MANAGEMENT
          --------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                   PART IV.
                                   --------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          --------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

      (a) The following documents are incorporated by reference in or filed as an exhibit to this Report:

             (1)  Financial Statements:
                  ---------------------


                                                              Annual Report
                                                               Page Number
                                                               ----------
      CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
      --------------------------------------------

             Consolidated Balance Sheets, December 31,
                1999 and 1998                                       14
             Consolidated Statements of Income for the
                years ended December 31, 1999, 1998 and
                1997                                                15
             Consolidated Statements of Cash Flows for the
                years ended December 31, 1999, 1998 and
                1997                                                16
             Consolidated Statements of Shareholders' Equity
                And Comprehensive Income for the years
                ended December 31, 1999, 1998 and 1997              17

             Notes to Consolidated Financial Statements           18-30
             Independent Auditors' Report                           31

             (2)        Financial Statement Schedules:
                        ------------------------------
                        None other than those included as Notes to Consolidated Financial Statements.

             (3)        Exhibits
                        --------
                   3.1 Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998

                   3.2 By Laws of Registrant, incorporated by reference to Exhibit 4.2 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998

                  10.1 1995 Restricted Stock Bonus Plan, as amended to January 19, 1999, including form of Restriction Agreement, incorporated by reference to Exhibit
                            4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91456, filed with the SEC on February 16, 1999

                  10.2 1995 Performance-Based Stock Option Plan, as amended to January 19, 1999, including forms of Option Agreements, incorporated by reference to
                            Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91568, filed with the SEC on February 16, 1999

                    13 1999 Annual Report to Shareholders (only those portions of such Annual Report as are incorporated by reference in parts I and II hereof shall be deemed a part of this Report)

                    21      Subsidiaries of registrant

                    23      Consent of KPMG LLP

      (b)    Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CASS COMMERCIAL CORPORATION

Date:  March 17, 2000             By
                                         /s/   Lawrence A. Collett
                                     -----------------------------------------
                                               Lawrence A. Collett
                                         Chairman and Chief Executive Officer



Date:  March 17, 2000             By     /s/   Eric H. Brunngraber
                                     -----------------------------------------
                                               Eric H. Brunngraber
                                             Vice President-Secretary
                                      (Chief Financial and Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.


Date:  March 17, 2000             By
                                         /s/     Bryan S. Chappel
                                     -----------------------------------------
                                                 Bryan S. Chappel

Date:  March 17, 2000             By
                                         /s/   Lawrence A. Collett
                                     -----------------------------------------
                                               Lawrence A. Collett

Date:  March 17, 2000             By
                                         /s/    Thomas J. Fucoloro
                                     -----------------------------------------
                                                Thomas J. Fucoloro

Date:  March 17, 2000             By
                                         /s/      Harry J. Krieg
                                     -----------------------------------------
                                                  Harry J. Krieg

Date:  March 17, 2000             By
                                         /s/     A.J. Signorelli
                                     -----------------------------------------
                                                 A.J. Signorelli

Date:  March 17, 2000             By
                                         /s/     John J. Vallina
                                     -----------------------------------------
                                                 John J. Vallina

Date:  March 17, 2000             By
                                         /s/    Irving A. Shepard
                                     -----------------------------------------
                                                Irving A. Shepard