Form 10-Q
period 2000-03-31
CASS COMMERCIAL CORP
filed 2000-05-11
CIK 708781

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 2000
                         COMMISSION FILE NO. 2-80070

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


    The number of shares outstanding of registrant's only class of stock as of May 5, 2000: Common stock, par value $.50 per share - 3,500,937 shares outstanding.






------------------------------------------------------------------------------

    This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)
                                      (Dollars in Thousands except Per Share Data)

                                                                           MARCH 31                     DECEMBER 31
                                                                             2000                          1999

ASSETS
Cash and due from banks                                                    $ 28,174                      $ 18,497
Federal funds sold and other short-term investments                          56,624                       105,720
                                                                           --------                      --------
   Cash and cash equivalents                                                 84,798                       124,217
                                                                           --------                      --------
Investment in debt and equity securities:
   Held-to-maturity,  fair value of $22,353
      and $25,381 at March 31, 2000
      and December 31, 1999, respectively                                    22,550                        25,554
   Available-for-sale, at fair value                                         71,755                        57,442
                                                                           --------                      --------
         Total investment in debt and equity securities                      94,305                        82,996
                                                                           --------                      --------

Loans                                                                       320,378                       278,343
   Less:   Allowance for loan losses                                          4,409                         4,282
                                                                           --------                      --------
      Loans, net                                                            315,969                       274,061
                                                                           --------                      --------
Premises and equipment, net                                                   9,306                         9,181
Accrued interest receivable                                                   2,972                         2,764
Other assets                                                                  7,554                         7,626
                                                                           --------                      --------
         Total assets                                                      $514,904                      $500,845
                                                                           ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
------------
Deposits:
   Noninterest-bearing                                                     $ 80,703                      $ 91,672
   Interest-bearing                                                          91,228                        97,064
                                                                           --------                      --------
         Total deposits                                                     171,931                       188,736
Accounts and drafts payable                                                 282,250                       249,894
Short-term borrowings                                                           200                           208
Other liabilities                                                             6,610                         5,444
                                                                           --------                      --------
         Total liabilities                                                  460,991                       444,282
                                                                           --------                      --------

Shareholders' Equity:
---------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                        --                            --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                    2,000                         2,000
Surplus                                                                       5,064                         5,087
Retained earnings                                                            55,941                        54,814
Accumulated other comprehensive loss                                           (569)                         (417)
Common shares in treasury, at cost (456,763 shares at
   March 31, 2000 and 277,149 shares at December 31, 1999)                   (8,391)                       (4,770)
Unamortized stock bonus awards                                                 (132)                         (151)
                                                                           --------                      --------
         Total shareholders' equity                                          53,913                        56,563
                                                                           --------                      --------
            Total liabilities and shareholders' equity                     $514,904                      $500,845
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

                                      CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                      (Dollars in Thousands except Per Share Data)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                             -------------------------------------
                                                                             2000                          1999
INTEREST INCOME:
Interest and fees on loans                                                   $ 6,157                        $4,332
Interest and dividends on debt and equity securities:
   Taxable                                                                     1,371                         1,177
   Exempt from federal income taxes                                               15                            16
Interest on federal funds sold and
   other short-term investments                                                  862                         1,655
                                                                             -------                        ------
         Total interest income                                                 8,405                         7,180
                                                                             -------                        ------
INTEREST EXPENSE:
Interest on deposits                                                             954                         1,039
Interest on short-term borrowings                                                  2                             2
                                                                             -------                        ------
         Total interest expense                                                  956                         1,041
                                                                             -------                        ------
            Net interest income                                                7,449                         6,139
Provision for loan losses                                                        100                            --
                                                                             -------                        ------
         Net interest income after provision
            for loan losses                                                    7,349                         6,139
                                                                             -------                        ------

NONINTEREST INCOME:
Freight and utility payment and processing revenue                             5,336                         5,177
Bank service fees                                                                334                           230
Other                                                                             85                           102
                                                                             -------                        ------
   Total noninterest income                                                    5,755                         5,509
                                                                             -------                        ------

NONINTEREST EXPENSE:
Salaries and employee benefits                                                 7,050                         6,268
Occupancy expense                                                                434                           424
Equipment expense                                                                752                           647
Other                                                                          1,943                         1,953
                                                                             -------                        ------
         Total noninterest expense                                            10,179                         9,292
                                                                             -------                        ------
            Income before income tax expense                                   2,925                         2,356
Income tax expense                                                             1,069                           837
                                                                             -------                        ------
            Net income                                                       $ 1,856                        $1,519
                                                                             =======                        ======

Earnings per share:
            Basic                                                               $.51                          $.39
            Diluted                                                             $.50                          $.39

Weighted average shares outstanding:
            Basic                                                          3,643,604                     3,869,443
            Effect of stock options and awards                                45,361                        55,852
            Diluted                                                        3,688,965                     3,925,295


See accompanying notes to consolidated financial statements.

                                      CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                 (Dollars in Thousands)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                           --------------------------------------
                                                                             2000                          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  1,856                      $  1,519
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                             650                           587
      Provision for loan losses                                                 100                            --
      Amortization of stock bonus awards                                         19                             7
      Increase in accrued interest receivable                                  (208)                          (75)
      Increase (decrease) in deferred income                                   (408)                          840
      Increase in income tax liability                                          610                           810
      Other operating activities, net                                         1,103                           808
                                                                           --------                      --------
      Net cash provided by operating activities                               3,722                         4,496
                                                                           --------                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of debt and equity securities:
      Held-to-maturity                                                        2,950                         7,470
      Available-for-sale                                                      4,323                           530
Purchase of debt and equity securities:
      Held-to-maturity                                                       (2,000)                           --
      Available-for-sale                                                    (16,889)                           --
Net increase in loans                                                       (42,008)                       (6,591)
Purchases of premises and equipment, net                                       (676)                         (327)
                                                                           --------                      --------
      Net cash provided (used) in investing activities                      (54,300)                        1,082
                                                                           --------                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing demand deposits                         (10,969)                      (12,422)
Net decrease in interest-bearing demand and savings deposits                 (5,663)                           (2)
Net increase (decrease) in time deposits                                       (173)                          280
Net increase (decrease) in accounts and drafts payable                       32,356                       (39,145)
Net decrease in short-term borrowings                                            (8)                          (56)
Cash proceeds from exercise of stock options                                     47                            48
Cash dividends paid                                                            (729)                         (736)
Purchase of common shares for treasury                                       (3,702)                           --
                                                                           --------                      --------
         Net cash provided by (used in) financing activities                 11,159                       (52,033)
                                                                           --------                      --------
Net decrease in cash and cash equivalents                                   (39,419)                      (46,455)
Cash and cash equivalents at beginning of period                            124,217                       179,385
                                                                           --------                      --------
Cash and cash equivalents at end of period                                 $ 84,798                      $132,930
                                                                           ========                      ========

Supplemental information:

      Cash paid for interest                                               $    950                      $  1,023
      Cash paid for income taxes                                                439                            30


See accompanying notes to consolidated financial statements.

                 CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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


Note 3 - Loans by Type


(DOLLARS IN THOUSANDS)                    MARCH 31, 2000   DECEMBER 31, 1999
---------------------------------------------------------------------------------
Commercial and industrial                     $120,121          $106,444
Real estate:
   Mortgage                                     96,051            86,171
   Mortgage - Churches & Related                52,836            43,311
   Construction                                 16,136             6,987
   Construction - Churches & Related            22,857            22,646
Industrial revenue bonds                         7,202             7,265
Installment                                      2,553             1,541
Other                                            2,622             3,978
---------------------------------------------------------------------------------
Total loans                                   $320,378          $278,343
---------------------------------------------------------------------------------

Note 4 - Stock Repurchase Program

    On December 21, 1999 the Board of Directors authorized a stock repurchase program that would allow the repurchase of up to 200,000 shares of its common stock through December 31, 2000. On March 21, 2000 the Board of Directors authorized a 100,000 increase in the number of shares that can be purchased under the program. As of March 31, 2000, 190,210 shares were repurchased under the program. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions.
The stock, if repurchased, will be held as treasury stock to be used for general corporate purposes.

Note 5 - Comprehensive Income

    For the three-month periods ended March 31, 2000 and 1999, unrealized losses on debt and equity securities available-for-sale is the Company's only other comprehensive income component. Comprehensive income for the periods ended March 31, 2000 and 1999 is summarized as follows:

                                                    THREE MONTHS ENDED
                                                          MARCH 31
                                                  -----------------------
(IN THOUSANDS)                                      2000           1999
----------------------------------------------------------------------------
Net Income                                        $1,856         $1,519

Other comprehensive income:

   Net unrealized loss on debt and equity
     securities available-for-sale, net of tax      (152)          (155)
----------------------------------------------------------------------------
      Total comprehensive income                  $1,704         $1,364
----------------------------------------------------------------------------

Note 6 - Industry Segment Information

    The services provided by the Company are classified into two industry segments: Banking Services and Information Services. Total net revenue is comprised of total interest income and total noninterest income, less provision for loan losses. There have been no material changes in assets, changes in the basis of segmentation or changes in the basis of measurement of segment profits from the amounts disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Summarized information about the Company's operations in each industry segment for the periods ended March 31, 2000 and 1999, is as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                 ------------------------
(IN THOUSANDS)                                     2000           1999
-----------------------------------------------------------------------------
   Total Net Revenue:
      Information Services                       $ 9,835        $ 8,907
      Banking Services                             4,484          3,856
      Eliminations                                  (259)           (74)
-----------------------------------------------------------------------------
         Total                                   $14,060        $12,689
-----------------------------------------------------------------------------

   Income (Loss) Before Income Tax:
      Information Services                       $ 1,569        $ 1,277
      Banking Services                             1,392          1,100
      Corporate Items                                (36)           (21)
-----------------------------------------------------------------------------
         Total                                   $ 2,925        $ 2,356
-----------------------------------------------------------------------------

   Income Tax Expense (Benefit):
      Information Services                       $   563        $   438
      Banking Services                               518            406
      Corporate Items                                (12)            (7)
-----------------------------------------------------------------------------
         Total                                   $ 1,069        $   837
-----------------------------------------------------------------------------

   Net Income (Loss):
      Information Services                       $ 1,006        $   839
      Banking Services                               874            694
      Corporate Items                                (24)           (14)
-----------------------------------------------------------------------------
         Total                                   $ 1,856        $ 1,519
-----------------------------------------------------------------------------

Note 7 - Reclassifications

    Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. Such reclassifications have no effect on previously reported net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Cass Commercial Corporation (the "Company") operates in two primary business segments through two wholly owned subsidiaries, Cass Commercial Bank ("Cass Bank"), a commercial bank, and Cass Information Systems, Inc. ("CIS"), a payment processing company. Cass Bank provides specialized banking services to privately held businesses located primarily in the St. Louis, Missouri metropolitan area and church and church-related entities located in the St. Louis metropolitan area and selected cities throughout the United States.
CIS is a payment processing and information services company, whose operations include the processing and payment of freight and utility charges, preparation of transportation management reports, auditing of freight charges, rating of freight shipments and other payment related activities for customers located throughout the United States.

    The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2000 (the "First Quarter of 2000") compared to the three-month period ended March 31, 1999 (the "First Quarter of 1999"). Most information is provided on a consolidated basis for the Company, Cass Bank and CIS, with expanded disclosures for the specific effects CIS's operations have on particular account captions.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1999 Annual Report on Form 10-K. Results of operations for the First Quarter of 2000 are not necessarily indicative of the results to be attained for any other period.

RESULTS OF OPERATIONS

NET INCOME

    The Company had net income of $1,856,000 for the First Quarter of 2000, a $337,000 or 22.2% increase compared to net income of $1,519,000 for the First Quarter of 1999. Diluted earnings per share was $.50 for the First Quarter of 2000, a 28.2% increase compared to $.39 for the First Quarter of 1999.
The increase in net income was primarily a result of strong loan demand, combined with increases in service fees and a general increase in the level of interest rates. Return on average assets for the First Quarter of 2000 was 1.50% compared to 1.28% for the First Quarter of 1999. Return on average equity for the First Quarter of 2000 was 13.35% compared to 10.55% for the First Quarter of 1999.

NET INTEREST INCOME

    The Company's tax-equivalent net interest income increased 21.0% or $1,300,000 from $6,188,000 in the First Quarter of 1999 to $7,488,000 in the
First Quarter of 2000. The average tax-equivalent yield on earning assets increased from 6.59% in the First Quarter of 1999 to 7.44% in the First Quarter of 2000. The average rate paid on interest-bearing liabilities increased from 3.85% in the First Quarter of 1999 to 3.90% in the First Quarter of 2000. The interest spread increased from 2.74% in the First Quarter of 1999 to 3.54% in the First Quarter of 2000. The net interest margin increased from 5.64% in the First Quarter of 1999 to 6.60% in the First Quarter of 2000.

    The average balance of loans increased $80,790,000 from $224,060,000 to $304,850,000, investment in debt and equity securities increased $10,192,000 from $79,785,000 to $89,977,000, and federal funds sold and other short-term investments decreased $79,241,000 from $140,754,000 to $61,513,000 from the
First Quarter of 1999 to the First Quarter of 2000. The average balance of noninterest bearing demand deposit accounts increased $11,031,000 from $71,824,000 to $82,855,000, accounts and drafts payable increased $20,263,000 from $234,430,000 to $254,693,000, and interest bearing liabilities decreased $11,176,000 from $109,697,000 to $98,521,000 from the First Quarter of 1999 to the First Quarter of 2000.

    The increases experienced during the First Quarter in net interest margin and interest spread were caused primarily by the shift in earning assets from lower-yielding investments into higher-yielding loans. Loans increased significantly due to strong loan demand for both commercial loans and church and church-related loans. Increases in the general level of interest rates, specifically, the federal fund, short term government, and prime rates also contributed to these increases. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. The significant balances of the Company's noninterest-bearing liabilities cause the net interest margin to be a more meaningful figure than the interest spread in explaining the influence of interest rates and balances on the results of operations.

    Net interest income also increased due to the increase in earning assets that were funded primarily by increases in accounts and drafts payable generated by CIS. The increases experienced during the First Quarter in accounts and drafts payable were attributable mainly to an increase in the dollar value of items processed at CIS. Increases in noninterest bearing demand deposits were attributable mainly to the addition of new business at Cass Bank. The decreases in interest-bearing deposits were caused mainly by the transfer of balances by several large customers from bank deposits into investment products. Please refer to the following tables for more information regarding the affect of interest rates and account balances on the Company's net interest income.

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

                                                      FIRST QUARTER 2000                       FIRST QUARTER 1999
                                            -------------------------------------     ------------------------------------
                                                           INTEREST                                   INTEREST
                                             AVERAGE        INCOME/       YIELD/       AVERAGE         INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                       BALANCE        EXPENSE        RATE        BALANCE         EXPENSE       RATE
-----------------------------------------------------------------------------------------------------------------------------
ASSETS <F1>
Earning assets:
   Loans <F2><F3>:
      Taxable                               $297,627       $6,058          8.19%      $218,132         $4,252        7.91%
      Tax-exempt <F4>                          7,223          133          7.41          5,928            121        8.28
   Debt and equity securities <F5>:
      Taxable                                 88,748        1,371          6.21         78,516          1,177        6.08
      Tax-exempt <F4>                          1,229           20          6.55          1,269             24        7.67
   Federal funds sold and other
    short-term investments                    61,513          862          5.64        140,754          1,655        4.77
-----------------------------------------------------------------------------------------------------------------------------
Total earning assets                         456,340        8,444          7.44        444,599          7,229        6.59
Nonearning assets:
   Cash and due from banks                    26,896                                    20,808
   Premises and equipment, net                 9,440                                     9,217
   Other assets                                9,515                                     9,946
   Allowance for loan losses                  (4,325)                                   (4,432)
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                $497,866                                  $480,138
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY <F1>
Interest-bearing liabilities:
   Interest-bearing demand
    deposits                                $ 43,486       $  383          3.54%      $ 37,423         $  308        3.34%
   Savings deposits                           48,387          496          4.12         63,982            633        4.01
   Time deposits of
    $100,000 or more                           2,622           32          4.91          3,646             47        5.23
   Other time deposits                         3,826           43          4.52          4,362             51        4.74
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               98,321          954          3.90        109,413          1,039        3.85
   Short-term borrowings                         200            2          4.02            284              2        2.86
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                                  98,521          956          3.90        109,697          1,041        3.85
Noninterest-bearing liabilities:
   Demand deposits                            82,855                                    71,824
   Accounts and drafts payable               254,693                                   234,430
   Other liabilities                           5,877                                     5,775
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                            441,946                                   421,726
Shareholders' equity                          55,920                                    58,412
Total liabilities and
 shareholders' equity                       $497,866                                  $480,138
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                        $7,488                                      $6,188
Interest spread                                                            3.54%                                     2.74%
Net interest margin                                                        6.60%                                     5.64%
-----------------------------------------------------------------------------------------------------------------------------


<F1>  Balances shown are daily averages.



<F2>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 1999 Consolidated Financial Statements, incorporated by reference herein.
<F3>  Interest income on loans includes net loan fees of $12,000 and $7,000 for the First Quarter of 2000 and 1999, respectively.
<F4>  Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $39,000 and $49,000 for the First Quarter of 2000 and 1999, respectively.
<F5>  For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                   ANALYSIS OF NET INTEREST INCOME CHANGES

     The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                                                       2000 OVER 1999
                                                                     ------------------------------------------------
(DOLLARS IN THOUSANDS)                                                VOLUME<F1>           RATE<F1>          TOTAL
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans <F2><F3>:
      Taxable                                                          $ 1,645              $161            $1,806
      Tax-exempt <F4>                                                       25               (13)               12
   Debt and equity securities:
      Taxable                                                              166                28               194
      Tax-exempt <F4>                                                       (1)               (3)               (4)
   Federal funds sold and other
      short-term investments                                            (1,059)              266              (793)
---------------------------------------------------------------------------------------------------------------------
Total interest income                                                      776               439             1,215
---------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                         54                21                75
   Savings deposits                                                       (155)               18              (137)
   Time deposits of $100,000 or more                                       (12)               (3)              (15)
   Other time deposits                                                      (6)               (2)               (8)
   Short-term borrowings                                                    (1)                1                --
---------------------------------------------------------------------------------------------------------------------
Total interest expense                                                    (120)               35               (85)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                                    $   896              $404            $1,300
---------------------------------------------------------------------------------------------------------------------


<F1>  The change in interest due to both volume and rate has been allocated proportionately.
<F2>  Average balances include nonaccrual loans.
<F3>  Interest income includes net loan fees.
<F4>  Interest income is presented on a tax-equivalent basis assuming a tax rate of 34% for the First Quarter of 2000 and 1999.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

    A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $100,000 provision made for loan losses during the First Quarter of 2000, due to the loan growth experienced and there was no provision made during the First Quarter of 1999. Net loan recoveries for the First Quarter of 2000 were $27,000 compared to $10,000 for the First Quarter of 1999.

    The allowance for loan losses at March 31, 2000 was $4,409,000 and at December 31, 1999 was $4,282,000. The allowance for loan losses at March 31, 2000 represented 1.38% of total loans outstanding compared to 1.54% at December 31, 1999.

    The ratio of allowance for loan losses as of March 31 to average loans outstanding during the First Quarter was 1.45% in 2000 compared to 1.98% in 1999. The ratio of nonperforming loans as of March 31 to average loans during the First Quarter was .06% in 2000 compared to .29% in 1999.

    At March 31, 2000, impaired loans totaled $178,000 which includes $167,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $172,000 at March 31, 2000. The average balance of impaired loans during the First Quarter of 2000 and the First Quarter of 1999 was $179,000 and $693,000, respectively.

    Factors which influence management's determination of the adequacy of the allowance for loan losses, among other things, include: evaluation of each nonperforming and/or classified loan to determine the estimated loss exposure under existing circumstances known to management; evaluation of all potential problem loans identified in light of loss exposure based upon existing circumstances known to management; analysis of the loan portfolio with regard to future loss exposure on loans to specific customers and/or industries; current economic conditions; and, an overall review of the loan portfolio in light of past loan loss experience. In management's judgment, the allowance for loan losses is considered adequate to absorb losses in the loan portfolio.

                           SUMMARY OF ASSET QUALITY

    The following table presents information as of and for the three-month periods ended March 31, 2000 and 1999 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                     -------------------------------
(DOLLARS IN THOUSANDS)                                                 2000              1999
----------------------------------------------------------------------------------------------------
Allowance at beginning of period                                     $  4,282          $  4,428

Provision charged to expense                                              100                --
   Loans charged off                                                       --                --
   Recoveries on loans previously charged off                              27                10
----------------------------------------------------------------------------------------------------
   Net loan recoveries                                                     27                10

Allowance at end of period                                           $  4,409          $  4,438
----------------------------------------------------------------------------------------------------
Loans outstanding:
   Average                                                           $304,850          $224,059
   March 31                                                           320,378           231,489
Ratio of allowance for loan losses to loans outstanding:
   Average                                                               1.45%             1.98%
   March 31                                                              1.38%             1.92%
Nonperforming loans:
   Nonaccrual loans                                                  $    167          $    503
   Loans past due 90 days or more                                           6               139
----------------------------------------------------------------------------------------------------
   Total                                                             $    173          $    642
----------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                         .06%              .29%
----------------------------------------------------------------------------------------------------

NONINTEREST INCOME

    Noninterest income is principally derived from service fees generated by CIS. Total noninterest income for the First Quarter of 2000 was $5,755,000, a $246,000 or 4.5% increase compared to the First Quarter of 1999. CIS payment and processing revenue for the First Quarter of 2000 was $5,336,000, a $159,000 or 3.1% increase compared to the First Quarter of 1999. Several factors influenced this increase. First, fees relating to the processing and payment of utility invoices increased significantly due to an increase in the number of customers serviced. Second, fees relating to the processing and payment of freight invoices increased primarily due to increased activity with existing customers, but was largely offset by non-recurring fees experienced during the First Quarter of 1999 and continued anticipated decreases relating to some freight payment services that were part of a prior acquisition. Freight rating services revenue also decreased due to a change in the strategic direction from selling rating software to a new Internet-based delivery system of carrier rates to the shipping community that is being developed and will offer an expanded level of features and capabilities.

    Bank service charges for the First Quarter of 2000 were $334,000, a $104,000 or 45.2% increase compared to the First Quarter of 1999. This increase was attributable to increases in the number of customer relationships developed by the Bank.

NONINTEREST EXPENSE

    Total noninterest expense for the First Quarter of 2000 was $10,179,000, a $887,000 or 9.6% increase compared to the First Quarter of 1999.

    Salaries and benefits expense for the First Quarter of 2000 was $7,050,000, a $782,000 or 12.5% increase compared to the First Quarter of 1999. This increase in expense was caused by annual pay increases and expenses related to an increased staff at CIS to support expanded utility operations.

    Occupancy expense for the First Quarter of 2000 was $434,000, a $10,000 or 2.4% increase compared to the First Quarter of 1999. This increase was caused by increases in rental expense, which was partially offset by decreases in utility expense.

    Equipment expense for the First Quarter of 2000 was $752,000, an increase of $105,000 or 16.2% compared to the First Quarter of 1999. This increase was due primarily to increased investments in information technology.

    Other noninterest expense for the First Quarter of 2000 was $1,943,000, a decrease of $10,000 or .5% compared to the First Quarter of 1999. This decrease was primarily attributable to decreases in advertising and telecommunications expense, which was partially offset by increases in correspondent bank charges, postage and delivery expense and training and development expense.

FINANCIAL CONDITION

    Total assets at March 31, 2000 were $514,904,000, an increase of $14,059,000 or 2.8% from December 31, 1999. Loans, net of the allowance for loan losses, at March 31, 2000 were $315,969,000, an increase of $41,908,000 or 15.3% from December 31, 1999. Total investments in debt and equity securities at March 31, 2000 were $94,305,000, a $11,309,000 or 13.6%
increase from December 31, 1999. Federal Funds sold and other short-term investments at March 31, 2000 were $56,624,000 a $49,096,000 or 46.4%
decrease from December 31, 1999.

    Total deposits at March 31, 2000 were $171,931,000, a $16,805,000 or 8.9%
decrease from December 31, 1999. Accounts and drafts payable were $282,250,000, a $32,356,000 or 13.0% increase from December 31, 1999. Total shareholders' equity at March 31, 2000 was $53,913,000, a $2,650,000 or 4.7%
decrease from December 31, 1999.

    The increase in loans is related to the successful expansion of the church and church-related ministries unit, along with increases in loans to privately held businesses from Cass Bank's ongoing marketing efforts. The decrease in federal funds sold and other short-term investments relates primarily to this increase in loans and also to the purchase of investment securities. The ending balances of accounts and drafts payable will fluctuate from period end to period end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable. The decrease in total shareholders' equity resulted from the purchase of treasury shares for $3,702,000 (184,210 shares); dividends paid of $729,000 ($.20 per share);
decrease in other comprehensive income of $152,000 offset by net income of $1,856,000; cash received from the exercise of stock options of $47,000, a tax benefit of $11,000 on stock options exercised and the amortization of the stock bonus plan of $19,000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, which consist of cash and due from banks, federal funds sold, and money market funds, were $84,798,000 or 16.5% of total assets at March 31, 2000. These funds represent the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawls or reductions in accounts and drafts payable.

    Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities represented approximately $94,305,000 or 18% of total assets at March 31, 2000. Of this total, 51% were U.S. treasury securities, 48% were U.S. government agencies, and 1% were other securities. Of the total portfolio, 32% matures in one year, 59% matures in one to five years, and 9% matures in five or more years. Of the total portfolio, 76% is designated available-for-sale and 24% is designated held-to-maturity. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with its reverse repurchase lines of credit.

    Cass Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $19,820,000. Additionally, Cass Bank has a line of credit at an unaffiliated financial institution in the maximum amount of $50,000,000 collateralized by securities sold under repurchase agreements.

    The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by CIS has also historically been a stable source of funds.

    The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company's financial instruments, see Item 3. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

    Risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and debt considered equity for regulatory capital purposes.

    The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at March 31, 2000 and December 31, 1999:


MARCH 31, 2000                                        AMOUNT                  RATIO
----------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
    Cass Commercial Corporation                     $58,505,000               15.92%
    Cass Commercial Bank                             27,796,000               15.54
Tier I capital (to risk-weighted assets)
    Cass Commercial Corporation                     $54,096,000               14.72%
    Cass Commercial Bank                             25,558,000               14.29
Tier I capital (to average assets)
    Cass Commercial Corporation                     $54,096,000               10.88%
    Cass Commercial Bank                             25,558,000               11.54
----------------------------------------------------------------------------------------

DECEMBER 31, 1999                                     AMOUNT                  RATIO
----------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
    Cass Commercial Corporation                     $60,736,000               18.23%
    Cass Commercial Bank                             28,014,000               16.39
Tier I capital (to risk-weighted assets)
    Cass Commercial Corporation                     $56,570,000               16.98%
    Cass Commercial Bank                             25,873,000               15.14
Tier I capital (to average assets)
    Cass Commercial Corporation                     $56,570,000               11.53%
    Cass Commercial Bank                             25,873,000               11.54
----------------------------------------------------------------------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2000 has changed materially from that at December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None

         (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three-month period ended March 31, 2000.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CASS COMMERCIAL CORPORATION

DATE: March 11, 2000           By       /s/ Lawrence A. Collett
                                   ----------------------------------------
                                            Lawrence A. Collett
                                    Chairman and Chief Executive Officer



DATE: March 11, 2000           By       /s/ Eric H. Brunngraber
                                   ----------------------------------------
                                            Eric H. Brunngraber
                                          Vice President-Secretary
                                  (Chief Financial and Accounting Officer)