Form 10-Q
period 2000-06-30
CASS COMMERCIAL CORP
filed 2000-08-08
CIK 708781

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 2000
                         COMMISSION FILE NO. 2-80070

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


    The number of shares outstanding of registrant's only class of stock as of July 31, 2000: Common stock, par value $.50 per share - 3,437,137 shares outstanding.



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
                                                (Unaudited)
                                (Dollars in Thousands except Per Share Data)

                                                                                        JUNE 30   DECEMBER 31
                                                                                         2000        1999
ASSETS
Cash and due from banks                                                                $ 23,373    $ 18,497
Federal funds sold and other short-term investments                                      60,900     105,720
                                                                                       --------    --------
      Cash and cash equivalents                                                          84,273     124,217
                                                                                       --------    --------
Investment in debt and equity securities:
      Held-to-maturity,  fair value of $15,931
         and $25,381 at June 30, 2000
         and December 31, 1999, respectively                                             16,287      25,554
      Available-for-sale, at fair value                                                  69,681      57,442
                                                                                       --------    --------
            Total investment in debt and equity securities                               85,968      82,996
                                                                                       --------    --------

Loans                                                                                   328,250     278,343
      Less:   Allowance for loan losses                                                   4,480       4,282
                                                                                       --------    --------
            Loans, net                                                                  323,770     274,061
                                                                                       --------    --------
Premises and equipment, net                                                               9,483       9,181
Accrued interest receivable                                                               2,907       2,764
Other assets                                                                              7,467       7,626
                                                                                       --------    --------
               Total assets                                                            $513,868    $500,845
                                                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
------------
Deposits:
      Noninterest-bearing                                                              $ 75,228    $ 91,672
      Interest-bearing                                                                   96,279      97,064
                                                                                       --------    --------
            Total deposits                                                              171,507     188,736
Accounts and drafts payable                                                             283,175     249,894
Short-term borrowings                                                                        --         208
Other liabilities                                                                         5,239        5,444
                                                                                       --------    --------
            Total liabilities                                                           459,921     444,282
                                                                                       --------    --------

Shareholders' Equity:
---------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                                    --          --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                                2,000       2,000
Surplus                                                                                   5,065       5,087
Retained earnings                                                                        56,967      54,814
Accumulated other comprehensive loss                                                       (496)       (417)
Common shares in treasury, at cost (508,863 shares at
   June 30, 2000 and 277,149 shares at December 31, 1999)                                (9,453)     (4,770)
Unamortized stock bonus awards                                                             (136)       (151)
                                                                                       --------    --------
            Total shareholders' equity                                                   53,947      56,563
                                                                                       --------    --------
               Total liabilities and shareholders' equity                              $513,868    $500,845
                                                                                       ========    ========

See accompanying notes to consolidated financial statements.

                                CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                                (Dollars in Thousands except Per Share Data)

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30                    JUNE 30
                                                           -----------------------    -----------------------
                                                             2000          1999         2000          1999
INTEREST INCOME:
Interest and fees on loans                                 $    6,830   $    4,940    $   12,987   $    9,272
Interest and dividends on debt and equity securities:
      Taxable                                                   1,385        1,163         2,756        2,340
      Exempt from federal income taxes                             15           16            30           32
Interest on federal funds sold and
   other short-term investments                                   714        1,379         1,576        3,034
                                                           ----------   ----------    ----------   ----------
         Total interest income                                  8,944        7,498        17,349       14,678
                                                           ----------   ----------    ----------   ----------
INTEREST EXPENSE:
Interest on deposits                                            1,071        1,076         2,025        2,115
Interest on short-term borrowings                                   5            2             7            4
                                                           ----------   ----------    ----------   ----------
         Total interest expense                                 1,076        1,078         2,032        2,119
                                                           ----------   ----------    ----------   ----------
            Net interest income                                 7,868        6,420        15,317       12,559
Provision for loan losses                                         150           --           250           --
                                                           ----------   ----------    ----------   ----------
            Net interest income after provision
               for loan losses                                  7,718        6,420        15,067       12,559
                                                           ----------   ----------    ----------   ----------
NONINTEREST INCOME:
Freight and utility payment and processing revenue              4,849        5,079        10,185       10,256
Bank service fees                                                 374          274           708          504
Other                                                              38           --           123          102
                                                           ----------   ----------    ----------   ----------
         Total noninterest income                               5,261        5,353        11,016       10,862
                                                           ----------   ----------    ----------   ----------
NONINTEREST EXPENSE:
Salaries and employee benefits                                  6,957        6,355        14,007       12,623
Occupancy expense                                                 443          434           877          858
Equipment expense                                                 767          660         1,519        1,307
Other                                                           2,173        2,002         4,116        3,955
                                                           ----------   ----------    ----------   ----------
         Total noninterest expense                             10,340        9,451        20,519       18,743
                                                           ----------   ----------    ----------   ----------
            Income before income tax expense                    2,639        2,322         5,564        4,678
Income tax expense                                                919          835         1,988        1,672
                                                           ----------   ----------    ----------   ----------
            Net income                                     $    1,720   $    1,487    $    3,576   $    3,006
                                                           ==========   ==========    ==========   ==========

Earnings per share:
            Basic                                                $.49         $.39         $1.00         $.78
            Diluted                                              $.48         $.39         $ .99         $.77

Weighted average shares outstanding:
            Basic                                           3,501,084    3,794,706     3,572,344    3,831,868
            Effect of stock options and awards                 46,932       59,461        46,441       57,657
            Diluted                                         3,548,016    3,854,167     3,618,785    3,889,525


See accompanying notes to consolidated financial statements.

                                CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                           (Dollars in Thousands)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                     ----------------------
                                                                                        2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  3,576     $   3,006
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                                     1,311         1,157
      Provision for loan losses                                                           250            --
      Amortization of stock bonus awards                                                   39            42
      Decrease (increase) in accrued interest receivable                                 (143)          216
      Increase (decrease) in deferred income                                             (765)          525
      Increase (decrease) in income tax liability                                        (157)          610
      Other operating activities, net                                                     884           940
                                                                                     --------     ---------
      Net cash provided by operating activities                                         4,995         6,496
                                                                                     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of debt and equity securities:
      Held-to-maturity                                                                 11,167        15,198
      Available-for-sale                                                                4,498         1,096
Purchase of debt and equity securities available-for-sale                             (18,889)      (17,986)
Net increase in loans                                                                 (49,959)      (52,539)
Purchases of premises and equipment, net                                               (1,438)         (941)
                                                                                     --------     ---------
         Net cash used in investing activities                                        (54,621)      (55,172)
                                                                                     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing demand deposits                        (16,444)           29
Net increase (decrease) in interest-bearing demand and savings deposits                  (491)        4,150
Net increase (decrease) in time deposits                                                 (294)            3
Net increase (decrease) in accounts and drafts payable                                 33,281       (55,292)
Net decrease in short-term borrowings                                                    (208)          (96)
Cash proceeds from exercise of stock options                                               47            81
Cash dividends paid                                                                    (1,423)       (1,456)
Purchase of common shares for treasury                                                 (4,786)       (2,952)
                                                                                     --------     ---------
         Net cash provided by (used in) financing activities                            9,682       (55,533)
                                                                                     --------     ---------
Net decrease in cash and cash equivalents                                             (39,944)     (104,209)
Cash and cash equivalents at beginning of period                                      124,217       179,385
                                                                                     --------     ---------
Cash and cash equivalents at end of period                                           $ 84,273     $  75,176
                                                                                     ========     =========

Supplemental information:

         Cash paid for interest                                                      $  2,035     $   2,129
         Cash paid for income taxes                                                     2,662         1,865


See accompanying notes to consolidated financial statements.

                 CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Impact of New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued Statement of Financial Accounting Financial Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which addresses certain issues causing implementation difficulties. The Company will adopt SFAS 133, as amended, on January 1, 2001. Since the Company does not participate in any derivative or hedging activities, SFAS 133, as amended, has no impact on the Company's consolidated financial position and results of operations.

Note 3 - Loans by Type


(DOLLARS IN THOUSANDS)                   JUNE 30, 2000   DECEMBER 31, 1999
-------------------------------------------------------------------------------
Commercial and industrial                  $118,665           $106,444
Real estate:
   Mortgage                                 114,556             86,171
   Mortgage - Churches & Related             56,279             43,311
   Construction                              11,438              6,987
   Construction - Churches & Related         15,762             22,646
Industrial revenue bonds                      7,113              7,265
Installment                                   1,907              1,541
Other                                         2,530              3,978
-------------------------------------------------------------------------------
Total loans                                $328,250           $278,343
-------------------------------------------------------------------------------

Note 4 - Stock Repurchase Program

    On December 21, 1999 the Board of Directors authorized a stock repurchase program that would allow the repurchase of up to 200,000 shares of its common stock through December 31, 2000. On March 21, 2000 the Board of Directors authorized a 100,000 increase in the number of shares that can be purchased under the program. As of June 30, 2000, 243,510 shares had been repurchased under the program. Repurchases can be made in the open market or through negotiated transactions from time to time depending on market conditions.
The repurchased stock will be held as treasury stock to be used for general corporate purposes.

Note 5 - Comprehensive Income

    For the three and six month periods ended June 30, 2000 and 1999, unrealized gains and losses on debt and equity securities available-for-sale is the Company's only other comprehensive income component. Comprehensive income for the periods ended June 30, 2000 and 1999 is summarized as follows:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30                JUNE 30
                                                     ------------------       ----------------
(IN THOUSANDS)                                         2000       1999        2000        1999
--------------------------------------------------------------------------------------------------
Net Income                                            $1,720     $1,487      $3,576      $3,006

Other comprehensive income:

   Net unrealized gain (loss) on debt and equity
      securities available-for-sale, net of tax           73       (315)        (79)       (470)
--------------------------------------------------------------------------------------------------
         Total comprehensive income                   $1,793     $1,172      $3,497      $2,536
--------------------------------------------------------------------------------------------------

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

    Summarized information about the Company's operations in each industry segment for the three and six month periods ended June 30, 2000 and 1999, is as follows:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30                 JUNE 30
                                                     ------------------       ----------------
(IN THOUSANDS)                                         2000        1999       2000        1999
--------------------------------------------------------------------------------------------------
         Total Net Revenue:
            Information Services                    $ 9,691     $ 8,860     $19,526     $17,767
            Banking Services                          4,486       4,058       8,970       7,914
            Eliminations                               (122)        (67)       (381)       (141)
--------------------------------------------------------------------------------------------------
               Total                                $14,055     $12,851     $28,115     $25,540
--------------------------------------------------------------------------------------------------
         Income (Loss) Before Income Tax:
            Information Services                    $ 1,385     $ 1,154     $ 2,954     $ 2,431
            Banking Services                          1,291       1,220       2,683       2,320
            Corporate Items                             (37)        (52)        (73)        (73)
--------------------------------------------------------------------------------------------------
               Total                                $ 2,639     $ 2,322     $ 5,564     $ 4,678
--------------------------------------------------------------------------------------------------
         Income Tax Expense (Benefit):
            Information Services                    $   451     $   405     $ 1,014     $   843
            Banking Services                            481         448         999         854
            Corporate Items                             (13)        (18)        (25)        (25)
--------------------------------------------------------------------------------------------------
               Total                                $   919     $   835     $ 1,988     $ 1,672
--------------------------------------------------------------------------------------------------
         Net Income (Loss):
            Information Services                    $   934     $   749     $ 1,940     $ 1,588
            Banking Services                            810         772       1,684       1,466
            Corporate Items                             (24)        (34)        (48)        (48)
--------------------------------------------------------------------------------------------------
               Total                                $ 1,720     $ 1,487     $ 3,576     $ 3,006
--------------------------------------------------------------------------------------------------

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

    The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2000 (the "Second Quarter of 2000") compared to the three-month period ended June 30, 1999 (the "Second Quarter of 1999") and the six-month period ended June 30, 2000 ("First Half of 2000") compared to the six-month period ended June 30, 1999 ("First Half of 1999"). Most information is provided on a consolidated basis for the Company, Cass Bank and CIS, with expanded disclosures for the specific effects CIS's operations have on particular account captions.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1999 Annual Report on Form 10-K. Results of operations for the First Half of 2000 are not necessarily indicative of the results to be attained for any other period.

RESULTS OF OPERATIONS

NET INCOME

    The Company had net income of $1,720,000 for the Second Quarter of 2000, a $233,000 or 15.7% increase compared to net income of $1,487,000 for the Second Quarter of 1999. The Company had net income of $3,576,000 for the First Half of 2000, a $570,000 or 19.0% increase compared to net income of $3,006,000 for the First Half of 1999. Diluted earnings per share was $.48 for the Second Quarter of 2000, a 23.1% increase compared to $.39 for the Second Quarter of 1999. Diluted earnings per share was $.99 for the First Half of 2000, a 28.6% increase compared to $.77 for the First Half of 1999. The increase in net income was primarily a result of strong loan demand, an increase in earning assets and a general increase in the level of interest rates. Return on average assets for the Second Quarter of 2000 was 1.39% compared to 1.23% for the Second Quarter of 1999. Return on average assets for the First Half of 2000 was 1.44% compared to 1.26% for the First Half of 1999. Return on average equity for the Second Quarter of 2000 was 12.81% compared to 10.50% for the Second Quarter of 1999. Return on average equity for the First Half of 2000 was 13.08% compared to 10.52% for the First Half of 1999.

NET INTEREST INCOME

Second Quarter of 2000 compared to Second Quarter of 1999:

    The Company's tax-equivalent net interest income increased 22.8% or $1,477,000 from $6,469,000 in the Second Quarter of 1999 to $7,946,000 in the
Second Quarter of 2000. Average earning assets increased 2.9% or $13,094,000 from $447,251,000 in the Second Quarter of 1999 to $460,345,000 in the Second Quarter of 2000. The tax-equivalent net interest margin increased from 5.80% in the Second Quarter of 1999 to 6.94% in the Second Quarter of 2000. The average tax-equivalent yield on earning assets increased from 6.77% in the Second Quarter of 1999 to 7.88% in the Second Quarter of 2000. The average rate paid on interest-bearing liabilities increased from 3.81% in the Second Quarter of 1999 to 4.60% in the Second Quarter of 2000.

    The average balance of loans increased $72,662,000 from $250,887,000 to $323,549,000, investment in debt and equity securities increased $11,025,000 from $79,134,000 to $90,159,000, and federal funds sold and other short-term investments decreased $70,593,000 from $117,230,000 to $46,637,000 from the
Second Quarter of 1999 to the Second Quarter of 2000. The average balance of noninterest bearing demand deposit accounts increased $6,805,000 from $73,699,000 to $80,504,000, accounts and drafts payable increased $28,450,000 from $234,706,000 to $263,156,000, and interest bearing liabilities decreased $19,419,000 from $113,549,000 to $94,130,000 from the Second Quarter of 1999 to the Second Quarter of 2000.

    The increases experienced during the Second Quarter of 2000 in noninterest bearing demand deposits were attributable to the addition of new business at the Bank. The increase in accounts and drafts payable was attributable mainly to an increase in the dollar value and number of items processed at CIS. The decrease in interest bearing deposits relates to the shift of balances by several large depositors into non-deposit investment products. The increase in accounts and drafts payable combined with the decrease in federal funds sold and other short term investments were primarily used to fund the increased investment in loans and debt and equity securities.

    The increases experienced during the Second Quarter of 2000 in net interest margin and net interest income were caused primarily by increases in the level of earning assets, the shift in earning assets to higher yielding loans and investments and a rise in the general level of interest rates. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. Please refer to the table on page 9.

First Half of 2000 compared to the First Half of 1999:

    The Company's tax-equivalent net interest income increased 21.9% or $2,777,000 from $12,657,000 in the First Half of 1999 to $15,434,000 in the
First Half of 2000. Average earning assets increased 2.8% or $12,409,000 from $445,933,000 in the First Half of 1999 to $458,342,000 in the First Half of 2000. The tax-equivalent net interest margin increased from 5.72% in the First Half of 1999 to 6.77% in the First Half of 2000. The average tax-equivalent yield on earning assets increased from 6.68% in the First Half of 1999 to 7.66% in the First Half of 2000. The average rate paid on interest-bearing liabilities increased from 3.83% in the First Half of 1999 to 4.24% in the First Half of 2000.

    The average balance of loans increased $76,652,000 from $237,548,000 to $314,200,000, investment in debt and equity securities increased $10,609,000 from $79,458,000 to $90,067,000, and federal funds sold and other short-term investments decreased $74,852,000 from $128,927,000 to $54,075,000 from the
First Half of 1999 to the First Half of 2000. The average balance of noninterest bearing demand deposit accounts increased $8,912,000 from $72,767,000 to $81,679,000, accounts and drafts payable increased $24,436,000 from $234,488,000 to $258,924,000, and interest bearing liabilities decreased $15,309,000 from $111,635,000 to $96,326,000 from the First Half of 1999 to the First Half of 2000.

    The increases experienced during the First Half of 2000 were attributable to the same factors as those in the second quarter. The increase in noninterest bearing demand deposits were due to the addition of new business at the Bank. The increase in accounts and drafts payable was attributable mainly to an increase in the dollar value and number of items processed at CIS. The decrease in interest bearing deposits also related to the shift of balances by several large depositors into non-deposit investment products. The increase in accounts and drafts payable combined with the decrease in federal funds sold and other short term investments were used to fund the increased investment in loans and debt and equity securities.

      The increases experienced during the First Half of 2000 in net interest margin and net interest income were also caused primarily by increases in the level of earning assets, a shift in earning assets to higher yielding loans and investments and a rise in the general level of interest rates. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. Please refer to the table on page 10.

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

                                                           SECOND QUARTER 2000              SECOND QUARTER 1999
                                                     -----------------------------    -----------------------------
                                                                 INTEREST                         INTEREST
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE      INCOME/   YIELD/
(DOLLARS IN THOUSANDS)                               BALANCE     EXPENSE     RATE     BALANCE      EXPENSE    RATE
------------------------------------------------------------------------------------------------------------------------
ASSETS <F1>
Earning assets:
      Loans <F2><F3>:
         Taxable                                    $316,393      $6,730     8.56%   $244,999      $4,848     7.94%
         Tax-exempt <F4>                               7,156         168     9.44       5,888         133     9.06
   Debt and equity securities <F5>:
         Taxable                                      88,977       1,386     6.27      77,881       1,166     6.01
         Tax-exempt <F4>                               1,182          24     8.17       1,253          21     6.72
   Federal funds sold and other
      short-term investments                          46,637         714     6.16     117,230       1,379     4.72
------------------------------------------------------------------------------------------------------------------------
Total earning assets                                 460,345       9,022     7.88     447,251       7,547     6.77
Nonearning assets:
   Cash and due from banks                            22,494                           22,765
   Premises and equipment, net                         9,580                            9,175
   Other assets                                        9,977                            9,529
   Allowance for loan losses                          (4,420)                          (4,463)
------------------------------------------------------------------------------------------------------------------------
Total assets                                        $497,976                         $484,257
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY <F1>
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                                      $ 42,367      $  440     4.18%   $ 41,925      $  346     3.31%
   Savings deposits                                   45,290         556     4.94      63,460         635     4.01
   Time deposits of
      $100,000 or more                                 2,424          32     5.31       4,319          46     4.27
   Other time deposits                                 3,853          43     4.49       3,574          49     5.50
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                       93,934       1,071     4.59     113,278       1,076     3.81
   Short-term borrowings                                 196           5    10.26         271           2     2.96
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                        94,130       1,076     4.60     113,549       1,078     3.81
Noninterest-bearing liabilities:
   Demand deposits                                    80,504                           73,699
   Accounts and drafts payable                       263,156                          234,706
   Other liabilities                                   6,187                            5,502
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    443,977                          427,456
Shareholders' equity                                  53,999                           56,801
Total liabilities and
   shareholders' equity                             $497,976                         $484,257
------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $7,946                           $6,469
Interest spread                                                              3.28%                            2.96%
Net interest margin                                                          6.94%                            5.80%
------------------------------------------------------------------------------------------------------------------------

<F1> Balances shown are daily averages.



<F2> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 1999 Consolidated Financial Statements, incorporated by reference herein.
<F3> Interest income on loans includes net loan fees of $67,000 and $80,000 for the Second Quarter of 2000 and 1999, respectively.
<F4>  Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $78,000 and $49,000 for the Second Quarter of 2000 and 1999, respectively.
<F5>  For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                            FIRST HALF OF 2000               FIRST HALF OF 1999
                                                     -----------------------------    -----------------------------
                                                                 INTEREST                         INTEREST
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE      INCOME/   YIELD/
(DOLLARS IN THOUSANDS)                               BALANCE     EXPENSE     RATE     BALANCE      EXPENSE    RATE
----------------------------------------------------------------------------------------------------------------------
ASSETS <F1>
Earning assets:
      Loans <F2><F3>:
         Taxable                                     $307,010    $12,788     8.38%   $231,640     $ 9,113     7.93%
         Tax-exempt <F4>                                7,190        301     8.42       5,908         241     8.23
   Debt and equity securities <F5>:
         Taxable                                       88,862      2,757     6.24      78,197       2,340     6.03
         Tax-exempt <F4>                                1,205         44     7.34       1,261          48     7.68
   Federal funds sold and other
      short-term investments                           54,075      1,576     5.86     128,927       3,034     4.75
----------------------------------------------------------------------------------------------------------------------
Total earning assets                                  458,342     17,466     7.66     445,933      14,776     6.68
Nonearning assets:
   Cash and due from banks                             24,695                          21,795
   Premises and equipment, net                          9,510                           9,196
   Other assets                                         9,746                           9,653
   Allowance for loan losses                           (4,372)                         (4,448)
----------------------------------------------------------------------------------------------------------------------
Total assets                                         $497,921                        $482,129
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY <F1>
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                                       $ 42,927    $   823     3.86%   $ 39,687     $   654     3.32%
   Savings deposits                                    46,838      1,052     4.52      63,720       1,268     4.01
   Time deposits of
      $100,000 or more                                  2,522         64     5.10       3,609          93     5.20
   Other time deposits                                  3,841         86     4.50       4,341         100     4.65
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                        96,128      2,025     4.24     111,357       2,115     3.83
   Short-term borrowings                                  198          7     7.11         278           4     2.90
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                         96,326      2,032     4.24     111,635       2,119     3.83
Noninterest-bearing liabilities:
   Demand deposits                                     81,679                          72,767
   Accounts and drafts payable                        258,924                         234,488
   Other liabilities                                    6,032                           5,637
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                     442,961                         424,527
Shareholders' equity                                   54,960                          57,602
Total liabilities and
   shareholders' equity                              $497,921                        $482,129
----------------------------------------------------------------------------------------------------------------------
Net interest income                                              $15,434                          $12,657
Interest spread                                                              3.42%                            2.85%
Net interest margin                                                          6.77%                            5.72%
----------------------------------------------------------------------------------------------------------------------



<F1> Balances shown are daily averages.
<F2> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 1999 Consolidated Financial Statements, incorporated by reference herein.
<F3> Interest income on loans includes net loan fees of $79,000 and $87,000 for the First Half of 2000 and 1999, respectively.
<F4> Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $117,000 and $98,000 for the First Half of 2000 and 1999, respectively.
<F5> For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                  ANALYSIS OF NET INTEREST INCOME CHANGES

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                                          SECOND QUARTER
                                                                          2000 OVER 1999
                                                              --------------------------------
(DOLLARS IN THOUSANDS)                                        VOLUME<F1>     RATE<F1>    TOTAL
--------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans <F2><F3>:
      Taxable                                                   $ 1,485        $397      $1,882
      Tax-exempt <F4>                                                29           6          35
   Debt and equity securities:
      Taxable                                                       169          51         220
      Tax-exempt <F4>                                                (1)          4           3
   Federal funds sold and other
      short-term investments                                     (1,000)        335        (665)
--------------------------------------------------------------------------------------------------
Total interest income                                               682         793       1,475
--------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                   4          90          94
   Savings deposits                                                (206)        127         (79)
   Time deposits of $100,000 or more                                (23)          9         (14)
   Other time deposits                                                4         (10)         (6)
   Short-term borrowings                                             (1)          4           3
--------------------------------------------------------------------------------------------------
Total interest expense                                             (222)        220          (2)
--------------------------------------------------------------------------------------------------
Net interest income                                             $   904        $573      $1,477
--------------------------------------------------------------------------------------------------

<F1> The change in interest due to both volume and rate has been allocated proportionately.
<F2> Average balances include nonaccrual loans.
<F3> Interest income includes net loan fees.
<F4> Interest income is presented on a tax-equivalent basis assuming a tax rate of 34% for the First Quarter of 2000 and 1999.


                                                                            FIRST HALF
                                                                          2000 OVER 1999
                                                              --------------------------------
(DOLLARS IN THOUSANDS)                                        VOLUME<F1>     RATE<F1>    TOTAL
--------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans <F2><F3>:
      Taxable                                                   $ 3,137      $  538     $ 3,675
      Tax-exempt <F4>                                                54           6          60
   Debt and equity securities:
      Taxable                                                       334          83         417
      Tax-exempt <F4>                                                (2)         (2)         (4)
   Federal funds sold and other
      short-term investments                                     (2,059)        601      (1,458)
--------------------------------------------------------------------------------------------------
Total interest income                                             1,464       1,226       2,690
--------------------------------------------------------------------------------------------------



Interest expense on:
   Interest-bearing demand deposits                                  57         112         169
   Savings deposits                                                (364)        148        (216)
   Time deposits of $100,000 or more                                (27)         (2)        (29)
   Other time deposits                                              (11)         (3)        (14)
   Short-term borrowings                                             (1)          4           3
--------------------------------------------------------------------------------------------------
Total interest expense                                             (346)        259         (87)
--------------------------------------------------------------------------------------------------
Net interest income                                             $ 1,810      $  967      $2,777
--------------------------------------------------------------------------------------------------

<F1> The change in interest due to both volume and rate has been allocated proportionately.
<F2> Average balances include nonaccrual loans.
<F3> Interest income includes net loan fees.
<F4> Interest income is presented on a tax-equivalent basis assuming a tax rate of 34% for the First Quarter of 2000 and 1999.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

    A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $150,000 provision made for loan losses during the Second Quarter of 2000 compared to no provision during the Second Quarter of 1999. There was a $250,000 provision made during the First Half of 2000 compared to no provision made during the First Half of 1999. Net loan losses for the Second Quarter of 2000 were $79,000 compared to a $33,000 net recovery for the Second Quarter of 1999. Net loan losses for the First Half of 2000 were $52,000 compared to a $43,000 net recovery for the First Half of 1999. The increase in the provision made during 2000 relates to probable losses in the expanding loan portfolio.

    The allowance for loan losses at June 30, 2000 was $4,480,000 and at December 31, 1999 was $4,282,000. The allowance for loan losses at June 30, 2000 represented 1.36% of total loans outstanding compared to 1.54% at December 31, 1999. Nonperforming loans were $989,000 or .31% of average loans at June 30, 2000 compared to $407,000 or .16% of average loans at December 31, 1999.

    At June 30, 2000, impaired loans totaled $994,000 which includes $989,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $249,000 at June 30, 2000. The average balance of impaired loans during the First Half of 2000 and the First Half of 1999 was $597,000 and $634,000, respectively.

    Factors which influence management's determination of the adequacy of the allowance for loan losses, among other things, include: evaluation of each nonperforming and/or classified loan to determine the estimated loss exposure under existing circumstances known to management; evaluation of all potential problem loans identified in light of loss exposure based upon existing circumstances known to management; analysis of the loan portfolio with regard to future loss exposure on loans to specific customers and/or industries; current economic conditions; and, an overall review of the loan portfolio in light of past loan loss experience. In management's judgment, the allowance for loan losses is considered adequate to absorb probable losses in the loan portfolio.

                           SUMMARY OF ASSET QUALITY

    The following table presents information as of and for the three and six month periods ended June 30, 2000 and 1999 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30                 JUNE 30
                                                       ----------------------------------------------
(DOLLARS IN THOUSANDS)                                   2000        1999       2000         1999
-----------------------------------------------------------------------------------------------------
Allowance at beginning of period                      $  4,409    $  4,438    $  4,282    $  4,428

Provision charged to expense                               150          --         250          --

   Loans charged off                                        82          58          82          58
   Recoveries on loans previously charged off                3          91          30         101
-----------------------------------------------------------------------------------------------------
Net loans charged-off (recovered)                           79         (33)         52         (43)

Allowance at end of period                            $  4,480    $  4,471    $  4,480    $  4,471
-----------------------------------------------------------------------------------------------------



Loans outstanding:
   Average                                            $323,549    $250,887    $314,200    $237,548
   June 30                                             328,250     277,470     328,250     277,470
Ratio of allowance for loan losses to
   loans outstanding:
      Average                                             1.38%       1.78%       1.43%       1.88%
      June 30                                             1.36        1.61        1.36        1.61
Nonperforming loans:
      Nonaccrual loans                                $    989    $    378    $    989    $    378
      Loans past due 90 days or more                        --         143          --         143
-----------------------------------------------------------------------------------------------------
      Total                                           $     989   $    521    $    989    $    521
-----------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans          .31%        .21%        .31%        .22%
-----------------------------------------------------------------------------------------------------

NONINTEREST INCOME

    Noninterest income is principally derived from service fees generated by CIS. Total noninterest income for the Second Quarter of 2000 was $5,261,000, a $92,000 or 1.72% decrease compared to the Second Quarter of 1999. Total noninterest income for the First Half of 2000 was $11,016,000, a $154,000 or 1.4% increase compared to the First Half of 1999. CIS payment and processing revenue for the Second Quarter of 2000 was $4,849,000, a $230,000 or 4.5% decrease compared to the Second Quarter of 1999. CIS payment and processing revenue for the First Half of 2000 was $10,185,000, a $71,000 or .7% decrease compared to the First Half of 1999. Several factors caused this decrease. First, although both the number and dollar value of invoices processed increased for the Second Quarter and the First Half of 2000 compared to the corresponding periods of 1999, there were a number of non-recurring fees received in 1999. Second, there was continued anticipated decreases relating to some freight payment services that were part of a prior acquisition. Finally, freight rating services revenue also decreased due to a change in the strategic direction from selling rating software to a new Internet-based delivery system of carrier rates to the shipping community that is being developed and will offer an expanded level of features and capabilities.

    Bank service fees for the Second Quarter of 2000 were $374,000, a $100,000 or 36.5% increase compared to the Second Quarter of 1999. During the First Half of 2000 these fees were $708,000, a $204,000 or 40.5% increase compared to the First Half of 1999. These increases were attributable to increases in the number of customer relationships developed by the Bank.

NONINTEREST EXPENSE

    Total noninterest expense for the Second Quarter of 2000 was $10,340,000, a $889,000 or 9.4% increase compared to the Second Quarter of 1999. Total noninterest expense for the First Half of 2000 was $20,519,000, a $1,776,000 or 9.5% increase compared to the First Half of 1999.

    Salaries and benefits expense for the Second Quarter of 2000 was $6,957,000, a $602,000 or 9.5% increase compared to the Second Quarter of 1999. Salaries and benefits expense for the First Half of 2000 was $14,007,000, a $1,384,000 or 11.0% increase compared to the First Half of 1999. These increases in expense were caused by annual pay increases and expenses related to an increased staff at CIS to support expanded operations.

    Occupancy expense for the Second Quarter of 2000 was $443,000, a $9,000 or 2.1% increase compared to the Second Quarter of 1999. Occupancy expense for the First Half of 2000 was $877,000, a $19,000 or 2.2% increase compared to the First Half of 1999. These increases were caused by increases in rental expense.

    Equipment expense for the Second Quarter of 2000 was $767,000, an increase of $107,000 or 16.2% compared to the Second Quarter of 1999. Equipment expense for the First Half of 2000 was $1,519,000, an increase of $212,000 or 16.2% compared to the First Half of 1999. These increases were due primarily to increased investments in information technology.

    Other noninterest expense for the Second Quarter of 2000 was $2,173,000, an increase of $171,000 or 8.5% compared to the Second Quarter of 1999. Other noninterest expense for the First Half of 2000 was $4,116,000, an increase of $161,000 or 4.1% compared to the First Half of 1999. These increases were due primarily to increases in consulting fees, other outside service fees and postage and delivery expense.

FINANCIAL CONDITION

    Total assets at June 30, 2000 were $513,868,000, an increase of $13,023,000 or 2.6% from December 31, 1999. Loans, net of the allowance for loan losses, at June 30, 2000 were $323,770,000, an increase of $49,709,000 or 18.1% from December 31, 1999. Total investments in debt and equity securities at June 30, 2000 were $85,968,000, a $2,972,000 or 3.6% increase from December 31, 1999. Federal Funds sold and other short-term investments at June 30, 2000 were $60,900,000 a $44,820,000 or 42.4% decrease from
December 31, 1999.

    Total deposits at June 30, 2000 were $171,507,000, a $17,229,000 or 9.1%
decrease from December 31, 1999. Accounts and drafts payable were $283,175,000, a $33,281,000 or 13.3% increase from December 31, 1999. Total shareholders' equity at June 30, 2000 was $53,947,000, a $2,616,000 or 4.6%
decrease from December 31, 1999.

    The increase in loans is related to the successful expansion of the church and church-related ministries unit and increases in loans to privately held businesses from Cass Bank's ongoing marketing efforts. The decrease in federal funds sold and other short-term investments relates primarily to this increase in loans and also to the purchase of investment securities. The ending balances of accounts and drafts payable will fluctuate from period end to period end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable. The decrease in total shareholders' equity resulted from the purchase of treasury shares for $4,786,000 (237,510 shares); dividends paid of $1,423,000 ($.40 per share); decrease in other comprehensive income of $79,000 offset by net income of $3,576,000; cash received from the exercise of stock options of $47,000, a tax benefit of $10,000 on stock options exercised and the amortization of the stock bonus plan of $39,000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, which consist of cash and due from banks, federal funds sold, and money market funds, were $84,273,000 or 16.4% of total assets at June 30, 2000. These funds represent the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

    Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities represented approximately $85,968,000 or 17% of total assets at June 30, 2000. Of this total, 49% were U.S. treasury securities, 50% were U.S. government agencies, and 1% were other securities. Of the total portfolio, 31% matures in one year, 60% matures in one to five years, and 9% matures in five or more years. Of the total portfolio, 81% is designated available-for-sale and 19% is designated held-to-maturity. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with its reverse repurchase lines of credit.

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

    The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 2000 and December 31, 1999:


JUNE 30, 2000                                                   AMOUNT         RATIO
--------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Commercial Corporation                         $58,561,000      15.50%
         Cass Commercial Bank                                 28,378,000      16.67
Tier I capital (to risk-weighted assets)
         Cass Commercial Corporation                         $54,081,000      14.32%
         Cass Commercial Bank                                 26,247,000      15.42
Tier I capital (to average assets)
         Cass Commercial Corporation                         $54,081,000      10.87%
         Cass Commercial Bank                                 26,247,000      12.17
--------------------------------------------------------------------------------------
DECEMBER 31, 1999                                               AMOUNT         RATIO
--------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Commercial Corporation                         $60,736,000      18.23%
         Cass Commercial Bank                                 28,014,000      16.39
Tier I capital (to risk-weighted assets)
         Cass Commercial Corporation                         $56,570,000      16.98%
         Cass Commercial Bank                                 25,873,000      15.14
Tier I capital (to average assets)
         Cass Commercial Corporation                         $56,570,000      11.53%
         Cass Commercial Bank                                 25,873,000      11.54
--------------------------------------------------------------------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2000 has changed materially from that at December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the annual meeting of the shareholders of Cass Commercial Corporation held on April 17, 2000, the following proposals were voted on and approved:

         The following is a summary of votes cast. No broker non-votes were received.

                                                                             Withheld
                                                                            Authority/
                                                                   For       Against    Abstentions
                                                                ---------   ----------  -----------
         1. Proposal to elect four Directors for a term
            of three years ending 2003;

            Robert J. Bodine                                    2,380,804     20,630    1,241,449
            Thomas J. Fucoloro                                  2,372,304     29,130    1,241,449
            Harry J. Krieg                                      2,373,652     27,782    1,241,449
            Howard A. Kuehner                                   2,372,304     29,130    1,241,449

         2. Proposal to ratify the selection of KPMG LLP
            as independent accountants for 2000.                2,394,443     1,133     1,247,307

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   None

         (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three-month period ended June 30, 2000.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CASS COMMERCIAL CORPORATION

DATE:  August 7, 2000               By    /s/ Lawrence A. Collett
                                       ----------------------------------
                                              Lawrence A. Collett
                                     Chairman and Chief Executive Officer



DATE:  August 7, 2000               By    /s/ Eric H. Brunngraber
                                       -------------------------------------
                                              Eric H. Brunngraber
                                           Vice President-Secretary
                                    (Chief Financial and Accounting Officer)