Form 10-Q
period 2000-09-30
CASS COMMERCIAL CORP
filed 2000-11-14
CIK 708781

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ---------------------


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NO. 2-80070

                            ---------------------


                         CASS COMMERCIAL CORPORATION

                   INCORPORATED UNDER THE LAWS OF MISSOURI
                I.R.S. EMPLOYER IDENTIFICATION NO. 43-1265338

              13001 HOLLENBERG DRIVE, BRIDGETON, MISSOURI 63044

                          TELEPHONE:  (314) 506-5500

                             --------------------


    Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

                              Yes  X        No
                                  ---          -----


    The number of shares outstanding of registrant's only class of stock as of October 30, 2000: Common stock, par value $.50 per share - 3,369,137 shares outstanding.



----------------------------------------------------------------------------
    This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.
----------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                      CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)
                                      (Dollars in Thousands except Per Share Data)

                                                                         SEPTEMBER 30       DECEMBER 31
                                                                             2000              1999
Assets
Cash and due from banks                                                    $ 21,281          $ 18,497
Federal funds sold and other short-term investments                          83,009           105,720
                                                                           --------          --------
   Cash and cash equivalents                                                104,290           124,217
                                                                           --------          --------
Investment in debt and equity securities:
   Held-to-maturity,  fair value of $9,727
     and $25,381 at September 30, 2000
     and December 31, 1999, respectively                                      9,760            25,554
   Available-for-sale, at fair value                                         69,801            57,442
                                                                           --------          --------
         Total investment in debt and equity securities                      79,561            82,996
                                                                           --------          --------

Loans                                                                       348,090           278,343
   Less:   Allowance for loan losses                                          4,512             4,282
                                                                           --------          --------
   Loans, net                                                               343,578           274,061
                                                                           --------          --------
Premises and equipment, net                                                  10,172             9,181
Accrued interest receivable                                                   3,361             2,764
Other assets                                                                  7,663             7,626
                                                                           --------          --------
         Total assets                                                      $548,625          $500,845
                                                                           ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
------------
Deposits:
   Noninterest-bearing                                                     $ 80,847          $ 91,672
   Interest-bearing                                                         114,094            97,064
                                                                           --------          --------
         Total deposits                                                     194,941           188,736
Accounts and drafts payable                                                 295,139           249,894
Short-term borrowings                                                            --               208
Other liabilities                                                             5,279             5,444
                                                                           --------          --------
   Total liabilities                                                        495,359           444,282
                                                                           --------          --------

Shareholders' Equity:
---------------------
Preferred stock, par value $.50 per share; 2,000,000
  shares authorized and no shares issued                                         --                --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                    2,000             2,000
Surplus                                                                       5,066             5,087
Retained earnings                                                            57,999            54,814
Accumulated other comprehensive loss                                           (302)             (417)
Common shares in treasury, at cost (602,863 shares at
  September 30, 2000 and 277,149 shares at December 31, 1999)               (11,382)           (4,770)
Unamortized stock bonus awards                                                 (115)             (151)
                                                                           --------          --------
         Total shareholders' equity                                          53,266            56,563
                                                                           --------          --------
            Total liabilities and shareholders' equity                     $548,625          $500,845
                                                                           ========          ========


See accompanying notes to consolidated financial statements.



                                      CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                      (Dollars in Thousands except Per Share Data)

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30                 SEPTEMBER 30
                                                              ---------------------         ----------------------
                                                                2000           1999          2000            1999
INTEREST INCOME:
Interest and fees on loans                                    $ 7,164         $5,468        $20,151        $14,740
Interest and dividends on debt and equity securities:
   Taxable                                                      1,283          1,206          4,039          3,546
   Exempt from federal income taxes                                14             16             44             48
Interest on federal funds sold and
  other short-term investments                                    999          1,222          2,575          4,256
                                                              -------         ------        -------        -------
      Total interest income                                     9,460          7,912         26,809         22,590
                                                              -------         ------        -------        -------

INTEREST EXPENSE:
Interest on deposits                                            1,464          1,173          3,489          3,288
Interest on short-term borrowings                                  13              2             20              6
                                                              -------         ------        -------        -------
      Total interest expense                                    1,477          1,175          3,509          3,294
                                                              -------         ------        -------        -------
         Net interest income                                    7,983          6,737         23,300         19,296
Provision for loan losses                                         100             --            350             --
                                                              -------         ------        -------        -------
         Net interest income after provision
           for loan losses                                      7,883          6,737         22,950         19,296
                                                              -------         ------        -------        -------

NONINTEREST INCOME:
Freight and utility payment and processing revenue              4,651          4,949         14,836         15,205
Bank service fees                                                 346            293          1,054            797
Other                                                              69             77            192            138
                                                              -------         ------        -------        -------
      Total noninterest income                                  5,066          5,319         16,082         16,140
                                                              -------         ------        -------        -------

NONINTEREST EXPENSE:
Salaries and employee benefits                                  7,099          6,479         21,106         19,102
Occupancy expense                                                 457            428          1,334          1,286
Equipment expense                                                 772            663          2,291          1,970
Other                                                           1,955          1,898          6,071          5,812
                                                              -------         ------        -------        -------
      Total noninterest expense                                10,283          9,468         30,802         28,170
                                                              -------         ------        -------        -------
        Income before income tax expense                        2,666          2,588          8,230          7,266
Income tax expense                                                946            940          2,934          2,612
                                                              -------         ------        -------        -------
         Net income                                           $ 1,720         $1,648        $ 5,296        $ 4,654
                                                              =======         ======        =======        =======


Earnings per share:
         Basic                                                   $.50           $.44          $1.50          $1.22
         Diluted                                                 $.49           $.43          $1.48          $1.20

Weighted average shares outstanding:
         Basic                                              3,435,722      3,753,951      3,526,471      3,805,610
         Effect of stock options and awards                    46,556         59,000         46,479         58,104
         Diluted                                            3,482,278      3,812,951      3,572,950      3,863,714



See accompanying notes to consolidated financial statements.





                                      CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                 (Dollars in Thousands)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30
                                                                            --------------------------------
                                                                             2000                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  5,296                $  4,654
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization                                           1,950                   1,752
      Provision for loan losses                                                 350                      --
      Amortization of stock bonus awards                                         60                      50
      Increase in accrued interest receivable                                  (597)                    (76)
      Decrease (increase) in prepaid expenses                                   (45)                    571
      Increase (decrease) in deferred income                                 (1,075)                    193
      Decrease in income tax liability                                         (126)                   (316)
      Other operating activities, net                                           941                   1,093
                                                                           --------                --------
      Net cash provided by operating activities                               6,754                   7,921
                                                                           --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of debt and equity securities:
      Held-to-maturity                                                       15,664                  22,892
      Available-for-sale                                                      6,664                   1,498
Purchase of debt and equity securities available-for-sale                   (18,889)                (20,986)
Net increase in loans                                                       (69,867)                (58,011)
Purchases of premises and equipment, net                                     (2,717)                 (1,411)
                                                                           --------                --------
      Net cash used in investing activities                                 (69,145)                (56,018)
                                                                           --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing demand deposits                         (10,825)                 (5,482)
Net increase in interest-bearing demand and savings deposits                 17,388                   3,634
Net decrease in time deposits                                                  (358)                   (185)
Net increase (decrease) in accounts and drafts payable                       45,245                 (26,534)
Net decrease in short-term borrowings                                          (208)                   (116)
Cash proceeds from exercise of stock options                                     47                      81
Cash dividends paid                                                          (2,110)                 (2,171)
Purchase of common shares for treasury                                       (6,715)                 (2,952)
                                                                           --------                --------
      Net cash provided by (used in) financing activities                    42,464                 (33,725)
                                                                           --------                --------
Net decrease in cash and cash equivalents                                   (19,927)                (81,822)
Cash and cash equivalents at beginning of period                            124,217                 179,385
                                                                           --------                --------
Cash and cash equivalents at end of period                                 $104,290                $ 97,563
                                                                           ========                ========


Supplemental information:

      Cash paid for interest                                               $  3,476                $  3,290
      Cash paid for income taxes                                              3,512                   2,501


See accompanying notes to consolidated financial statements.

                                                         -4-

                 CASS COMMERCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Impact of New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued Statement of Financial Accounting Financial Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities,
which addresses certain issues causing implementation difficulties.   Since
the Company does not participate in any derivative or hedging activities, SFAS 133, as amended, will have no impact on the Company's consolidated financial position and results of operations.

Note 3 - Loans by Type

(DOLLARS IN THOUSANDS)                SEPTEMBER 30, 2000   DECEMBER 31, 1999
==============================================================================
Commercial and industrial                  $128,436             $106,444
Real estate:
   Mortgage                                 112,861               86,171
   Mortgage - Churches & Related             62,032               43,311
   Construction                              12,388                6,987
   Construction - Churches & Related         17,543               22,646
Industrial revenue bonds                      7,060                7,265
Installment                                   1,253                1,541
Other                                         6,517                3,978
------------------------------------------------------------------------------
Total loans                                $348,090             $278,343
==============================================================================

Note 4 - Stock Repurchase Program

    On December 21, 1999 the Board of Directors authorized a stock repurchase program that would allow the repurchase of up to 200,000 shares of its common stock through December 31, 2000. On March 21, 2000 the Board of Directors authorized a 100,000 increase in the number of shares that can be purchased under the program. As of September 30, 2000, all 300,000 were repurchased under the program. Along with the 300,000 shares authorized under the plan the Board of Directors approved the repurchase of an additional 65,180 shares. The repurchased stock will be held as treasury stock to be used for general corporate purposes.

Note 5 - Comprehensive Income

    For the three and nine month periods ended September 30, 2000 and 1999, unrealized gains and losses on debt and equity securities available-for-sale is the Company's only other comprehensive income component. Comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 is summarized as follows:

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30                        SEPTEMBER 30
                                                     -------------------------           --------------------------
(IN THOUSANDS)                                         2000              1999              2000              1999
===================================================================================================================


Net Income                                            $1,720           $1,648             $5,296           $4,654

Other comprehensive income:

      Net unrealized gain (loss) on debt and equity
        securities available-for-sale, net of tax        194             (111)               115             (581)
-------------------------------------------------------------------------------------------------------------------
         Total comprehensive income                   $1,914           $1,537             $5,411           $4,073
===================================================================================================================

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

    Summarized information about the Company's operations in each industry segment for the three and nine month periods ended September 30, 2000 and 1999, is as follows:

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30                       SEPTEMBER 30
                                                      ------------------------            ------------------------
(IN THOUSANDS)                                         2000              1999              2000              1999
==================================================================================================================
   Total Net Revenue:
      Information Services                          $ 9,746           $ 8,947           $29,272           $26,673
      Banking Services                                4,803             4,378            13,773            12,292
      Eliminations                                     (123)              (94)             (504)             (235)
-------------------------------------------------------------------------------------------------------------------
         Total                                      $14,426           $13,231           $42,541           $38,730
-------------------------------------------------------------------------------------------------------------------

   Income (Loss) Before Income Tax:
      Information Services                          $ 1,439           $ 1,182           $ 4,393           $ 3,613
      Banking Services                                1,264             1,431             3,947             3,751
      Corporate Items                                   (37)              (25)             (110)              (98)
-------------------------------------------------------------------------------------------------------------------
         Total                                      $ 2,666           $ 2,588           $ 8,230           $ 7,266
-------------------------------------------------------------------------------------------------------------------

   Income Tax Expense (Benefit):
      Information Services                          $   484           $   404           $ 1,498           $ 1,247
      Banking Services                                  475               544             1,474             1,398
      Corporate Items                                   (13)               (8)              (38)              (33)
-------------------------------------------------------------------------------------------------------------------
         Total                                      $   946           $   940           $ 2,934           $ 2,612
-------------------------------------------------------------------------------------------------------------------

   Net Income (Loss):
      Information Services                          $   955           $   778           $ 2,895           $ 2,366
      Banking Services                                  789               887             2,473             2,353
      Corporate Items                                   (24)              (17)              (72)              (65)
-------------------------------------------------------------------------------------------------------------------
         Total                                      $ 1,720           $ 1,648           $ 5,296           $ 4,654
===================================================================================================================

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

    The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2000 (the "Third Quarter of 2000") compared to the three-month period ended September 30, 1999 (the "Third Quarter of 1999") and the nine-month period ended September 30, 2000 ("First Nine Months of 2000") compared to the nine-month period ended September 30, 1999 ("First Nine Months of 1999"). Most information is provided on a consolidated basis for the Company, Cass Bank and CIS, with expanded disclosures for the specific effects CIS's operations have on particular account captions.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1999 Annual Report on Form 10-K. Results of operations for the First Nine Months of 2000 are not necessarily indicative of the results to be attained for any other period.

RESULTS OF OPERATIONS

NET INCOME

    The Company had net income of $1,720,000 for the Third Quarter of 2000, a $72,000 or 4.4% increase compared to net income of $1,648,000 for the Third Quarter of 1999. The Company had net income of $5,296,000 for the First Nine Months of 2000, a $642,000 or 13.8% increase compared to net income of $4,654,000 for the First Nine Months of 1999. Diluted earnings per share was $.49 for the Third Quarter of 2000, a 14.0% increase compared to $.43 for the Third Quarter of 1999. Diluted earnings per share was $1.48 for the First Nine Months of 2000, a 23.3% increase compared to $1.20 for the First Nine Months of 1999. The increase in net income was primarily a result of strong loan demand, an increase in earning assets and a general increase in the level of interest rates. Return on average assets for the Third Quarter of 2000 was 1.34% compared to 1.32% for the Third Quarter of 1999. Return on average assets for the First Nine Months of 2000 was 1.41% compared to 1.28% for the First Nine Months of 1999. Return on average equity for the Third Quarter of 2000 was 12.76% compared to 11.56% for the Third Quarter of 1999. Return on average equity for the First Nine Months of 2000 was 12.98% compared to 10.87% for the First Nine Months of 1999.

NET INTEREST INCOME

Third Quarter of 2000 compared to Third Quarter of 1999:

    The Company's tax-equivalent net interest income increased 18.4% or $1,249,000 from $6,790,000 in the Third Quarter of 1999 to $8,039,000 in the
Third Quarter of 2000. Average earning assets increased 4.9% or $22,526,000 from $456,314,000 in the Third Quarter of 1999 to $478,840,000 in the Third Quarter of 2000. The tax-equivalent net interest margin increased from 5.90% in the Third Quarter of 1999 to 6.68% in the Third Quarter of 2000. The average tax-equivalent yield on earning assets increased from 6.92% in the Third Quarter of 1999 to 7.91% in the Third Quarter of 2000. The average rate paid on interest-bearing liabilities increased from 3.85% in the Third Quarter of 1999 to 5.32% in the Third Quarter of 2000.

    The average balance of loans increased $56,546,000 from $277,818,000 to $334,364,000, investment in debt and equity securities increased $1,038,000 from $81,391,000 to $82,429,000, and federal funds sold and other short-term investments decreased $35,058,000 from $97,105,000 to $62,047,000 from the Third Quarter of 1999 to the Third Quarter of 2000. The average balance of noninterest bearing demand deposit accounts decreased $7,305,000 from $82,207,000 to $74,902,000, accounts and drafts payable increased $39,014,000 from $228,729,000 to $267,743,000, and interest bearing liabilities decreased $10,588,000 from $121,023,000 to $110,435,000 from the Third Quarter of 1999 to the Third Quarter of 2000.

    The increase in average loans during this period was attributable to the Bank's marketing efforts, both in the commercial and church and church-related areas. The decrease in average noninterest bearing demand deposit accounts and interest bearing liabilities relates mainly to the transfer of funds by existing customers from deposit accounts into non-deposit investment accounts and to fund other corporate activities. The increase in average accounts and drafts payable relates to an increase in the dollar volume of transactions processed.

    The increases experienced during the Third Quarter of 2000 in net interest margin and net interest income were caused primarily by increases in the level of earning assets funded by the increase in accounts and drafts payable, increase in net loan fees, a shift in earning assets to higher yielding loans and a rise in the general level of interest rates. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. For more information please refer to the table on page 9.

First Nine Months of 2000 compared to the First Nine Months of 1999:

    The Company's tax-equivalent net interest income increased 20.7% or $4,026,000 from $19,447,000 in the First Nine Months of 1999 to $23,473,000
in the First Nine of 2000. Average earning assets increased 3.5% or $15,702,000 from $449,431,000 in the First Nine Months of 1999 to $465,133,000 in the First Nine Months of 2000. The tax-equivalent net interest margin increased from 5.79% in the First Nine Months of 1999 to 6.74% in the First Nine Months of 2000. The average tax-equivalent yield on earning assets increased from 6.77% in the First Nine Months of 1999 to 7.75% in the First Nine Months of 2000. The average rate paid on interest-bearing liabilities increased from 3.84% in the First Nine Months of 1999 to 4.64% in the First Nine Months of 2000.

    The average balance of loans increased $69,789,000 from $251,119,000 to $320,908,000, investment in debt and equity securities increased $7,376,000 from $80,109,000 to $87,485,000, and federal funds sold and other short-term investments decreased $61,463,000 from $118,203,000 to $56,740,000 from the
First Nine Months of 1999 to the First Nine Months of 2000. The average balance of noninterest bearing demand deposit accounts increased $3,436,000 from $75,952,000 to $79,388,000, accounts and drafts payable increased $29,673,000 from $232,160,000 to $261,833,000, and interest bearing liabilities decreased $13,755,000 from $114,798,000 to $101,043,000 from the
First Nine Months of 1999 to the First Nine Months of 2000.

    The increases and decreases experienced in account balances during the First Nine Months of 2000 were attributable to the same factors as those described for the third quarter, except that the increase in noninterest bearing demand deposits was due to the fact that these balances were significantly lower during the first six months of 1999 than during the last six months of the year. As noted previously, some of this increase reversed in the third quarter.

    The increases experienced during the First Nine Months of 2000 in net interest margin and net interest income were also caused primarily by increases in the level of earning assets funded primarily by the increase in accounts and drafts payable, a shift in earning assets to higher yielding loans and investments and a rise in the general level of interest rates. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by CIS in the form of accounts and drafts payable. For more information please refer to the table on page 10.

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


                                                THIRD QUARTER 2000                      THIRD QUARTER 1999
                                      --------------------------------------  -------------------------------------
                                                       INTEREST                                INTEREST
                                        AVERAGE        INCOME/       YIELD/      AVERAGE        INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                  BALANCE        EXPENSE        RATE       BALANCE        EXPENSE        RATE
===================================================================================================================
ASSETS <F1>
Earning assets:
  Loans <F2>,<F3>
     Taxable                           $327,283        $7,068         8.59%    $271,403         $5,381        7.87%
     Tax-exempt <F4>                      7,081           145         8.15        6,415            132        8.16
  Debt and equity securities <F5>:
     Taxable                             81,247         1,282         6.28       80,138          1,207        5.98
     Tax-exempt <F4>                      1,182            22         7.40        1,253             23        7.28
  Federal funds sold and other
   short-term investments                62,047           999         6.41       97,105          1,222        4.99
-------------------------------------------------------------------------------------------------------------------
Total earning assets                    478,840         9,516         7.91      456,314          7,965        6.92
Nonearning assets:
  Cash and due from banks                17,858                                  23,311
  Premises and equipment, net             9,836                                   9,390
  Other assets                           10,371                                   8,896
  Allowance for loan losses              (4,476)                                 (4,382)
-------------------------------------------------------------------------------------------------------------------
Total assets                           $512,429                                $493,529
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY <F1>
Interest-bearing liabilities:
  Interest-bearing demand
   deposits                            $ 43,847        $  544         4.94%    $ 43,679         $  376        3.42%
  Savings deposits                       59,767           840         5.59       67,613            688        4.04
  Time deposits of
   $100 or more                           2,326            31         5.30        3,631             47        5.14
  Other time deposits                     3,807            49         5.12        5,783             62        4.25
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits         109,747         1,464         5.31      120,706          1,173        3.86
  Short-term borrowings                     688            13         7.52          317              2        2.50
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                          110,435         1,477         5.32      121,023          1,175        3.85
Noninterest-bearing liabilities:
  Demand deposits                        74,902                                  82,207
  Accounts and drafts payable           267,743                                 228,729
  Other liabilities                       5,705                                   5,022
-------------------------------------------------------------------------------------------------------------------
Total liabilities                       458,785                                 436,981
Shareholders' equity                     53,644                                  56,548
Total liabilities and
   shareholders' equity                $512,429                                $493,529
-------------------------------------------------------------------------------------------------------------------
Net interest income                                    $8,039                                   $6,790
Interest spread                                                       2.59%                                   3.07%
Net interest margin                                                   6.68%                                   5.90%
===================================================================================================================

-------
<F1> Balances shown are daily averages.



<F2> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 1999 Consolidated Financial Statements, incorporated by reference herein.
<F3> Interest income on loans includes net loan fees of $151,000 and $1,000 for the Third Quarter of 2000 and 1999, respectively.
<F4> Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $56,000 and $53,000 for the Third Quarter of 2000 and 1999, respectively.
<F5> For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                             FIRST NINE MONTHS OF 2000               FIRST NINE MONTHS OF 1999
                                       -------------------------------------- -------------------------------------
                                                       INTEREST     INTEREST
                                        AVERAGE        INCOME/       YIELD/      AVERAGE        INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                  BALANCE        EXPENSE        RATE       BALANCE        EXPENSE        RATE
===================================================================================================================
ASSETS <F1>
Earning assets:
  Loans <F2>,<F3>:
    Taxable                            $313,756       $19,856         8.45%    $245,040        $14,494        7.91%
    Tax-exempt <F4>                       7,152           446         8.33        6,079            373        8.20
  Debt and equity securities <F5>:
    Taxable                              86,288         4,039         6.25       78,851          3,547        6.01
    Tax-exempt <F4>                       1,197            66         7.37        1,258             71        7.55
  Federal funds sold and other
   short-term investments                56,740         2,575         6.06      118,203          4,256        4.81
-------------------------------------------------------------------------------------------------------------------
Total earning assets                    465,133        26,982         7.75      449,431         22,741        6.77
Nonearning assets:
  Cash and due from banks                22,395                                  22,304
  Premises and equipment, net             9,617                                   9,261
  Other assets                            9,954                                   9,013
  Allowance for loan losses              (4,406)                                 (4,426)
-------------------------------------------------------------------------------------------------------------------
Total assets                           $502,693                                $485,583
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY <F1>
Interest-bearing liabilities:
  Interest-bearing demand
   deposits                            $ 43,227       $ 1,367         4.22%    $ 41,032        $ 1,031        3.36%
  Savings deposits                       51,169         1,892         4.94       65,031          1,955        4.02
  Time deposits of
   $100 or more                           2,456            95         5.17        3,617            141        5.21
  Other time deposits                     3,828           135         4.71        4,827            161        4.46
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits         100,680         3,489         4.63      114,507          3,288        3.84
  Short-term borrowings                     363            20         7.36          291              6        2.76
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                          101,043         3,509         4.64      114,798          3,294        3.84
Noninterest-bearing liabilities:
  Demand deposits                        79,388                                  75,952
  Accounts and drafts payable           261,833                                 232,160
  Other liabilities                       5,922                                   5,426
-------------------------------------------------------------------------------------------------------------------
Total liabilities                       448,186                                 428,336
Shareholders' equity                     54,507                                  57,247
Total liabilities and
 shareholders' equity                  $502,693                                $485,583
-------------------------------------------------------------------------------------------------------------------
Net interest income                                   $23,473                                  $19,447
Interest spread                                                       3.11%                                   2.93%
Net interest margin                                                   6.74%                                   5.79%
===================================================================================================================





------
<F1> Balances shown are daily averages.
<F2> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 1999 Consolidated Financial Statements, incorporated by reference herein.
<F3> Interest income on loans includes net loan fees of $230,000 and $88,000 for the First Nine Months of 2000 and 1999, respectively.
<F4> Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $173,000 and $151,000 for the First Nine Months of 2000 and 1999, respectively.
<F5> For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

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

                                                                             THIRD QUARTER
                                                                             2000 OVER 1999
                                                                ---------------------------------------
(DOLLARS IN THOUSANDS)                                          VOLUME<F1>       RATE<F1>       TOTAL
=======================================================================================================
Increase (decrease) in interest income:
   Loans <F2>,<F3>:
      Taxable                                                    $1,165           $522         $1,687
      Tax-exempt <F4>                                                13             --             13
   Debt and equity securities:
      Taxable                                                        16             61             77
      Tax-exempt <F4>                                                (1)            (2)            (3)
   Federal funds sold and other
     short-term investments                                        (513)           290           (223)
-------------------------------------------------------------------------------------------------------
Total interest income                                               680            871          1,551
-------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                   1            167            168
   Savings deposits                                                 (87)           239            152
   Time deposits of $100 or more                                    (17)             1            (16)
   Other time deposits                                              (24)            11            (13)
   Short-term borrowings                                              4              7             11
-------------------------------------------------------------------------------------------------------
Total interest expense                                             (123)           425            302
-------------------------------------------------------------------------------------------------------
Net interest income                                              $  803           $446         $1,249
=======================================================================================================

------
<F1> The change in interest due to both volume and rate has been allocated proportionately.
<F2> Average balances include nonaccrual loans.
<F3> Interest income includes net loan fees.
<F4> Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.



                                                                           FIRST NINE MONTHS
                                                                             2000 OVER 1999
                                                                ---------------------------------------
(DOLLARS IN THOUSANDS)                                           VOLUME<F1>     RATE<F1>        TOTAL
=======================================================================================================
Increase (decrease) in interest income:
   Loans <F2>,F3>:
   Taxable                                                       $ 4,304         $1,058        $ 5,362
   Tax-exempt <F4>                                                    67              6             73
   Debt and equity securities:
   Taxable                                                           346            147            493
   Tax-exempt <F4>                                                    (3)            (3)            (6)
   Federal funds sold and other
   short-term investments                                         (2,600)           919         (1,681)
-------------------------------------------------------------------------------------------------------
Total interest income                                              2,114          2,127          4,241
-------------------------------------------------------------------------------------------------------



Interest expense on:
   Interest-bearing demand deposits                                   58            278            336
   Savings deposits                                                 (463)            400           (63)
   Time deposits of $100 or more                                     (45)            (1)           (46)
   Other time deposits                                               (35)             9            (26)
   Short-term borrowings                                               2             12             14
-------------------------------------------------------------------------------------------------------
Total interest expense                                              (483)           698            215
-------------------------------------------------------------------------------------------------------
Net interest income                                              $ 2,597         $1,429        $ 4,026
=======================================================================================================

------
<F1> The change in interest due to both volume and rate has been allocated proportionately.
<F2> Average balances include nonaccrual loans.
<F3> Interest income includes net loan fees.
<F4> Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

    A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $100,000 provision made for loan losses during the Third Quarter of 2000 compared to no provision during the Third Quarter of 1999. There was a $350,000 provision made during the First Nine Months of 2000 compared to no provision made during the First Nine Months of 1999. Net loan losses for the Third Quarter of 2000 were $68,000 compared to $194,000 for the Third Quarter of 1999. Net loan losses for the First Nine Months of 2000 were $120,000 compared to $151,000 for the First Nine Months of 1999. The increase in the provision made during 2000 relates to probable losses in the expanding loan portfolio.

    The allowance for loan losses at September 30, 2000 was $4,512,000 and at December 31, 1999 was $4,282,000. The allowance for loan losses at September 30, 2000 represented 1.30% of total loans outstanding compared to 1.54% at December 31, 1999. Nonperforming loans were $984,000 or .31% of average loans at September 30, 2000 compared to $407,000 or .16% of average loans at December 31, 1999.

    At September 30, 2000, impaired loans totaled $988,000 which includes $980,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $239,000 at September 30, 2000. The average balance of impaired loans during the First Nine Months of 2000 and the First Nine Months of 1999 was $728,000 and $563,000, respectively.

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


                          SUMMARY OF ASSET QUALITY

    The following table presents information as of and for the three and nine month periods ended September 30, 2000 and 1999 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30                 SEPTEMBER 30
                                                            -------------------------    -------------------------
(DOLLARS IN THOUSANDS)                                         2000           1999           2000           1999
==================================================================================================================
Allowance at beginning of period                            $  4,480       $  4,471       $  4,282       $  4,428

Provision charged to expense                                     100             --            350             --

   Loans charged off                                             (71)          (198)          (153)          (256)
   Recoveries on loans previously charged off                      3              4             33            105
------------------------------------------------------------------------------------------------------------------
Net loans charged-off                                            (68)          (194)          (120)          (151)

Allowance at end of period                                  $  4,512       $  4,277       $  4,512       $  4,277
------------------------------------------------------------------------------------------------------------------



Loans outstanding:
   Average                                                  $334,364       $277,818       $320,908       $251,119
   September 30                                              348,090        282,748        348,090        282,748
Ratio of allowance for loan losses to loans outstanding:
   Average                                                      1.35%          1.54%          1.41%          1.70%
   September 30                                                 1.30           1.51           1.30           1.51
Nonperforming loans:
   Nonaccrual loans                                         $    980       $    173       $    980       $    173
   Loans past due 90 days or more                                  4            163              4            163
------------------------------------------------------------------------------------------------------------------
   Total                                                    $    984       $    336       $    984       $    336
------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                .29%           .12%           .31%           .13%
==================================================================================================================

NONINTEREST INCOME

    Noninterest income is principally derived from service fees generated by CIS. Total noninterest income for the Third Quarter of 2000 was $5,066,000, a $253,000 or 4.8% decrease compared to the Third Quarter of 1999. Total noninterest income for the First Nine Months of 2000 was $16,082,000, a $58,000 or .4% decrease compared to the First Nine Months of 1999. CIS payment and processing revenue for the Third Quarter of 2000 was $4,651,000, a $298,000 or 6.0% decrease compared to the Third Quarter of 1999. CIS payment and processing revenue for the First Nine Months of 2000 was $14,836,000, a $369,000 or 2.4% decrease compared to the First Nine Months of 1999. Several factors caused these decreases. First, although the dollar value of invoices processed increased for the Third Quarter and the First Nine Months of 2000 compared to the corresponding periods of 1999, there were a number of non-recurring fees received in 1999. Second, there was continued anticipated decreases relating to some freight payment services that were part of a prior acquisition. Finally, freight rating services revenue also decreased due to a change in the strategic direction from selling rating software to a new Internet-based delivery system of carrier rates that is being developed and will offer an expanded level of features and capabilities.

    Bank service fees for the Third Quarter of 2000 were $346,000, a $53,000 or 18.1% increase compared to the Third Quarter of 1999. During the First Nine Months of 2000 these fees were $1,054,000, a $257,000 or 32.2% increase compared to the First Nine Months of 1999. These increases were attributable to increases in the number of customer relationships developed by the Bank.

NONINTEREST EXPENSE

    Total noninterest expense for the Third Quarter of 2000 was $10,283,000, a $815,000 or 8.6% increase compared to the Third Quarter of 1999. Total noninterest expense for the First Nine Months of 2000 was $30,802,000, a $2,632,000 or 9.3% increase compared to the First Nine Months of 1999.

    Salaries and benefits expense for the Third Quarter of 2000 was $7,099,000, a $620,000 or 9.6% increase compared to the Third Quarter of 1999. Salaries and benefits expense for the First Nine Months of 2000 was $21,106,000, a $2,004,000 or 10.5% increase compared to the First Nine Months of 1999. These increases in expense were caused by annual pay increases and expenses related to an increased staff at CIS to support expanded operations.

    Occupancy expense for the Third Quarter of 2000 was $457,000, a $29,000 or 6.8% increase compared to the Third Quarter of 1999. Occupancy expense for the First Nine Months of 2000 was $1,334,000, a $48,000 or 3.7% increase compared to the First Nine Months of 1999. These increases were caused mainly by increases in building maintenance and repairs and utility expenses.

    Equipment expense for the Third Quarter of 2000 was $772,000, an increase of $109,000 or 16.4% compared to the Third Quarter of 1999. Equipment expense for the First Nine Months of 2000 was $2,291,000, an increase of $321,000 or 16.3% compared to the First Nine of 1999. These increases were due primarily to increased investments in information technology.

    Other noninterest expense for the Third Quarter of 2000 was $1,955,000, an increase of $57,000 or 3.0% compared to the Third Quarter of 1999. Other noninterest expense for the First Nine Months of 2000 was

$6,071,000, an increase of $259,000 or 4.5% compared to the First Nine Months of 1999. These increases were due primarily to increases in consulting fees, other outside service fees, supplies, postage and delivery expense.

FINANCIAL CONDITION

    Total assets at September 30, 2000 were $548,625,000, an increase of $47,780,000 or 9.5% from December 31, 1999. Loans, net of the allowance for loan losses, at September 30, 2000 were $343,578,000, an increase of $69,517,000 or 25.4% from December 31, 1999. Total investments in debt and equity securities at September 30, 2000 were $79,561,000, a $3,435,000 or 4.1% decrease from December 31, 1999. Federal Funds sold and other short-term investments at September 30, 2000 were $83,009,000 a $22,711,000 or 21.5% decrease from December 31, 1999.

    Total deposits at September 30, 2000 were $194,941,000, a $6,205,000 or 3.3% increase from December 31, 1999. Accounts and drafts payable were $295,139,000, a $45,245,000 or 18.1% increase from December 31, 1999. Total shareholders' equity at September 30, 2000 was $53,266,000, a $3,297,000 or 5.8% decrease from December 31, 1999.

    The increase in loans is related to the successful expansion of the church and church-related ministries unit and increases in loans to privately held businesses from Cass Bank's ongoing marketing efforts. The decrease in federal funds sold and other short-term investments relates primarily to this increase in loans. The ending balances of accounts and drafts payable will fluctuate from period end to period end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable. The decrease in total shareholders' equity resulted from the purchase of treasury shares for $6,715,000 (331,510 shares); dividends paid of $2,110,000 ($.60 per share); offset by net income of $5,296,000; an increase in other comprehensive income of $115,000; cash received from the exercise of stock options of $47,000, a tax benefit of $10,000 on stock options exercised and the amortization of the stock bonus plan of $60,000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, which consist of cash and due from banks, federal funds sold, and money market funds, were $104,290,000 or 19.0% of total assets at September 30, 2000. These funds represent the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

    Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities represented approximately $79,561,000 or 15% of total assets at September 30, 2000. Of this total, 48% were U.S. treasury securities, 50% were U.S. government agencies, and 2% were other securities. Of the total portfolio, 29% matures in one year, 70% matures in one to five years, and 1% matures in five or more years. Of the total portfolio, 88% is designated available-for-sale and 12% is designated held-to-maturity. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with its reverse repurchase lines of credit.

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

    The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 2000 and December 31, 1999:

SEPTEMBER 30, 2000                                                   AMOUNT                RATIO
=================================================================================================
Total capital (to risk-weighted assets)
      Cass Commercial Corporation                                  $57,742,000            14.39%
      Cass Commercial Bank                                          26,415,000            14.49
Tier I capital (to risk-weighted assets)
      Cass Commercial Corporation                                  $53,230,000            13.27%
      Cass Commercial Bank                                          24,135,000            13.24
Tier I capital (to average assets)
      Cass Commercial Corporation                                  $53,230,000            10.60%
      Cass Commercial Bank                                          24,135,000            10.62
=================================================================================================

DECEMBER 31, 1999                                                    AMOUNT                RATIO
=================================================================================================
Total capital (to risk-weighted assets)
      Cass Commercial Corporation                                  $60,736,000            18.23%
      Cass Commercial Bank                                          28,014,000            16.39
Tier I capital (to risk-weighted assets)
      Cass Commercial Corporation                                  $56,570,000            16.98%
      Cass Commercial Bank                                          25,873,000            15.14
Tier I capital (to average assets)
      Cass Commercial Corporation                                  $56,570,000            11.53%
      Cass Commercial Bank                                          25,873,000            11.54
=================================================================================================

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2000 has changed materially from that at December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     None

         (b) Cass Commercial Corporation did not file any reports on Form 8-K during the three-month period ended September 30, 2000.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CASS COMMERCIAL CORPORATION

DATE: November 13, 2000             By        Lawrence A. Collett
                                       --------------------------------------
                                              Lawrence A. Collett
                                        Chairman and Chief Executive Officer



DATE: November 13, 2000             By        Eric H. Brunngraber
                                       --------------------------------------
                                              Eric H. Brunngraber
                                           Vice President-Secretary
                                      (Chief Financial and Accounting Officer)