Form 10-K
period 2000-12-31
CASS INFORMATION SYSTEMS INC
filed 2001-03-20
CIK 708781

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

 (Mark One)
   [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                         For the year ended December 31, 2000

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
               For the fiscal period from ____________to ______________

                            Commission file number 2-80070

                         CASS INFORMATION SYSTEMS, INC.
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.            ___

    As of March 5, 2000, 3,282,449 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $50,002,000 based upon the Nasdaq Stock Market closing price of $20.00 for March 5, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2001 is incorporated by reference in
    Part III hereof.

                                     PART I.
                                     -------

ITEM 1.    BUSINESS
           --------

DESCRIPTION OF BUSINESS

Cass Information Systems, Inc. ("Cass" or "the Company") is a leading provider of information processing services to large manufacturing, chemical, food, personal products, and retail enterprises across the United States.
The Company is the nation's largest provider of freight invoice rating, payment, audit, cost accounting and transportation information to many of the nation's largest companies. It is also the largest processor and payer of utility invoices, including electricity, gas, water, telephone and refuse collection. Cass extracts, stores and presents information from freight and utility invoices, assisting our customers' traffic and energy managers in making decisions that will enable them to improve their operating performance. Cass utilizes web, Internet and browser technology in all of its systems. It heavily utilizes electronic commerce in moving over $8 billion of transactions annually. It is able to bring financial and transaction processing components together in a single process. As an information processing company, Cass focuses on these critical business areas: Data Acquisition, Data Warehousing and Data Delivery. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish specific operating requirements of its customers. It then makes the data available in a central repository for access and archiving. Finally, the data is turned into information through the Company's databases that communicate with clients as required and provide internet-based methods and tools for analytical processing. Cass offers some of its services as an Application Service Provider (ASP). In addition, the Company, through its wholly owned bank subsidiary Cass Commercial Bank ("the Bank"), provides banking services in the commercial, industrial and residential areas it serves. Its primary focus is to support the Company's payment operations, and it also provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts and other cash management services.

An important component of the Company's services is the financial control and stability for handling the billions of dollars of payments and the infrastructure for electronic funds transfers (EFT). The Company's wholly owned subsidiary, Cass Commercial Bank was organized as a Missouri trust company with banking powers in 1906. Its principal banking office is located at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044 and it has five other branches in the St. Louis, Missouri metropolitan area. Due to its ownership of a federally insured commercial bank, the Registrant is a bank holding corporation originally organized in 1982 as Cass Commercial Corporation, under the laws of Missouri and approved by the Board of Governors of the Federal Reserve System (the "FRB") in February 1983. On January 9, 2001 the Company's subsidiary, Cass Information Systems, Inc. was merged into the parent company, Cass Commercial Corporation, and the parent's name was subsequently changed to Cass Information Systems, Inc. As of December 31, 2000, the Company owned 100% of the outstanding shares of common stock of Cass Commercial Bank. The main operating location of the Company is at 13001 Hollenberg Drive, Bridgeton, Missouri. Other operating locations are in Columbus, Ohio; Chicago, Illinois and Boston, Massachusetts.

MARKETING, CUSTOMERS AND COMPETITION

The Company believes it is the largest firm in the freight bill payment industry based on the total dollars of freight bills paid. Competition consists of five primary competitors and numerous small freight bill audit firms located throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis. The Company also competes with several companies, located throughout the United States, that pay utility bills and provide extensive management reporting. Available data indicates that the Company is also the largest provider of utility information processing and payment services. Due to the fact that this is a new market, the competitive environment for utility bill processing and payment is difficult to assess and is changing rapidly. The Company appears to have five or six firms that provide comparable services. Most of these are regulated subsidiaries of Public Utility companies. There is consolidation occurring among these companies and Cass now provides processing services as an ASP for many Energy Service Providers (ESP). In December 2000, the Company entered into an agreement to purchase the assets of "The Utility Navigator(R)" a division of privately held Insite Services, Inc. (see subsequent events, in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"). This will add new ESP's for the Company's product as well as provide additional processing growth.

The Company's bank subsidiary encounters substantial competition from other banks located throughout the St. Louis metropolitan area. Savings banks, credit unions, other financial institutions and non-bank providers of financial services also provide competition. The principal competition however, is represented by bank holding company affiliates, many of which are larger and have greater resources than the Bank, and are able to offer a wide range of banking and related services through extensive branch networks.

The Company owns several service marks for the freight payment services and logistics information software it provides. Those marks deemed the most valuable are "Freightpay", the basic freight payment service and "Ratemaker", a rate maintenance service. In addition, the Company either owns or has applied for other service marks.

The Company is not dependent on any one customer for a large portion of its business. It has a varied client base with no individual client exceeding 10% of total revenue. The Bank is also not dependent on any one customer. The Bank does however, target its services to privately-held businesses located in the St. Louis, MO area and church and church related institutions located in St. Louis, MO and other selected cities located throughout the United States.

EMPLOYEES

The Company had 618 full-time and 84 part-time employees as of December 31, 2000. Of these employees, the bank subsidiary had 71 full-time and 7 part-time employees.

SUPERVISION AND REGULATION

The Company and its bank subsidiary are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Missouri Division of Finance, the FRB and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision and examination by the FRB. The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB. Bank regulatory agencies use Capital Adequacy Guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the agencies may force certain remedial action to be taken. The Capital Adequacy Guidelines are of several types and include risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; guidelines which consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a bank holding company may leverage its equity capital base. For further discussion of the capital adequacy guidelines and ratio, please see
Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law or regulations or for unsafe or unsound practices. Both the FRB and Missouri Division of Finance also have restrictions on the amount of dividends that banks and bank holding companies may remit.

As a bank holding company, the Company must obtain prior approval from the FRB before acquiring ownership or control of more than 5% of the voting shares of another bank or bank holding company or acquiring all or substantially all of the assets of such a company. In many cases, prior approval is also required for the Company to engage in similar acquisitions involving a non-bank company or to engage in new non-bank activities. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

As a bank holding company, the Company must obtain prior approval from the FRB before acquiring ownership or control of more than 5% of the voting shares of another bank or bank holding company or acquiring all or substantially all of the assets of such a company. In many cases, prior approval is also required for the Company to engage in similar acquisitions involving a non-bank company or to engage in new non-bank activities. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

FINANCIAL INFORMATION ABOUT SEGMENTS

The components of net income (loss) along with depreciation and amortization expense, identifiable assets and capital expenditures attributable to each business segment, for the three years ended December 31, 2000 are set forth in Part II, Item 8, Note 12 of this report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

For the statistical disclosure by bank holding companies see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2.      PROPERTIES
             ----------

The Company's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri. This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space, 20,500 of which is occupied by the Bank. In November 2000 the Company purchased a production facility of approximately 45,500 square feet in Columbus, Ohio, which the Company expects to occupy in the early part of 2001. Currently the Company operates a production facility in Columbus where approximately 26,000 square feet are leased. This space is located at 2545 Farmers Drive, Columbus, Ohio. The Company operates an additional production facility in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through October 31, 2005. The Company also leases a facility for its rating and software group in Chicago, Illinois where approximately 1,285 square feet of office space is leased through the year 2001.

The Company's bank subsidiary's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044. The Bank leases approximately 20,500 square feet of a 61,500 square foot building owned by the Company. In addition, the Bank owns a banking facility near downtown St. Louis that consists of approximately 1,600 square feet with adjoining drive-up facilities. The Bank has additional leased facilities in Maryland Heights, Missouri (2,500 square feet); Fenton, Missouri (1,250 square feet); Chesterfield, Missouri (2,850 square feet) and downtown St. Louis, Missouri (1,500 square feet).

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                 PART II.
                                 --------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            -------------------------------------------------
            STOCKHOLDER MATTERS
            -------------------

As of March 5, 2001, there were 246 holders of record of the Company's common stock. The Company's common stock was listed on the Nasdaq Stock Market effective July 1, 1996. High and low bid prices for each quarter of 2000 and 1999 were as follows:

                                      2000                          1999
                                      ----                          ----
                               High           Low            High            Low
                               ----           ---            ----            ---
      1st  Quarter            $21.188       $18.625         $25.125        $24.500
      2nd  Quarter             21.500        19.000          25.000         24.250
      3rd  Quarter             22.188        17.500          25.500         23.500
      4th  Quarter             18.875        17.125          25.750         18.625

Dividends paid per share by the Company during the two most recent fiscal years were as follows:

                                       2000                1999
                                       ----                ----
            March 15                   $.20                $.19
            June 15                     .20                 .19
            September 15                .20                 .19
            December 15                  20                 .19

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
            ------------------------------------

(Dollars in thousands, except per share data)       2000        1999        1998        1997        1996
----------------------------------------------------------------------------------------------------------
Interest income on loans 1                      $ 27,716    $ 20,371    $ 17,579    $ 16,951    $ 16,193
Interest income on debt and equity securities      5,264       4,722       6,607       9,151       9,801
Other interest income                              4,085       5,782       5,858       3,181       2,132
   Total interest income                          37,065      30,875      30,044      29,283      28,126
Interest expense on deposits                       5,165       4,357       4,271       4,181       4,503
Interest expense on short-term borrowings             20           9          10          67         139
   Total interest expense                          5,185       4,366       4,281       4,248       4,642
   Net interest income                            31,880      26,509      25,763      25,035      23,484
Provision for loan losses                            750          --          --         300          --
   Net interest income after provision            31,130      26,509      25,763      24,735      23,484
Noninterest income                                21,114      21,444      22,447      21,813      22,091
Noninterest expense                               41,236      38,344      36,625      35,911      35,811
   Income before income tax expense               11,008       9,609      11,585      10,637       9,764
   Income tax expense                              3,861       3,411       4,177       3,626       3,245
----------------------------------------------------------------------------------------------------------
   Net income                                   $  7,147    $  6,198    $  7,408    $  7,011    $  6,519
==========================================================================================================
Basic earnings per share                        $   2.05    $   1.63    $   1.92    $   1.82    $   1.69
Diluted  earnings per share                         2.02        1.61        1.89        1.79        1.66
Dividends per share                                  .800        .760        .720        .650        .595
==========================================================================================================
Average total assets                            $515,308    $491,450    $469,606    $443,900    $422,953
Average net loans                                323,515     254,353     208,603     197,761     185,791
Average debt and equity securities                84,276      78,903     109,275     148,027     160,291
Average total deposits                           186,684     190,661     176,784     161,778     161,595
Average total shareholders' equity                54,308      57,118      55,246      49,965      45,250
==========================================================================================================
Return on average total assets                      1.39%       1.26%       1.58%       1.58%       1.54%
Return on average total shareholders' equity       13.16       10.85       13.41       14.03       14.41
Total shareholders' equity to
   total assets at year-end                         9.33       11.29       11.39       12.01       10.90
Net interest margin                                 6.70        5.87        5.98        6.16        6.00
Allowance for loan losses to loans at year-end      1.32        1.54        1.97        2.28        2.22
Nonperforming assets to loans and other
   real estate at year-end                           .30         .15         .35         .39         .40
Net loan charge-offs to average
   loans outstanding                                 .04         .06         .03         .10        1.02
==========================================================================================================

1. Interest income on loans includes net loan fees.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS
             -----------------------------------

RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2000, 1999 and 1998.

NET INCOME

The Company's consolidated net income, earnings per share and selected ratios for 2000, 1999 and 1998 were as follows:

                                                        2000              1999              1998
==================================================================================================
Net income                                        $7,147,000        $6,198,000        $7,408,000
Basic earnings per share                               $2.05             $1.63             $1.92
Diluted earnings per share                             $2.02             $1.61             $1.89
Return on average assets                                1.39%             1.26%             1.58%
Return on average equity                               13.16%            10.85%            13.41%
Ratio of average total shareholders' equity
   to average total assets                             10.54%            11.62%            11.77%
Ratio of total dividends declared
   to net income                                       38.95%            46.61%            37.55%
==================================================================================================

The 2000 results compared to 1999 include the following significant pre-tax components:

       Net interest income after provision for loan losses increased $4,621,000 or 17.4% due to a $22,935,000 increase in average earning assets, a $69,220,000 increase in average loans outstanding and a rise in the general level of interest rates, which more than offset a $750,000 increase in the provision for loan losses.

       Total noninterest income decreased $330,000 or 1.5% due to several factors. Total freight and utility payment and processing fees decreased $136,000 or .7% despite a $749,000 increase in revenue from utility payment and processing services. The decrease in revenue from freight payment and processing services was due to several factors. First, there was a decrease in non-recurring other miscellaneous freight fees. Second, there were continued anticipated decreases of some freight payment services that were part of a prior acquisition. Finally, a greater percentage of payment and processing revenue was obtained from investible balances generated rather than from fees. Bank service fees increased $238,000 or 20.7% due to a significant increase in the Bank's customer base.

       Total noninterest expense increased $2,892,000 or 7.5% due to several factors. The most significant was the Company's investment in the utility processing area and in new freight processing capabilities. Due to the rapid growth in the utility processing area, the Company was unable to leverage freight processing resources to the extent that was initially envisioned. As a result, a much larger investment in staff and processing support had to be made to accommodate the fast rate of growth. It is estimated that the pre-tax loss on utility payment processing services was approximately $500,000. In addition, the Company invested heavily in Internet system capabilities and internal system development in the freight processing area that will allow greater growth in this area in the future. Finally, annual salary increases and higher benefit expenses accounted for a significant part of the increase.

The 1999 results compared to 1998 include the following significant pre-tax components:

       Net interest income after provision for loan losses increased $746,000 or 2.9% due to a $45,667,000 increase in average loans and a $22,032,000 increase in average earning assets, which were partially offset by a decline in the general level of interest rates.

       Total noninterest income decreased $1,003,000 or 4.5% due to several factors. Total freight and utility payment and processing revenue decreased $583,000 or 3.1% despite a $726,000 increase in revenue from utility payment and processing services. The decrease in revenue from freight payment and processing services was due to several factors. First, there was a decrease in the volume of freight transactions due largely to the growth in competition for electronic data interchange
       (EDI) processing of parcel and air shipments. Second, there were continued anticipated decreases of some freight payment services that were part of a prior acquisition. Finally, the implementation of new prospects, which typically exceed lost business, appeared to be delayed by our prospect's Y2K remediation programs. Freight rating services revenue decreased $346,000 or 16.1% due to a change in Company direction from selling rating software to Internet-based systems. Bank service fees increased $283,000 or 32.8% due to an increase in the Bank's customer base. Finally, the Company recognized a $285,000 gain on the sale of securities in 1998.

       Total noninterest expense increased $1,719,000 or 4.7% due to several factors. The most significant was the Company's investment in the utility processing area and in new freight processing capabilities. Due to the rapid growth in the utility processing area, the Company was unable to leverage freight processing resources to the extent that was initially envisioned. As a result, a much larger investment in staff and processing support had to be made to accommodate the fast rate of growth. It is estimated that the pre-tax loss on utility payment processing services exceeded $1,000,000. In addition, the Company invested heavily in Internet system capabilities and internal system development in the freight processing area that will allow greater growth in this area in the future. Finally, annual salary increases and higher benefit expenses accounted for a significant part of the increase.

NET INTEREST INCOME

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues.

Net interest income in 2000 compared to 1999:

On a tax-equivalent basis, net interest income for 2000 totaled $32,111,000, an increase of $5,390,000 or 20.2% over 1999. The net interest margin for 2000 was 6.70% compared to 5.87% in 1999. The following factors account for this increase in net interest income and net interest margin:

       Total average earning assets increased $22,935,000 or 5.0% to $478,122,000. This increase was due mainly to an increase in accounts and drafts payable resulting from an increase in dollars processed. This increase, combined with a rise in the general level of interest rates, contributed to the increase in net interest income.

       Total average loans increased $69,220,000 or 26.8% to $327,962,000. This increase was attributable to new business relationships and funded by the increase in payables along with a decrease in federal funds sold and other short-term investments. This increase in loans increased interest income and had a positive effect on the net interest margin due to the fact that loans are the Company's highest yielding earning asset.

       Total average federal funds sold and other short-term investments decreased $51,658,000 or 43.9% to $65,884,000. Since these are the lowest yielding earning assets, decreases in average balances outstanding can decrease interest income, but the reinvestment of these funds in higher yielding assets will increase the average yield on earning assets and therefore interest income and net interest margin.

       The net interest margin increased primarily because of the increase in the general level of interest rates and a shift of earning assets from lower yielding federal funds sold and other short-term investments to higher yielding loans and securities. The average yield on earning
       assets increased to 7.78% in 2000 from 6.83% in 1999.    The Company
       is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. More information is contained in the tables that follow.

Net interest income in 1999 compared to 1998:

On a tax-equivalent basis, net interest income for 1999 totaled $26,721,000, an increase of $833,000 or 3.2% over 1998. The net interest margin for 1999 was 5.87% compared to 5.98% in 1998. The following factors account for this increase in net interest income and decrease in net interest margin:

       Total average earning assets increased $22,032,000 or 5.1% to $455,187,000. This increase was due to an increase in non-interest bearing demand and interest bearing deposits at the Bank resulting from new business development efforts and an increase in accounts and drafts payable at the Company from an increase in dollars processed. This increase in earning assets contributed to the increase in net interest income.

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

       Although net interest income increased, the net interest margin decreased primarily because of the decline in the general level of interest rates. The average yield on earning assets decreased to
       6.83% in 1999 from 6.96% in 1998.    The Company is adversely affected
       by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. More information is contained in the tables that follow.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATE AND INTEREST DIFFERENTIAL

The following table shows the condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported.

                                               2000                           1999                           1998
                                  ----------------------------   ----------------------------    ---------------------------
                                             INTEREST                       INTEREST                       INTEREST
                                  AVERAGE     INCOME/  YIELD/    AVERAGE     INCOME/   YIELD/    AVERAGE    INCOME/   YIELD/
(DOLLARS IN THOUSANDS)            BALANCE     EXPENSE    RATE    BALANCE     EXPENSE     RATE    BALANCE    EXPENSE     RATE
==============================================================================================================================
ASSETS 1
Earning assets:
   Loans 2,3:
   Taxable                        $320,801    $27,322    8.49%   $252,340    $20,022     7.93%   $210,168   $17,404     8.28%
   Tax-exempt 4                      7,161        596    8.30       6,402        529     8.26       2,907       266     9.15
Debt and equity securities 5:
   Taxable                          83,083      5,205    6.25      77,646      4,659     6.00     107,924     6,538     6.06
   Tax-exempt 4                      1,193         88    7.36       1,257         95     7.56       1,351       103     7.62
   Federal funds sold and other
     short-term investments         65,884      4,085    6.18     117,542      5,782     4.92     110,805     5,858     5.29
------------------------------------------------------------------------------------------------------------------------------
Total earning assets               478,122     37,296    7.78     455,187     31,087     6.83     433,155    30,169     6.96
Nonearning assets:
   Cash and due from banks          21,366                         22,616                          21,124
   Premises and equipment, net      10,444                          9,265                           9,516
   Other assets                      9,823                          8,771                          10,283
   Allowance for loan losses        (4,447)                        (4,389)                         (4,472)
------------------------------------------------------------------------------------------------------------------------------
Total assets                      $515,308                       $491,450                        $469,606
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS'
  EQUITY 1
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                     $ 44,596    $ 1,961    4.39%   $ 42,207    $ 1,431     3.39%   $ 34,296   $ 1,198     3.49%
   Savings deposits                 55,979      2,885    5.14      63,164      2,539     4.02      62,246     2,624     4.22
   Time deposits of
     $100,000 or more                2,488        129    5.17       3,479        232     6.67       3,928       222     5.65
   Other time deposits               3,872        190    4.89       4,641        155     3.34       4,665       227     4.87
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits    106,935      5,165    4.82     113,491      4,357     3.84     105,135     4,271     4.06
   Short-term borrowings               272         20    7.33         275          9     3.27         280        10     3.57
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                     107,207      5,185    4.82     113,766      4,366     3.84     105,415     4,281     4.06
Noninterest-bearing liabilities:
   Demand deposits                  79,749                         77,170                          71,649





   Accounts and drafts payable     267,963                        238,007                         231,655
   Other liabilities                 6,081                          5,389                           5,641
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                  461,000                        434,332                         414,360
Shareholders' equity                54,308                         57,118                          55,246
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity           $515,308                       $491,450                        $469,606
------------------------------------------------------------------------------------------------------------------------------
Net interest income                           $32,111                        $26,721                        $25,888
Net interest margin                                      6.70%                           5.87%                          5.98%
Interest spread                                          2.96%                           2.99%                          2.90%
==============================================================================================================================

1. Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
3. Interest income on loans includes net loan fees of $327,000, $91,000 and $27,000 for 2000, 1999 and 1998, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34% for 2000, 1999 and 1998. The tax-equivalent adjustment was approximately $231,000, $212,000 and $125,000 for 2000, 1999 and 1998,
   respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

ANALYSIS OF NET INTEREST INCOME CHANGES

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                 2000 Over 1999                         1999 Over 1998
                                        -------------------------------        --------------------------------
(Dollars in thousands)                  Volume 1      Rate 1      Total        Volume 1      Rate 1       Total
=================================================================================================================
Increase (decrease) in interest income:
   Loans 2,3:
     Taxable                              $ 5,795     $1,505    $ 7,300        $ 3,371    $  (753)      $ 2,618
     Tax-exempt 4                              65          2         67            291        (28)          263
   Debt and equity securities:
     Taxable                                  344        202        546         (1,817)       (62)       (1,879)
     Tax-exempt 4                              (5)        (2)        (7)            (7)        (1)           (8)
   Federal funds sold and other
     short-term investments                (2,951)     1,254     (1,697)           345       (421)          (76)
-----------------------------------------------------------------------------------------------------------------
Total interest income                       3,248      2,961      6,209          2,183     (1,265)          918
-----------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits            86        444        530            269        (36)          233
   Savings deposits                          (311)       657        346             38       (123)          (85)
   Time deposits of $100,000 or more          (58)       (45)      (103)           (27)        37            10
   Other time deposits                        (29)        64         35             (1)       (71)          (72)
   Short-term borrowings                       --         11         11             --         (1)           (1)
-----------------------------------------------------------------------------------------------------------------
Total interest expense                       (312)     1,131        819            279       (194)           85
-----------------------------------------------------------------------------------------------------------------
Net interest income                       $ 3,560     $1,830    $ 5,390        $ 1,904    $(1,071)      $   833
=================================================================================================================

1. The change in interest due to both volume and rate has been allocated proportionately.
2. Average balances include nonaccrual loans.
3. Interest income includes net loan fees.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34% for 2000, 1999 and 1998.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $750,000 in 2000 and no provision in 1999 or 1998. The Company increased the provision for loan losses based on the increase in average loans outstanding and the increase in nonperforming assets. Loan charge-offs, net of recoveries, experienced by the Company were $135,000 in 2000, $146,000 in 1999 and $56,000 in 1998. The
allowance for loan losses was $4,897,000 at December 31, 2000, compared to $4,282,000 at December 31, 1999 and $4,428,000 at December 31, 1998. The
year-end 2000 allowance represents 1.32% of outstanding loans, compared to 1.54% at year-end 1999. This decrease relates mainly to the increase in total loans experienced during 2000. From December 31, 1999 to December 31, 2000 the level of nonperforming assets increased $724,000 from $407,000 to $1,131,000, which represents .30% of outstanding loans. The majority of this increase related to real estate construction loans of two borrowers.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars expressed in thousands)                        2000        1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                      $  4,282    $  4,428    $  4,484    $  4,396    $  6,358
--------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial, industrial and IRB's                      183         255         365         412       2,120
   Real estate:
     Mortgage                                             --          --          --          --          --
     Construction                                         --          --          --          --          --
   Installment                                            --           1          --          --           1
--------------------------------------------------------------------------------------------------------------
Total loans charged-off                                  183         256         365         412       2,121
--------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off:
Commercial, industrial and IRB's                          48         109         309         200         152
   Real estate:
     Mortgage                                             --          --          --          --          --
     Construction                                         --          --          --          --          --
   Installment                                            --           1          --          --           7
--------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged-off          48         110         309         200         159
==============================================================================================================
Net loans charged-off                                    135         146          56         212       1,962
Provision charged to expense 1                           750          --          --         300          --
--------------------------------------------------------------------------------------------------------------
Allowance at end of year                               4,897       4,282       4,428       4,484       4,396
==============================================================================================================
Loans outstanding:
   Average                                          $327,962    $258,742    $213,075    $202,280    $192,096
   December 31                                       372,220     278,343     224,888     196,478     197,775
Ratio of allowance for loan losses to
   loans outstanding:
   Average                                              1.49%       1.65%       2.08%       2.22%       2.29%
   December 31                                          1.32%       1.54%       1.97%       2.28%       2.22%
Ratio of net charge-offs to
   average loans outstanding                             .04%        .06%        .03%        .10%       1.02%
==============================================================================================================
Allocation of allowance for loan losses 2:
   Commercial, industrial and IRB's                 $  3,159    $  3,844    $  3,982    $  4,001    $  3,825
   Real estate:
     Mortgage                                            416          19          19         366         119
     Construction                                      1,317         419         427          15         173
   Installment                                             5         --           --         102         279
--------------------------------------------------------------------------------------------------------------
   Total                                            $  4,897    $  4,282    $  4,428    $  4,484    $  4,396
==============================================================================================================
Percent of categories to total loans:
   Commercial and industrial and IRB's                  40.9%       40.9%       45.2%       48.9%       49.5%
   Real estate:
     Mortgage                                           49.0        46.5        45.1        44.6        43.2
     Construction                                        7.9        10.6         7.4         4.0         4.6
   Installment                                            .7          .6         1.1         1.6         1.9
   Other                                                 1.5         1.4         1.2          .9          .8
--------------------------------------------------------------------------------------------------------------
Total                                                  100.0%      100.0%      100.0%      100.0%      100.0%
==============================================================================================================

1. Factors which influence management's determination of the provision for loan losses charged to expense for each of the years presented above, among other things, include evaluation of each nonperforming and/or classified loan to determine the estimated loss exposure under existing circumstances known to management; evaluation of all potential problem loans identified in light of probable loss exposure based upon existing circumstances known to management, current economic conditions and an overall review of the remainder of the portfolio in light of past loan loss experience.

2. The Company allocated its allowance for loan losses to the various loan categories at December 31, 2000 based on the ratio of total nonperforming loans over the last 5 years. Management views the allowance for loan losses as being available for all potential or presently unidentified loan losses that may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. Allocations estimated for the categories do not specifically represent that loan charge-offs of this magnitude will be required. The allocation does not restrict future loan losses attributable to a particular category of loans from being absorbed by the portion of the allowance attributable to other categories of loans. The risk factors considered when determining the overall level of the allowance are the same when estimating the allocation by major category, as specified in the above summary.

NONPERFORMING ASSETS

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $123,000 for the year ended December 31, 2000. Of this amount, approximately $19,000 was actually recorded as interest income on such loans.

At December 31, 2000, after review of potential problem loans identified by management including those noted above, management of the Company concluded the allowance for loan losses was adequate. As of December 31, 2000, approximately $4,691,000 of loans not included in the table below were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms. Of this balance of potential credit problems, $4,263,000 were deemed to be impaired. On January 2, 2001, the Bank foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. A loan to this borrower represented $4,205,000 of the balance of potential credit problems, not included in the table below, at December 31, 2000. The Bank is currently in the process of stabilizing this business and will continue to operate the business until it can be sold or merged into another entity. As of January 2, 2001 the Bank's investment in this company amounted to $4,505,000. All other borrowers identified in this process are currently meeting all of the terms of the applicable loan agreements, however their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

The Company has no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. As can be seen in the loan composition table above and discussed in Item 8, Note 4 of this report, the Company's primary market niche for banking services is the privately held commercial company and churches and church-related ministries. Loans to the commercial entities are generally secured by the business assets of the company, including accounts receivable, inventory, machinery and equipment, and the building(s)/plant(s) from which the company operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer by customer basis, based on the business in which the customer operates. Intermediate term credit for machinery and equipment is generally loaned at some percentage of the value of the equipment purchased, again depending on the type of machinery or equipment purchased by the entity (e.g., less funds would be loaned on restaurant equipment which has a lower resale value than certain types of machinery which tend to hold their value). Long term credits are secured by the entities' building(s)/plant(s) and are generally loaned with a maximum 80% loan to value ratio.

Loans secured exclusively by real estate to businesses and churches are generally made with a maximum 80% loan to value ratio, again depending upon the Company's estimate of the resale value and ability for the property to generate cash flow. The Company's loan policy requires an independent appraisal for all loans over $250,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such real estate credits. When problems are identified, appraised values are updated on a continual basis, either internally or through ordering an updated external appraisal.

The Company does not have any foreign loans. The Company's loan portfolio does not include a significant amount of single family real estate mortgage or installment credits, as the Company does not market to the consumer side of the banking business.

The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

SUMMARY OF NONPERFORMING ASSETS

(Dollars expressed in thousands)                        2000        1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------
Commercial, industrial and industrial
      revenue bonds:
   Nonaccrual                                         $   84        $170        $477        $285        $480
   Contractually past due 90 days
     or more and still accruing                           --         167         179           3          --
   Renegotiated loans                                     --          70         134         449          --
Real estate-construction on nonaccrual                 1,043          --          --          --          --
Real estate-mortgage contractually
   past due 90 days or more and still accruing            --          --          --          24         306
Installment loans contractually past due
   90 days or more and still accruing                      4          --          --          --          --
--------------------------------------------------------------------------------------------------------------
Total nonperforming loans                              1,131         407         790         761         786
--------------------------------------------------------------------------------------------------------------
Other real estate                                         --          --          --          --          --
--------------------------------------------------------------------------------------------------------------
Total nonperforming assets                            $1,131        $407        $790        $761        $786
==============================================================================================================

NONINTEREST INCOME

The Company's noninterest income is derived mainly from fee revenue relating to the payment and processing of freight and utility invoices. As the Company provides its freight and utility processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable generated in the payment process which can be used to generate interest income. In addition to payment processing revenue, the Company also receives fees from the sale, maintenance, and service bureau operations relating to freight rating software. Other noninterest revenue is generated by the Bank in the form of fees that relate to the credit, depository, and cash management products of the Bank. Bank customers compensate the bank through these fees, the maintenance of demand deposit balances, or both.

Noninterest income in 2000 compared to 1999 include the following significant pre-tax components:

       Freight and utility payment and processing revenue decreased $136,000 or .7% to $18,090,000. Of the total payment and processing revenue, fees related to utility payment and processing increased $749,000 and fees relating to freight payment and processing services decreased $885,000. The increase in utility payment and processing fees relates the rapid expansion of our customer base. At the end of 2000 the Company was processing 1.8 million utility invoices representing over a billion dollars of invoice value on an annualized basis. The decrease in revenue from freight payment and processing services was due to several factors. First, there was a decrease in non-recurring other miscellaneous freight fees. Second, there were continued anticipated decreases relating to some freight payment services that were part of a prior acquisition. Finally, the balance of compensation relating to the delivery of these services to the existing customer base shifted from service fees to increases in accounts and drafts payable.

       Freight rating services revenue decreased $466,000 or 25.9% to $1,334,000 due to a change in the strategic direction of the Company from selling rating software to the development of a new
       Internet-based delivery system of carrier rates. This system will offer the shipping community an expanded level of features, capabilities and ease of access.

       Service charges generated by the Bank increased $238,000 or 20.7% to $1,385,000. This increase was due primarily to the growth of the Bank's customer base.

       Other miscellaneous noninterest income increased $34,000 or 12.5% to $305,000. This increase was due primarily to miscellaneous services provided by the Company to its customers.

Noninterest income in 1999 compared to 1998 include the following significant pre-tax components:

       Freight and utility payment and processing revenue decreased $583,000 or 3.1% to $18,226,000. Of the total payment and processing revenue, fees related to utility payment and processing increased $726,000 and fees relating to freight payment and processing services decreased $1,309,000. The increase in utility payment and processing fees relates the rapid expansion of our customer base. At the end of 1999 the Company was processing 1.5 million utility invoices representing almost a billion dollars of invoice value on an annualized basis. The decrease in revenue from freight payment and processing services was due to several factors. First, there was a decrease in the volume of freight transactions due largely to the growth in competition for electronic data interchange (EDI) processing of parcel and air shipments. The entrance in the marketplace of niche companies formed to process the increasing volume of overnight package shipments was caused in part by the increase in e-commerce transactions. Historically, this has not been a strategic market for the Company. A number of customers, while retained by the Company, moved this type of transaction to these new competitors. The Company has since reengineered its processes to handle these transactions more effectively and it is anticipated that these transactions will provide significant growth in the future. Second, there were continued anticipated decreases relating to some freight payment services that were part of a prior acquisition. Finally, the implementation of new prospects, which typically exceed lost business, appeared to be delayed by our prospect's Y2K remediation programs.

       Freight rating services revenue decreased $346,000 or 16.1% due to a change in the strategic direction of the company from selling rating software to the development of a new Internet-based delivery system of carrier rates to the shipping community.

       Service charges generated by the Bank increased $283,000 or 32.8% to $1,147,000. This increase was due primarily to the growth of the Bank's customer base.

       Other variances in total noninterest revenue include the fact that their was a $285,000 gain on the sale of securities in 1998 and that other miscellaneous noninterest income decreased $72,000 or 21.0% to $271,000.

NONINTEREST EXPENSE

Noninterest expense in 2000 compared to 1999 include the following significant pre-tax components:

       Salaries and employee benefits increased $2,526,000 or 9.7% to $28,500,000. This increase was caused by several factors. First, additional staff was hired in utility payment processing in order to keep pace with the growth in this area. Second, health insurance premiums increased and the Company changed health insurance carriers to provide additional benefits to employees. Third, an increase in profits resulted in an increase in bonus expenses. Finally, annual salary increases accounted for the remainder.

       Occupancy expense decreased $22,000 or 1.2% to $1,758,000. Equipment expense increased $313,000 or 11.5% to $3,027,000. Other noninterest expenses increased $75,000 or 1.0% to $7,951,000. The increases can be attributed mainly to expansion of our utility payment processing capabilities, increased investment in our freight payment processing and Internet capabilities and other normal operating expense fluctuations. More details on the components of other noninterest operating expenses are contained in Item 8, Note 8 of this report.

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

       Occupancy expense increased $82,000 or 4.8% to $1,780,000. Equipment expense increased $65,000 or 2.5% to $2,714,000. Other noninterest expenses increased $593,000 or 8.1% to $7,876,000. These increases can be attributed mainly to expansion of our utility payment processing capabilities, increased investment in our freight payment processing and Internet capabilities and other normal operating expense fluctuations. More details on the components of other noninterest operating expenses are contained in Item 8, Note 8 of this report.

INCOME TAX EXPENSE

Income taxes in 2000 totaled $3,861,000 compared to $3,411,000 in 1999 and $4,177,000 in 1998. When measured as a percent of income before income taxes, the Company's effective tax rate was 35.1% in 2000, 35.5% in 1999 and 36.1% in 1998.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents, which consist of cash and due from banks, federal funds sold, and money market funds, were $115,931,000 or 20.1% of total assets at December 31, 2000. These funds represent the Company's and the Bank's primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawls or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities represented approximately $69,325,000 or 12.0% of total assets at December 31, 2000. Of this total, 44% were U.S. treasury securities, 54% were U.S. government agencies, and 2% were other securities. Of the total portfolio, 27% matures in one year, 62% matures in one to five years, and 11% matures in five or more years. Of the total portfolio, 90% is designated available for sale and 10% is designated held to maturity. On January 2, 2001 the Company transferred all remaining held-to-maturity securities to available-for-sale with the adoption of FASB 133. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with its reverse repurchase lines of credit. As of December 31, 2000 the Company had $19,820,000 in unsecured federal fund lines of credit and $60,000,000 in reverse repurchase agreement lines with unaffiliated financial institutions.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by the Company has also proven to be a stable source of funds.

INTEREST RATE SENSITIVITY

The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied at the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, as discussed below, the Company's asset/liability position differs significantly from most other bank holding companies with positive "gaps" shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of the Company, which generates large balances of accounts and drafts payable. These balances, which are noninterest bearing, contribute to the Company's high net interest margin but causes the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. Simulation results illustrate that the Company's net interest income over the next twelve months would decrease 4.3% from an immediate and sustained parallel decrease in interest rates of 100 basis points and increase 4.2% from a corresponding increase in interest rates.

While net interest income simulations do a good job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses indicate that the Company's fair market value of equity would decrease 4.3% from an immediate and sustained parallel decrease in interest rates of 100 basis points and increase 3.7% from a corresponding increase in interest rates.

INTEREST RATE SENSITIVE POSITION

The following table presents the Company's gap or interest rate risk position at December 31, 2000 for the various time periods indicated.

                                        Variable        0-90      91-180     181-364         1-5      Over 5
(Dollars in thousands)                      Rate        days        days        days       years       Years       Total
--------------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans:
     Taxable                            $121,260    $ 10,107    $  8,272    $ 27,041    $188,644    $  1,091    $356,415
     Tax-exempt                               --          37          56       1,633       1,454      12,625      15,805
   Debt and equity securities 1:
     Taxable                                  --       7,903       4,017      10,028      42,334       3,228      67,510
     Tax-exempt                               --         141          --          --         415         625       1,181
     Other                                   634          --          --          --          --          --         634
   Federal funds sold and other
     short term investments               94,251          --          --          --          --          --      94,251
--------------------------------------------------------------------------------------------------------------------------
Total earning assets                     216,145      18,188      12,345      38,702     232,847      17,569     535,796
==========================================================================================================================
Interest-sensitive liabilities:
   Money market accounts                  39,515          --          --          --          --          --      39,515
   Now accounts                            9,697          --          --          --          --          --       9,697
   Savings deposits                       56,441          --          --          --          --          --      56,441
Time deposits:
   $100,000 and more                          --         321         958       1,331         434          --       3,044
   Less than $100,000                         --       1,287       1,098         876         767          --       4,028
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $105,653    $  1,608    $  2,056    $  2,207    $  1,201          --    $112,725
==========================================================================================================================
Interest sensitivity gap:
   Periodic                             $110,492    $ 16,580    $ 10,289    $ 36,495    $231,646    $ 17,569    $423,071
   Cumulative                            110,492     127,072     137,361     173,856     405,502     423,071     423,071
Ratio of interest-bearing
   assets to interest-bearing
   liabilities:
   Periodic                                2.05x      11.31x       6.00x      17.54x     193.88x          --       4.75x
   Cumulative                              2.05x       2.18x       2.26x       2.56x       4.60x       4.75x       4.75x
==========================================================================================================================

1 Balances shown reflect earliest repricing date.

INVESTMENT SECURITIES

Investment portfolio changes from December 31, 1999 to December 31, 2000:

       U.S. Government Treasury securities decreased $12,026,000 or 28.4% to $30,247,000. This decrease was caused by the decision to increase the Company's liquidity given expected loan growth.

       U.S. Government corporations and agencies decreased $2,006,000 or 5.1% to $37,263,000. This decrease was also due to the Company's decision to fund expected loan growth.

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

There was no single issuer of securities in the investment portfolio at December 31, 2000 other than the U.S. Government and U.S. Government corporations and agencies, for which the aggregate amortized cost exceeded ten percent of total shareholders' equity.

INVESTMENT BY TYPE (AT BOOK VALUE)

                                                                        DECEMBER 31,
                                                            ------------------------------------
(Dollars in Thousands)                                         2000         1999          1998
================================================================================================
U.S. Treasury securities                                    $30,247      $42,273       $58,976
Obligations of U.S. Government corporations and agencies     37,263       39,269        23,519
States and political subdivisions                             1,181        1,253         1,278
Stock of the Federal Home Loan Bank                             433           --            --
Stock of the Federal Reserve Bank                               201          201           201
------------------------------------------------------------------------------------------------
Total investments                                           $69,325      $82,996       $83,974
================================================================================================


INVESTMENT BY MATURITY

                                                  WITHIN      OVER 1 TO     OVER 5 TO      OVER
(Dollars in Thousands at December 31, 2000)       1 YEAR       5 YEARS      10 YEARS     10 YEARS         YIELD
=================================================================================================================
U.S. Treasury securities                          $18,102      $12,145        $   --       $   --         6.23%
U.S. Government corporations and
   agencies                                           598       30,582         3,424        2,659         6.20%
States and political subdivisions 1                   140          524           517           --         7.38%
-----------------------------------------------------------------------------------------------------------------
Total investments                                 $18,840      $43,251        $3,941       $2,659         6.23%
-----------------------------------------------------------------------------------------------------------------
   Weighted average yield                            6.10%        6.34%         6.95%        6.91%
=================================================================================================================

1. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

LOAN PORTFOLIO

Loan portfolio changes from December 31, 1999 to December 31, 2000:

       Total loans increased $93,877,000 or 33.7% to $372,220,000.  This increase was due mainly to the addition of new lending relationships in the Bank's privately held business banking services group and the expansion of church and church-related loans in the St. Louis metropolitan area and selected areas across the United States. At year-end church and church-related real estate and construction credits totaled $84,955,000, which represented a 29% increase over 1999. Additional details regarding the types and maturities of the loan portfolio are contained in the tables below.

Loan portfolio changes from December 31, 1998 to December 31, 1999:

       Total loans increased $53,455,000 or 23.7% to $278,343,000.  This increase was due mainly to the addition of new lending relationships in the Bank's privately held business banking services group and the expansion of church and church-related loans in the St. Louis metropolitan area and selected cities across the United States. At year-end church and church-related credits totaled $65,956,000, which represented a 90% increase over 1998. Additional details regarding the types and maturities of the loan portfolio are contained in the tables below.

LOANS BY TYPE

(Dollars in Thousands at December 31)                2000          1999         1998          1997         1996
=================================================================================================================
Commercial and industrial                        $136,482      $106,444     $ 95,663      $ 93,633     $ 94,962
Real estate:
   Mortgage                                       182,538       129,482      101,468        87,573       85,360
   Construction                                    29,464        29,633       16,547         7,893        9,164
Industrial revenue bonds                           15,804         7,265        5,951         2,520        2,851
Installment                                         2,533         1,541        2,458         3,066        3,794
Other                                               5,399         3,978        2,801         1,793        1,644
-----------------------------------------------------------------------------------------------------------------
Total loans                                      $372,220      $278,343     $224,888      $196,478     $197,775
=================================================================================================================

LOANS BY MATURITY

                                                                  OVER ONE YEAR                   OVER
                                                                THROUGH FIVE YEARS             FIVE YEARS
                                                                ------------------         ------------------
                                              ONE YEAR          FIXED     FLOATING         FIXED     FLOATING
(Dollars in Thousands at December 31, 2000)    OR LESS           RATE       RATE 1          RATE      RATE 1          TOTAL
=============================================================================================================================
Commercial and industrial                      $20,744       $ 25,537       $4,019       $   191      $85,991      $136,482
Real estate:
   Mortgage                                     21,051        160,505           82           900           --       182,538
   Construction                                 27,245          1,032            4            --        1,183        29,464
Industrial revenue bonds                         1,725          1,454           --        12,625           --        15,804
Installment                                        963          1,570           --            --           --         2,533
Other                                            5,399             --           --            --           --         5,399
-----------------------------------------------------------------------------------------------------------------------------
Total loans                                    $77,127       $190,098       $4,105       $13,716      $87,174      $372,220
=============================================================================================================================

1 Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

DEPOSITS AND ACCOUNTS AND DRAFTS PAYABLE

Noninterest-bearing demand deposits increased $8,269,000 or 9.0% from $91,672,000 at December 31, 1999 to $99,941,000 at December 31, 2000. The
average balance of these accounts increased $2,579,000 or 3.3% from $77,170,000 in 1999 to $79,749,000 in 2000. New business volume increased throughout 2000 and should continue to increase in 2001.

Interest-bearing deposits increased from $97,064,000 at December 31, 1999 to $112,725,000 at December 31, 2000. The average balances of these deposits, however, decreased $6,556,000 or 5.8% from $113,491,000 in 1999 to
$106,935,000 in 2000. The decrease in average balances related mainly to the movement of funds from deposit accounts to non-deposit investment alternatives.

Accounts and drafts payable generated by the Company in its payment processing operations increased $52,946,000 or 21.2% from $249,894,000 at December 31, 1999 to $302,840,000 at December 31, 2000. The average balances of these funds increased $29,956,000 or 12.6% from $238,007,000 in 1999 to
$267,963,000 in 2000. Due to the Company's payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week. The increase in average balances can be attributed to the fact that the dollar amount of invoices processed increased.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest
Differential" which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

MATURITIES OF CERTIFICATES OF DEPOSITS OF $100,000 OR MORE

(Dollars in thousands at December 31, 2000)
=========================================================================
Three months or less                                              $  321
Three to six months                                                  958
Six to twelve months                                               1,331
Over twelve months                                                   434
-------------------------------------------------------------------------
    Total                                                         $3,044
=========================================================================

CAPITAL RESOURCES

One of the Company's primary objectives is to maintain a strong capital base to warrant the confidence of our customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital ratios at December 31, 2000:

                                                 Company                 Cass
                                               Consolidated              Bank
===============================================================================
Total capital (to risk-weighted assets)            13.55%               13.38%
Tier I capital (to risk-weighted assets)           12.40                12.13
Tier I capital (to average assets)                 10.26                10.52
===============================================================================

In 2000, cash dividends declared totaled $2,784,000 or $.80 per share, a $.04 or 5.3% increase over the prior year. On December 21, 1999 the Board of Directors authorized a stock repurchase program that allowed the repurchase of up to 200,000 shares of common stock through December 31, 2000. On March 21, 2000 the Board of Directors authorized a 100,000 increase in the number of shares that could be purchased under the program. Along with the 300,000 shares authorized under the plan, the Board of Directors approved the repurchase of an additional 100,180 shares. During 2000 the Company repurchased 394,510 shares. Repurchases were made in the open market or through negotiated transactions from time to time depending on market conditions.

Shareholders' equity was $53,821,000 or 9.3% of total assets at December 31, 2000, a decrease of $2,742,000 over the balance at December 31, 1999. This decrease resulted from cash dividends paid of $2,784,000, repurchases of stock of $7,828,000, which was partially offset by net income of $7,147,000, a net unrealized gain on available for sale securities of $576,000 and other items of $147,000.

Dividends from the bank subsidiary are a significant source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2000, unappropriated retained earnings of $424,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

SUBSEQUENT EVENTS

On January 18, 2001 the Company announced that it acquired the business and substantially all the assets of "The Utility Navigator(R)" a division of privately held Insite Services, Inc. These assets include all books and records relating to the business, customer and vendor lists, customer contracts, reporting history and databases, marketing and advertising materials, trademarks and other intellectual property, and a license to the software used to process and pay utility bills. This move should solidify the market position of the Company in this emerging market.

EFFECT OF RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued

Statement of Financial Accounting Financial Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which
addresses certain issues causing implementation difficulties.   The Company
has adopted SFAS 133, as amended, effective January 1, 2001, but since the Company does not participate in any derivative or hedging activities, SFAS 133, as amended, had no impact on the Company's consolidated financial position and results of operations, except for the transfer of all held-to-maturity securities into available-for-sale as of January 1, 2001.

INFLATION

Inflation can impact the financial position and results of the operations of banks and bank holding companies because these companies hold monetary assets and monetary liabilities. Monetary assets and liabilities are those which can be converted into a fixed number of dollars, and include cash, investments, loans and deposits. The Company's consolidated balance sheets reflects a net positive monetary position (monetary assets exceeding monetary liabilities). During periods of inflation, the holding of a net positive monetary position will result in an overall decline in the purchasing power of a company.

FORWARD-LOOKING STATEMENTS - FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and the other sections of this Report that are not statements of historical fact are forward-looking statements. Such statements are subject to important risks and uncertainties which could cause the Company's actual results to differ materially from those expressed in any such forward-looking statements made herein. The aforesaid uncertainties include, but are not limited to: burdens imposed by federal and state regulators, credit risk related to borrowers' ability to repay loans, concentration of loans in the St. Louis Metropolitan area which subjects the Company to risks associated with changes in the local economy, risks associated with fluctuations in interest rates, competition from other banks and other financial institutions, some of which are not as heavily regulated as the Company and risks associated with breakdowns in data processing systems and competition from other providers of similar services.


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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

                                    CASS INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31
                                                                                ---------------------------------
(In Thousands of Dollars, Except Share and per Share Data)                         2000                    1999
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $ 21,680                $ 18,497
Federal funds sold and other short-term investments                                94,251                 105,720
                                                                                 --------                --------
   Cash and cash equivalents                                                      115,931                 124,217
                                                                                 --------                --------
Investment in debt and equity securities:
   Held-to-maturity,  fair value of $6,682 and $25,381
     at December 31, 2000 and 1999, respectively                                    6,650                  25,554
   Available-for-sale, at fair value                                               62,675                  57,442
                                                                                 --------                --------
      Total investment in debt and equity securities                               69,325                  82,996
                                                                                 --------                --------

Loans                                                                             372,220                 278,343
   Less:   Allowance for loan losses                                                4,897                   4,282
                                                                                 --------                --------
      Loans, net                                                                  367,323                 274,061
                                                                                 --------                --------
Premises and equipment, net                                                        13,914                   9,181
Accrued interest receivable                                                         3,528                   2,764
Other assets                                                                        6,865                   7,626
                                                                                 --------                --------
         Total assets                                                            $576,886                $500,845
                                                                                 ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
------------
Deposits:
   Noninterest-bearing                                                           $ 99,941                $ 91,672
   Interest-bearing                                                               112,725                  97,064
                                                                                 --------                --------
      Total deposits                                                              212,666                 188,736
Accounts and drafts payable                                                       302,840                 249,894
Short-term borrowings                                                                  --                     208
Other liabilities                                                                   7,559                   5,444
                                                                                 --------                --------
      Total liabilities                                                           523,065                 444,282
                                                                                 --------                --------

Shareholders' Equity:
---------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                              --                      --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                          2,000                   2,000
Surplus                                                                             5,059                   5,087
Retained earnings                                                                  59,177                  54,814
Accumulated other comprehensive income (loss)                                         159                    (417)
Common shares in treasury, at cost (665,089 and 277,149
   shares at December 31, 2000 and 1999, respectively)                            (12,480)                 (4,770)
Unamortized stock bonus awards                                                        (94)                   (151)
                                                                                 --------                --------
      Total shareholders' equity                                                   53,821                  56,563
                                                                                 --------                --------
         Total liabilities and shareholders' equity                              $576,886                $500,845
                                                                                 ========                ========

See accompanying notes to consolidated financial statements.





                                    CASS INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME

                                                                                          DECEMBER 31
                                                                         -------------------------------------------
(In Thousands of Dollars, Except Share and per Share Data)                    2000            1999             1998
--------------------------------------------------------------------------------------------------------------------
Interest Income:
----------------
Interest and fees on loans                                               $  27,716        $  20,371       $  17,579
Interest and dividends on debt and equity securities:
      Taxable                                                                5,205            4,659           6,538
      Exempt from federal income taxes                                          59               63              69
Interest on federal funds sold and
   other short-term investments                                              4,085            5,782           5,858
                                                                         ---------        ---------       ---------
         Total interest income                                              37,065           30,875          30,044
                                                                         ---------        ---------       ---------

Interest Expense:
-----------------
Interest on deposits                                                         5,165            4,357           4,271
Interest on short-term borrowings                                               20                9              10
                                                                         ---------        ---------       ---------
      Total interest expense                                                 5,185            4,366           4,281
                                                                         ---------        ---------       ---------
         Net interest income                                                31,880           26,509          25,763
Provision for loan losses                                                      750               --              --
                                                                         ---------        ---------       ---------
         Net interest income after provision
           for loan losses                                                  31,130           26,509          25,763
                                                                         ---------        ---------       ---------

Noninterest Income:
-------------------
Information services revenue:
      Freight and utility payment and processing fees                       18,090           18,226          18,809
      Freight rating services fees                                           1,334            1,800           2,146
Bank service fees                                                            1,385            1,147             864
Gain on sale of debt securities                                                 --               --             285
Other                                                                          305              271             343
                                                                         ---------        ---------       ---------
      Total noninterest income                                              21,114           21,444          22,447
                                                                         ---------        ---------       ---------

Noninterest Expense:
--------------------
Salaries and employee benefits                                              28,500           25,974          24,995
Occupancy expense                                                            1,758            1,780           1,698
Equipment expense                                                            3,027            2,714           2,649
Other                                                                        7,951            7,876           7,283
                                                                         ---------        ---------       ---------
      Total noninterest expense                                             41,236           38,344          36,625
                                                                         ---------        ---------       ---------
         Income before income tax expense                                   11,008            9,609          11,585
Income tax expense                                                           3,861            3,411           4,177
                                                                         ---------        ---------       ---------
         Net income                                                      $   7,147        $   6,198       $   7,408
                                                                         =========        =========       =========


Earnings per share:
         Basic                                                               $2.05            $1.63           $1.92
         Diluted                                                             $2.02            $1.61           $1.89

Weighted average shares outstanding:
         Basic                                                           3,485,789        3,791,250       3,862,393
         Effect of stock options and awards                                 44,859           57,182          67,281
         Diluted                                                         3,530,648        3,848,432       3,929,674



See accompanying notes to consolidated financial statements.




                                    CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            DECEMBER 31
                                                                         --------------------------------------------
(Dollars in Thousands)                                                      2000            1999              1998
---------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
-------------------------------------
Net income                                                               $  7,147         $  6,198        $  7,408
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                         2,571            2,433           2,359
      Amortization of stock bonus awards                                       81               68              50
      Provision for loan losses                                               750               --              --
      Deferred income tax expense (benefit)                                  (501)            (492)            131
      Decrease (increase) in accrued interest receivable                     (764)              --             373
      Gain on sale of debt securities                                          --               --            (285)
      Increase (decrease) in pension liability                                560              834            (203)
      Change in other assets                                                1,444              372            (644)
      Change in other liabilities                                           1,373              499            (769)
      Other operating activities, net                                        (350)             530             194
                                                                         --------         --------        --------
          Net cash provided by operating activities                        12,311           10,442           8,614
                                                                         --------         --------        --------

Cash Flows From Investing Activities:
-------------------------------------
Proceeds from sales of debt securities available-for-sale                      --               --           6,409
Proceeds from maturities of debt and equity securities:
      Held-to-maturity                                                     20,757           30,819          32,974
      Available-for-sale                                                   12,909            1,690           2,905
Purchase of debt and equity securities available-for-sale                 (19,322)         (33,091)             --
Net increase in loans                                                     (94,012)         (53,601)        (28,466)
Purchases of premises and equipment, net                                   (7,041)          (1,923)         (1,250)
                                                                         --------         --------        --------
          Net cash provided by (used in) investing activitie              (86,709)         (56,106)         12,572
                                                                         --------         --------        --------

Cash Flows From Financing Activities:
-------------------------------------
Net increase (decrease) in noninterest-bearing demand,
   interest-bearing demand and savings deposits                            23,332             (918)         25,945
Net increase (decrease) in time deposits                                      598           (1,328)           (820)
Net increase (decrease) in accounts and drafts payable                     52,946             (624)         36,763
Net decrease in short-term borrowings                                        (208)            (115)            (83)
Cash proceeds from exercise of stock options                                   56               81              52
Cash dividends paid                                                        (2,784)          (2,889)         (2,782)
Purchase of common shares for treasury                                     (7,828)          (3,711)             --
                                                                         --------         --------        --------
          Net cash provided by (used in) financing activities              66,112           (9,504)         59,075
                                                                         --------         --------        --------
Net increase (decrease) in cash and cash equivalents                       (8,286)         (55,168)         80,261
Cash and cash equivalents at beginning of period                          124,217          179,385          99,124
                                                                         --------         --------        --------
Cash and cash equivalents at end of period                               $115,931         $124,217        $179,385
                                                                         ========         ========        ========


Supplemental information:

      Cash paid for interest                                             $  5,143         $  4,375        $  4,314
      Cash paid for income taxes                                            4,382            3,536           3,712


See accompanying notes to consolidated financial statements.




                                    CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                              STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                              Accumulated
                                                                 Other                Unamortized             Comp-
(In Thousands of Dollars,  Common                Retained    Comprehensive  Treasury  Stock Bonus           rehensive
  Except per Share Data)    Stock      Surplus   Earnings    Income (Loss)   Stock      Awards     Total     Income
---------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 1997         $2,000     $4,740     $46,879       $ 364        $ (1,284)   $ (46)    $52,653
Net Income                     --         --       7,408          --              --       --       7,408      7,408
Cash dividends
 ($.72 per share)              --         --      (2,782)         --              --       --      (2,782)
Other comprehensive
 income:
   Net unrealized
    gain on debt
    securities available-
    for-sale, net of tax                                                                                         211
   Adjustment for gain
    on sale of debt
    securities,
    available-for-sale,
    net of tax                                                                                                  (188)
                                                                                                              ------
Total other
 comprehensive income          --         --          --          23              --       --          23         23
Issuance of 3,000
 common shares
 pursuant to Stock
 Bonus Plan                    --         48          --          --              27      (75)         --
Amortization of
 Stock Bonus Plan awards       --         --          --          --              --       50          50
Exercise of Stock Options      --          8          --          --              44       --          52
                           ------------------------------------------------------------------------------------------

Balance, December 31,
 1998                       2,000      4,796      51,505         387          (1,213)     (71)     57,404
 Comprehensive income
  for 1998                                                                                                     7,431
                                                                                                              ======
Net income                                         6,198                                            6,198      6,198
Cash dividends
 ($.76 per share)                                 (2,889)                                          (2,889)
Purchase of 160,000
 common shares for Treasury                                                   (3,711)              (3,711)
Other comprehensive
 income (loss):
   Net unrealized loss
    on debt securities
    available-for-sale,
    net of tax                                                  (804)                                (804)      (804)
Issuance of 5,900
 common shares
 pursuant to Stock
 Bonus Plan                               87                                      61     (148)
Amortization of
 Stock Bonus
 Plan awards                                                                               68          68
Exercise of stock
 options                                 (12)                                     93                   81
Tax benefit on
 stock awards                            216                                                          216
                           ------------------------------------------------------------------------------------------
Balance, December 31,
 1999                       2,000      5,087      54,814        (417)         (4,770)    (151)     56,563
 Comprehensive income
  for 1999                                                                                                     5,394
                                                                                                              ======



Net income                                         7,147                                            7,147      7,147
Cash dividends
 ($.80 per share)                                 (2,784)                                          (2,784)
Purchase of 394,510
 common shares
 for Treasury                                                                 (7,828)              (7,828)
Other comprehensive
 income (loss):
   Net unrealized gain
    on debt securities
    available-for-
    sale, net of tax                                             576                                  576        576
Issuance of 1,200
 common shares
 pursuant to Stock
 Bonus Plan                                2                      22             (24)
Amortization of
 Stock Bonus
 Plan awards                                                                               81          81
Exercise of stock
 options                                 (40)                                     96                   56
Tax benefit on
 stock awards                             10                                                           10
                           ------------------------------------------------------------------------------------------
Balance, December
 31, 2000                  $2,000     $5,059     $59,177       $ 159        $(12,480)   $ (94)    $53,821
                           ==============================================================================
 Comprehensive income
  for 2000                                                                                                    $7,723
                                                                                                              ======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company provides information services which include processing and payment of freight and utility charges, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. The Company is subject to competition from other commercial concerns providing similar services to companies throughout the United States and Canada. The consolidated balance sheet caption "Accounts and Drafts Payable," consists of obligations related to bill payment services which are performed for customers.

The Company also provides a full range of banking services to individual, corporate and institutional customers through its wholly owned subsidiary bank. The Bank is subject to competition from other financial and nonfinancial institutions throughout the metropolitan St. Louis, Missouri area. Additionally, the Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

On January 9, 2001 the Company's subsidiary, Cass Information Systems, Inc. was merged into the parent company, Cass Commercial Corporation, and the parent's name was subsequently changed to Cass Information Systems, Inc.

The accounting and reporting policies of the Company and its subsidiaries conform to accounting policies generally accepted in the United States of America. The following is a description of the more significant of those policies.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions.

In preparing the consolidated financial statements, Company management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements. A significant estimate which is particularly susceptible to change in a short period of time is the determination of the allowance for loan losses.

INVESTMENT IN DEBT AND EQUITY SECURITIES At the time of purchase, debt securities are classified into one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All equity securities, and debt securities not classified as held-to-maturity, are classified as available-for-sale.

Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security.

The Bank is required to maintain an investment in the capital stock of the Federal Reserve Bank. The stock is recorded at cost, which represents redemption value. The Bank has elected to become a member of the Federal Home Loan Bank and invested in its common stock which is recorded at cost, which represents redemption value.

INTEREST ON LOANS Interest on loans is recognized based upon the principal amounts outstanding. It is the Company's policy to discontinue the accrual of interest when there is reasonable doubt as to the collectibility of principal or interest. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. The accrual of interest on a loan is resumed when the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current.

ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is increased by provisions charged to expense and reduced by net charge-offs. The provisions charged to expense are based on economic conditions, past losses, collection experience, risk characteristics of the portfolio and such other factors which, in management's judgment, deserve current recognition.

Management believes the allowance for loan losses is adequate to absorb losses in the loan portfolio. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

INFORMATION SERVICES REVENUE Revenue from freight and utility related services is recognized when fees are billed to customers, generally monthly.

PREMISES AND EQUIPMENT Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the assets, or the respective lease terms for leasehold improvements, using straight-line and accelerated methods.
Estimated useful lives are 31-1/2 to 39 years for buildings, 8 to 10 years for leasehold improvements and 3 to 10 years for furniture, fixtures, equipment and software. Maintenance and repairs are charged to expense as incurred.

INTANGIBLE ASSETS Cost in excess of fair value of net assets acquired and fair value in excess of cost of net assets acquired have resulted from business acquisitions which were accounted for using the purchase method. The premiums and discounts related to the fair value adjustments are amortized using the level-yield method.

Cost in excess of fair value of net assets acquired and fair value in excess of cost of net assets acquired are amortized on a straight-line basis over 3 to 15 years.

Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable. Based on those reviews, adjustments of recorded amounts have not been required.

INCOME TAXES Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CASH FLOWS For purposes of the consolidated statements of cash flows, the Company considers due from banks, federal funds sold and other short-term investments to be cash equivalents.

RECLASSIFICATIONS Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation. Such reclassifications have no effect on previously reported net income.


NOTE 2
CAPITAL REQUIREMENTS AND REGULATORY RESTRICTIONS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes as of December 31, 2000, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. The most recent notification from the regulatory agencies, dated December 15, 2000, categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

Subsidiary dividends are a principal source of funds for payment of dividends by the Company to its shareholders. The Bank is subject to regulations which require the maintenance of minimum capital levels. At December 31, 2000, unappropriated retained earnings of $424,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

Restricted funds on deposit used to meet regulatory reserve requirements amounted to approximately $2,053,000 and $4,522,000 at December 31, 2000 and 1999, respectively.

The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2000 and 1999 are as follows:


                                                                                                    Requirement
                                                                                                     to be well
                                                                                                  capitalized under
                                                                                Capital           prompt corrective
                                                        Actual               requirements         action provisions
                                               ----------------------------------------------------------------------
(Dollars in Thousands)                           Amount       Ratio      Amount        Ratio     Amount        Ratio
---------------------------------------------------------------------------------------------------------------------
At December 31, 2000
Total capital (to risk-weighted assets):
   Cass Information Systems, Inc.               $57,712      13.55%     $34,076       8.00%     $   N/A        N/A%
   Cass Commercial Bank                          26,064      13.38       15,586       8.00       19,483      10.00
Tier I capital (to risk-weighted assets):
   Cass Information Systems, Inc.               $52,815      12.40%     $17,038       4.00%     $   N/A        N/A%
   Cass Commercial Bank                          23,624      12.13        7,793       4.00       11,690       6.00
Tier I capital (to average assets):
   Cass Information Systems, Inc.               $52,815      10.26%     $15,448       3.00%     $   N/A        N/A%
   Cass Commercial Bank                          23,624      10.52        6,737       3.00       11,228       5.00

At December 31, 1999
Total capital (to risk-weighted assets):
   Cass Information Systems, Inc.               $60,736      18.23%     $26,654       8.00%     $   N/A        N/A%
   Cass Commercial Bank                          28,014      16.39       13,676       8.00       17,095      10.00
Tier I capital (to risk-weighted assets):
   Cass Information Systems, Inc.               $56,570      16.98%     $13,327       4.00%     $   N/A        N/A%
   Cass Commercial Bank                          25,873      15.14        6,838       4.00       10,257       6.00
Tier I capital (to average assets):
   Cass Information Systems, Inc.               $56,570      11.53%     $14,717       3.00%     $   N/A        N/A%
   Cass Commercial Bank                          25,873      11.54        6,725       3.00       11,208       5.00


NOTE 3
INVESTMENT IN DEBT AND EQUITY SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent.

The amortized cost and fair values of debt securities classified as held-to-maturity at December 31, 2000 and 1999, are as follows:


                                                                         2000
                                               --------------------------------------------------
                                                                 Gross        Gross
                                                Amortized     Unrealized    Unrealized     Fair
(In Thousands)                                     Cost          Gains        Losses       Value
-------------------------------------------------------------------------------------------------
U.S. Government Treasury securities              $2,004           $--           $--       $2,004
Obligations of U.S. Government
   corporations and agencies                      3,465            13            (3)       3,475
States and political subdivisions                 1,181            28            (6)       1,203
-------------------------------------------------------------------------------------------------
Total                                            $6,650           $41           $(9)      $6,682
=================================================================================================

                                                                           1999
                                               --------------------------------------------------
                                                                 Gross        Gross
                                                Amortized     Unrealized    Unrealized     Fair
(In Thousands)                                     Cost          Gains        Losses       Value
-------------------------------------------------------------------------------------------------
U.S. Government Treasury securities             $14,146           $15         $  (7)      $14,154
Obligations of U.S. Government
   corporations and agencies                     10,155            --          (186)        9,969
States and political subdivisions                 1,253            19           (14)        1,258
-------------------------------------------------------------------------------------------------
Total                                           $25,554           $34         $(207)      $25,381
=================================================================================================


The amortized cost and fair value of debt securities classified as held-to-maturity at December 31, 2000, by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                                     2000
                                                    ---------------------------------
                                                     Amortized                 Fair
(In Thousands)                                         Cost                    Value
-------------------------------------------------------------------------------------
Due in 1 year or less                                 $2,697                  $2,695
Due after 1 year through 5 years                         524                     527
Due after 5 years through 10 years                     3,429                   3,460
-------------------------------------------------------------------------------------
Total                                                 $6,650                  $6,682
=====================================================================================


The amortized cost and fair values of debt and equity securities classified as available-for-sale at December 31, 2000 and 1999, are summarized as follows:

                                                                         2000
                                               --------------------------------------------------
                                                                 Gross        Gross
                                                Amortized     Unrealized    Unrealized     Fair
(In Thousands)                                     Cost          Gains        Losses       Value
-------------------------------------------------------------------------------------------------
U.S. Government Treasury securities             $27,975          $268         $  --       $28,243
Obligations of U.S. Government
   corporations and agencies                     33,825            95          (122)       33,798
-------------------------------------------------------------------------------------------------
Total debt securities                            61,800           363          (122)       62,041
Stock in Federal Reserve Bank and
   Federal Home Loan Bank                           634            --            --           634
-------------------------------------------------------------------------------------------------
Total                                           $62,434          $363         $(122)      $62,675
=================================================================================================

                                                                         1999
                                               --------------------------------------------------
                                                                 Gross        Gross
                                                Amortized     Unrealized    Unrealized     Fair
(In Thousands)                                     Cost          Gains        Losses       Value
-------------------------------------------------------------------------------------------------
U.S. Government Treasury securities             $28,107           $37         $ (17)      $28,127
Obligations of U.S. Government
   corporations and agencies                     29,765            11          (662)       29,114
-------------------------------------------------------------------------------------------------
Total debt securities                            57,872            48          (679)       57,241
Stock in Federal Reserve Bank and
   Federal Home Loan Bank                           201            --            --           201
-------------------------------------------------------------------------------------------------
Total                                           $58,073           $48         $(679)      $57,442
=================================================================================================

The amortized cost and fair value of debt and equity securities classified as available-for-sale at December 31, 2000, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.


                                                                     2000
                                                    ----------------------------------
                                                     Amortized                 Fair
(In Thousands)                                         Cost                    Value
--------------------------------------------------------------------------------------
Due in 1 year or less                                $16,098                 $16,142
Due after 1 year through 5 years                      42,503                  42,727
Due after 5 years through 10 years                       525                     512
Due after 10 years                                     2,674                   2,660
No stated maturity                                       634                     634
--------------------------------------------------------------------------------------
Total                                                $62,434                 $62,675
======================================================================================

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes was approximately $5,596,000 and $55,899,000 at December 31, 2000 and 1999,
respectively.

There were no sales of debt and equity securities classified as available-for-sale in 2000 or 1999. In 1998, proceeds from the sale of debt securities classified as available-for-sale were $6,409,000 with a realized gross gain on the sale of $285,000.


NOTE 4
LOANS

A summary of loan categories at December 31, 2000 and 1999, is as follows:

(In Thousands)                                        2000                    1999
-------------------------------------------------------------------------------------
Commercial and industrial                           $136,482                $106,444
Real estate:
   Mortgage                                          117,170                  86,171
   Mortgage - Church & Related                        65,368                  43,311
   Construction                                        9,877                   6,987
   Construction - Church & Related                    19,587                  22,646
Industrial revenue bonds                              15,804                   7,265
Installment                                            2,533                   1,541
Other                                                  5,399                   3,978
-------------------------------------------------------------------------------------
Total                                               $372,220                $278,343
=====================================================================================

The Company originates commercial, industrial, real estate and installment loans to businesses, churches and consumers throughout the metropolitan St. Louis area. The Company also originates church and church-related loans outside the metropolitan St. Louis area. The Company does not have any particular concentration of credit in any one economic sector; however, a substantial portion of the commercial and industrial loans are extended to privately held commercial companies in this market area, and are generally secured by the assets of the business. The Company also has a substantial portion of real estate loans that are extended to churches, in this market area and selected cities throughout the United States, which are secured by mortgages.

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors for the year ended December 31, 2000, are summarized below. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility.

(In Thousands)
--------------------------------------------------------------
Aggregate balance, January 1, 2000                     $1,230
New loans                                                  --
Payments                                                1,177
--------------------------------------------------------------
Aggregate balance, December 31, 2000                   $   53
==============================================================

A summary of the activity in the allowance for loan losses for 2000, 1999 and 1998 is as follows:

(In Thousands)                                               2000           1999           1998
-------------------------------------------------------------------------------------------------
Balance, January 1                                         $4,282         $4,428         $4,484
Provision charged to expense                                  750             --             --
Loans charged off                                            (183)          (256)          (365)
Recoveries of loans previously
   charged off                                                 48            110            309
-------------------------------------------------------------------------------------------------
Net loan charge-offs                                         (135)          (146)           (56)
-------------------------------------------------------------------------------------------------
Balance, December 31                                       $4,897         $4,282         $4,428
=================================================================================================


A summary of impaired loans at December 31, 2000 and 1999, is as follows:

(In Thousands)                                               2000           1999
----------------------------------------------------------------------------------
Nonaccrual loans                                            $1,127           $170
Impaired loans continuing to accrue interest                 4,267            173
----------------------------------------------------------------------------------
Total impaired loans                                        $5,394           $343
==================================================================================


The allowance for loan losses on impaired loans was $271,000 and $175,000 at December 31, 2000 and 1999, respectively. Impaired loans with no related allowance for loan losses totaled $5,123,000 and $168,000 at December 31, 2000 and 1999, respectively. The average balance of impaired loans during 2000 and 1999 was $1,476,000 and $517,000, respectively. Subsequent to year-end the Bank foreclosed on certain operating assets of one borrower that represented $4,205,000 of the impaired loan balance at December 31, 2000.
The Bank is currently in the process of stabilizing this business and will continue to operate the business until it can be sold or merged into another entity.

A summary of interest income on impaired loans for 2000, 1999 and 1998 is as follows:

                                                                             2000
                                                        -----------------------------------------
                                                                       Impaired Loans
                                                          Nonaccrual   Continuing to
(In Thousands)                                              Loans     Accrue interest     Total
-------------------------------------------------------------------------------------------------
Income recognized                                             $ 19            $87           $106
Interest income if interest had accrued                        123             87            210
-------------------------------------------------------------------------------------------------
                                                                             1999
                                                        -----------------------------------------
                                                                       Impaired Loans
                                                          Nonaccrual   Continuing to
(In Thousands)                                              Loans     Accrue interest     Total
-------------------------------------------------------------------------------------------------
Income recognized                                              $ 1             $1            $ 2
Interest income if interest had accrued                         44              1             45
-------------------------------------------------------------------------------------------------
                                                                             1998
                                                        -----------------------------------------
                                                                       Impaired loans
                                                          Nonaccrual   Continuing to
(In Thousands)                                              Loans     Accrue interest     Total
-------------------------------------------------------------------------------------------------
Income recognized                                              $17            $26           $ 43
Interest income if interest had accrued                         78             26            104
-------------------------------------------------------------------------------------------------

                                      29

NOTE 5
PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2000 and 1999, is as follows:

(In Thousands)                                               2000           1999
----------------------------------------------------------------------------------
Land                                                       $   873        $   367
Buildings                                                    9,101          6,341
Leasehold improvements                                       1,264          1,264
Furniture, fixtures and equipment                           22,963         19,392
----------------------------------------------------------------------------------
                                                            34,201         27,364
Less accumulated depreciation and amortization              20,287         18,183
----------------------------------------------------------------------------------
Total                                                      $13,914        $ 9,181
==================================================================================

Depreciation charged to expense in 2000, 1999 and 1998 amounted to $2,275,000, $1,993,000 and $1,953,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements which expire at various dates through 2007. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000:


(In Thousands)
--------------------------------------------------
2001                                      $  318
2002                                         243
2003                                         242
2004                                         242
2005                                         209
2006 and thereafter                           49
--------------------------------------------------
Total                                     $1,303
==================================================


Rental expense for 2000, 1999 and 1998 was $1,161,000, $1,271,000 and
$1,161,000, respectively.


NOTE 6
INTEREST-BEARING DEPOSITS

Interest-bearing deposits consist of the following at December 31, 2000 and 1999:

(In Thousands)                                        2000            1999
----------------------------------------------------------------------------
NOW and Money Market Demand Accounts                $ 49,212        $43,092
Savings deposits                                      56,441         47,498
Time deposits:
   Less than $100                                      4,028          3,863
   $100 or more                                        3,044          2,611
----------------------------------------------------------------------------
Total                                               $112,725        $97,064
============================================================================

Interest on deposits consists of the following for 2000, 1999 and 1998:

(In Thousands)                            2000           1999          1998
----------------------------------------------------------------------------
NOW and Money Market Demand Accounts    $1,961         $1,431        $1,198
Savings deposits                         2,885          2,539         2,624
Time deposits:
   Less than $100                          190            207           227
   $100 or more                            129            180           222
----------------------------------------------------------------------------
Total                                   $5,165         $4,357        $4,271
============================================================================

The scheduled maturities of certificates of deposit at December 31, 2000 and 1999, are summarized as follows:

                                       2000                           1999
                             --------------------------------------------------------
                                            Percent                         Percent
(In Thousands)                Amount        of Total        Amount          of Total
-------------------------------------------------------------------------------------
Due within:
   One year                   $5,871          83.0%         $5,014             77.4%
   Two years                   1,037          14.7             938             14.5
   Three years                    34            .5             382              5.9
   Four years                     91           1.3              --               --
   Five years                     39            .5             140              2.2
-------------------------------------------------------------------------------------
Total                         $7,072         100.0%         $6,474            100.0%
=====================================================================================


NOTE 7
EMPLOYEE BENEFITS

The Company has a noncontributory defined benefit pension plan which covers substantially all of its employees. The Company's subsidiaries accrue and make contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years.

The pension cost for 2000, 1999 and 1998 was $386,000, $784,000 and $517,000,
respectively, and included the following components:

(In Thousands)                                               2000           1999          1998
------------------------------------------------------------------------------------------------
Service cost - benefits earned during the year              $ 747          $ 929          $ 763
Interest cost on projected benefit obligations                778            747            617
Expected return on plan assets                               (959)          (899)          (765)
Net amortization and deferral                                (180)             7            (98)
------------------------------------------------------------------------------------------------
Net periodic pension cost                                   $ 386          $ 784          $ 517
================================================================================================

A summary of the activity in the defined benefit pension plan's benefit obligation, assets, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2000 and 1999, is as follows:

(In Thousands)                                           2000           1999
------------------------------------------------------------------------------
Benefit obligation:
   Balance, January 1                                 $10,562        $10,771
   Service cost                                           747            929
   Interest cost                                          778            747
   Actuarial loss (gain)                                   41         (1,733)
   Benefits paid                                         (197)          (152)
------------------------------------------------------------------------------
Balance, December 31                                  $11,931        $10,562
==============================================================================

Plan assets:
   Fair value, January 1                              $11,958        $10,886
   Actual return                                          304          1,017
   Employer contribution                                   24            207
   Benefits paid                                         (197)          (152)
------------------------------------------------------------------------------
Fair value, December 31                               $12,089        $11,958
==============================================================================

Funded status:
   Unfunded projected benefits obligation             $   158        $ 1,396
   Unrecognized prior service cost                         19            134
   Unrecognized net gains                              (2,251)        (3,241)
------------------------------------------------------------------------------
Accrued pension cost                                  $(2,074)       $(1,711)
==============================================================================

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.50% and 4.00% in 2000, 7.75% and 4.00% in 1999 and 6.75% and 4.00% in 1998. The expected long-term rate of return on assets was 8.00% in 2000, 1999 and 1998.

In addition to the above funded benefit plan, in 1998 the Company developed an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company's subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan.

The pension cost for 2000, 1999 and 1998 for the supplemental executive retirement plan was $245,000, $257,000 and $143,000 respectively, and included the following components:

(In Thousands)                                                2000           1999           1998
-------------------------------------------------------------------------------------------------
Service cost - benefits earned during the year                $ 29           $ 38           $ 25
Interest cost on projected benefit obligations                 131            113             59
Net amortization and deferral                                   85            106             59
-------------------------------------------------------------------------------------------------
Net periodic pension cost                                     $245           $257           $143
=================================================================================================

A summary of the activity in the supplemental executive retirement plan's benefit obligation, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2000 and 1999, is as follows:

(In Thousands)                                               2000           1999
---------------------------------------------------------------------------------
Benefit obligation:
   Balance, January 1                                     $ 1,566        $   972
   Service cost                                                30             38
   Interest cost                                              131            113
   Actuarial loss                                              71            443
---------------------------------------------------------------------------------
Balance, December 31                                      $ 1,798        $ 1,566
=================================================================================

Funded status:
   Unfunded projected benefits obligation                 $(1,798)       $(1,566)
   Unrecognized prior service cost                            645            704
   Unrecognized actuarial loss                                508            462
---------------------------------------------------------------------------------
   Accrued pension cost                                      (645)          (400)
   Minimum liability adjustment                              (533)          (581)
---------------------------------------------------------------------------------
Accrued pension cost                                      $(1,178)       $  (981)
=================================================================================

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.50% and 4.00% in 2000, 7.75% and 4.00% in 1999 and 6.75% and 5.00% in 1998.

The Company maintains a noncontributory profit sharing plan which covers substantially all of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2000, 1999 and 1998 was $1,617,000, $1,413,000 and $1,679,000,
respectively.

The Company sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2000, 1999 and 1998 were $247,000, $234,000 and $199,000, respectively.

The Company maintains a restricted stock bonus plan which provides for the issuance of up to 100,000 shares of the Company's common stock. The fair value of such shares, which is based on the market price on the date of grant, has been recorded in the consolidated financial statements through the establishment of a contra shareholders' equity account which is amortized over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $81,000, $68,000 and $50,000 for 2000, 1999 and 1998,
respectively.

Changes in stock bonus shares outstanding were as follows:

                                                       Weighted Average
                                                          Fair Value
                                          Shares          Per Share
-----------------------------------------------------------------------
Balance at December 31, 1997                 --             $   --
Granted                                   3,000              25.00
-----------------------------------------------------------------------
Balance at December 31, 1998              3,000              25.00
Granted                                   5,900              25.14
Vested                                   (1,000)             25.00
-----------------------------------------------------------------------
Balance at December 31, 1999              7,900              25.10
Granted                                   1,200              20.00
Vested                                   (2,967)             25.09
-----------------------------------------------------------------------
Balance at December 31, 2000              6,133             $24.11
=======================================================================

The Company also maintains a performance-based stock option plan which provides for the granting of options to acquire up to 400,000 shares of Company common stock. Options vest over a period not to exceed seven years, but the vesting period can be less based on the Company's attainment of certain financial operating performance criteria.

The following table summarizes stock options outstanding as of December 31, 2000:

                                                    Weighted Average
       Exercise                Options                  Remaining
         Price               Outstanding            Contractual Life
    -----------------------------------------------------------------
        $10.32                  80,070                    3.02
         20.36                   6,000                    3.76
         23.00                   3,500                    5.00
         24.63                   2,000                    5.00
         25.25                  61,350                    5.00
         25.45                   8,500                    3.70

Changes in options outstanding were as follows:

                                                           Weighted
                                                            Average
                                         Shares         Exercise Price
-----------------------------------------------------------------------
Balance at December 31, 1997            118,500             $11.91
Exercised                                (7,200)             10.32
Forfeited                                (1,400)             10.32
-----------------------------------------------------------------------
Balance at December 31, 1998            109,900              12.04
Granted                                  67,100              25.11
Exercised                                (9,960)             10.32
Forfeited                                  (250)             10.32
-----------------------------------------------------------------------
Balance at December 31, 1999            166,790              17.38
Exercised                                (5,370)             10.32
-----------------------------------------------------------------------
Balance at December 31, 2000            161,420              17.61
=======================================================================

At December 31, 2000, 57,337 shares were exercisable with a weighted average exercise price of $11.11.

The Company accounts for stock-based compensation under the stock option plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and accordingly, recognizes no compensation expense as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The required disclosure provisions of SFAS 123 are provided in the table below. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock options at the date of grant using the related assumptions as presented in the following table:


(In Thousands of Dollars
Except Share and per Share Data)                            2000           1999           1998
------------------------------------------------------------------------------------------------
Net earnings as reported                                   $7,147         $6,198         $7,408
Pro forma net earnings                                      7,076          6,133          7,347
Diluted earnings per share as reported                       2.02           1.61           1.89
Pro forma diluted earnings per share                         2.00           1.59           1.87
------------------------------------------------------------------------------------------------
Weighted average assumptions:
Expected lives in years                                         7              7              7
Dividend yield                                               2.66%          2.64%          2.62%
Expected volatility                                          7.68%          7.63%          7.25%
Risk-free interest rate                                      6.30%          6.31%          6.38%
------------------------------------------------------------------------------------------------


NOTE 8
OTHER NONINTEREST EXPENSE

Details of other noninterest expense for 2000, 1999 and 1998 are as follows:

(In Thousands)                                               2000           1999           1998
------------------------------------------------------------------------------------------------
Postage, printing and supplies                              $2,375         $2,261         $2,161
Advertising and business development                         1,407          1,509          1,392
Professional fees                                            1,223          1,064          1,056
Outside service fees                                           792            796            431
Data processing services                                       499            570            590
Telecommunications                                             635            612            531
Other                                                        1,020          1,064          1,122
------------------------------------------------------------------------------------------------
Total other noninterest expense                             $7,951         $7,876         $7,283
================================================================================================


NOTE 9
INCOME TAXES

The components of income tax expense for 2000, 1999 and 1998 are as follows:

(In Thousands)                                              2000           1999            1998
------------------------------------------------------------------------------------------------
Current:
   Federal                                                 $4,035         $3,560          $3,654
   State                                                      327            343             392
Deferred                                                     (501)          (492)            131
------------------------------------------------------------------------------------------------
Total income tax expense                                   $3,861         $3,411          $4,177
================================================================================================

A reconciliation of expected income tax expense, computed by applying the effective federal statutory rate of 34% for 2000, 1999 and 1998 to income before income tax expense, to reported income tax expense is as follows:

(In Thousands)                                              2000           1999           1998
------------------------------------------------------------------------------------------------
Expected income tax expense                                $3,743         $3,267         $3,939
(Reductions) increases resulting from:
   Tax-exempt interest                                       (150)          (136)           (79)
   State taxes, net of federal benefit                        216            226            259
   Other, net                                                  52             54             58
------------------------------------------------------------------------------------------------
Total income tax expense                                   $3,861         $3,411         $4,177
================================================================================================

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:


(In Thousands)                                              2000           1999
---------------------------------------------------------------------------------
Deferred tax assets:
   Unrealized loss on investment in debt
     and equity securities available for sale              $   --         $  215
   Allowance for loan losses                                1,180            898
   Accrued pension cost                                       716            590
   Premises and equipment                                      59             39
   Other                                                      388            292
---------------------------------------------------------------------------------
      Total deferred tax assets                             2,343          2,034
---------------------------------------------------------------------------------
Deferred tax liabilities:
   Unrealized gain on investment in debt
      and equity securities available for sale                (82)            --
   Discount accretion                                         (48)           (57)
   Other                                                     (175)          (143)
---------------------------------------------------------------------------------
      Total deferred tax liabilities                         (305)          (200)
---------------------------------------------------------------------------------
Net deferred tax assets                                    $2,038         $1,834
=================================================================================

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2000 or 1999, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.


NOTE 10
CONTINGENCIES

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.


NOTE 11
DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance-sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment.

Conditional commitments to extend credit, commercial letters of credit and standby letters of credit totaled approximately $16,958,000, $22,000 and $3,542,000, respectively, at December 31, 2000 and approximately $24,438,000, $99,000 and $4,756,000, respectively at December 31, 1999.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999:

                                                       2000                              1999
                                             ---------------------------------------------------------
                                               Carrying        Fair            Carrying         Fair
(In Thousands)                                  Amount        Value             Amount         Value
------------------------------------------------------------------------------------------------------
Balance sheet assets:
   Cash and cash equivalents                  $115,931       $115,931          $124,217       $124,217
   Investment in debt and
     equity securities                          69,325         69,357            82,996         82,823
   Loans, net                                  367,323        365,398           274,061        270,712
   Accrued interest receivable                   3,528          3,528             2,764          2,764
------------------------------------------------------------------------------------------------------
Total                                         $556,107       $554,228          $484,038       $480,516
======================================================================================================

Balance sheet liabilities:
   Deposits                                   $212,666       $212,666          $188,736       $189,052
   Accounts and drafts payable                 302,840        302,840           249,894        249,894
   Short-term borrowings                            --             --               208            208
   Accrued interest payable                         93             93                51             51
------------------------------------------------------------------------------------------------------
Total                                         $515,599       $515,599          $438,889       $439,205
======================================================================================================

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

CASH AND OTHER SHORT-TERM INSTRUMENTS For cash and cash equivalents, accrued interest receivable, accounts and drafts payable, short-term borrowings and accrued interest payable, the carrying amount is a reasonable estimate of fair value because of the demand nature or short maturities of these instruments.

INVESTMENT IN DEBT AND EQUITY SECURITIES Fair values are based on quoted market prices or dealer quotes.

LOANS The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSITS The fair value of demand deposits, savings deposits and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market nor the benefit derived from the customer relationship inherent in existing deposits.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present credit-worthiness of such counterparties. The Company believes such commitments have been made at terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon and, accordingly, the Company has not assigned a value to such instruments for purposes of this disclosure.

LIMITATIONS Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets or liabilities that are not considered financial assets or liabilities include premises and equipment and the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market (core deposit intangible). In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on management's judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 12
INDUSTRY SEGMENT INFORMATION

The services provided by the Company are classified into two industry segments: Information Services and Banking Services which are more fully discussed in Note One. The Company maintains separate financial statements for each of these segments which identify each segment's assets and net income. Revenue from the Banking Services segment is derived primarily from net interest income, which includes both interest income and interest expense. Revenue from the Information Services segment is derived primarily from interest income and fees from its freight and utility payment, rating and processing services.

Summarized information about the Company's operations in each industry as of and for the years ended December 31, 2000, 1999 and 1998, is as follows:


(In Thousands)                                              2000           1999           1998
------------------------------------------------------------------------------------------------
Total interest income:
   Information services                                   $19,906       $ 15,808       $ 15,306
   Banking services                                        16,691         15,215         14,910
   Eliminations                                               468           (148)          (172)
------------------------------------------------------------------------------------------------
      Total interest income                                37,065         30,875         30,044
------------------------------------------------------------------------------------------------

Total interest expense:
   Information services                                        --             --             --
   Banking services                                         5,549          4,514          4,453
   Eliminations                                              (364)          (148)          (172)
------------------------------------------------------------------------------------------------
      Total interest expense                                5,185          4,366          4,281
------------------------------------------------------------------------------------------------

Provision for loan losses:
   Information services                                       300             --             --
   Banking services                                           450             --             --
------------------------------------------------------------------------------------------------
      Total provision for loan losses                         750             --             --
------------------------------------------------------------------------------------------------

      Net interest income                                  31,130         26,509         25,763
------------------------------------------------------------------------------------------------

Total noninterest income:
   Information services                                    19,728         20,274         21,573
   Banking services                                         2,517          1,338          1,149
   Corporate                                                1,564          1,472          1,328
   Eliminations                                            (2,695)        (1,640)        (1,603)
------------------------------------------------------------------------------------------------
      Total noninterest income                             21,114         21,444         22,447
------------------------------------------------------------------------------------------------

Total noninterest expense:
   Information services                                    33,315         31,497         30,185
   Banking services                                         8,072          6,883          6,592
   Corporate                                                1,712          1,604          1,451
   Eliminations                                            (1,863)        (1,640)        (1,603)
------------------------------------------------------------------------------------------------
      Total noninterest expense                            41,236         38,344         36,625
------------------------------------------------------------------------------------------------

Income (loss) before taxes:
   Information services                                     6,019          4,585          6,694
   Banking services                                         5,137          5,156          5,014
   Corporate                                                 (148)          (132)          (123)
------------------------------------------------------------------------------------------------
      Total income (loss) before taxes                     11,008          9,609         11,585
------------------------------------------------------------------------------------------------

Income taxes:
   Information services                                     2,019          1,570          2,403
   Banking services                                         1,891          1,886          1,815
   Corporate                                                  (49)           (45)           (41)
------------------------------------------------------------------------------------------------
      Total income taxes                                    3,861          3,411          4,177
------------------------------------------------------------------------------------------------





Net income (loss):
   Information services                                     4,000          3,015          4,291
   Banking services                                         3,246          3,270          3,199
   Corporate                                                  (99)           (87)           (82)
------------------------------------------------------------------------------------------------
      Total net income (loss)                            $  7,147       $  6,198       $  7,408
================================================================================================

Depreciation and amortization:
   Information services                                  $  2,093       $  2,102       $  2,056
   Banking services                                           445            301            283
   Corporate                                                   33             30             20
------------------------------------------------------------------------------------------------
      Total depreciation and amortization                $  2,571       $  2,433       $  2,359
================================================================================================

Identifiable assets:
   Information services                                  $338,098       $284,412       $285,397
   Banking services                                       238,782        214,971        228,032
   Corporate                                               54,671         56,702         57,809
   Eliminations                                           (54,665)       (55,240)       (67,326)
------------------------------------------------------------------------------------------------
      Total identifiable assets                          $576,886       $500,845       $503,912
================================================================================================

Capital expenditures:
   Information services                                  $  6,763       $  1,425       $    907
   Banking services                                           256            454            294
   Corporate                                                   22             60             49
------------------------------------------------------------------------------------------------
      Total capital expenditures                         $  7,041       $  1,938       $  1,250
================================================================================================


NOTE 13
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Following are the condensed balance sheets of the Company (parent company only) as of December 31, 2000 and 1999, and the related condensed schedules of income and cash flows for each of the years in the three-year period ended December 31, 2000. The following information relates to Cass Commercial Corporation prior to its merger with its subsidiary, Cass Information Systems, Inc., and the adoption of its name as of January 9, 2001.

                                                                               Condensed
                                                                             Balance Sheets
                                                                               December 31
                                                                        ------------------------
(In Thousands)                                                            2000            1999
------------------------------------------------------------------------------------------------
Assets:
   Cash                                                                  $   256        $   280
   Investment in Cass Information Systems, Inc.                           29,586         30,027
   Investment in Cass Commercial Bank                                     23,681         25,883
   Other assets                                                            1,149            512
------------------------------------------------------------------------------------------------
      Total assets                                                       $54,672        $56,702
================================================================================================

Liabilities and Shareholders' Equity:
   Total liabilities                                                     $   851        $   139
   Total shareholders' equity                                             53,821         56,563
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                               $54,672        $56,702
================================================================================================
                                                                  Condensed Schedules
                                                                       of Income
                                                                      December 31
                                                        ----------------------------------------
(In Thousands)                                             2000           1999            1998
------------------------------------------------------------------------------------------------
Income:
   Dividends received from subsidiaries:
      Cass Information Systems, Inc.                     $  4,969        $ 3,500        $ 1,728
      Cass Commercial Bank                                  5,497          2,642          1,152
   Management fees from subsidiaries                        1,564          1,473          1,328
------------------------------------------------------------------------------------------------
      Total income                                         12,030          7,615          4,208
------------------------------------------------------------------------------------------------




Expenses:
   Salaries and employee benefits                           1,277          1,252          1,092
   Other expenses                                             436            352            359
------------------------------------------------------------------------------------------------
      Total expenses                                        1,713          1,604          1,451
------------------------------------------------------------------------------------------------
Income before income tax and equity in
   undistributed income of subsidiaries                    10,317          6,011          2,757
Income tax benefit                                            (49)           (45)           (41)
------------------------------------------------------------------------------------------------
                                                           10,366          6,056          2,798
Equity in undistributed income (loss)
   of subsidiaries                                         (3,219)           142          4,610
------------------------------------------------------------------------------------------------
Net income                                               $  7,147        $ 6,198        $ 7,408
================================================================================================
                                                                   Condensed Schedules
                                                                      of Cash Flows
                                                                       December 31
                                                        ----------------------------------------
(In Thousands)                                             2000           1999            1998
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                            $  7,147        $ 6,198        $ 7,408
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Net income of subsidiaries exclusive
        of management fees                                 (8,811)        (7,758)        (8,818)
      Dividends from subsidiaries                          10,466          6,142          2,880
      Management fees from subsidiaries                     1,564          1,473          1,328
      Amortization of stock bonus plan                         81             68             50
      Other, net                                              133             63            157
------------------------------------------------------------------------------------------------
        Net cash provided by
          operating activities                             10,580          6,186          3,005
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Cash dividends paid                                     (2,784)        (2,889)        (2,782)
   Purchase of common shares for treasury                  (7,828)        (3,711)            --
------------------------------------------------------------------------------------------------
        Net cash used in financing activities             (10,612)        (6,600)        (2,782)
------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and
     cash equivalents                                         (24)          (414)           223
Cash and cash equivalents at beginning of year                280            694            471
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                 $    256        $   280        $   694
================================================================================================

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Shareholders Cass Information Systems, Inc.:
    We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP

St. Louis, Missouri
January 23, 2001

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

NONE


                                    PART III.
                                    ---------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission, no later than 120 days after the close of the fiscal year.


ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            -----------------------------------------------
            AND MANAGEMENT
            --------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year.

                                    PART IV.
                                    --------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            --------------------------------------------
            REPORTS ON FORM 8-K
            -------------------

      (a) The following documents are incorporated by reference in or filed as an exhibit to this Report:

               (1) and (2)  Financial Statements and Financial Statement
                            --------------------------------------------
                            Schedules Submitted as a separate section of
                            ---------
                            this report.


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

                  21        Subsidiaries of registrant

                  23        Consent of KPMG LLP

      (b)      Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CASS INFORMATION SYSTEMS, INC.

Date:  March 13, 2001               By       /s/  Lawrence A. Collett
                                       -------------------------------------
                                               Lawrence A. Collett
                                       Chairman and Chief Executive Officer



Date:  March 13, 2001               By       /s/  Eric H. Brunngraber
                                       -------------------------------------
                                               Eric H. Brunngraber
                                             Vice President-Secretary
                                     (Chief Financial and Accounting Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.


Date:  March 13, 2001               By        /s/  Bryan S. Chapell
                                       -------------------------------------
                                                 Bryan S. Chapell

Date:  March 13, 2001               By       /s/  Lawrence A. Collett
                                       -------------------------------------
                                               Lawrence A. Collett

Date:  March 13, 2001               By       /s/  Thomas J. Fucoloro
                                       -------------------------------------
                                                Thomas J. Fucoloro

Date:  March 13, 2001               By         /s/  Harry J. Krieg
                                       -------------------------------------
                                                  Harry J. Krieg

Date:  March 13, 2001               By         /s/  A.J. Signorelli
                                       -------------------------------------
                                                 A.J.  Signorelli

Date:  March 13, 2001               By         /s/  John J. Vallina
                                       -------------------------------------
                                                 John J. Vallina