Form 10-Q
period 2001-03-31
CASS INFORMATION SYSTEMS INC
filed 2001-05-01
CIK 708781

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001
                           COMMISSION FILE NO. 2-80070

                                _________________


                         CASS INFORMATION SYSTEMS, INC.

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


    The number of shares outstanding of registrant's only class of stock as of April 25, 2001: Common stock, par value $.50 per share - 3,277,449 shares outstanding.




-----------------------------------------------------------------------------

    This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

-----------------------------------------------------------------------------

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                                    CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)
                                      (Dollars in Thousands except Per Share Data)

                                                                                 MARCH 31               DECEMBER 31
                                                                                   2001                    2000
ASSETS
Cash and due from banks                                                          $ 24,910                $ 21,680
Federal funds sold and other short-term investments                                56,980                  94,251
                                                                                 --------                --------
   Cash and cash equivalents                                                       81,890                 115,931
                                                                                 --------                --------
Investment in debt and equity securities:
   Held-to-maturity, fair value of $6,682
     at December 31, 2000                                                              --                   6,650
   Available-for-sale, at fair value                                               57,903                  62,675
                                                                                 --------                --------
         Total investment in debt and equity securities                            57,903                  69,325
                                                                                 --------                --------

Loans                                                                             373,448                 372,220
   Less:   Allowance for loan losses                                                4,900                   4,897
                                                                                 --------                --------
      Loans, net                                                                  368,548                 367,323
                                                                                 --------                --------
Premises and equipment, net                                                        16,191                  13,914
Accrued interest receivable                                                         3,175                   3,528
Investment in unconsolidated subsidiary                                             5,005                      --
Other assets                                                                        7,998                   6,865
                                                                                 --------                --------
         Total assets                                                            $540,710                $576,886
                                                                                 ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
-----------
Deposits:
   Noninterest-bearing                                                           $ 77,957                $ 99,941
   Interest-bearing                                                               118,468                 112,725
                                                                                 --------                --------
         Total deposits                                                           196,425                 212,666
Accounts and drafts payable                                                       281,070                 302,840
Short-term borrowings                                                                  25                      --
Other liabilities                                                                   8,983                   7,559
                                                                                 --------                --------
         Total liabilities                                                        486,503                 523,065
                                                                                 --------                --------

Shareholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                              --                      --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                          2,000                   2,000
Surplus                                                                             5,050                   5,059
Retained earnings                                                                  60,271                  59,177
Accumulated other comprehensive income                                                550                     159
Common shares in treasury, at cost (717,551 shares at
   March 31, 2001 and 655,089 shares at December 31, 2000)                        (13,591)                (12,480)
Unamortized stock bonus awards                                                        (73)                    (94)
                                                                                 --------                --------
         Total shareholders' equity                                                54,207                  53,821
                                                                                 --------                --------
            Total liabilities and shareholders' equity                           $540,710                $576,886
                                                                                 ========                ========

See accompanying notes to consolidated financial statements.

                                                -2-





                                    CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                      (Dollars in Thousands except Per Share Data)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                   ================================
                                                                                      2001                    2000
INTEREST INCOME:
Interest and fees on loans                                                         $ 7,547                 $ 6,157
Interest and dividends on debt and equity securities:
   Taxable                                                                             972                   1,371
   Exempt from federal income taxes                                                     14                      15
Interest on federal funds sold and
   other short-term investments                                                        915                     862
                                                                                   -------                 -------
      Total interest income                                                          9,448                   8,405
                                                                                   -------                 -------

INTEREST EXPENSE:
Interest on deposits                                                                 1,446                     954
Interest on short-term borrowings                                                       --                       2
                                                                                   -------                 -------
      Total interest expense                                                         1,446                     956
                                                                                   -------                 -------
         Net interest income                                                         8,002                   7,449
Provision for loan losses                                                               --                     100
                                                                                   -------                 -------
      Net interest income after provision
        for loan losses                                                              8,002                   7,349
                                                                                   -------                 -------

NONINTEREST INCOME:
Payment and processing fees                                                          5,312                   5,336
Bank service fees                                                                      316                     334
Other                                                                                  112                      85
                                                                                   -------                 -------
      Total noninterest income                                                       5,740                   5,755
                                                                                   -------                 -------

NONINTEREST EXPENSE:
Salaries and employee benefits                                                       7,722                   7,050
Occupancy expense                                                                      461                     434
Equipment expense                                                                      814                     752
Other                                                                                2,091                   1,943
                                                                                   -------                 -------
      Total noninterest expense                                                     11,088                  10,179
                                                                                   -------                 -------
         Income before income tax expense                                            2,654                   2,925
Income tax expense                                                                     904                   1,069
                                                                                   -------                 -------
         Net income                                                                $ 1,750                 $ 1,856
                                                                                   =======                 =======


Earnings per share:
         Basic                                                                        $.53                    $.51
         Diluted                                                                      $.53                    $.50

Weighted average shares outstanding:
         Basic                                                                   3,293,614               3,643,604
         Effect of stock options and awards                                         43,407                  45,361
         Diluted                                                                 3,337,021               3,688,965



See accompanying notes to consolidated financial statements.





                                    CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                 (Dollars in Thousands)
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                 =================================
                                                                                     2001                    2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  1,750                $  1,856
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                                   625                     650
      Provision for loan losses                                                        --                     100
      Amortization of stock bonus awards                                               21                      19
      (Increase) decrease in accrued interest receivable                              353                    (208)
      Increase (decrease) in deferred income                                           83                    (408)
      Deferred income tax benefit                                                    (554)                    (78)
      Increase in income tax liability                                              1,028                     610
      Change in other assets                                                       (1,403)                    341
      Change in other liabilities                                                     396                     341
      Other operating activities, net                                                (285)                    499
                                                                                 --------                --------
      Net cash provided by operating activities                                     2,014                   3,722
                                                                                 --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of debt and equity securities:
      Held-to-maturity                                                                 --                   2,950
      Available-for-sale                                                           12,001                   4,323
Purchase of debt and equity securities:
      Held-to-maturity                                                                 --                  (2,000)
      Available-for-sale                                                               --                 (16,889)
Net increase in loans                                                              (5,430)                (42,008)
Purchases of premises and equipment, net                                           (2,864)                   (676)
                                                                                 --------                --------
         Net cash provided by (used in) investing activities                        3,707                 (54,300)
                                                                                 --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing demand deposits                               (21,984)                (10,969)
Net increase (decrease) in interest-bearing demand and savings deposits             3,422                  (5,663)
Net increase (decrease) in time deposits                                            2,321                    (173)
Net increase (decrease) in accounts and drafts payable                            (21,770)                 32,356
Net increase (decrease) in short-term borrowings                                       25                      (8)
Cash proceeds from exercise of stock options                                           11                      47
Cash dividends paid                                                                  (656)                   (729)
Purchase of common shares for treasury                                             (1,131)                 (3,702)
                                                                                 --------                --------
         Net cash provided by (used in) financing activities                      (39,762)                 11,159
                                                                                 --------                --------
Net decrease in cash and cash equivalents                                         (34,041)                (39,419)
Cash and cash equivalents at beginning of period                                  115,931                 124,217
                                                                                 --------                --------
Cash and cash equivalents at end of period                                       $ 81,890                $ 84,798
                                                                                 ========                ========

Supplemental information:

         Cash paid for interest                                                  $  1,404                $    950
         Cash paid for income taxes                                                   411                     439
         Transfer of securites from held-to-maturity to available-for-sale          6,650                      --
         Transfer of loans to investment in unconsolidated subsidiary               4,205                      --

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Impact of New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.
It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Financial Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which addresses certain issues causing implementation
difficulties.   The Company has adopted SFAS 133, as amended, effective
January 1, 2001, but since the Company does not participate in any derivative or hedging activities, SFAS 133, as amended, had no impact on the Company's consolidated financial position and results of operations, except for the transfer of all held-to-maturity securities into available-for-sale securities as of January 1, 2001 as permitted by SFAS 133. At the time of the transfer the book value of the securities transferred was $6,650,000 and the market value was $6,682,000. The difference was an unrealized gain recorded net of tax as other comprehensive income.

Note 3 - Loans by Type

(DOLLARS IN THOUSANDS)                     MARCH 31, 2001         DECEMBER 31, 2000
====================================================================================
Commercial and industrial                     $136,795                $136,482
Real estate:
   Mortgage                                    119,740                 117,170
   Mortgage - Churches & Related                70,861                  65,368
   Construction                                 10,111                   9,877
   Construction - Churches & Related            15,812                  19,587
Industrial revenue bonds                        15,474                  15,804
Installment                                      2,359                   2,533
Other                                            2,296                   5,399
------------------------------------------------------------------------------------
Total loans                                   $373,448                $372,220
====================================================================================

Note 4 - Stock Repurchase Program

    On December 21, 1999 the Board of Directors authorized a stock repurchase program that allowed the repurchase of up to 200,000 shares of common stock through December 31, 2000. On March 21, 2000 the Board of Directors authorized a 100,000 increase in the number of shares that could be purchased under the program. Along with the 300,000 shares authorized under the plan, the Board of Directors approved the repurchase of an additional 153,680 shares. During the First Quarter of 2001 the Company repurchased 53,500 shares. Repurchases were made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

    For the three-month periods ended March 31, 2001 and 2000, unrealized gains and losses on debt and equity securities available-for-sale is the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2001 and 2000 is summarized as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                     =========================
(IN THOUSANDS)                                         2001             2000
=================================================================================

Net Income                                            $1,750           $1,856

Other comprehensive income:

   Net unrealized gain (loss) on debt and equity
      securities available-for-sale, net of tax          391             (152)
---------------------------------------------------------------------------------
         Total comprehensive income                   $2,141           $1,704
=================================================================================

Note 6 - Industry Segment Information

    The services provided by the Company are classified into three reportable segments: Transportation Information Services, Utility Information Services, and Banking Services. Each of these segments offers distinctive services that are marketed through different channels. They are managed separately due to their unique services, processing and capital requirements.

    The Transportation Information Services unit provides freight invoice rating, payment, auditing, cost accounting and transportation information services to large corporate shippers. The Utility Information Services unit processes and pays utility invoices, including electricity, gas, water, telephone and refuse, for large corporate entities that have many locations or are heavy users of energy. The Banking Services unit provides banking services primarily to privately held businesses and churches.

    The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value. The Company has initiated the reporting of information relating to the Utility Information Services unit due to its growth and formalization of its existence as an operating unit. Previous period information has been restated to reflect this addition.

    All three segments market their services within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

    Summarized information about the Company's operations in each industry segment for the three-month periods ended March 31, 2001 and 2000, is as follows:

                                      TRANSPORTATION   UTILITY
                                       INFORMATION   INFORMATION     BANKING                    ELIM-
(IN THOUSANDS)                           SERVICES      SERVICES     SERVICES      CORPORATE    INATIONS        TOTAL
=======================================================================================================================
Quarter Ended March 31, 2001
   Total Revenues                         $8,704      $1,774         $3,377        $478         $(591)        $13,742
   Net Income                                960          (2)           804         (12)           --           1,750
-----------------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 2000
   Total Revenues                         $8,963      $  873         $3,368        $388         $(488)        $13,104
   Net Income                              1,157        (151)           873         (23)           --           1,856
-----------------------------------------------------------------------------------------------------------------------

Note 7 - Investment in Unconsolidated Subsidiary

    On January 2, 2001, the Company's Bank subsidiary foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. The Bank is currently stabilizing this business and operating it as Government e-Business, Inc. It is accounted for as an unconsolidated subsidiary. At March 31, 2001 the investment in this subsidiary was $5,005,000.

Note 8 - Reclassifications

    Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation. Such reclassifications have no effect on previously reported net income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Cass Information Systems, Inc. (the "Company") operates in three primary business segments: Transportation Information Services, Utility Information Services and through the Company's wholly owned subsidiary, Cass Commercial Bank ("Cass Bank"), Banking Services. The Company is a payment processing and information services company, whose operations include the processing and payment of freight and utility charges, preparation of management information, auditing and rating of charges and other payment related activities for customers located throughout the United States. Cass Bank provides specialized banking services to privately held businesses located primarily in the St. Louis, Missouri metropolitan area and church and church-related entities located in the St. Louis metropolitan area and selected cities throughout the United States.

    On January 18, 2001 the Company announced that it acquired substantially all the utility payment and processing related assets of "The Utility Navigator(R)" a division of privately held InSITE Services, Inc. These assets include books and records relating to the business, customer and vendor lists, customer contracts, reporting history and databases, marketing and advertising materials, trademarks and other intellectual property, and a license to the software used to process and pay utility bills.

    The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2001 (the "First Quarter of 2001") compared to the three-month period ended
March 31, 2000 (the "First Quarter of 2000").   The following discussion and
analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2000 Annual Report on Form 10-K. Results of operations for the First Three Months of 2001 are not necessarily indicative of the results to be attained for any other period.

RESULTS OF OPERATIONS

NET INCOME

    The Company had net income of $1,750,000 for the First Quarter of 2001, a $106,000 or 5.7% decrease compared to net income of $1,856,000 for the First Quarter of 2000. Diluted earnings per share was $.53 for the First Quarter of 2001, a 6.0% increase compared to $.50 for the First Quarter of 2000. Return on average assets for the First Quarter of 2001 was 1.30% compared to 1.50% for the First Quarter of 2000. Return on average equity for the First Quarter of 2001 was 13.11% compared to 13.35% for the First Quarter of 2000.

NET INTEREST INCOME

First Quarter of 2001 compared to First Quarter 2000:

    The Company's tax-equivalent net interest income increased 8.5% or $637,000 from $7,488,000 to $8,125,000. Average earning assets increased 10.4% or $47,337,000 from $456,340,000 to $503,677,000. The tax-equivalent net interest margin decreased from 6.60% to 6.56%. The average tax-equivalent yield on earning assets increased from 7.44% to 7.73%. The average rate paid on interest-bearing liabilities increased from 3.90% to 4.76%.

    The average balance of loans increased $66,814,000 from $304,850,000 to $371,664,000, investment in debt and equity securities decreased $26,617,000 from $89,977,000 to $63,360,000, and federal funds sold and other short-term investments increased $7,140,000 from $61,513,000 to $68,653,000. The average balance of noninterest bearing demand deposit accounts decreased $1,213,000 from $82,855,000 to $81,642,000, accounts and drafts payable increased $24,672,000 from $254,693,000 to $279,365,000, and interest bearing liabilities increased $25,094,000 from $98,521,000 to $123,615,000 during this period.

    The increase in average loans was attributable to the Bank's marketing efforts, both in the commercial and church and church-related areas. The decrease in average noninterest bearing demand deposit accounts and interest bearing liabilities relates mainly to the transfer of funds by existing customers from deposit accounts into non-deposit investment accounts. The increase in average accounts and drafts payable relates to an increase in the dollar volume of transactions processed.

    The increase experienced during the First Quarter of 2001 in net interest income was caused primarily by increases in the level of average earning assets funded by the increase in accounts and drafts payable and a shift in earning assets to higher yielding loans. The decrease in net interest margin was caused primarily by an increase in rates paid on deposits, which fluctuate with market rates. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. For more information please refer to the table on page 9 and Item 3 "Quantitative and Qualitative Disclosures about Market Risk" on page 14.

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

                                                   FIRST QUARTER 2001                      FIRST QUARTER 2000
                                       ======================================   ======================================
                                                        INTEREST                                INTEREST
                                         AVERAGE        INCOME/       YIELD/     AVERAGE         INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                   BALANCE        EXPENSE        RATE      BALANCE         EXPENSE        RATE
======================================================================================================================
ASSETS 1
Earning assets:
   Loans 2,3:
      Taxable                           $355,960         $7,322        8.37%     $297,627        $6,058         8.19%
      Tax-exempt 4                        15,704            341        8.83         7,223           133         7.41
   Debt and equity securities 5:
      Taxable                             62,228            972        6.35        88,748         1,371         6.21
      Tax-exempt 4                         1,132             21        7.54         1,229            20         6.55
   Federal funds sold and other
    short-term investments                68,653            915        5.42        61,513           862         5.64
----------------------------------------------------------------------------------------------------------------------
Total earning assets                     503,677          9,571        7.73       456,340         8,444         7.44
Nonearning assets:
   Cash and due from banks                18,375                                   26,896
   Premises and equipment, net            14,488                                    9,440
   Investment in unconsolidated
    subsidiary                             4,466                                       --
   Other assets                           10,664                                    9,515
   Allowance for loan losses              (4,898)                                  (4,325)
----------------------------------------------------------------------------------------------------------------------
Total assets                            $546,772                                 $497,866
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY 1
Interest-bearing liabilities:
   Interest-bearing demand
    deposits                            $ 51,117         $  522        4.15%     $ 43,486        $  383         3.54%
   Savings deposits                       64,451            814        5.14        48,387           496         4.12
   Time deposits of
    $100 or more                           4,105             59        5.84         2,622            32         4.91
   Other time deposits                     3,923             51        5.29         3,826            43         4.52
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits          123,596          1,446        4.76        98,321           954         3.90
   Short-term borrowings                      19             --          --           200             2         4.02
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                             123,615          1,446        4.76        98,521           956         3.90
Noninterest-bearing liabilities:
   Demand deposits                        81,642                                   82,855
   Accounts and drafts payable           279,365                                  254,693
   Other liabilities                       8,010                                    5,877
----------------------------------------------------------------------------------------------------------------------
Total liabilities                        492,632                                  441,946
Shareholders' equity                      54,140                                   55,920
Total liabilities and
 shareholders' equity                   $546,772                                 $497,866
----------------------------------------------------------------------------------------------------------------------
Net interest income                                      $8,125                                  $7,488
Interest spread                                                        2.97%                                    3.54%
Net interest margin                                                    6.56%                                    6.60%
======================================================================================================================

1. Balances shown are daily averages.




2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2000 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $4,000 and $12,000 for the First Quarter of 2001 and 2000, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $123,000 and $39,000 for the First Quarter of 2001 and 2000, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investment securities.

ANALYSIS OF NET INTEREST INCOME CHANGES

    The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                                FIRST QUARTER
                                                                2001 OVER 2000
                                                   ====================================
(DOLLARS IN THOUSANDS)                              VOLUME1           RATE1      TOTAL
=======================================================================================
Increase (decrease) in interest income:
   Loans 2,3:
      Taxable                                        $1,137           $127      $1,264
      Tax-exempt 4                                      179             29         208
   Debt and equity securities:
      Taxable                                          (428)            29        (399)
      Tax-exempt 4                                       (2)             3           1
   Federal funds sold and other
      short-term investments                             89            (36)         53
---------------------------------------------------------------------------------------
Total interest income                                   975            152       1,127
---------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                      70             69         139
   Savings deposits                                     183            135         318
   Time deposits of $100 or more                         20              7          27
   Other time deposits                                    1              7           8
   Short-term borrowings                                 (1)            (1)         (2)
---------------------------------------------------------------------------------------
Total interest expense                                  273            217         490
---------------------------------------------------------------------------------------
Net interest income                                  $  702           $(65)     $  637
=======================================================================================


1. The change in interest due to both volume and rate has been allocated proportionately.
2.  Average balances include nonaccrual loans.
3.  Interest income includes net loan fees.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

    A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was no provision made for loan losses during the First Quarter of 2001 compared to a $100,000 provision during the First Quarter of 2000. Net loan recoveries were $3,000 compared to $27,000. The decrease in the provision made during 2001 relates to a reduction in the balance of potential problem loans from December 31, 2000 to March 31, 2001.

    The allowance for loan losses at March 31, 2001 was $4,900,000 and at December 31, 2000 was $4,897,000. The allowance for loan losses at March 31, 2001 and December 31, 2000 represented 1.32% of total loans outstanding. Nonperforming loans were $1,488,000 or .40% of average loans at March 31, 2001 compared to $1,131,000 or .30% of average loans for the year ended December 31, 2000.

    At March 31, 2001, impaired loans totaled $1,537,000 which includes $1,441,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $333,000 at March 31, 2001. The average balance of impaired loans during the First Quarter of 2001 and the First Quarter of 2000 was $1,563,000 and $179,000, respectively. This increase relates to the addition of several problem credits over the past year.

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

SUMMARY OF ASSET QUALITY

    The following table presents information as of and for the three month periods ended March 31, 2001 and 2000 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                              ============================
(DOLLARS IN THOUSANDS)                                             2001              2000
===========================================================================================
Allowance at beginning of period                               $  4,897          $  4,282

Provision charged to expense                                         --               100
   Loans charged off                                                 --                --
   Recoveries on loans previously charged off                         3                27
-------------------------------------------------------------------------------------------
   Net loan recoveries                                                3                27

Allowance at end of period                                     $  4,900          $  4,409
-------------------------------------------------------------------------------------------
Loans outstanding:
   Average                                                     $371,664          $304,850
   March 31                                                     373,448           320,378
Ratio of allowance for loan losses to loans outstanding:
   Average                                                         1.32%             1.45%
   March 31                                                        1.31%             1.38%
Nonperforming loans:
   Nonaccrual loans                                            $  1,441          $    167
   Loans past due 90 days or more                                    47                 6
-------------------------------------------------------------------------------------------
   Total                                                       $  1,488          $    173
-------------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                   .40%              .06%
===========================================================================================

    On January 2, 2001 the Bank foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. At the time of foreclosure, loans to this borrower amounted to $4,205,000. The Bank is currently stabilizing this business and operating it as Government e-Business. As of March 31, 2001 the investment in this subsidiary was $5,005,000. During the First Quarter of 2001, this subsidiary had a pre-tax loss of $263,000, which includes depreciation and amortization of $196,000.

NONINTEREST INCOME

    Noninterest income is principally derived from payment and processing fees. Total invoices processed by the Transportation Information Services unit were 4,858,000 for the First Quarter of 2001, a decrease of 16,000 or
 .3% compared to the First Quarter of 2000. Total dollar volume of invoices processed by the Transportation Information Services unit was $1,858,633,000, an increase of $56,695,000 or 3.1%. Total invoices processed by the Utility Information Services unit were 557,000, an increase of 166,000 or 42.5%. Total dollars processed by the Utility Information Services was $380,290,000, an increase of $157,341,000 or 70.6%. This excludes volume related to the Utility Navigator(R) purchase, which was processed under an interim agreement in the First Quarter of 2001. These figures also exclude any volume related to history data loading. The Company believes the inclusion of such data distorts processing volumes since it relates to one-time, non-repetitive processing and does not involve payment of any invoices.

    Total noninterest income was $5,740,000, a $15,000 or .3% decrease. Payment and processing revenue for the First Quarter of 2001 was $5,312,000, a $24,000 or .4% decrease compared to the First Quarter of 2000. Several factors caused this decrease. Although the dollar value of invoices processed increased, the Company continues to see decreases in invoices processed due to general economic conditions. Freight rating services revenue also decreased due to a change in strategic direction from selling rating software to a new Internet-based delivery system of carrier rates that offers expanded features and capabilities.

    Bank service fees for the First Quarter of 2001 were $316,000, a $18,000 or 5.4% decrease compared to the First Quarter of 2000. This decrease was attributable to a decrease in the fees received on credit card sales made by Bank customers.

NONINTEREST EXPENSE

    Total noninterest expense for the First Quarter of 2001 was $11,088,000, a $909,000 or 8.9% increase compared to the First Quarter of 2000.

    Salaries and benefits expense for the First Quarter of 2001 was $7,722,000, a $672,000 or 9.5% increase compared to the First Quarter of 2000. This increase was caused by expenses related to increased staff to support expanded operations of the Utility Information Services unit and to higher levels of overall technology staff.

    Occupancy expense for the First Quarter of 2001 was $461,000, a $27,000 or 6.2% increase compared to the First Quarter of 2000. This increase was caused mainly by increases in utility expenses and real estate taxes related to the purchase of the new facility in Columbus, Ohio.

    Equipment expense for the First Quarter of 2001 was $814,000, an increase of $62,000 or 8.2% compared to the First Quarter of 2000. This increase was due primarily to increased investments in information technology.

    Other noninterest expense for the First Quarter of 2001 was $2,091,000, an increase of $148,000 or 7.6% compared to the First Quarter of 2000. This increase was due primarily to increases in legal fees, telecommunication expenses, and travel expenses.

FINANCIAL CONDITION

    Total assets at March 31, 2001 were $540,710,000, a decrease of $36,176,000 or 6.3% from December 31, 2000. Loans, net of the allowance for loan losses, were $368,548,000, an increase of $1,225,000 or .3%. Total investments in debt and equity securities were $57,903,000, a $11,422,000 or 16.5% decrease. Federal Funds sold and other short-term investments were $56,980,000 a $37,271,000 or 39.5% decrease.

    Total deposits at March 31, 2001 were $196,425,000, a $16,241,000 or 7.6% decrease from December 31, 2000. Accounts and drafts payable were $281,070,000, a $21,770,000 or 7.2% decrease. Total shareholders' equity was $54,207,000, a $386,000 or .7% increase.

    The decrease in debt and equity securities is primarily due to the maturity of several large investments during the First Quarter of 2001.
The decrease in federal funds sold and other short-term investments relates primarily to the decrease in balances generated from deposits and accounts and drafts payable. The ending balances of accounts and drafts payable will fluctuate from period end to period end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable. The average balance of accounts and drafts payable increased $24,672,000 or 9.7%, from $254,693,000 to $279,365,000. The increase in total shareholders' equity resulted from net income of $1,750,000; an increase in other comprehensive income of $391,000; cash received from the exercise of stock options of $11,000 and the amortization of the stock bonus plan of $21,000; offset by the purchase of treasury shares for $1,131,000 (53,500 shares) and dividends paid of $656,000 ($.20 per share).

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, which consist of cash and due from banks, federal funds sold, and money market funds, were $81,890,000 or 15.1% of total assets at March 31, 2001. These funds represent the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

    Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities represented approximately $57,903,000 or 10.7% of total assets at March 31, 2001. Of this total, 42% were U.S. treasury securities, 55% were U.S. government agencies, and 3% were other securities. Of the total portfolio, 28% matures in one year, 60% matures in one to five years, and 12% matures in five or more years. At January 1, 2001 the Company transferred the remaining balance of held-to-maturity securities into available-for-sale securities upon adoption of SFAS 133. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with its reverse repurchase lines of credit.

    Cass Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $20,320,000. Additionally, Cass Bank has a line of credit at an unaffiliated financial institution in the maximum amount of $60,000,000 in reverse repurchase agreement lines with unaffiliated financial institutions.

    The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

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

    The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at March 31, 2001 and December 31, 2000:


MARCH 31, 2001                                           AMOUNT               RATIO
=====================================================================================
Total capital (to risk-weighted assets)
   Cass Information Systems, Inc.                      $53,829,000            12.81%
   Cass Commercial Bank                                 21,696,000            11.96
Tier I capital (to risk-weighted assets)
   Cass Information Systems, Inc.                      $48,929,000            11.65%
   Cass Commercial Bank                                 19,422,000            10.70
Tier I capital (to average assets)
   Cass Information Systems, Inc.                      $48,929,000             9.04%
   Cass Commercial Bank                                 19,422,000             8.31
=====================================================================================
DECEMBER 31, 2000                                        AMOUNT               RATIO
=====================================================================================
Total capital (to risk-weighted assets)
   Cass Information Systems, Inc.                      $57,712,000            13.55%
   Cass Commercial Bank                                 26,064,000            13.38
Tier I capital (to risk-weighted assets)
   Cass Information Systems, Inc.                      $52,815,000            12.40%
   Cass Commercial Bank                                 23,624,000            12.13
Tier I capital (to average assets)
   Cass Information Systems, Inc.                      $52,815,000            10.26%
   Cass Commercial Bank                                 23,624,000            10.52
=====================================================================================

INFLATION

    Inflation can impact the financial position and results of the operations of banks and bank holding companies because these companies hold monetary assets and monetary liabilities. Monetary assets and liabilities are those which can be converted into a fixed number of dollars, and include cash, investments, loans and deposits. The Company's consolidated balance sheets, reflect a net positive monetary position (monetary assets exceeding monetary liabilities). During periods of inflation, the holding of a net positive monetary position will result in an overall decline in the purchasing power of a company.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2001 has changed materially from that at December 31, 2000.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     CHANGES IN SECURITIES
            None

ITEM 3.     DEFAULTS IN SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   None

            (b) Cass Information Systems, Inc. did not file any reports on Form 8-K during the three-month period ended March 31, 2001.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CASS INFORMATION SYSTEMS, INC.

DATE: April 30, 2001          By     /s/Lawrence A. Collett
                                --------------------------------------
                                         Lawrence A. Collett
                                 Chairman and Chief Executive Officer



DATE: April 30, 2001          By      /s/Eric H. Brunngraber
                                --------------------------------------
                                         Eric H. Brunngraber
                                       Vice President-Secretary
                               (Chief Financial and Accounting Officer)