Form 10-Q
period 2001-06-30
CASS INFORMATION SYSTEMS INC
filed 2001-08-08
CIK 708781

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                             --------------------


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 2001
                         COMMISSION FILE NO. 2-80070


                             --------------------


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


      The number of shares outstanding of registrant's only class of stock as of July 31, 2001: Common stock, par value $.50 per share - 3,174,849 shares outstanding.






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
                                                   (Unaudited)
                                   (Dollars in Thousands except Per Share Data)

                                                                                        JUNE 30       DECEMBER 31
                                                                                          2001           2000
ASSETS
Cash and due from banks                                                                $ 24,454        $ 21,680
Federal funds sold and other short-term investments                                      80,637          94,251
                                                                                       --------        --------
    Cash and cash equivalents                                                           105,091         115,931
                                                                                       --------        --------
Investment in debt and equity securities:
    Held-to-maturity, fair value of $6,682
       at December 31, 2000                                                                  --           6,650
    Available-for-sale, at fair value                                                    44,416          62,675
                                                                                       --------        --------
          Total investment in debt and equity securities                                 44,416          69,325
                                                                                       --------        --------

Loans                                                                                   386,122         372,220
    Less:  Allowance for loan losses                                                      4,947           4,897
                                                                                       --------        --------
          Loans, net                                                                    381,175         367,323
                                                                                       --------        --------
Premises and equipment, net                                                              17,133          13,914
Accrued interest receivable                                                               2,527           3,528
Investment in unconsolidated subsidiary                                                   5,355              --
Other assets                                                                              7,658           6,865
                                                                                       --------        --------
            Total assets                                                               $563,355        $576,886
                                                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
-----------
Deposits:
    Noninterest-bearing                                                                $ 91,483        $ 99,941
    Interest-bearing                                                                    111,332         112,725
                                                                                       --------        --------
          Total deposits                                                                202,815         212,666
Accounts and drafts payable                                                             298,982         302,840
Short-term borrowings                                                                        25              --
Other liabilities                                                                         7,165           7,559
                                                                                       --------        --------
          Total liabilities                                                             508,987         523,065
                                                                                       --------        --------

Shareholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                                   --              --
Common stock, par value $.50 per share;
  20,000,000 shares authorized and
  4,000,000 shares issued                                                                 2,000           2,000
Surplus                                                                                   5,050           5,059
Retained earnings                                                                        61,393          59,177
Accumulated other comprehensive income                                                      505             159
Common shares in treasury, at cost (763,951 shares at
    June 30, 2001 and 655,089 shares at December 31, 2000)                              (14,518)        (12,480)
Unamortized stock bonus awards                                                              (62)            (94)
                                                                                       --------        --------
          Total shareholders' equity                                                     54,368          53,821
                                                                                       --------        --------
            Total liabilities and shareholders' equity                                 $563,355        $576,886
                                                                                       ========        ========

See accompanying notes to unaudited consolidated financial statements.

                                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)
                                   (Dollars in Thousands except Per Share Data)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30                       JUNE 30
                                                           ======================        ======================
                                                             2001           2000           2001           2000
INTEREST INCOME:
Interest and fees on loans                                 $ 7,395        $ 6,830        $14,942        $12,987
Interest and dividends on debt and equity securities:
    Taxable                                                    770          1,385          1,742          2,756
    Exempt from federal income taxes                            13             15             27             30
Interest on federal funds sold and
  other short-term investments                                 873            714          1,788          1,576
                                                           -------        -------        -------        -------
       Total interest income                                 9,051          8,944         18,499         17,349
                                                           -------        -------        -------        -------

INTEREST EXPENSE:
Interest on deposits                                           951          1,071          2,397          2,025
Interest on short-term borrowings                                1              5              1              7
                                                           -------        -------        -------        -------
       Total interest expense                                  952          1,076          2,398          2,032
                                                           -------        -------        -------        -------
          Net interest income                                8,099          7,868         16,101         15,317
Provision for loan losses                                       --            150             --            250
                                                           -------        -------        -------        -------
          Net interest income after provision
            for loan losses                                  8,099          7,718         16,101         15,067
                                                           -------        -------        -------        -------

NONINTEREST INCOME:
Freight and utility payment and processing revenue           5,154          4,849         10,466         10,185
Bank service fees                                              383            374            699            708
Other                                                          118             38            230            123
                                                           -------        -------        -------        -------
       Total noninterest income                              5,655          5,261         11,395         11,016
                                                           -------        -------        -------        -------

NONINTEREST EXPENSE:
Salaries and employee benefits                               7,663          6,957         15,385         14,007
Occupancy expense                                              427            443            888            877
Equipment expense                                              904            767          1,718          1,519
Other                                                        2,043          2,173          4,134          4,116
                                                           -------        -------        -------        -------
       Total noninterest expense                            11,037         10,340         22,125         20,519
                                                           -------        -------        -------        -------
          Income before income tax expense                   2,717          2,639          5,371          5,564
Income tax expense                                             942            919          1,846          1,988
                                                           -------        -------        -------        -------
          Net income                                       $ 1,775        $ 1,720        $ 3,525        $ 3,576
                                                           =======        =======        =======        =======


Earnings per share:
          Basic                                               $.54           $.49          $1.08          $1.00
          Diluted                                             $.54           $.48          $1.06           $.99

Weighted average shares outstanding:
          Basic                                          3,259,510      3,501,084      3,276,468      3,572,344
          Effect of stock options and awards                41,293         46,932         42,344         46,441
          Diluted                                        3,300,803      3,548,016      3,318,812      3,618,785



See accompanying notes to unaudited consolidated financial statements.

                                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                              (Dollars in Thousands)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30
                                                                                       ========================
                                                                                          2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  3,525        $  3,576
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization                                                       1,379           1,311
      Provision for loan losses                                                              --             250
      Amortization of stock bonus awards                                                     43              39
      Decrease (increase) in accrued interest receivable                                  1,001            (143)
      Decrease in deferred income                                                           (41)           (765)
      Deferred income tax expense (benefit)                                                (376)            262
      Increase (decrease) in income tax liability                                           236            (157)
      Change in other assets                                                             (1,615)            403
      Change in other liabilities                                                          (589)           (181)
      Other operating activities, net                                                      (203)            400
                                                                                       --------        --------
      Net cash provided by operating activities                                           3,360           4,995
                                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of debt and equity securities:
      Held-to-maturity                                                                       --          11,167
      Available-for-sale                                                                 25,410           4,498
Purchase of debt and equity securities available-for-sale                                    --         (18,889)
Net increase in loans                                                                   (18,057)        (49,959)
Purchases of premises and equipment, net                                                 (4,502)         (1,438)
                                                                                       --------        --------
         Net cash provided by (used in) investing activities                              2,851         (54,621)
                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing demand deposits                                      (8,458)        (16,444)
Net decrease in interest-bearing demand and savings deposits                             (4,163)           (491)
Net increase (decrease) in time deposits                                                  2,770            (294)
Net increase (decrease) in accounts and drafts payable                                   (3,858)         33,281
Net increase (decrease) in short-term borrowings                                             25            (208)
Cash proceeds from exercise of stock options                                                 11              47
Cash dividends paid                                                                      (1,309)         (1,423)
Purchase of common shares for treasury                                                   (2,069)         (4,786)
                                                                                       --------        --------
         Net cash provided by (used in) financing activities                            (17,051)          9,682
                                                                                       --------        --------
Net decrease in cash and cash equivalents                                               (10,840)        (39,944)
Cash and cash equivalents at beginning of period                                        115,931         124,217
                                                                                       --------        --------
Cash and cash equivalents at end of period                                             $105,091        $ 84,273
                                                                                       ========        ========

Supplemental information:

         Cash paid for interest                                                        $  2,425        $  2,035
         Cash paid for income taxes                                                       2,137           2,662
         Transfer of securities from held-to-maturity to available-for-sale               6,650              --
         Transfer of loans to investment in unconsolidated subsidiary                     4,205              --

See accompanying notes to unaudited consolidated financial statements.

               CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.
For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Impact of New Accounting Pronouncements

         In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

         SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $223,000 which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $30,000 and $15,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of

Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Financial Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which addresses certain issues causing implementation difficulties. The Company has adopted SFAS 133, as amended, effective January 1, 2001, but since the Company does not participate in any derivative or hedging activities, SFAS 133, as amended, had no impact on the Company's consolidated financial position and results of operations, except for the transfer of all held-to-maturity securities into available-for-sale securities as of January 1, 2001 as permitted by SFAS 133. At the time of the transfer the book value of the securities transferred was $6,650,000 and the fair value was $6,682,000. The difference was an unrealized gain recorded net of tax as other comprehensive income.

Note 3 - Loans by Type


(DOLLARS IN THOUSANDS)                   JUNE 30, 2001     DECEMBER 31, 2000
==============================================================================
Commercial and industrial                   $149,518            $136,482
Real estate:
   Mortgage                                  118,206             117,170
   Mortgage - Churches & Related              72,570              65,368
   Construction                               11,699               9,877
   Construction - Churches & Related          11,776              19,587
Industrial revenue bonds                      15,438              15,804
Installment                                    2,542               2,533
Other                                          4,373               5,399
------------------------------------------------------------------------------
Total loans                                 $386,122            $372,220
==============================================================================

Note 4 - Stock Repurchase Program

         On December 21, 1999 the Board of Directors authorized a stock repurchase program that would allow the repurchase of up to 200,000 shares of its common stock through December 31, 2000. On March 21, 2000 the Board of Directors authorized a 100,000 increase in the number of shares that can be purchased under the program. Along with the 300,000 shares authorized under the plan, the Board of Directors approved the repurchase of an additional 210,680 shares. During 2001 the Company repurchased 110,500 shares. Repurchases were made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

         For the three and six month periods ended June 30, 2001 and 2000, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and six month periods ended June 30, 2001 and 2000 is summarized as follows:

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30                    JUNE 30
                                                            ===================        ===================
(IN THOUSANDS)                                               2001         2000          2001         2000
=============================================================================================================
Net Income                                                  $1,775       $1,720        $3,525       $3,576

Other comprehensive income:

    Net unrealized gain (loss) on debt and equity
       securities available-for-sale, net of tax               (45)          73           346          (79)
-------------------------------------------------------------------------------------------------------------
          Total comprehensive income                        $1,730       $1,793        $3,871       $3,497
=============================================================================================================

Note 6 - Industry Segment Information

         The services provided by the Company are classified into three reportable segments: Transportation Information Services, Utility Information Services, and Banking Services. Each of these segments offers distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements.

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

         The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value. The Company initiated the reporting of information relating to the Utility Information Services unit in 2001 due to its growth and formalization of its existence as an operating unit. Previous period information has been restated to reflect this addition.

         All three segments market their services within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

         Summarized information about the Company's operations in each industry segment for the three and six month periods ended June 30, 2001 and 2000, is as follows:

                                    TRANSPORTATION      UTILITY
                                      INFORMATION     INFORMATION      BANKING                     ELIM-
(IN THOUSANDS)                         SERVICES         SERVICES       SERVICES     CORPORATE     INATIONS     TOTAL
=======================================================================================================================
Quarter Ended June 30, 2001
   Total Revenues                       $ 8,251         $1,897          $3,690        $452       $  (536)     $13,754
   Net Income                               784             45             958         (12)           --        1,775
Quarter Ended June 30, 2000
   Total Revenues                       $ 8,816         $  874          $3,352        $382       $  (445)     $12,979
   Net Income                             1,191           (257)            811         (25)           --        1,720
-----------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2001
   Total Revenues                       $16,955         $3,671          $7,067        $930       $(1,127)     $27,496
   Net Income                             1,744             43           1,762         (24)           --        3,525
Six Months Ended June 30, 2000
   Total Revenues                       $17,779         $1,747          $6,720        $770       $  (933)     $26,083
   Net Income                             2,348           (408)          1,684         (48)           --        3,576
-----------------------------------------------------------------------------------------------------------------------

Note 7 - Investment in Unconsolidated Subsidiary

         On January 2, 2001, the Company's Bank subsidiary foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. The Bank is currently stabilizing this business and operating it as Government e-Management Solutions, Inc. It is accounted for as an unconsolidated subsidiary.
At June 30, 2001 the investment in this subsidiary was $5,355,000.

Note 8 - Reclassifications

         Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation. Such reclassifications have no effect on previously reported net income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cass Information Systems, Inc. (the "Company") operates in three primary business segments: Transportation Information Services, Utility Information Services and through the Company's wholly owned subsidiary, Cass Commercial Bank ("Cass Bank"), Banking Services. The Company is a payment processing and information services company, whose operations include the processing and payment of freight and utility charges, preparation of management information, auditing and rating charges and other payment related activities for customers located throughout the United States. Cass Bank provides specialized banking services to privately held businesses located primarily in the St. Louis, Missouri metropolitan area and church and church-related entities located in the St. Louis metropolitan area and selected cities throughout the United States.

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

         The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2001 (the "Second Quarter of 2001") compared to the three-month period ended June 30, 2000 (the "Second Quarter of 2000") and the six-month period ended June 30, 2001 ("First Half of 2001") compared to the six-month period ended June 30, 2000 ("First Half of 2000"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2000 Annual Report on Form 10-K. Results of operations for the First Half of 2001 are not necessarily indicative of the results to be attained for any other period.


RESULTS OF OPERATIONS

NET INCOME

         The Company's net income was $1,775,000 for the Second Quarter of 2001, a $55,000 or 3.2% increase compared to net income of $1,720,000 for the Second Quarter of 2000. The Company's net income was $3,525,000 for the First Half of 2001, a $51,000 or 1.4% decrease compared to net income of $3,576,000 for the First Half of 2000. Diluted earnings per share was $.54 for the Second Quarter of 2001, a 12.5% increase compared to $.48 for the Second Quarter of 2000. Diluted earnings per share was $1.06 for the First Half of 2001, a 7.1% increase compared to $.99 for the First Half of 2000. The increase in net income in the Second Quarter of 2001 over the Second Quarter of 2000 was primarily a result of strong loan demand and an increase in earning assets. The decrease in net income in the First Half of 2001 from the First Half of 2000 was due primarily to decreases in the general level of interest rates and increased expenses related to an increased staff at CIS to support expanded operations. Return on average assets for the Second Quarter of 2001 was 1.27% compared to 1.39% for the Second Quarter of 2000. Return on average assets for the First Half of 2001 was 1.28% compared to 1.44% for the First Half of 2000. Return on average equity for the Second Quarter of 2001 was 12.89% compared to 12.78% for the Second Quarter of 2000. Return on average equity for the First Half of 2001 was 13.01% compared to 13.05% for the First Half of 2000.

NET INTEREST INCOME

Second Quarter of 2001 compared to Second Quarter of 2000:

         The Company's tax-equivalent net interest income increased
3.4% or $270,000 from $7,946,000 to $8,216,000.  Average earning assets increased 10.6% or $48,979,000 from $460,345,000 to $509,324,000.
The tax-equivalent net interest margin decreased from 6.94% to 6.49%. The average tax-equivalent yield on earning assets decreased from 7.88% to 7.24%. The average rate paid on interest-bearing liabilities decreased from 4.60% to 3.22%.

         The average balance of loans increased $55,173,000 from $323,549,000 to $378,722,000, investment in debt and equity securities decreased $39,860,000 from $90,159,000 to $50,299,000, and federal funds sold and other short-term investments increased $33,666,000 from $46,637,000 to $80,303,000. The average balance of noninterest bearing demand deposit accounts increased $9,682,000 from $80,504,000 to $90,186,000, accounts and drafts payable increased $25,906,000 from $263,156,000 to $289,062,000, and interest bearing liabilities increased $24,745,000 from $94,130,000 to $118,875,000.

The increase in average loans during this period was attributable to the Bank's marketing efforts, both in the commercial and church and church-related areas. The decrease in debt and equity securities and the increase in federal funds sold and other short term investments reflects management's asset allocation decisions given projected liquidity requirements, market interest rates and the attractiveness of alternative investments. Noninterest bearing demand and interest bearing liabilities have increased due to the Bank's increased marketing efforts to attract more deposits. The increase in average accounts and drafts payable relates to an increase in the dollar volume of transactions processed and lengthening of the payment cycle.

         The increases experienced during the Second Quarter of 2001 in net interest income was caused primarily by increases in the level of earning assets funded by the increase in accounts and drafts payable and interest-bearing liabilities and a shift in earning assets to higher yielding loans. The decrease in net interest margin was due primarily to a decline in the general level of interest rates. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable.
For more information please refer to the table on page 10.

First Half of 2001 compared to the First Half of 2000:

         The Company's tax-equivalent net interest income increased
5.9% or $907,000 from $15,434,000 to $16,341,000.  Average earning assets increased 10.5% or $48,175,000 from $458,342,000 to $506,517,000.
The tax-equivalent net interest margin decreased from 6.77% to 6.52%. The average tax-equivalent yield on earning assets decreased from 7.66% to 7.48%. The average rate paid on interest-bearing liabilities decreased from 4.24% to 4.00%.

         The average balance of loans increased $61,013,000 from $314,200,000 to $375,213,000, investment in debt and equity securities decreased $33,273,000 from $90,067,000 to $56,794,000, and federal funds sold and other short-term investments increased $20,435,000 from $54,075,000 to $74,510,000. The average balance of noninterest bearing demand deposit accounts increased $4,259,000 from $81,679,000 to $85,938,000, accounts and drafts payable increased $25,316,000 from $258,924,000 to $284,240,000, and interest-bearing liabilities increased $24,906,000 from $96,326,000 to $121,232,000.

         The increases and decreases experienced in account balances during the First Half of 2001 were attributable to the same factors as those described for the second quarter.

         The increases experienced during the First Half of 2001 in net interest income were also caused primarily by increases in the level of earning assets funded primarily by the increase in accounts and drafts payable and interest bearing liabilities and a shift in earning assets to higher yielding loans. The decrease in net interest margin was due primarily to a decline in the general level of interest rates. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. For more information please refer to the table on page 11.

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

                                                    SECOND QUARTER 2001                        SECOND QUARTER 2000
                                         ========================================      ==================================
                                                         INTEREST                                   INTEREST
                                           AVERAGE        INCOME/        YIELD/         AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                     BALANCE        EXPENSE          RATE         BALANCE      EXPENSE        RATE
=========================================================================================================================
ASSETS 1
Earning assets:
 Loans 2,3:
  Taxable                                 $363,270        $7,181            7.95%       $316,393     $6,730        8.56%
  Tax-exempt 4                              15,452           325            8.46           7,156        168        9.44
 Debt and equity securities 5:
  Taxable                                   49,259           770            6.29          88,977      1,386        6.27
  Tax-exempt 4                               1,040            19            7.35           1,182         24        8.17
 Federal funds sold and other
  short-term investments                    80,303           873            4.37          46,637        714        6.16
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                       509,324         9,168            7.24         460,345      9,022        7.88
Nonearning assets:
 Cash and due from banks                    24,805                                        22,494
 Premises and equipment, net                16,936                                         9,580
 Other assets                               15,596                                         9,977
 Allowance for loan losses                  (4,910)                                       (4,420)
-------------------------------------------------------------------------------------------------------------------------
Total assets                              $561,751                                      $497,976
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY 1
Interest-bearing liabilities:
 Interest-bearing demand
  deposits                                $ 57,093        $  433            3.05%       $ 42,367     $  440        4.18%
 Savings deposits                           52,278           397            3.05          45,290        556        4.94
 Time deposits of
  $100 or more                               5,827            72            4.97           2,424         32        5.31
 Other time deposits                         3,628            49            5.43           3,853         43        4.49
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits            118,826           951            3.22          93,934      1,071        4.59
 Short-term borrowings                          49             1            8.21             196          5       10.26
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                               118,875           952            3.22          94,130      1,076        4.60
Noninterest-bearing liabilities:
 Demand deposits                            90,186                                        80,504
 Accounts and drafts payable               289,062                                       263,156
 Other liabilities                           8,409                                         6,187
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                          506,532                                       443,977
Shareholders' equity                        55,219                                        53,999
Total liabilities and
 shareholders' equity                     $561,751                                      $497,976
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                       $8,216                                     $7,946
Interest spread                                                             4.02%                                  3.28%
Net interest margin                                                         6.49%                                  6.94%
=========================================================================================================================

1.    Balances shown are daily averages.

                                       -10-





2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2000 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $7,000 and $67,000 for the Second Quarter of 2001 and 2000, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $117,000 and $78,000 for the Second Quarter of 2001 and 2000, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                    FIRST HALF OF 2001                         FIRST HALF OF 2000
                                         ========================================      ==================================
                                                         INTEREST                                   INTEREST
                                           AVERAGE        INCOME/        YIELD/         AVERAGE      INCOME/       YIELD/
(DOLLARS IN THOUSANDS)                     BALANCE        EXPENSE          RATE         BALANCE      EXPENSE        RATE
=========================================================================================================================
ASSETS 1
Earning assets:
 Loans 2,3:
  Taxable                                 $359,636       $14,503            8.15%       $307,010    $12,788        8.38%
  Tax-exempt 4                              15,577           666            8.65           7,190        301        8.42
 Debt and equity securities 5:
 Taxable                                    55,708         1,742            6.32          88,862      2,757        6.24
 Tax-exempt 4                                1,086            40            7.45           1,205         44        7.34
 Federal funds sold and other
  short-term investments                    74,510         1,788            4.85          54,075      1,576        5.86
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                       506,517        18,739            7.48         458,342     17,466        7.66
Nonearning assets:
 Cash and due from banks                    21,608                                        24,695
 Premises and equipment, net                15,719                                         9,510
 Other assets                               15,363                                         9,746
 Allowance for loan losses                  (4,904)                                       (4,372)
-------------------------------------------------------------------------------------------------------------------------
Total assets                              $554,303                                      $497,921
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY 1
Interest-bearing liabilities:
 Interest-bearing demand
 deposits                                 $ 54,121       $   955            3.57%       $ 42,927    $   823        3.86%
 Savings deposits                           58,331         1,211            4.20          46,838      1,052        4.52
 Time deposits of
  $100 or more                               4,971           130            5.29           2,522         64        5.10
 Other time deposits                         3,775           101            5.41           3,841         86        4.50
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits            121,198         2,397            4.00          96,128      2,025        4.24
 Short-term borrowings                          34             1            5.95             198          7        7.11
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                               121,232         2,398            4.00          96,326      2,032        4.24
Noninterest-bearing liabilities:
 Demand deposits                            85,938                                        81,679
 Accounts and drafts payable               284,240                                       258,924
 Other liabilities                           8,262                                         6,032
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                          499,672                                       442,961
Shareholders' equity                        54,631                                        54,960
Total liabilities and
 shareholders' equity                     $554,303                                      $497,921
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $16,341                                    $15,434
Interest spread                                                             3.48%                                  3.42%
Net interest margin                                                         6.52%                                  6.77%
=========================================================================================================================






1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2000 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $11,000 and $79,000 for the First Half of 2001 and 2000, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $240,000 and $117,000 for the First Half of 2001 and 2000, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                    ANALYSIS OF NET INTEREST INCOME CHANGES

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                                                            SECOND QUARTER
                                                                                            2001 OVER 2000
                                                                               ==========================================
(DOLLARS IN THOUSANDS)                                                           VOLUME             RATE           TOTAL
=========================================================================================================================
Increase (decrease) in interest income:
   Loans 1,2:
      Taxable                                                                    $ 951              $(500)         $ 451
      Tax-exempt 3                                                                 176                (19)           157
   Debt and equity securities:
      Taxable                                                                     (621)                 5           (616)
      Tax-exempt 3                                                                  (3)                (2)            (5)
   Federal funds sold and other
      short-term investments                                                       410               (251)           159
-------------------------------------------------------------------------------------------------------------------------
Total interest income                                                              913               (767)           146
-------------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                                130               (137)            (7)
   Savings deposits                                                                 77               (236)          (159)
   Time deposits of $100 or more                                                    42                 (2)            40
   Other time deposits                                                              (3)                 9              6
   Short-term borrowings                                                            (3)                (1)            (4)
-------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                             243               (367)          (124)
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                                              $ 670              $(400)         $ 270
=========================================================================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

                                                                                              FIRST HALF
                                                                                            2001 OVER 2000
                                                                              ===========================================
(DOLLARS IN THOUSANDS)                                                           VOLUME             RATE           TOTAL
=========================================================================================================================
Increase (decrease) in interest income:
   Loans 1,2:
      Taxable                                                                  $ 2,038             $(323)        $ 1,715
      Tax-exempt 3                                                                 356                 9             365
   Debt and equity securities:
      Taxable                                                                   (1,058)               43          (1,015)
      Tax-exempt 3                                                                  (5)                1              (4)
   Federal funds sold and other
      short-term investments                                                       514              (302)            212
-------------------------------------------------------------------------------------------------------------------------
Total interest income                                                            1,845              (572)          1,273
-------------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                                196               (64)            132
   Savings deposits                                                                236               (77)            159
   Time deposits of $100 or more                                                    63                 3              66
   Other time deposits                                                              (2)               17              15
   Short-term borrowings                                                            (5)               (1)             (6)
-------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                             488              (122)            366
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                                            $ 1,357             $(450)        $   907
=========================================================================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

      A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was no provision made for loan losses during the Second Quarter of 2001 compared with a $150,000 provision made during the Second Quarter of 2000. There was no provision made for loan losses during the First Half of 2001 compared with a $250,000 provision made during the First Half of 2000. Net loan recoveries for the Second Quarter of 2001 were $47,000 compared to net loans charged off of $79,000 for the Second Quarter of 2000. Net loan recoveries for the First Half of 2001 were $50,000 compared to net loans charged off of $52,000 for the First Half of 2000. This, along with a reduction in the balance of potential problem loans from December 31, 2000 to June 30, 2001, resulted in a decrease in the provision made during 2001. Potential problem loans consist of nonperforming loans and other impaired loans.

      The allowance for loan losses at June 30, 2001 was $4,947,000 and at December 31, 2000 was $4,897,000. The allowance for loan losses at June 30, 2001 represented 1.28% of total loans outstanding compared to 1.32% at December 31, 2000. Nonperforming loans were $1,757,000 or .47% of average loans at June 30, 2001 compared to $1,131,000 or .34% of average loans at December 31, 2000.

      At June 30, 2001, impaired loans totaled $1,815,000 which included $1,757,000 of nonaccrual loans compared with impaired loans at December 31, 2000 of $5,394,000 which included $1,127,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $329,000 at June 30, 2001.

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

                           SUMMARY OF ASSET QUALITY

      The following table presents information as of and for the three and six month periods ended June 30, 2001 and 2000 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30                        JUNE 30
                                                              ===========================     =========================
(DOLLARS IN THOUSANDS)                                           2001             2000           2001          2000
=======================================================================================================================
Allowance at beginning of period                               $  4,900         $  4,409       $  4,897       $  4,282

Provision charged to expense                                         --              150             --            250

   Loans charged off                                                 --               82             --             82
   Recoveries on loans previously charged off                        47                3             50             30
-----------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recovered)                                   (47)              79            (50)            52

Allowance at end of period                                     $  4,947         $  4,480       $  4,947       $  4,480
-----------------------------------------------------------------------------------------------------------------------
Loans outstanding:
   Average                                                     $378,722         $323,549       $375,213       $314,200
   June 30                                                      386,122          328,250        386,122        328,250
Ratio of allowance for loan losses to loans outstanding:
   Average                                                         1.31%            1.38%          1.32%          1.43%
   June 30                                                         1.28             1.36           1.28           1.36
Nonperforming loans:
   Nonaccrual loans                                            $  1,757         $    989       $  1,757       $    989
   Loans past due 90 days or more                                    --               --             --             --
-----------------------------------------------------------------------------------------------------------------------
   Total                                                       $  1,757         $    989       $  1,757       $    989
-----------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                   .46%             .31%           .47%           .31%
=======================================================================================================================

      On January 2, 2001, the Bank foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. At the time of foreclosure, loans to this borrower amounted to $4,205,000. The Bank is currently stabilizing this business and operating it as Government e-Management Solutions. As of June 30, 2001 the investment in this subsidiary was $5,355,000. During the First Half of 2001, this subsidiary had a loss of $487,000, which includes depreciation and amortization of $738,000.

NONINTEREST INCOME

      Noninterest income is principally derived from payment and processing fees. Processing volumes related to these fees for the three and six month periods ended June 30, 2001 and 2000 are as follows:

                                                    THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          JUNE 30                                 JUNE 30
                                         ======================================== ========================================
                                                                             %                                        %
(IN THOUSANDS)                                2001         2000           CHANGE      2001          2000           CHANGE
================================================================================= ========================================
Transportation Information Services:
   Invoice Bill Volume                         5,140         4,729        8.7%          9,998         9,603         4.1%
   Invoice Dollar Volume                  $1,808,533    $1,816,185        (.4%)    $3,667,166    $3,618,123         1.4%

Utility Information Services:
   Invoice Bill Volume                           604           408       48.0%          1,235           799        54.6%
   Invoice Dollar Volume                  $  387,949    $  232,889       66.6%     $  830,429    $  455,838        82.2%


      These figures exclude any volume related to history data loading. The Company believes the inclusion of such data distorts processing volumes since it relates to one-time, non-repetitive processing and does not involve payment of any invoices.

      Total noninterest income for the Second Quarter of 2001 was $5,655,000, a $394,000 or 7.5% increase compared with the Second Quarter of 2000. Total noninterest income for the First Half of 2001 was $11,395,000, a $379,000 or 3.4% increase compared to the First Half of 2000. CIS payment and processing revenue for the Second Quarter of 2001 was $5,154,000, a $305,000 or 6.3% increase compared to the Second Quarter of 2000. CIS payment and processing revenue for the First Half of 2001 was $10,466,000, a $281,000 or 2.8%
increase compared to the First Half of 2000.   These increases were primarily
derived from the growth in fee income from utility payment services and were partially offset by decreases in freight payment services. The decrease in freight payment fees was due to a slowing of the economy and a change in the fee mix of items processed with a greater percentage of EDI (Electronic Data Interchange) transactions processed in 2001. EDI transactions have lower processing requirements and therefore lower fees. Freight rating services revenue also decreased due to a change in strategic direction from selling rating software to a new Internet-based delivery system of carrier rates that offers expanded features and capabilities.

      Bank service fees for the Second Quarter of 2001 were $383,000, a $9,000 or 2.4% increase compared to the Second Quarter of 2000. During the First Half of 2001 these fees were $699,000, a $9,000 or 1.3% decrease compared to the First Half of 2000.

NONINTEREST EXPENSE

      Total noninterest expense for the Second Quarter of 2001 was $11,037,000, a $697,000 or 6.7% increase compared to the Second Quarter of 2000. Total noninterest expense for the First Half of 2001 was $22,125,000, a $1,606,000 or 7.8% increase compared to the First Half of 2000.

      Salaries and benefits expense for the Second Quarter of 2001 was $7,663,000, a $706,000 or 10.1% increase compared to the Second Quarter of 2000. Salaries and benefits expense for the First Half of 2001 was $15,385,000, a $1,378,000 or 9.8% increase compared to the First Half of 2000. These increases in expense were caused by annual pay increases and expenses related to an increased staff at the Company's new utility processing facility in Columbus, Ohio.

      Occupancy expense for the Second Quarter of 2001 was $427,000, a $16,000 or 3.6% decrease compared to the Second Quarter of 2000. Occupancy expense for the First Half of 2001 was $888,000, a $11,000 or 1.3% increase compared to the First Half of 2000. The decrease in the Second Quarter of 2001 relates primarily to a decrease in rent expense the Company experienced after moving its Columbus operations from leased space to a newly acquired building. The increase in the First Half of 2001 compared to the First Half of 2000 was primarily due to expenses related to moving the Columbus operations to the new building.

      Equipment expense for the Second Quarter of 2001 was $904,000, an increase of $137,000 or 17.9% compared to the Second Quarter of 2000. Equipment expense for the First Half of 2001 was $1,718,000, an increase of $199,000 or 13.1% compared to the First Half of 2000. These increases were due primarily to increased investments in information technology.

      Other noninterest expense for the Second Quarter of 2001 was $2,043,000, a decrease of $130,000 or 6.0% compared to the Second Quarter of 2000. Other noninterest expense for the First Half of 2001 was $4,134,000, a slight increase of $18,000 or .4% compared to the First Half of 2000. The decrease experienced in the Second Quarter of 2001 compared to the Second Quarter of 2000 was due primarily to decreases in consulting fees and telecommunication costs.

FINANCIAL CONDITION

      Total assets at June 30, 2001 were $563,355,000, a decrease of $13,531,000 or 2.4% from December 31, 2000. Loans, net of the allowance for loan losses, at June 30, 2001 were $381,175,000, an increase of $13,852,000 or 3.8% from December 31, 2000. Total investments in debt and equity securities at June 30, 2001 were $44,416,000, a $24,909,000 or 35.9% decrease from December 31, 2000. Federal Funds sold and other short-term investments at June 30, 2001 were $80,637,000 a $13,614,000 or 14.4% decrease from
December 31, 2000.

      Total deposits at June 30, 2001 were $202,815,000, a $9,851,000 or 4.6%
decrease from December 31, 2000. Accounts and drafts payable were $298,982,000, a $3,858,000 or 1.3% decrease from December 31, 2000. Total shareholders' equity at June 30, 2001 was $54,368,000, a $547,000 or 1.0%
increase from December 31, 2000.

      The increase in loans is related to the successful expansion of the church and church-related ministries unit and increases in loans to privately held businesses from Cass Bank's ongoing marketing efforts. The decrease in federal funds sold and other short-term investments relate to the increase in loans and decrease in deposits and accounts and drafts payable. The decrease in deposits reflects normal daily and seasonal fluctuations. The ending balances of accounts and drafts payable will fluctuate from period end to period end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable. The increase in total shareholders' equity resulted from net income of $3,525,000; an increase in other comprehensive income of $346,000; the amortization of the stock bonus plan of $43,000; and cash received from the exercise of stock options of $11,000; offset by the purchase of treasury shares for $2,069,000 (100,500 shares); and dividends paid of $1,309,000 ($.40 per share).

LIQUIDITY AND CAPITAL RESOURCES

      The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds, and were $105,091,000 at June 30, 2001, a decrease of $10,840,000 or
9.4% from December 31, 2001. At June 30, 2001 these assets represented 18.7% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

      Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities were $44,416,000 at June 30, 2001, a decrease of $24,909,000 or 35.9% from
December 31, 2001. These assets represented 7.9% of total assets at June 30, 2001. Of this total, 46% were U.S. treasury securities, 50% were U.S. government agencies, and 4% were other securities. Of the total portfolio, 41% matures in one year, 43% matures in one to five years, and 16% matures in five or more years. At January 1, 2001 the Company transferred the remaining balance of held-to-maturity securities into available-for-sale securities. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with its reverse repurchase lines of credit.

      Cass Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $20,320,000. Additionally, Cass Bank has a line of credit at an unaffiliated financial institution in the maximum amount of $60,000,000 collateralized by securities sold under repurchase agreements.

      The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by CIS has also historically been a stable source of funds.

      Net cash provided by operating activities totaled $3,360,000 for the First Half of 2001, compared to $4,995,000 for the First Half of 2000. Net cash provided by investing activities was $2,851,000 for the First Half of 2001, compared with net cash used in investing activities of $54,621,000 for the First Half of 2000. Net cash used in financing activities for the First Half of 2001 was $17,051,000, compared with net cash provided in financing activities of $9,682,000 for the First Half of 2000. The increase in net cash provided by investing activities relates primarily to the maturity of available-for-sale debt securities in the First Half of 2001 and a greater increase in loans in the First Half of 2000. The increase in net cash used in financing activities relates primarily to the decrease in deposits and accounts and drafts payable along with the Company's repurchase of common shares for treasury.

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

      The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 2001 and December 31, 2000:


JUNE 30, 2001                                                  AMOUNT                     RATIO
=================================================================================================
Total capital (to risk-weighted assets)
      Cass Information Systems, Inc.                         $52,657,000                  12.06%
      Cass Commercial Bank                                    22,446,000                  11.59
Tier I capital (to risk-weighted assets)
      Cass Information Systems, Inc.                         $47,710,000                  10.93%
      Cass Commercial Bank                                    20,030,000                  10.34
Tier I capital (to average assets)
      Cass Information Systems, Inc.                         $47,710,000                   8.70%
      Cass Commercial Bank                                    20,030,000                   8.51
=================================================================================================


DECEMBER 31, 2000                                              AMOUNT                     RATIO
=================================================================================================
Total capital (to risk-weighted assets)
      Cass Information Systems, Inc.                         $57,712,000                  13.55%
      Cass Commercial Bank                                    26,064,000                  13.38
Tier I capital (to risk-weighted assets)
      Cass Information Systems, Inc.                         $52,815,000                  12.40%
      Cass Commercial Bank                                    23,624,000                  12.13
Tier I capital (to average assets)
      Cass Information Systems, Inc.                         $52,815,000                  10.26%
      Cass Commercial Bank                                    23,624,000                  10.52
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2001 has changed materially from that at December 31, 2000.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     CHANGES IN SECURITIES
            None

ITEM 3.     DEFAULTS IN SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            At the annual meeting of the shareholders of Cass Information Systems, Inc. held on April 16, 2001, the following proposals were voted on and approved:

            The following is a summary of votes cast. No broker non-votes were received.

                                                                                            Withheld
                                                                                          Authority /
                                                                           For              Against         Abstentions
                                                                     ----------------    -------------     -------------
            1.  Proposal to elect three Directors for a term
                of three years ending 2004;

                Lawrence A. Collett                                     2,604,936            5,970            671,543
                Irving A. Shepard                                       2,585,338           25,568            671,543
                Andrew J. Signorelli                                    2,585,738           25,168            671,543

            2.  Proposal to ratify the selection of KPMG LLP
                as independent accountants for 2001.                    2,560,367            1,953            720,129



ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)   None

            (b) Cass Information Systems, Inc. did not file any reports on Form 8-K during the three-month period ended June 30, 2001.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CASS INFORMATION SYSTEMS, INC.

DATE:   August 8, 2001         By          Lawrence A. Collett
                                 ---------------------------------------
                                           Lawrence A. Collett
                                  Chairman and Chief Executive Officer



DATE:   August 8, 2001         By          Eric H. Brunngraber
                                 ---------------------------------------
                                           Eric H. Brunngraber
                                        Vice President-Secretary
                                (Chief Financial and Accounting Officer)