Form 10-Q
period 2001-09-30
CASS INFORMATION SYSTEMS INC
filed 2001-10-31
CIK 708781

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -----------------


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                         COMMISSION FILE NO. 2-80070

                              -----------------


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


    The number of shares outstanding of registrant's only class of stock as of October 30, 2001: Common stock, par value $.50 per share - 3,181,815 shares outstanding.







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
                                             (Unaudited)
                             (Dollars in Thousands except Per Share Data)

                                                                       SEPTEMBER 30       DECEMBER 31
                                                                           2001               2000
ASSETS
Cash and due from banks                                                  $ 31,758          $ 21,680
Federal funds sold and other short-term investments                        56,820            94,251
                                                                         --------          --------
      Cash and cash equivalents                                            88,579           115,931
                                                                         --------          --------
Investment in debt and equity securities:
      Held-to-maturity, fair value of $6,682
         at December 31, 2000                                                  --             6,650
      Available-for-sale, at fair value                                    94,967            62,675
                                                                         --------          --------
            Total investment in debt and equity securities                 94,967            69,325
                                                                         --------          --------

Loans                                                                     370,912           372,220
      Less:  Allowance for loan losses                                      4,901             4,897
                                                                         --------          --------
            Loans, net                                                    366,011           367,323
                                                                         --------          --------
Premises and equipment, net                                                17,394            13,914
Accrued interest receivable                                                 2,905             3,528
Investment in unconsolidated subsidiary                                     5,000                --
Other assets                                                                9,424             6,865
                                                                         --------          --------
               Total assets                                              $584,280          $576,886
                                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
-----------
Deposits:
      Noninterest-bearing                                                $ 98,338          $ 99,941
      Interest-bearing                                                    118,588           112,725
                                                                         --------          --------
            Total deposits                                                216,926           212,666
Accounts and drafts payable                                               304,603           302,840
Short-term borrowings                                                       1,000                --
Other liabilities                                                           6,729             7,559
                                                                         --------          --------
            Total liabilities                                             529,258           523,065
                                                                         --------          --------

Shareholders' Equity:
--------------------
Preferred stock, par value $.50 per share; 2,000,000
     shares authorized and no shares issued                                     --                --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                  2,000             2,000
Additional paid-in capital                                                  4,997             5,059
Retained earnings                                                          62,653            59,177
Accumulated other comprehensive income                                      1,009               159
Common shares in treasury, at cost (818,185 shares at
   September 30, 2001 and 655,089 shares at December 31, 2000)            (15,597)          (12,480)
Unamortized stock bonus awards                                                (40)              (94)
                                                                         --------          --------
            Total shareholders' equity                                     55,022            53,821
                                                                         --------          --------
               Total liabilities and shareholders' equity                $584,280          $576,886
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

                                   CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)
                                    (Dollars in Thousands except Per Share Data)

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30                  SEPTEMBER 30
                                                               ======================        ======================
                                                                 2001           2000           2001           2000
INTEREST INCOME:
Interest and fees on loans                                     $ 7,303        $ 7,164        $22,245        $20,151
Interest and dividends on debt and equity securities:
      Taxable                                                    1,186          1,283          2,928          4,039
      Exempt from federal income taxes                              12             14             39             44
Interest on federal funds sold and
   other short-term investments                                    529            999          2,317          2,575
                                                               -------        -------        -------        -------
         Total interest income                                   9,030          9,460         27,529         26,809
                                                               -------        -------        -------        -------

INTEREST EXPENSE:
Interest on deposits                                               821          1,464          3,218          3,489
Interest on short-term borrowings                                    4             13              5             20
                                                               -------        -------        -------        -------
         Total interest expense                                    825          1,477          3,223          3,509
                                                               -------        -------        -------        -------
            Net interest income                                  8,205          7,983         24,306         23,300
Provision for loan losses                                           60            100             60            350
                                                               -------        -------        -------        -------
            Net interest income after provision
              for loan losses                                    8,145          7,883         24,246         22,950
                                                               -------        -------        -------        -------

NONINTEREST INCOME:
Freight and utility payment and processing revenue               5,429          4,651         15,895         14,836
Bank service fees                                                  412            346          1,111          1,054
Other                                                               45             69            275            192
                                                               -------        -------        -------        -------
         Total noninterest income                                5,886          5,066         17,281         16,082
                                                               -------        -------        -------        -------

NONINTEREST EXPENSE:
Salaries and employee benefits                                   7,514          7,099         22,899         21,106
Occupancy expense                                                  420            457          1,308          1,334
Equipment expense                                                  960            772          2,678          2,291
Other                                                            2,206          1,955          6,340          6,071
                                                               -------        -------        -------        -------
         Total noninterest expense                              11,100         10,283         33,225         30,802
                                                               -------        -------        -------        -------
            Income before income tax expense                     2,931          2,666          8,302          8,230
Income tax expense                                               1,035            946          2,881          2,934
                                                               -------        -------        -------        -------
            Net income                                         $ 1,896        $ 1,720        $ 5,421        $ 5,296
                                                               =======        =======        =======        =======

Earnings per share:
            Basic                                                 $.60           $.50          $1.67          $1.50
            Diluted                                               $.59           $.49          $1.65          $1.48

Weighted average shares outstanding:
            Basic                                            3,184,804      3,435,722      3,245,577      3,526,471
            Effect of stock options and awards                  37,639         46,556         40,707         46,479
            Diluted                                          3,222,443      3,482,278      3,286,284      3,572,950



See accompanying notes to unaudited consolidated financial statements.

                                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                              (Dollars in Thousands)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                     ==========================
                                                                                        2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  5,421         $  5,296
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                                    2,256            1,950
       Provision for loan losses                                                           60              350
       Amortization of stock bonus awards                                                  64               60
       Decrease (increase) in accrued interest receivable                                 623             (597)
       Decrease (increase) in accounts receivable                                      (2,086)             482
       Decrease in deferred income                                                       (210)          (1,075)
       Deferred income tax benefit                                                       (117)            (366)
       Increase (decrease) in income tax liability                                        633             (126)
       Change in other assets                                                          (1,224)              23
       Change in other liabilities                                                     (1,253)             787
       Other operating activities, net                                                   (433)             (30)
                                                                                     --------         --------
       Net cash provided by operating activities                                        3,734            6,754
                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of debt and equity securities:
       Held-to-maturity                                                                    --           15,664
       Available-for-sale                                                              26,040            6,664
Purchase of debt and equity securities available-for-sale                             (50,461)         (18,889)
Net increase in loans                                                                  (2,953)         (69,867)
Purchases of premises and equipment, net                                               (5,572)          (2,717)
                                                                                     --------         --------
          Net cash used in investing activities                                       (32,946)         (69,145)
                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing demand deposits                                    (1,603)         (10,825)
Net increase (decrease) in interest-bearing demand and savings deposits                  (504)          17,388
Net increase (decrease) in time deposits                                                6,367             (358)
Net increase in accounts and drafts payable                                             1,763           45,245
Net increase (decrease) in short-term borrowings                                        1,000             (208)
Cash proceeds from exercise of stock options                                               61               47
Cash dividends paid                                                                    (1,944)          (2,110)
Purchase of common shares for treasury                                                 (3,280)          (6,715)
                                                                                     --------         --------
          Net cash provided by financing activities                                     1,860           42,464
                                                                                     --------         --------
Net decrease in cash and cash equivalents                                             (27,352)         (19,927)
Cash and cash equivalents at beginning of period                                      115,931          124,217
                                                                                     --------         --------
Cash and cash equivalents at end of period                                           $ 88,579         $104,290
                                                                                     ========         ========

Supplemental information:

          Cash paid for interest                                                     $  3,200         $  3,476
          Cash paid for income taxes                                                    2,737            3,512
          Transfer of securities from held-to-maturity to available-for-sale            6,682               --
          Transfer of loans to investment in unconsolidated subsidiary                  4,205               --

See accompanying notes to unaudited consolidated financial statements.

               CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and related footnotes included in the Cass Information System, Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2000.

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

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $223,000 which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $30,000 and $23,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Note 3 - Loans by Type


(IN THOUSANDS)                         SEPTEMBER 30, 2001      DECEMBER 31, 2000
====================================================================================
Commercial and industrial                   $130,397                $136,482
Real estate:
   Mortgage                                  134,487                 117,170
   Mortgage - Churches & Related              72,007                  65,368
   Construction                                8,575                   9,877
   Construction - Churches & Related          12,990                  19,587
Industrial revenue bonds                       6,401                  15,804
Installment                                    2,455                   2,533
Other                                          3,600                   5,399
------------------------------------------------------------------------------------
Total loans                                 $370,912                $372,220
====================================================================================

Note 4 - Stock Repurchase Program

         On December 21, 1999 the Board of Directors authorized a stock repurchase program that would allow the repurchase of up to 200,000 shares of its common stock through December 31, 2000. On March 21, 2000 the Board of Directors authorized a 100,000 increase in the number of shares that can be purchased under the program. Along with the 300,000 shares authorized under the plan, the Board of Directors approved the repurchase of an additional 261,880 shares. For the nine month period ended September 30, 2001 the Company has repurchased 161,700 shares. Repurchases were made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

         For the three and nine month periods ended September 30, 2001 and 2000, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 is summarized as follows:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30               SEPTEMBER 30
                                                         ==================         =================
(IN THOUSANDS)                                            2001        2000           2001        2000
========================================================================================================

Net Income                                               $1,896      $1,720         $5,421      $5,296

Other comprehensive income:

    Net unrealized gain on debt and equity
       securities available-for-sale, net of tax            504         194            850         115
--------------------------------------------------------------------------------------------------------
       Total comprehensive income                        $2,400      $1,914         $6,271      $5,411
========================================================================================================

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

         Summarized information about the Company's operations in each industry segment for the three and nine month periods ended September 30, 2001 and 2000, is as follows:

                                          TRANSPORTATION     UTILITY
                                            INFORMATION    INFORMATION    BANKING                  ELIM-
(IN THOUSANDS)                               SERVICES       SERVICES      SERVICES   CORPORATE    INATIONS     TOTAL
=======================================================================================================================
Three Months Ended September 30, 2001
   Total Revenues                             $ 8,335       $1,969        $ 3,828     $  521     $  (622)     $14,031
   Net Income                                     816           33          1,060        (13)         --        1,896
Three Months Ended September 30, 2000
   Total Revenues                             $ 8,713       $1,033        $ 3,269     $  372     $  (438)     $12,949
   Net Income                                     880           75            789        (24)         --        1,720
-----------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001
   Total Revenues                             $25,290       $5,640        $10,895     $1,451     $(1,749)     $41,527
   Net Income                                   2,560           76          2,822        (37)         --        5,421
Nine Months Ended September 30, 2000
   Total Revenues                             $26,492       $2,780        $ 9,989     $1,142     $(1,371)     $39,032
   Net Income                                   3,228         (333)         2,473        (72)         --        5,296
=======================================================================================================================

Note 7 - Investment in Unconsolidated Subsidiary

         On January 2, 2001, the Company's Bank subsidiary foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. The Bank is currently stabilizing this business and operating it as Government e-Management Solutions, Inc. It is accounted for as an unconsolidated subsidiary.
At September 30, 2001 the investment in this subsidiary was $5,000,000.

Note 8 - Reclassifications

         Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation. Such reclassifications have no effect on previously reported net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates in three primary business segments:
Transportation Information Services, Utility Information Services and through the Company's wholly owned subsidiary, Cass Commercial Bank ("Cass Bank"), Banking Services. The Company is a payment processing and information services company, whose operations include the processing and payment of freight and utility invoices, preparation of management information, auditing and rating invoices and other payment related activities for customers located throughout the United States. Cass Bank provides specialized banking services to privately held businesses located primarily in the St. Louis, Missouri metropolitan area and church and church-related entities located in the St. Louis metropolitan area and selected cities throughout the United States.

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

         The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2001 (the "Third Quarter of 2001") compared to the three-month period ended September 30, 2000 (the "Third Quarter of 2000") and the nine-month period ended September 30, 2001 ("First Nine Months of 2001") compared to the nine-month period ended September 30, 2000 ("First Nine Months of 2000"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2000 Annual Report on Form 10-K. Results of operations for the First Nine Months of 2001 are not necessarily indicative of the results to be attained for any other period.

RESULTS OF OPERATIONS

NET INCOME

         The Company's net income was $1,896,000 for the Third Quarter of 2001, a $176,000 or 10.2% increase compared to net income of $1,720,000 for the Third Quarter of 2000. The Company's net income was $5,421,000 for the First Nine Months of 2001, a $125,000 or 2.4% increase compared to net income of $5,296,000 for the First Nine Months of 2000. Diluted earnings per share was $.59 for the Third Quarter of 2001, a 20.4% increase compared to $.49 for the Third Quarter of 2000. Diluted earnings per share was $1.65 for the First Nine Months of 2001, a 11.5% increase compared to $1.48 for the First Nine Months of 2000. The increase in net income was primarily a result of an increase in both fee and net interest income. Return on average assets for the Third Quarter of 2001 was 1.31% compared to 1.34% for the Third Quarter of 2000. Return on average assets for the First Nine Months of 2001 was 1.29% compared to 1.41% for the First Nine Months of 2000. Return on average equity for the Third Quarter of 2001 was 13.70% compared to 12.76% for the Third Quarter of 2000. Return on average equity for the First Nine Months of 2001 was 13.24% compared to 12.98% for the First Nine Months of 2000.

NET INTEREST INCOME

Third Quarter of 2001 compared to Third Quarter of 2000:

         The Company's tax-equivalent net interest income increased 2.9% or $234,000 from $8,039,000 to $8,273,000. Average earning assets increased 8.6% or $41,203,000 from $478,840,000 to $520,043,000. The tax-equivalent net interest margin decreased from 6.68% to 6.33%. The average tax-equivalent yield on earning assets decreased from 7.91% to 6.96%. The average rate paid on interest-bearing liabilities decreased from 5.32% to 2.74%.

         The average balances of loans increased $45,028,000 from $334,364,000 to $379,392,000, investment in debt and equity securities decreased $940,000 from $82,429,000 to $81,489,000, and federal funds sold and other short-term investments decreased $2,885,000 from $62,047,000 to $59,162,000. The average balance of noninterest bearing demand deposit accounts increased $18,685,000 from $74,902,000 to $93,587,000, accounts and drafts payable increased $30,265,000 from $267,743,000 to $298,008,000, and interest bearing liabilities increased $9,393,000 from $110,435,000 to $119,828,000.

         The increase in average loan balances during this period was attributable to the Bank's marketing efforts, both in the commercial and church and church-related areas. The decrease in debt and equity securities and federal funds sold and other short term investments reflects management's asset allocation decisions given projected liquidity requirements, market interest rates and the attractiveness of alternative investments.
Noninterest bearing demand and interest bearing liabilities have increased due to the Bank's increased marketing efforts to attract more deposits and the fact that many bank customers maintain higher noninterest bearing balances to compensate the Bank for services and to avoid higher services fees in a lower rate environment. The increase in average accounts and drafts payable relates to increases in utility dollar volume processed and a lengthening of the time the Company has funds available to complete payment of freight invoices.

         The increases experienced during the Third Quarter of 2001 in net interest income was caused primarily by increases in the level of earning assets funded by the increase in demand deposits, accounts and drafts payable and interest-bearing liabilities and a shift in earning assets to higher yielding loans and also to a decrease in rates paid on deposits. The decrease in net interest margin was due primarily to a decline in the general level of interest rates. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. For more information please refer to the table on page 10.

First Nine Months of 2001 compared to the First Nine Months of 2000:

         The Company's tax-equivalent net interest income increased 4.9% or $1,141,000 from $23,473,000 to $24,614,000. Average earning assets increased 9.9% or $45,942,000 from $465,133,000 to $511,075,000. The tax-equivalent net interest margin decreased from 6.74% to 6.46%. The average tax-equivalent yield on earning assets decreased from 7.75% to 7.30%. The average rate paid on interest-bearing liabilities decreased from 4.64% to 3.58%.

         The average balances of loans increased $55,713,000 from $320,908,000 to $376,621,000, investment in debt and equity securities decreased $22,369,000 from $87,485,000 to $65,116,000, and federal funds sold and other short-term investments increased $12,598,000 from $56,740,000 to $69,338,000. The average balance of noninterest bearing demand deposit accounts increased $9,127,000 from $79,388,000 to $88,515,000, accounts and drafts payable increased $27,047,000 from $261,833,000 to $288,880,000, and interest-bearing liabilities increased $19,716,000 from $101,043,000 to $120,759,000.

         The increases and decreases experienced in account balances during the First Nine Months of 2001 were attributable to the same factors as those described for the third quarter, except that the average balance of federal funds sold and other short-term investments was higher for the First Nine Months of 2001 compared with the corresponding period for 2000. Investments made during the Third Quarter of 2001 have shifted from these funds to longer term, higher yielding investment securities.

         The increases experienced during the First Nine Months of 2001 in net interest income were also caused primarily by increases in the level of earning assets funded primarily by the increase in demand deposits, accounts and drafts payable and interest bearing liabilities and a shift in earning assets to higher yielding loans and also to a decrease in rates paid on deposits. The decrease in net interest margin was due primarily to a decline in the general level of interest rates. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. For more information please refer to the table on page 11.

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

                                                      THIRD QUARTER 2001                     THIRD QUARTER 2000
                                              =================================      =================================
                                                           INTEREST                               INTEREST
                                               AVERAGE      INCOME/     YIELD/        AVERAGE      INCOME/     YIELD/
(DOLLARS IN THOUSANDS)                         BALANCE      EXPENSE      RATE         BALANCE      EXPENSE      RATE
=======================================================================================================================
ASSETS 1
Earning assets:
      Loans 2,3:
         Taxable                              $370,721      $7,185       7.71%       $327,283      $7,068       8.59%
         Tax-exempt 4                            8,671         178       8.17           7,081         145       8.15
   Debt and equity securities 5:
         Taxable                                80,449       1,187       5.87          81,247       1,282       6.28
         Tax-exempt 4                            1,040          18       6.89           1,182          22       7.40
   Federal funds sold and other
      short-term investments                    59,162         529       3.56          62,047         999       6.41
-----------------------------------------------------------------------------------------------------------------------
Total earning assets                           520,043       9,097       6.96         478,840       9,516       7.91
Nonearning assets:
   Cash and due from banks                      24,764                                 17,858
   Premises and equipment, net                  17,498                                  9,836
   Other assets                                 16,516                                 10,371
   Allowance for loan losses                    (4,921)                                (4,476)
-----------------------------------------------------------------------------------------------------------------------
Total assets                                  $573,900                               $512,429
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY 1
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                                $ 58,593      $  360       2.44%       $ 43,847      $  544       4.94%
   Savings deposits                             48,672         322       2.63          59,767         840       5.59
   Time deposits of
      $100 or more                               7,955          92       4.60           2,326          31       5.30
   Other time deposits                           3,965          46       4.62           3,807          49       5.12
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                119,185         820       2.74         109,747       1,464       5.31
   Short-term borrowings                           643           4       2.47             688          13       7.52
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                 119,828         824       2.74         110,435       1,477       5.32
Noninterest-bearing liabilities:
   Demand deposits                              93,587                                 74,902
   Accounts and drafts payable                 298,008                                267,743
   Other liabilities                             7,553                                  5,705
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                              518,976                                458,785
Shareholders' equity                            54,924                                 53,644
Total liabilities and
   shareholders' equity                       $573,900                               $512,429
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                         $8,273                                 $8,039
Interest spread                                                          4.22%                                  2.59%
Net interest margin                                                      6.33%                                  6.68%
=======================================================================================================================

1.    Balances shown are daily averages.



2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2000 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $84,000 and $151,000 for the Third Quarter of 2001 and 2000, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $67,000 and $56,000 for the Third Quarter of 2001 and 2000, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                    FIRST NINE MONTHS OF 2001              FIRST NINE MONTHS OF 2000
                                              =================================      =================================
                                                           INTEREST                               INTEREST
                                               AVERAGE      INCOME/     YIELD/        AVERAGE      INCOME/     YIELD/
(DOLLARS IN THOUSANDS)                         BALANCE      EXPENSE      RATE         BALANCE      EXPENSE      RATE
=======================================================================================================================
ASSETS 1
Earning assets:
      Loans 2,3:
         Taxable                              $363,371     $21,688       8.00%       $313,756     $19,856       8.45%
         Tax-exempt 4                           13,250         844       8.54           7,152         446       8.33
   Debt and equity securities 5:
         Taxable                                64,046       2,929       6.13          86,288       4,039       6.25
         Tax-exempt 4                            1,070          58       7.27           1,197          66       7.37
   Federal funds sold and other
      short-term investments                    69,338       2,317       4.48          56,740       2,575       6.06
-----------------------------------------------------------------------------------------------------------------------
Total earning assets                           511,075      27,836       7.30         465,133      26,982       7.75
Nonearning assets:
   Cash and due from banks                      22,672                                 22,395
   Premises and equipment, net                  16,318                                  9,617
   Other assets                                 15,752                                  9,954
   Allowance for loan losses                    (4,910)                                (4,406)
-----------------------------------------------------------------------------------------------------------------------
Total assets                                  $560,907                               $502,693
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY 1
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                                $ 55,629     $ 1,315       3.17%       $ 43,227     $ 1,367       4.22%
   Savings deposits                             55,076       1,533       3.73          51,169       1,892       4.94
   Time deposits of
      $100 or more                               5,976         222       4.98           2,456          95       5.17
   Other time deposits                           3,839         147       5.13           3,828         135       4.71
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                120,520       3,217       3.58         100,680       3,489       4.63
   Short-term borrowings                           239           5       2.80             363          20       7.36
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                 120,759       3,222       3.58         101,043       3,509       4.64
Noninterest-bearing liabilities:
   Demand deposits                              88,515                                 79,388
   Accounts and drafts payable                 288,880                                261,833
   Other liabilities                             8,023                                  5,922
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                              506,177                                448,186
Shareholders' equity                            54,730                                 54,507
Total liabilities and
   shareholders' equity                       $560,907                               $502,693
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                        $24,614                                $23,473
Interest spread                                                          3.72%                                  3.11%
Net interest margin                                                      6.46%                                  6.74%
=======================================================================================================================



1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2000 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $95,000 and $230,000 for the First Nine Months of 2001 and 2000, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $307,000 and $173,000 for the First Nine Months of 2001 and 2000, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                   ANALYSIS OF NET INTEREST INCOME CHANGES

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                                             THIRD QUARTER
                                                                             2001 OVER 2000
                                                                   =================================
(IN THOUSANDS)                                                       VOLUME      RATE        TOTAL
====================================================================================================
Increase (decrease) in interest income:
   Loans 1,2:
      Taxable                                                      $   886     $  (769)    $   117
      Tax-exempt 3                                                      33          --          33
   Debt and equity securities:
      Taxable                                                          (12)        (83)        (95)
      Tax-exempt 3                                                      (3)         (1)         (4)
   Federal funds sold and other
      short-term investments                                           (44)       (426)       (470)
----------------------------------------------------------------------------------------------------
Total interest income                                                  860      (1,279)       (419)
----------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                    147        (331)       (184)
   Savings deposits                                                   (135)       (383)       (518)
   Time deposits of $100 or more                                        66          (5)         61
   Other time deposits                                                   2          (5)         (3)
   Short-term borrowings                                                (1)         (8)         (9)
----------------------------------------------------------------------------------------------------
Total interest expense                                                  79        (732)       (653)
----------------------------------------------------------------------------------------------------
Net interest income                                                $   781     $  (547)    $   234
====================================================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

                                                                           FIRST NINE MONTHS
                                                                             2001 OVER 2000
                                                                   =================================
(IN THOUSANDS)                                                       VOLUME      RATE        TOTAL
====================================================================================================
Increase (decrease) in interest income:
   Loans(1,2):
      Taxable                                                      $ 2,954     $(1,122)    $ 1,832
      Tax-exempt(3)                                                    387          11         398
   Debt and equity securities:
      Taxable                                                       (1,032)        (78)     (1,110)
      Tax-exempt(3)                                                     (7)         (1)         (8)
   Federal funds sold and other
      short-term investments                                           499        (757)       (258)
----------------------------------------------------------------------------------------------------
Total interest income                                                2,801      (1,947)        854
----------------------------------------------------------------------------------------------------



Interest expense on:
   Interest-bearing demand deposits                                    337        (389)        (52)
   Savings deposits                                                    135        (494)       (359)
   Time deposits of $100 or more                                       131          (4)        127
   Other time deposits                                                  --          12          12
   Short-term borrowings                                                (5)        (10)        (15)
----------------------------------------------------------------------------------------------------
Total interest expense                                                 598        (885)       (287)
----------------------------------------------------------------------------------------------------
Net interest income                                                $ 2,203     $(1,062)    $ 1,141
====================================================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $60,000 provision made for loan losses during the Third Quarter of 2001 compared with a $100,000 provision made during the Third Quarter of 2000. There was a $60,000 provision made for loan losses during the First Nine Months of 2001 compared with a $350,000 provision made during the First Nine Months of 2000. Net loans charged off for the Third Quarter of 2001 were $106,000 compared to $68,000 for the Third Quarter of 2000. Net loans charged off for the First Nine Months of 2001 were $56,000 compared to $120,000 for the First Nine Months of 2000. This, along with a reduction in the balance of potential problem loans from December 31, 2000 to September 30, 2001, resulted in a decrease in the provision made during 2001. Potential problem loans consist of nonperforming loans and other impaired loans.

         The allowance for loan losses at September 30, 2001 was $4,901,000 and at December 31, 2000 was $4,897,000. The allowance for loan losses at September 30, 2001 and December 31, 2001 represented 1.32% of total loans outstanding. Nonperforming loans were $836,000 or .22% of average loans at September 30, 2001 compared to $1,131,000 or .34% of average loans at December 31, 2000.

         At September 30, 2001, impaired loans totaled $890,000 which included $790,000 of nonaccrual loans compared with impaired loans at December 31, 2000 of $5,394,000 which included $1,127,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $219,000 at September 30, 2001. The decrease in impaired loans from December 31, 2000 relates primarily to one borrower. On January 2, 2001 the Bank foreclosed on certain assets of this borrower as explained in the Summary of Asset Quality section below.

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

                           SUMMARY OF ASSET QUALITY

         The following table presents information as of and for the three and nine month periods ended September 30, 2001 and 2000 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30                 SEPTEMBER 30
                                                                ========================     =======================
(DOLLARS IN THOUSANDS)                                             2001         2000           2001          2000
====================================================================================================================
Allowance at beginning of period                                 $  4,947      $  4,480       $  4,897     $  4,282

Provision charged to expense                                           60           100             60          350

    Loans charged off                                                 110            71            110          153



    Recoveries on loans previously charged off                          4             3             54           33
--------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recovered)                                     106            68             56          120

Allowance at end of period                                       $  4,901      $  4,512       $  4,901     $  4,512
--------------------------------------------------------------------------------------------------------------------
Loans outstanding:
    Average                                                      $379,392      $334,364       $376,621     $320,908
    September 30                                                  370,912       348,090        370,912      384,090
Ratio of allowance for loan losses to loans outstanding:
    Average                                                          1.29%         1.35%          1.30%        1.41%
    September 30                                                     1.32          1.30           1.32         1.30
Nonperforming loans:
    Nonaccrual loans                                             $    790      $    980       $    790     $    980
    Loans past due 90 days or more                                     46             4             46            4
--------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                               $    836      $    984       $    836     $    984
    Other real estate owned                                           600            --            600           --
--------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                       $  1,436      $    984       $  1,436     $    984
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                     .22%          .29%           .22%         .31%
====================================================================================================================

         On January 2, 2001, the Bank foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. At the time of foreclosure, loans to this borrower amounted to $4,205,000. The Bank is currently stabilizing this business and operating it as Government e-Management Solutions and will continue to operate the business until it can be sold or merged into another entity. As of September 30, 2001 the investment in this subsidiary was $5,000,000. During the First Nine Months of 2001, this subsidiary had a loss of $826,000, which includes depreciation and amortization of $1,123,000.

NONINTEREST INCOME

         Noninterest income is principally derived from payment and processing fees. Processing volumes related to these fees for the three and nine month periods ended September 30, 2001 and 2000 are as follows:

                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                     SEPTEMBER 30                             SEPTEMBER 30
                                          ==================================      ====================================
                                                                        %                                        %
(IN THOUSANDS)                               2001         2000       CHANGE          2001          2000        CHANGE
======================================================================================================================
Transportation Information Services:
   Invoice Bill Volume                         4,969         4,641    7.1%            14,967        14,244      5.1%
   Invoice Dollar Volume                  $1,808,261    $1,840,447   (1.7%)       $5,475,427    $5,458,570       .3%

Utility Information Services:
   Invoice Bill Volume                           606           445   36.2%             1,841         1,244     48.0%
   Invoice Dollar Volume                  $  495,629    $  309,747   60.0%        $1,326,058    $  765,585     73.2%


         Total noninterest income for the Third Quarter of 2001 was $5,886,000, a $820,000 or 16.2% increase compared with the Third Quarter of 2000. Total noninterest income for the First Nine Months of 2001 was $17,281,000, a $1,199,000 or 7.5% increase compared to the First Nine Months of 2000. The Company's payment and processing revenue for the Third Quarter of 2001 was $5,429,000, a $778,000 or 16.7% increase compared to the Third Quarter of 2000. CIS payment and processing revenue for the First Nine Months of 2001 was $15,895,000, a $1,059,000 or 7.1% increase compared to the First Nine Months of 2000. These increases were primarily derived from the growth in fee income from both the freight and utility processing segments. The increase in freight fees was due to increases in new customer- and service-related fees, which offset a decrease in shipments resulting from a slowing of the economy. The increase in utility fees relates primarily to the addition of new customers from marketing efforts and through the acquisition of "The Utility Navigator(R)".

         Bank service fees for the Third Quarter of 2001 were $412,000, a $66,000 or 19.1% increase compared to the Third Quarter of 2000. During the First Nine Months of 2001 these fees were $1,111,000, a $57,000 or 5.4% increase compared to the First Nine Months of 2000. These increases are due to an expansion of the Bank's customer base and the fact that service fees increase as the value of noninterest bearing deposits used to compensate the Bank decrease as the general level of interest rates decrease.

NONINTEREST EXPENSE

         Total noninterest expense for the Third Quarter of 2001 was $11,100,000, a $817,000 or 7.9% increase compared to the Third Quarter of 2000. Total noninterest expense for the First Nine Months of 2001 was $33,225,000, a $2,423,000 or 7.9% increase compared to the First Nine Months of 2000.

         Salaries and benefits expense for the Third Quarter of 2001 was $7,514,000, a $415,000 or 5.8% increase compared to the Third Quarter of 2000. Salaries and benefits expense for the First Nine Months of 2001 was $22,899,000, a $1,793,000 or 8.5% increase compared to the First Nine Months of 2000. These increases were primarily related to an increased staff at the Company's new utility processing facility in Columbus, Ohio.

         Occupancy expense for the Third Quarter of 2001 was $420,000, a $37,000 or 8.1% decrease compared to the Third Quarter of 2000. Occupancy expense for the First Nine Months of 2001 was $1,308,000, a $26,000 or 1.9% decrease compared to the First Nine Months of 2000. The decrease in the Third Quarter of 2001 relates primarily to a decrease in rent expense the Company experienced after moving its Columbus operations from leased space to a newly acquired building. The decrease in the First Nine Months of 2001 compared to the First Nine Months of 2000 was also due to a decrease in rent expense, which offset expenses related to moving the Columbus operations to the new building.

         Equipment expense for the Third Quarter of 2001 was $960,000, an increase of $188,000 or 24.4% compared to the Third Quarter of 2000. Equipment expense for the First Nine Months of 2001 was $2,678,000, an increase of $387,000 or 16.9% compared to the First Nine Months of 2000. These increases were due primarily to increased investments in information technology.

         Other noninterest expense for the Third Quarter of 2001 was $2,206,000, an increase of $251,000 or 12.8% compared to the Third Quarter of 2000. Other noninterest expense for the First Nine Months of 2001 was $6,340,000, an increase of $269,000 or 4.4% compared to the First Nine Months of 2000. These increases were due primarily to increases in postage expense and outside service fees.

FINANCIAL CONDITION

         Total assets at September 30, 2001 were $584,280,000, an increase of $7,394,000 or 1.3% from December 31, 2000. Loans, net of the allowance for loan losses, at September 30, 2001 were $366,011,000, a decrease of $1,312,000 or .4% from December 31, 2000. Total investments in debt and equity securities at September 30, 2001 were $94,967,000, a $25,642,000 or 37.0% increase from December 31, 2000. Federal Funds sold and other short-term investments at September 30, 2001 were $56,821,000 a $37,430,000 or 39.7% decrease from December 31, 2000.

         Total deposits at September 30, 2001 were $216,926,000, a $4,260,000 or 2.0% increase from December 31, 2000. Accounts and drafts payable were $304,603,000, a $1,763,000 or .6% increase from December 31, 2000. Total shareholders' equity at September 30, 2001 was $55,022,000, a $1,201,000 or 2.2% increase from December 31, 2000.

         Although the ending balances of loans have decreased slightly from December 31, 2000, on average loans have increased over the last year with a large number of loans booked in the last quarter of 2000, offset by loan payoffs and refinancing in the First Nine Months of 2001. The decrease in federal funds sold and other short-term investments relate to the increase in investments in debt and equity securities as funds were shifted to longer term higher yielding investments. The increase in deposits and accounts and drafts payable reflects normal daily and seasonal fluctuations. The ending balances of accounts and drafts payable will fluctuate from period end to period end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables on pages 10 and 11). The increase in total shareholders' equity resulted from net income of $5,421,000; an increase in other comprehensive income of $850,000; the amortization of the stock bonus plan of $64,000; cash received from the exercise of stock options of

$61,000 and the tax benefit received from the exercise of stock awards of $29,000; offset by the purchase of treasury shares for $3,280,000 (161,700 shares); and dividends paid of $1,944,000 ($.60 per share).

LIQUIDITY AND CAPITAL RESOURCES

         The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds, and were $88,579,000 at September 30, 2001, a decrease of $27,352,000 or 23.6% from December 31, 2001. At September 30, 2001 these assets represented 15.2% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

         Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $94,967,000 at September 30, 2001, an increase of $25,642,000 or 37.0% from
December 31, 2001. These assets represented 16.3% of total assets at September 30, 2001. Of this total, 22% were U.S. treasury securities,
18% were U.S. government agencies, 58% were mortgage-backed securities and 2% were other securities. Of the total portfolio, 24% matures in one year, 16% matures in one to five years, and 60% matures in five or more years.
At January 1, 2001 the Company transferred the remaining balance of held-to-maturity securities into available-for-sale securities. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with its reverse repurchase lines of credit.

         Cass Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $20,341,000. Additionally, Cass Bank has a line of credit at an unaffiliated financial institution in the maximum amount of $60,000,000 collateralized by securities sold under repurchase agreements.

         The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by CIS has also historically been a stable source of funds.

         Net cash provided by operating activities totaled $3,734,000 for the First Nine Months of 2001, compared to $6,754,000 for the First Nine Months of 2000. Net cash used in investing activities was $32,946,000 for the First

Nine Months of 2001, compared with $69,145,000 for the First Nine Months of 2000. Net cash provided by financing activities for the First Nine Months of 2001 was $1,860,000, compared with $42,464,000 for the First Nine Months of 2000. The decrease in net cash used in investing activities relates primarily to the greater increase in loans during the First Nine Months of 2000, which was partially offset by the purchase of more debt and equity securities in the First Nine Months of 2001. The decrease in net cash provided by financing activities relates primarily to a greater increase in accounts and drafts payable during the First Nine Months of 2000.

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

         The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 2001 and December 31, 2000:


SEPTEMBER 30, 2001                                                AMOUNT         RATIO
========================================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                        $53,140,000       12.42%
         Cass Commercial Bank                                   23,924,000       12.05
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                        $48,239,000       11.27%
         Cass Commercial Bank                                   21,445,000       10.80
Tier I capital (to average assets)
         Cass Information Systems, Inc.                        $48,239,000        8.69%
         Cass Commercial Bank                                   21,445,000        8.96
========================================================================================


DECEMBER 31, 2000                                                 AMOUNT         RATIO
========================================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                        $57,712,000       13.55%
         Cass Commercial Bank                                   26,064,000       13.38
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                        $52,815,000       12.40%
         Cass Commercial Bank                                   23,624,000       12.13
Tier I capital (to average assets)
         Cass Information Systems, Inc.                        $52,815,000       10.26%
         Cass Commercial Bank                                   23,624,000       10.52
========================================================================================

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2001 has changed materially from that at December 31, 2000.

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

ITEM 3.      DEFAULTS IN SENIOR SECURITIES
             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None

ITEM 5.      OTHER INFORMATION
             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             (a)   None

             (b) Cass Information Systems, Inc. did not file any reports on Form 8-K during the three-month period ended September 30, 2001.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CASS INFORMATION SYSTEMS, INC.

DATE:  October 31, 2001             By           Lawrence A. Collett
                                      ----------------------------------------
                                                 Lawrence A. Collett
                                        Chairman and Chief Executive Officer



DATE:  October 31, 2001             By           Eric H. Brunngraber
                                      ----------------------------------------
                                                 Eric H. Brunngraber
                                              Vice President-Secretary
                                      (Chief Financial and Accounting Officer)