Form 10-K405
period 2001-12-31
CASS INFORMATION SYSTEMS INC
filed 2002-03-18
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the fiscal period from ________ to ___________

                         Commission file number 2-80070

                         CASS INFORMATION SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Missouri                                            43-1265338
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

13001 Hollenberg Drive, Bridgeton, Missouri                      63044
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

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

                           Common Stock par value $.50
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 5, 2002, 3,202,822 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $60,647,000 based upon the Nasdaq Stock Market closing price of $25.00 for March 5, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2002 is incorporated by reference in
      Part III hereof.

                         CASS INFORMATION SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

Item 1.    BUSINESS ......................................................    1

Item 2.    PROPERTIES ....................................................    2

Item 3.    LEGAL PROCEEDINGS .............................................    3

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........    3

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ..........................................    3

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA ..........................    4

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS .....................................    4

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....   18

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................   20

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES ..........................   41

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............   41

Item 11.   EXECUTIVE COMPENSATION ........................................   41

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    41

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   41

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   42

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: the failure to successfully execute our corporate plan, the loss of key personnel or inability to attract additional qualified personnel, the loss of key customers, increasing competition, the inability to remain current with rapid technological change, risks related to acquisitions, risks associated with business cycles, utility and system interruptions or processing errors, rules and regulations governing financial institutions and changes in such rules and regulations, credit risk related to borrowers' ability to repay loans, concentration of loans to commercial enterprises, churches and loans in the St. Louis Metropolitan area which subjects the Company to risks associated with adverse factors that may affect these groups, risks associated with fluctuations in interest rates, and volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

                                     PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. ("Cass" or "the Company") is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides freight invoice rating, payment, audit, cost accounting and transportation information to many of the nation's largest companies. It is also the leading processor and payer of utility invoices in the United States, including electricity, gas, water, telephone and refuse collection. Cass extracts, stores and presents information from freight and utility invoices, assisting our customers' traffic and energy managers in making decisions that will enable them to improve their operating performance. Cass utilizes web, Internet and browser technology in all of its systems. It heavily utilizes electronic commerce in transferring over $9 billion of transactions annually and integrates financial and transaction processing into a single process. As an information processing company, Cass focuses on these critical business areas:
Data Acquisition, Data Warehousing and Data Delivery. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish specific operating requirements of its customers. It then makes the data available in a central repository for access and archiving. Finally, the data is turned into information through the Company's databases that communicate with clients as required and provide internet-based methods and tools for analytical processing. In addition, the Company, through its wholly owned bank subsidiary Cass Commercial Bank ("the Bank"), provides banking services in the commercial, industrial and residential areas it serves. Its primary focus is to support the Company's payment operations, and it also provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts and other cash management services.

An important component of the Company's services is the financial control and stability for handling the billions of dollars of payments and the infrastructure for electronic funds transfers (EFT). The Company's wholly owned subsidiary, Cass Commercial Bank was organized as a Missouri trust company with banking powers in 1906. Its principal banking office is located at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044 and it has four other branches in the St. Louis, Missouri metropolitan area. Due to its ownership of a federally insured commercial bank, the Registrant is a bank holding corporation and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri and approved by the Board of Governors of the Federal Reserve System (the "FRB") in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. The Company owns 100% of the outstanding shares of common stock of Cass Commercial Bank. The principal offices of the Company are at 13001 Hollenberg Drive, Bridgeton, Missouri. Other operating locations are in Columbus, Ohio and Boston, Massachusetts.

Marketing, Customers and Competition

The Company believes it is the largest firm in the freight bill payment industry in the United States based on the total dollars of freight bills paid. Competition consists of three primary competitors and numerous small freight bill audit firms located throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis. The Company also competes with other companies, located throughout the United States, that pay utility bills and provide management reporting. Available data indicates that the Company is one of the largest providers of utility information processing and payment services. Due to the fact that this is a new market, the competitive environment for utility bill processing and payment is difficult to assess and is changing rapidly. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (ESP). In January 2001, the Company purchased the assets of "The Utility Navigator(R)" a division of privately held Insite Services, Inc. for $750,000. This acquisition added new ESP's for the Company's product as well as provided additional processing growth.

The Company's bank subsidiary encounters competition from other banks located throughout the St. Louis metropolitan area and other areas in which the Bank competes. Savings banks, credit unions, other financial institutions and non-bank providers of financial services also provide competition. The principal competition however, is represented by bank holding company affiliates, many of which are larger and have greater resources than the Bank, and are able to offer a wide range of banking and related services through extensive branch networks.

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay(R), Transdata(R), TransInq(R), Ratemaker(R), Rate Advice(R), First Rate(R), Best Rate(R) and Rate Exchange(R).

The Company is not dependent on any one customer for a significant portion of its business. It has a varied client base with no individual client exceeding 10% of total revenue. The Bank is also not dependent on any one customer. The Bank does however, target its services to privately-held businesses located in the St. Louis, MO area and church and church related institutions located in St. Louis, MO and other selected cities located throughout the United States.

Employees

The Company had 608 full-time and 74 part-time employees as of December 31, 2001. Of these employees, the bank subsidiary had 68 full-time and 6 part-time employees.

Supervision and Regulation

The Company and its bank subsidiary are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Missouri Division of Finance, the FRB and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision and examination by the FRB. The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB. Bank regulatory agencies use Capital Adequacy Guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the agencies may force certain remedial action to be taken. The Capital Adequacy Guidelines are of several types and include risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; guidelines which consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a bank holding company may leverage its equity capital base. For further discussion of the capital adequacy guidelines and ratios, please see, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8 , Note 2 of this report.

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

Financial Information about Segments

The revenues from external customers, net income (loss) and total assets by segment, for the three years ended December 31, 2001 are set forth in Part II,
Item 8, Note 12 of this report.

Statistical Disclosure by Bank Holding Companies

For the statistical disclosure by bank holding companies see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2. PROPERTIES

The Company's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri. This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space, 20,500 of which is occupied by the Bank. In March 2001 the Company moved in to its newly owned production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. The Company operates an additional production facility in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through October 31, 2005.

The Company's bank subsidiary's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044. The Bank leases approximately 20,500 square feet of the 61,500 square foot building owned by the Company. In addition, the Bank owns a banking facility near downtown St. Louis that consists of approximately 1,600 square feet with adjoining drive-up facilities. The Bank has additional leased facilities in Maryland Heights, Missouri (2,500 square feet); Fenton, Missouri (1,250 square feet) and Chesterfield, Missouri (2,850 square feet).

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol "CASS". As of March 5, 2002, there were 236 holders of record of the Company's common stock. High and low bid prices, as reported by Nasdaq, for each quarter of 2001 and 2000 were as follows:

                                       2001                        2000
                                       ----                        ----
                                High          Low            High          Low
                                ----          ---            ----          ---
         1st    Quarter     $  23.500     $  17.375      $  21.188    $  18.625
         2nd    Quarter        21.000        17.125         21.500       19.000
         3rd    Quarter        21.150        19.000         22.188       17.500
         4th    Quarter        24.500        20.000         18.875       17.125

The Company paid cash dividends each quarter of 2001 and 2000. Dividends of $.20 per share were paid on March 15, June 15, September 15 and December 15 of 2001 and 2000.

See Item 8 under Notes 2 and 7 to the consolidated financial statements for additional shareholder information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for each of the five years ended December 31, 2001. The selected financial data should be read in conjunction with the consolidated financial statements of the Company, and accompanying notes included in Item 8 of this report.

(Dollars in thousands, except per share data)    2001          2000            1999           1998            1997
-------------------------------------------------------------------------------------------------------------------
Interest income on loans(1)                   $29,069        $27,716         $20,371        $17,579         $16,951
Interest income on debt and equity securities   4,323          5,264           4,722          6,607           9,151
Other  interest income                          2,790          4,085           5,782          5,858           3,181
   Total interest income                       36,182         37,065          30,875         30,044          29,283
Interest expense on deposits                    3,863          5,165           4,357          4,271           4,181
Interest expense on short-term borrowings           9             20               9             10              67
Total interest expense                          3,872          5,185           4,366          4,281           4,248
   Net interest income                         32,310         31,880          26,509         25,763          25,035
Provision for loan losses                          60            750              --             --             300
   Net interest income after provision         32,250         31,130          26,509         25,763          24,735
Noninterest income                             23,243         21,114          21,444         22,447          21,813
Noninterest expense                            44,729         41,236          38,344         36,625          35,911
   Income before income tax expense            10,764         11,008           9,609         11,585          10,637
   Income tax expense                           3,739          3,861           3,411          4,177           3,626
-------------------------------------------------------------------------------------------------------------------
   Net income                                  $7,025         $7,147          $6,198         $7,408          $7,011
===================================================================================================================
Basic earnings per share                        $2.18          $2.05           $1.63          $1.92           $1.82
Diluted  earnings per share                      2.15           2.02            1.61           1.89            1.79
Dividends per share                               .80            .80             .76            .72             .65
Dividend payout ratio                           36.71%         38.95%          46.61%         37.55%          35.77%
===================================================================================================================
Average total assets                         $572,724       $515,308        $491,450       $469,606        $443,900
Average net loans                             371,367        323,515         254,353        208,603         197,761
Average debt and equity securities             72,958         84,276          78,903        109,275         148,027
Average total deposits                        214,954        186,684         190,661        176,784         161,778
Average total shareholders' equity             54,929         54,308          57,118         55,246          49,965
===================================================================================================================
Return on average total assets                   1.23%          1.39%           1.26%          1.58%           1.58%
Return on average total shareholders' equity    12.79          13.16           10.85          13.41           14.03
Average equity to assets ratio                   9.59          10.54           11.62          11.76           11.26
Equity to assets ratio at year-end               9.24           9.33           11.29          11.39           12.01
Net interest margin                              6.26           6.70            5.87           5.98            6.16
Allowance for loan losses to loans at year-end   1.29           1.32            1.54           1.97            2.28
Nonperforming assets to loans and foreclosed
   assets(2)                                     1.60            .30             .15            .35             .39
Net loan charge-offs to average
   loans outstanding                              .01            .04             .06            .03             .10
===================================================================================================================

1.    Interest income on loans includes net loan fees.
2. Foreclosed assets include other real estate owned and the Company's investment in unconsolidated subsidiary, which are more fully explained in the section entitled Nonperforming Assets in Item 7. Excluding the investment in the unconsolidated subsidiary, the ratio for 2001 is .28%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents Management's discussion and analysis of the Company's consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with
Item 1 "Business", Item 6 "Selected Consolidated Financial Data", the Company's Consolidated Financial Statements and accompanying notes contained in Item 8 and other financial data appearing in this report.

Critical Accounting Policies

The Company has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

Management has identified the accounting policy related to the allowance for loan losses as critical to the understanding of the Company's results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The impact and any associated risks related to these policies on our business operations are discussed in the " Allowance and Provision for Loan Losses" section of this report.

In addition, management evaluates certain long-term assets such as premises and equipment, goodwill, and foreclosed assets for impairment. Generally, recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. Assets held for sale are carried at the lower of cost or fair value less costs to sell. The application of this policy also requires significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Net Income Summary

The 2001 results compared to 2000 include the following significant pre-tax components:

      Net interest income after provision for loan losses increased $1,120,000 or 3.6% due primarily to a $43,999,000 increase in average earning assets, including a $48,313,000 increase in average loans outstanding and a decrease in the provision for loan losses of $690,000. The increase in net interest income from these factors offset the negative effect of the decrease in the general level of interest rates.

      Total noninterest income increased $2,129,000 or 10.1% due to several factors. Total freight and utility payment and processing fees increased $2,052,000 or 11.3%, with an increase of $2,234,000 or 100.2% in utility payment and processing fees and offset by a $182,000 or 1.1% decrease in revenue from freight payment and processing services. The increase in utility payment and processing fees relates to the rapid expansion of the customer base. At the end of 2001 the Company processed nearly 2.5 million utility invoices representing over $1.7 billion of invoice value. The decrease in revenue from freight payment and processing services was due to several factors. The most significant of these was that due to the slowing economy, freight shipments of its customer base decreased significantly from 2000. In addition, a greater percentage of payment and processing revenue was obtained from increased investable balances generated rather than from fees. Bank service fees increased $137,000 or 9.9% due to an expansion of the Bank's customer base and the fact that service fees increase as the value of noninterest bearing deposits, used to compensate the Bank for services provided, decrease as the general level of interest rates decrease.

      Total noninterest expense increased $3,493,000 or 8.5% due to several factors. The most significant of these include salaries and benefits which increased $1,969,000 or 6.9% primarily due to an increased staff at the Company's new utility processing facility in Columbus, Ohio. Second, equipment expense increased $804,000 or 26.6% primarily due to an increased investment in information technology. Finally, outside service fees increased due to an increase in outsourced programming services to assist in the expansion of the utility payment and processing division as well as increased outsourcing of data entry services.

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

      Total noninterest income decreased $330,000 or 1.5% due to several factors. Total freight and utility payment and processing fees decreased $136,000 or .7% despite a $749,000 increase in revenue from utility payment and processing services. The decrease in revenue from freight payment and processing services was due to several factors. First, there was a decrease in non-recurring other miscellaneous freight fees. Second, there were continued anticipated decreases of some freight payment services that were part of a prior acquisition. Finally, a greater percentage of payment and processing revenue was obtained from investable balances generated rather than from fees. Bank service fees increased $238,000 or 20.7% due to a significant increase in the Bank's customer base.

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

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the most significant source of the Company's revenues.

Net interest income in 2001 compared to 2000:

On a tax-equivalent basis, net interest income for 2001 totaled $32,660,000, an increase of $549,000 or 1.7% over 2000. The net interest margin for 2001 was 6.26% compared to 6.70% in 2000. The following factors account for this increase in net interest income and decrease in net interest margin:

      Total average earning assets increased $43,999,000 or 9.2% to $522,121,000. This increase was funded by an increase in average accounts and drafts payable and an increase in deposit liabilities generated by the Bank. The Company's accounts and drafts payable increased due to an increase in dollars processed and a lengthening of the time funds were available for investment. The time funds are available for investment is negotiated by customer and is part of the compensation for providing the Company's services. The Bank saw an increase in both interest bearing deposits, as a result of increased marketing efforts, and noninterest bearing deposits, mainly from bank customers that maintained higher balances to compensate the Bank for services and to avoid increased services fees in a lower rate environment. The interest generated from the increase in average earning assets was offset by a decrease in the general level of interest rates.

      Total average loans increased $48,313,000 or 14.7% to $376,275,000. This increase was attributable to new business relationships and funded by the increase in payables and deposit liabilities. This increase in loans increased interest income and had a positive effect on the net interest margin due to the fact that loans are the Company's highest yielding earning asset.

      Total average federal funds sold and other short-term investments increased $7,004,000 or 10.6% to $72,888,000. Since these are the lowest yielding earning assets, increases in average balances outstanding can increase interest income but may lower the yield on earning assets and decrease the net interest margin.

      The net interest margin decreased primarily because of the dramatic decrease in the general level of interest rates. Prime decreased from 9.50% at the end of 2000 to 4.75% at the end of 2001. Also, the Federal funds rate ended the year at 1.75%, the lowest level in nearly 40 years. The average yield on earning assets decreased to 7.00% in 2001 from 7.78% in 2000. The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. More information is contained in Item 7A of this report.

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

      The net interest margin increased primarily because of the increase in the general level of interest rates and a shift of earning assets from lower yielding federal funds sold and other short-term investments to higher yielding loans and securities. The average yield on earning assets increased to 7.78% in 2000 from 6.83% in 1999. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. More information is contained in Item 7A of this report.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported.

                                                  2001                             2000                              1999
                                       -----------------------------  -------------------------------  -----------------------------
                                                  Interest                         Interest                        Interest
                                         Average   Income/  Yield/       Average    Income/  Yield/       Average   Income/  Yield/
(Dollars in thousands)                   Balance   Expense    Rate       Balance    Expense    Rate       Balance   Expense    Rate
====================================================================================================================================
Assets (1)
Earning assets:
   Loans (2),(3):
      Taxable                           $364,792   $28,435    7.79%     $320,801    $27,322    8.49%     $252,340   $20,022    7.93%
      Tax-exempt (4)                      11,483       961    8.37         7,161        596    8.30         6,402       529    8.26
   Debt and equity securities (5):
      Taxable                             71,885     4,276    5.95        83,083      5,205    6.25        77,646     4,659    6.00
      Tax-exempt (4)                       1,073        70    6.52         1,193         88    7.36         1,257        95    7.56
   Federal funds sold and other
      short-term investments              72,888     2,790    3.83        65,884      4,085    6.18       117,542     5,782    4.92
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                     522,121    36,532    7.00       478,122     37,296    7.78       455,187    31,087    6.83
Nonearning assets:
   Cash and due from banks                23,448                          21,366                           22,616
   Premises and equipment, net            16,542                          10,444                            9,265
   Other assets                           15,521                           9,823                            8,771
   Allowance for loan losses              (4,908)                         (4,447)                          (4,389)
------------------------------------------------------------------------------------------------------------------------------------
Total assets                            $572,724                        $515,308                         $491,450
------------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                           $56,124    $1,544    2.75%      $44,596     $1,961    4.39%      $42,207    $1,431    3.39%
   Savings deposits                       53,757     1,761    3.28        55,979      2,885    5.14        63,164     2,539    4.02
   Time deposits of
      $100 or more                         8,245       363    4.40         2,488        129    5.17         3,479       232    6.67
   Other time deposits                     3,986       195    4.89         3,872        190    4.89         4,641       155    3.34
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits          122,112     3,863    3.16       106,935      5,165    4.82       113,491     4,357    3.84
   Short-term borrowings                     362         9    2.49           272         20    7.33           275         9    3.27
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                           122,474     3,872    3.16       107,207      5,185    4.82       113,766     4,366    3.84
Noninterest-bearing liabilities:
   Demand deposits                        92,842                          79,749                           77,170
   Accounts and drafts payable           294,608                         267,963                          238,007
   Other liabilities                       7,871                           6,081                            5,389
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                        517,795                         461,000                          434,332
Shareholders' equity                      54,929                          54,308                           57,118
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                 $572,724                        $515,308                         $491,450
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                $32,660                          $32,111                         $26,721
Net interest margin                                           6.26%                            6.70%                           5.87%
Interest spread                                               3.84%                            2.96%                           2.99%
====================================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.

3. Interest income on loans includes net loan fees of $301,000, $327,000 and $91,000 for 2001, 2000 and 1999, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $350,000, $231,000 and $212,000 for 2001, 2000 and 1999, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

                                                             2001 Over 2000                         2000 Over 1999
                                                     -------------------------------        -------------------------------
(Dollars in thousands)                               Volume(1)    Rate(1)      Total        Volume(1)     Rate(1)     Total
===========================================================================================================================
Increase (decrease) in interest income:
   Loans (2),(3):
     Taxable                                           $3,498     $(2,385)    $1,113           $5,795      $1,505    $7,300
     Tax-exempt (4)                                       360           5        365               65           2        67
   Debt and equity securities:
     Taxable                                             (685)       (244)      (929)             344         202       546
     Tax-exempt (4)                                        (8)        (10)       (18)              (5)         (2)       (7)
   Federal funds sold and other
     short-term investments                               395      (1,690)    (1,295)          (2,951)      1,254    (1,697)
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                   3,560      (4,324)      (764)           3,248       2,961     6,209
---------------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                       426        (843)      (417)              86         444       530
   Savings deposits                                      (111)     (1,013)    (1,124)            (311)        657       346
   Time deposits of $100 or more                          256         (22)       234              (58)        (45)     (103)
   Other time deposits                                      5          --          5              (29)         64        35
   Short-term borrowings                                    5         (16)       (11)              --          11        11
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                                    581      (1,894)    (1,313)            (312)      1,131       819
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                    $2,979     $(2,430)      $549           $3,560      $1,830    $5,390
===========================================================================================================================

1. The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
2.    Average balances include nonaccrual loans.
3.    Interest income includes net loan fees.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio represented 63% of the Company's total assets as of December 31, 2001 and generated $29,069,000 in revenue during the year then ended. The following tables shows the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2001.

Loans by Type
(At December 31)

(Dollars in thousands)                         2001           2000            1999           1998           1997
================================================================================================================
Commercial and industrial                  $115,316       $136,482        $106,444        $95,663        $93,633
Real estate:
   Mortgage                                 215,504        182,538         129,482        101,468         87,573
   Construction                              32,715         29,464          29,633         16,547          7,893
Industrial revenue bonds                      6,155         15,804           7,265          5,951          2,520
Installment                                   1,787          2,533           1,541          2,458          3,066
Other                                         9,975          5,399           3,978          2,801          1,793
----------------------------------------------------------------------------------------------------------------
Total loans                                $381,452       $372,220        $278,343       $224,888       $196,478
================================================================================================================

Loans by Maturity
(At December 31)

                                                             Over One Year                Over
                                                          Through Five Years           Five Years
                                                          ------------------           ----------
                                            One Year       Fixed    Floating       Fixed    Floating
(Dollars in thousands)                       or less        Rate     Rate(1)        Rate     Rate(1)       Total
================================================================================================================
Commercial and industrial                    $71,091     $33,224     $10,493        $508         $--    $115,316
Real estate:
     Mortgage                                 18,344     186,454       6,621       4,085          --     215,504
     Construction                             29,110       2,190       1,415          --          --      32,715
Industrial revenue bonds                          --       2,735          --       3,420          --       6,155
Installment                                    1,584         203          --          --          --       1,787
Other                                          7,149       2,766          --          60          --       9,975
----------------------------------------------------------------------------------------------------------------
Total loans                                 $127,278    $227,572     $18,529      $8,073         $--    $381,452
================================================================================================================

(1) Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

The Company has no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table and discussed in Item 8, Note 4 of this report. As can be seen in the loan composition table above and discussed in Item 8, Note 4, the Company's primary market niche for banking services is privately held commercial companies and churches and church-related ministries. Loans to the commercial entities are generally secured by the business assets of the company, including accounts receivable, inventory, machinery and equipment, and the building(s)/plant(s) from which the company operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer by customer basis, based on various factors including the business in which the customer operates. Intermediate term credit for machinery and equipment is generally loaned at some percentage of the value of the equipment purchased, again depending on the type of machinery or equipment purchased by the entity (e.g., less funds would be loaned on restaurant equipment which has a lower resale value than certain types of machinery which tend to hold their value). Long term credits are secured by the entities' building(s)/plant(s) and are generally loaned with a maximum 80% loan to value ratio.

Loans secured exclusively by real estate to businesses and churches are generally made with a maximum 80% loan to value ratio, again depending upon the Company's estimate of the resale value and ability for the property to generate cash flow. The Company's loan policy requires an independent appraisal for all loans over $250,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such real estate credits. When problems are identified, appraised values are updated on a continual basis, either internally or through an updated external appraisal.

Loan portfolio changes from December 31, 2000 to December 31, 2001:

      Total loans increased $9,232,000 or 2.5% to $381,452,000. This increase was due mainly to the expansion of church and church-related loans in the St. Louis metropolitan area and selected areas across the United States. At year-end church and church-related real estate and construction credits totaled $103,527,000, which represented a 22% increase over 2000. Additional details regarding the types and maturities of the loan portfolio are contained in the tables above and in Item 8, Note 4.

Loan portfolio changes from December 31, 1999 to December 31, 2000:

      Total loans increased $93,877,000 or 33.7% to $372,220,000. This increase was due mainly to the addition of new lending relationships in the Bank's privately held business banking services group and the expansion of church and church-related loans in the St. Louis metropolitan area and selected areas across the United States. At year-end church and church-related real estate and construction credits totaled $84,955,000, which represented a 29% increase over 1999. Additional details regarding the types and maturities of the loan portfolio are contained in the tables above and in
      Item 8, Note 4.

Allowance and Provision for Loan Losses

The Company recorded a provision for loan losses of $60,000 in 2001 and $750,000 in 2000 and no provision in 1999. The provision in 2001 was due to the Company's analysis of the allowance for loan losses in relation to potential losses in the loan portfolio. The provision for loan losses in 2000 was based on the increase in average loans outstanding and the increase in nonperforming loans. Loan charge-offs, net of recoveries, experienced by the Company were $51,000 in 2001, $135,000 in 2000 and $146,000 in 1999. The allowance for loan losses was $4,906,000 at December 31, 2001, compared to $4,897,000 at December 31, 2000 and
$4,282,000 at December 31, 1999. The year-end 2001 allowance represented 1.29% of outstanding loans, compared to 1.32% at year-end 2000 and 1.54% at year-end 1999. From December 31, 2000 to December 31, 2001 the level of nonperforming loans decreased $659,000 from $1,131,000 to $472,000, which represents .12% of outstanding loans.

The allowance for loan losses has been established and is maintained to absorb losses inherent in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover potential losses in the portfolio. A charge or credit is made to expense to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The specific component includes a review of each loan on the Company's classified or watch list in terms of collateral and possible loss exposure based on existing circumstances known to management and under current economic conditions. The general component relates to all other loans which are evaluated based on the loan grade assigned to the credit with a percentage of each grade allocated to the allowance for loan losses. The percentages are based on historical standards. The loan grades assigned to each credit are evaluated on an annual basis, unless circumstances require interim evaluation. Finally, a portion is added to the general reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes.

Summary of Loan Loss Experience

                                                                                December 31,
                                                       ------------------------------------------------------------
(Dollars in thousands)                                    2001         2000         1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                          $4,897       $4,282       $4,428       $4,484        $4,396
-------------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial and industrial loans and
     industrial revenue bonds ( IRB's)                     110          183          255          365           412
   Real estate:
        Mortgage                                            --           --           --           --            --
        Construction                                        --           --           --           --            --
   Installment                                              --           --            1           --            --
-------------------------------------------------------------------------------------------------------------------
Total  loans charged-off                                   110          183          256          365           412
-------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off:
Commercial, industrial and IRB's                            59           48          109          309           200
   Real estate:
      Mortgage                                              --           --           --           --            --
     Construction                                           --           --           --           --            --
   Installment                                              --           --            1           --            --
-------------------------------------------------------------------------------------------------------------------
Total  recoveries of loans previously charged-off           59           48          110          309           200
===================================================================================================================
Net loans charged-off                                       51          135          146           56           212
Provision charged to expense                                60          750           --           --           300
-------------------------------------------------------------------------------------------------------------------
Allowance at end of year                                 4,906        4,897        4,282        4,428         4,484
===================================================================================================================
Loans outstanding:
   Average                                            $376,275     $327,962     $258,742     $213,075      $202,280
   December 31                                         381,452      372,220      278,343      224,888       196,478
Ratio of allowance for loan losses to
loans outstanding:
   Average                                               1.30%        1.49%        1.65%        2.08%         2.22%
   December 31                                           1.29%        1.32%        1.54%        1.97%         2.28%
Ratio of net charge-offs to
   average loans outstanding                              .01%         .04%         .06%         .03%          .10%
===================================================================================================================

Allocation of allowance for loan losses(1):
   Commercial, industrial and IRB's                     $2,129       $3,159       $3,844       $3,982        $4,001
   Real estate:
     Mortgage                                            2,442          416           19           19           366
   Construction                                            303        1,317          419          427            15
   Installment                                              10            5           --           --           102
   Other loans                                              22           --           --           --            --
-------------------------------------------------------------------------------------------------------------------
   Total                                                $4,906       $4,897       $4,282       $4,428        $4,484
===================================================================================================================
Percent of categories to total loans:
   Commercial and industrial and IRB's                   31.8%        40.9%        40.9%        45.2%        48.9%
   Real estate:
        Mortgage                                         56.5         49.0         46.5         45.1         44.6
        Construction                                      8.6          7.9         10.6          7.4          4.0
   Installment                                             .5           .7           .6          1.1          1.6
   Other                                                  2.6          1.5          1.4          1.2           .9
-------------------------------------------------------------------------------------------------------------------
Total                                                   100.0%       100.0%       100.0%       100.0%       100.0%
===================================================================================================================

(1) Although specific allocations exist the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner, in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $65,000 for the year ended December 31, 2001. Of this amount, approximately $3,000 was actually recorded as interest income on such loans.

At December 31, 2001, after review of potential problem loans identified by management, including those noted in the table below, management of the Company concluded the allowance for loan losses was adequate. As of December 31, 2001, approximately $53,000 of loans not included in the table below were identified by management as having potential credit problems that raised doubts as to the ability of the borrowers to comply with the present loan repayment terms, which resulted in a total of $525,000 in impaired loans.

On January 2, 2001, the Bank foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. The Bank is currently in the process of stabilizing this business and will continue to operate the business as an unconsolidated subsidiary until it can be merged into another entity or sold. This subsidiary is a software company that provides the public sector with intergrated financial, property and human resource management systems. At December 31, 2001 the Bank's investment in this company was $5,110,000. Based on unaudited financial statements, this company generated $4,187,000 in revenues and incurred $5,211,000 in operating expenses for the year ended December 31, 2001.

On August 8, 2001, the Bank foreclosed on a loan to one borrower and is now carrying the property as other real estate owned at what management believes to be the fair value less cost to sell of the property of $600,000. The remaining balance of the loan was $110,000 and this was charged against the allowance for loan losses at the time of foreclosure.

The Company does not have any foreign loans. The Company's loan portfolio does not include a significant amount of single family real estate mortgage or installment credits, as the Company does not market its services to retail customers.

The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Summary of Nonperforming Assets

                                                                                December 31,
                                                        -----------------------------------------------------------
(Dollars in thousands)                                    2001         2000         1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Commercial, industrial and IRB's:
   Nonaccrual                                             $157          $84         $170         $477          $285
   Contractually past due 90 days
     or more and still accruing                             18           --          167          179             3
   Renegotiated loans                                       --           --           70          134           449
Real estate-construction on nonaccrual                     265        1,043           --           --            --
Real estate-mortgage:
   Nonaccrual                                               32           --           --           --            --
   Contractually past due 90 days
     or more and still accruing                             --           --           --           --            24
Installment loans contractually past due
   90 days or more and still accruing                       --            4           --           --            --
-------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                  472        1,131          407          790           761
-------------------------------------------------------------------------------------------------------------------
Total foreclosed assets(1)                               5,710           --           --           --            --
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                              $6,182       $1,131         $407         $790          $761
===================================================================================================================

(1) Total foreclosed assets includes the Company's investment in an unconsolidated subsidiary of $5,110,000 and other real estate owned of $600,000. These items are more fully explained in Nonperforming Assets above and Item 8, Note 1 of this report.

Noninterest Income

The Company's noninterest income is derived mainly from fee revenue relating to the payment and processing of freight and utility invoices. As the Company provides its freight and utility processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                                      December 31,
                                                                   ---------------------------------------------
(In thousands)                                                           2001              2000             1999
----------------------------------------------------------------------------------------------------------------
Transportation Information Services:
     Invoice Bill Volume                                               20,046            18,777           18,859
     Invoice Dollar Volume                                         $7,415,821        $7,397,959       $6,676,603

Utility Information Services:
     Invoice Bill Volume                                                2,481             1,730            1,018
     Invoice Dollar Volume                                         $1,763,688        $1,062,848         $578,938
----------------------------------------------------------------------------------------------------------------

In addition to payment processing revenue, the Company also received fees from the sale, maintenance, and service operations relating to freight rating software. After December 31, 2001 the Company ceased the sale and maintenance of its rating software and replaced this product with its web-based Ratemaker product, which generates revenue from subscription and related service fees. Other noninterest revenue is generated by the Bank in the form of fees that relate to the credit, depository, and cash management products of the Bank. Bank customers compensate the Bank for these services through fees, the maintenance of demand deposit balances, or both.

Noninterest income in 2001 compared to 2000 include the following significant pre-tax components:

      Freight and utility payment and processing revenue increased $2,052,000 or 11.3% to $20,142,000. Of the total payment and processing revenue, fees related to utility payment and processing increased $2,234,000 and fees relating to freight payment and processing services decreased $182,000. The increase in utility payment and processing fees relates to the rapid expansion of the customer base. During 2001 the Company processed nearly
      2.5 million utility invoices representing over $1.7 billion of invoice value. The decrease in revenue from freight payment and processing services was primarily due to the slowing economy, which resulted in freight shipments of the existing customer base decreasing significantly from 2000 levels. In addition, a greater percentage of payment and processing revenue was obtained from increased investable balances generated rather than from fees.

      Freight rating services revenue increased $14,000 or 1.0% to $1,348,000. A change in the strategic direction of the Company from selling rating software to a new Internet-based delivery system of carrier rates occurred during 2000 and 2001. This system will offer the shipping community an expanded level of features, capabilities and ease of access. The Company saw a decrease in revenue from its rating software maintenance fees, which it discontinued on December 31, 2001, but this decrease was more than offset by the fees generated from the new Ratemaker product.

      Service charges generated by the Bank increased $137,000 or 9.9% to $1,522,000. This increase was due primarily to the growth of the Bank's customer base and the fact that service fees increase as the value of noninterest bearing deposits, used to compensate the Bank, decrease as the general level of interest rates decrease.

      Other miscellaneous noninterest income decreased $74,000 or 24.3% to $231,000. This decrease was due primarily to discontinuing the sale of the Company's rating software in 2001.

Noninterest income in 2000 compared to 1999 include the following significant pre-tax components:

      Freight and utility payment and processing revenue decreased $136,000 or .7% to $18,090,000. Of the total payment and processing revenue, fees related to utility payment and processing increased $749,000 and fees relating to freight payment and processing services decreased $885,000. The increase in utility payment and processing fees relates the rapid expansion of the customer base. At the end of 2000 the Company was processing 1.7 million utility invoices representing over $1 billion of invoice value on an annualized basis. The decrease in revenue from freight payment and processing services was due to several factors. First, there was a decrease in non-recurring other miscellaneous freight fees. Second, there were continued anticipated decreases relating to some freight payment services that were part of a prior acquisition. Finally, the balance of compensation relating to the delivery of these services to the existing customer base shifted from service fees to increases in accounts and drafts payable.

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

      Other miscellaneous noninterest income increased $34,000 or 12.5% to $305,000. This increase was due primarily to additional miscellaneous services provided by the Company to its customers.

Noninterest Expense

Noninterest expense in 2001 compared to 2000 include the following significant pre-tax components:

      Salaries and employee benefits increased $1,969,000 or 6.9% to $30,469,000. These increases were primarily related to an increased staff at the Company's new utility processing facility in Columbus, Ohio. The Company also experienced increases in pension and health insurance expense along with annual salary increases.

      Occupancy expense decreased $100,000 or 5.7% to $1,658,000 primarily due to a decrease in rent expense the Company experienced after moving its Columbus operations from leased space to a newly acquired building. Equipment expense increased $804,000 or 26.6% to $3,831,000 and other noninterest expenses increased $820,000 or 10.3% to $8,771,000. These increases relate mainly to expansion of utility payment processing capabilities, increased investment in freight payment processing and Internet capabilities and other normal operating expense fluctuations. More details on the components of other noninterest operating expenses are contained in Item 8, Note 8 of this report.

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

      Occupancy expense decreased $22,000 or 1.2% to $1,758,000. Equipment expense increased $313,000 or 11.5% to $3,027,000. Other noninterest expenses increased $75,000 or 1.0% to $7,951,000. The increases in equipment expense and other noninterest expense relate mainly to expansion of utility payment processing capabilities, increased investment in freight payment processing and Internet capabilities and other normal operating expense fluctuations. More details on the components of other noninterest operating expenses are contained in Item 8, Note 8 of this report.

Income Tax Expense

Income tax expense in 2001 totaled $3,739,000 compared to $3,861,000 in 2000 and $3,411,000 in 1999. When measured as a percent of income before income taxes, the Company's effective tax rate was 34.7% in 2001, 35.1% in 2000 and 35.5% in 1999.

Investment Portfolio

Investment portfolio changes from December 31, 2000 to December 31, 2001:

      U.S. Government Treasury securities decreased $17,963,000 or 59.4% to $12,284,000. This decrease was caused by a decision to invest in higher yielding securities and fund expected future loan growth.

      U.S. Government corporations and agencies increased $40,050,000 or 107.5% to $77,313,000. This increase was due to a decision to invest in longer-term, higher yielding investments, given the declining interest rate environment.

      State and political subdivisions increased $918,000 or 77.7% to $2,099,000. This was also due to the decision to invest in longer term, higher yielding investments.

Investment portfolio changes from December 31, 1999 to December 31, 2000:

      U.S. Government Treasury securities decreased $12,026,000 or 28.4% to $30,247,000. This decrease was caused by the decision to increase the Company's liquidity given expected loan growth.

      U.S. Government corporations and agencies decreased $2,006,000 or 5.1% to $37,263,000. This decrease was also due to the decision to fund expected loan growth.

There was no single issuer of securities in the investment portfolio at December 31, 2001 other than the U.S. Government and U.S. Government agencies and corporations, for which the aggregate amortized cost exceeded ten percent of total shareholders' equity.

Investment by Type

                                                                                      December 31,
                                                                      ------------------------------------------
(Dollars in thousands)                                                   2001              2000             1999
----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                              $12,284           $30,247          $42,273
Obligations of U.S. Government corporations and agencies               77,313            37,263           39,269
State and political subdivisions                                        2,099             1,181            1,253
Stock of the Federal Home Loan Bank                                       433               433               --
Stock of the Federal Reserve Bank                                         201               201              201
----------------------------------------------------------------------------------------------------------------
Total investments                                                     $92,330           $69,325          $82,996
================================================================================================================

Investment in Debt Securities by Maturity
(At December 31)

                                             Within       Over 1 to       Over 5 to         Over
(Dollars in thousands)                        1 Year       5 Years        10 Years        10 Years         Yield
================================================================================================================
U.S. Treasury securities                    $12,284            $--             $--            $--          6.41%
U.S. Government corporations and
   agencies                                   6,096         18,552          50,630          2,035          5.87%
State and political subdivisions(1)             274            260           1,565             --          6.52%
----------------------------------------------------------------------------------------------------------------
Total investment in debt securities         $18,654        $18,812         $52,195         $2,035          6.04%
----------------------------------------------------------------------------------------------------------------
   Weighted average yield                     6.20%          5.38%           5.81%          6.57%
================================================================================================================

1. Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 34%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased $17,410,000 or 17.4% from $99,941,000 at December 31, 2000 to $117,351,000 at December 31, 2001. The
average balance of these accounts increased $13,093,000 or 16.4% from $79,749,000 in 2000 to $92,842,000 in 2001. These increases relate to new business and to the fact that the earnings credit rate on noninterest-bearing demand deposits decreased with the decline in interest rates in general. In order to compensate the Bank for services rendered, customers increased balances in those accounts, paid more in fees, or both.

Interest-bearing deposits increased from $112,725,000 at December 31, 2000 to $130,627,000 at December 31, 2001. The average balances of these deposits increased $15,177,000 or 14.2% from $106,935,000 in 2000 to $122,112,000 in
2001. These increases relate mainly to the Bank's increased marketing efforts to attract more deposits.

Accounts and drafts payable generated by the Company in its payment processing operations decreased $11,046,000 or 3.6% from $302,840,000 at December 31, 2000 to $291,794,000 at December 31, 2001. The average balances of these funds increased $26,645,000 or 9.9% from $267,963,000 in 2000 to $294,608,000 in 2001.
Due to the Company's payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week. The increase in average balances can be attributed to the fact that the dollar amount of invoices processed and the time funds were available for investment increased.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposits of $100,000 or More
(At December 31, 2001)

(Dollars in thousands)
===================================================================================================================
Three months or less                                                                                        $14,477
Three to six months                                                                                           2,042
Six to twelve months                                                                                          3,936
Over twelve months                                                                                            1,250
-------------------------------------------------------------------------------------------------------------------
   Total                                                                                                    $21,705
===================================================================================================================

Liquidity

The discipline of liquidity management as practiced by the Company seeks to ensure that funds are available to fulfill all payment obligations relating to the freight and utility invoices processed as they become due, meet depositor withdrawal requests and borrower credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of funds. Primary liquidity to meet demand is provided by short-term liquid assets that can be converted to cash, maturing securities and the ability to attract funds from external sources. The Company's Asset/Liability Committee (ALCO) has direct oversight responsibility for the Company's liquidity position and profile. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of liquidity.

The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds, and were $99,855,000 at December 31, 2001, a decrease of $16,076,000 or 13.9% from
December 31, 2000. At December 31, 2001 these assets represented 16.6% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $92,330,000 at December 31, 2001, an increase of $23,005,000 or 33.2% from December 31, 2000. These assets represented 15.4% of total assets at December 31, 2001. Of this total, 13% were U.S. treasury securities, 27% were U.S. government agencies, 57% were mortgage-backed securities and 3% were other securities. Of the total portfolio, 20% matures in one year, 20% matures in one to five years, and 60% matures in five or more years. At January 2, 2001 the Company transferred the remaining balance of held-to-maturity securities into available-for-sale securities as allowed upon the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with its reverse repurchase lines of credit.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $20,341,000. Additionally, the Bank maintains a line of credit at an unaffiliated financial institution in the maximum amount of $60,000,000 collateralized by securities sold under repurchase agreements.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash provided by operating activities totaled $8,697,000 for the year ended December 31, 2001, compared to $12,311,000 for the year ended December 31, 2000. Net cash used in investing activities was $43,441,000 for the year ended December 31, 2001, compared with $86,709,000 for the year ended December 31, 2000. Net cash provided by financing activities for the year ended December 31, 2001 was $18,668,000, compared with $66,112,000 for the year ended December 31, 2000. The decrease in net cash used in investing activities relates primarily to the greater increase in loans during the year ended December 31, 2000 and a greater amount of debt and equity securities maturing during the year ended December 31, 2001, which was partially offset by the purchase of more debt and equity securities during the year. The decrease in net cash provided by financing activities relates primarily to a greater increase in accounts and drafts payable during 2000, which was offset by an increase in deposits.

Other Off-Balance Sheet Activities

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. For details on operating leases see Item 8,
Note 5 of this report.

The Company provides customers with off-balance sheet credit support through unused loan commitments to extend credit, standby letters of credit and commercial letters of credit. Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2001 are as follows:

                                                               Amount of Commitment Expiration per Period
                                                               ------------------------------------------
                                                                                Less than           1-3
         (Dollars in thousands at December 31, 2001)            Total            1 year            Years
         ------------------------------------------------------------------------------------------------
         Unused loan commitments                               $28,644           $26,640           $2,004
         Standby letters of credit                               6,026             3,499            2,527
         Commercial letters of credit                              111               111               --

Since many of the unused commitments are expected to expire or be only partially used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

Capital Resources

One of Management's primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to significantly exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2001 as shown in Item 8, Note 2 of this report.

In 2001, cash dividends paid were $.80 per share for a total of $2,579,000, a 7.4% decrease over the prior year, which is attributable to the decrease in the number of shares outstanding. On December 21, 1999 the Board of Directors authorized a stock repurchase program that allowed the repurchase of up to 200,000 shares of common stock through December 31, 2000. On March 21, 2000 the Board of Directors authorized a 100,000 increase in the number of shares that could be purchased under the program. Along with the 300,000 shares authorized under the plan, the Board of Directors approved the repurchase of an additional 262,210 shares, including 161,700 purchased during 2001. Repurchases were made in the open market or through negotiated transactions from time to time depending on market conditions.

Shareholders' equity was $55,520,000 or 9.2% of total assets at December 31, 2001, an increase of $1,699,000 over the balance at December 31, 2000. This increase resulted from net income of $7,025,000, an increase in other comprehensive income of $363,000 and other items of $169,000, which was partially offset by cash dividends paid of $2,579,000 and repurchases of stock of $3,279,000.

Management believes that current cash, cash equivalents, maturing investments and cash from operations will be sufficient to fund the Company's operations and capital expenditures in 2002.

Dividends from the bank subsidiary are a significant source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2001, unappropriated retained earnings of $2,472,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

Effect Of Recent And Prospective Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

As of the date of adoption, the Company had unamortized goodwill in the amount of $223,000 which will be subject to the transition provisions of SFAS 141 and
142. Amortization expense related to goodwill was $30,000 for each of the years ended December 31, 2001 and 2000. The Company is evaluating its goodwill for impairment in accordance with SFAS 142 and does not believe adoption of that standard will have a material effect on its operations.

In October 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment of long-lived assets. While SFAS 144 supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that statement. SFAS 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim financial periods within those fiscal years. Management believes that adopting SFAS 144 will not have a material impact on the consolidated financial statements.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses certain issues causing implementation difficulties. The Company has adopted SFAS 133, as amended, effective January 1, 2001, but since the Company does not participate in any derivative or hedging activities, SFAS 133, as amended, had no impact on the Company's consolidated financial position and results of operations, except for the transfer of all held-to-maturity securities into available-for-sale securities as of January 1, 2001 as permitted by SFAS 133. At the time of the transfer the book value of the securities transferred was $6,650,000 and the fair value was $6,682,000. The difference was an unrealized gain recorded net of tax as other comprehensive income.

Effects of Inflation

The Company's assets and liabilities are primarily monetary, consisting of cash, cash equivalents, securities, loans, payables and deposits. Monetary assets and liabilities are those that can be converted into a fixed number of dollars. The Company's consolidated balance sheet reflects a net positive monetary position (monetary assets exceed monetary liabilities). During periods of inflation, the holding of a net positive monetary position will result in an overall decline in the purchasing power of a company. Management believes that replacement costs of equipment, furniture, and leasehold improvements will not materially affect operations. The rate of inflation does affect certain expenses, such as those for employee compensation, which may not be readily recoverable in the price of the Company's services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied at the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, as discussed below, the Company's asset/liability position differs significantly from most other bank holding companies with significant positive cumulative "gaps" shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of the Company, which generates large balances of accounts and drafts payable. These balances, which are noninterest bearing, contribute to the Company's high net interest margin but cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. Simulation results illustrate that the Company's net interest income over the next twelve months would decrease 4.7% from an immediate and sustained parallel decrease in interest rates of 100 basis points and increase 4.0% from a corresponding increase in interest rates.

While net interest income simulations do a good job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses indicate that the Company's fair market value of equity would decrease 5.5% from an immediate and sustained parallel decrease in interest rates of 100 basis points and increase 4.3% from a corresponding increase in interest rates.

Interest Rate Sensitive Position

The following table presents the Company's gap or interest rate risk position at December 31, 2001 for the various time periods indicated.

                                        Variable          0-90        91-180       181-364           1-5        Over 5
(Dollars in thousands)                      Rate          days          days          days         years         Years        Total
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans:
      Taxable                           $128,090      $  8,525       $ 4,783      $  4,409      $224,837      $  4,653     $375,297
      Tax-exempt                              --            --            --            --         2,735         3,420        6,155
   Debt and equity securities(1):
      Taxable                                 --         6,136         6,293         8,520        17,930        50,718       89,597
      Tax-exempt                              --            --            --            --           533         1,566        2,099
      Other                                  634            --            --            --            --            --          634
   Federal funds sold and other
      short term investments              67,940            --            --            --            --            --       67,940
-----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                     196,664        14,661        11,076        12,929       246,035        60,357      541,722
===================================================================================================================================
Interest-sensitive liabilities:
   Money market accounts                  43,599            --            --            --            --            --       43,599
   Now accounts                           14,309            --            --            --            --            --       14,309
   Savings deposits                       46,438            --            --            --            --            --       46,438
Time deposits:
   $100 and more                              --        14,477         2,042         3,936           650           600       21,705
   Less than $100                             --         1,326           929         1,564           757            --        4,576
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $104,346      $ 15,803       $ 2,971      $  5,500      $  1,407      $    600     $130,627
===================================================================================================================================
Interest sensitivity gap:
   Periodic                             $ 92,318      $ (1,142)      $ 8,105      $  7,429      $244,628      $ 59,757     $411,095
   Cumulative                             92,318        91,176        99,281       106,710       351,338       411,095      411,095
Ratio of interest-bearing
   assets to interest-bearing
   liabilities:
   Periodic                                1.88x         0.93x         3.73x         2.35x       174.86x       100.60x        4.15x
   Cumulative                              1.88x         1.76x         1.81x         1.83x         3.70x         4.15x        4.15x
===================================================================================================================================

(1)   Balances shown reflect earliest repricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                CASS INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31
                                                                              ----------------------------
(In thousands, except share and per share data)                                   2001             2000
----------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                       $   31,915        $   21,680
Federal funds sold and other short-term investments                               67,940            94,251
                                                                              ----------        ----------
     Cash and cash equivalents                                                    99,855           115,931
                                                                              ----------        ----------
Investment in debt and equity securities:
     Held-to-maturity,  fair value of $6,682
        at December 31, 2000                                                          --             6,650
     Available-for-sale, at fair value                                            92,330            62,675
                                                                              ----------        ----------
         Total investment in debt and equity securities                           92,330            69,325
                                                                              ----------        ----------

Loans                                                                            381,452           372,220
     Less:   Allowance for loan losses                                             4,906             4,897
                                                                              ----------        ----------
         Loans, net                                                              376,546           367,323
                                                                              ----------        ----------
Premises and equipment, net                                                       16,798            13,914
Accrued interest receivable                                                        2,627             3,528
Investment in unconsolidated subsidiary                                            5,110                --
Other assets                                                                       7,609             6,865
                                                                              ----------        ----------
           Total assets                                                       $  600,875        $  576,886
                                                                              ==========        ==========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                                      $  117,351        $   99,941
     Interest-bearing                                                            130,627           112,725
                                                                              ----------        ----------
         Total deposits                                                          247,978           212,666
Accounts and drafts payable                                                      291,794           302,840
Short-term borrowings                                                                200                --
Other liabilities                                                                  5,383             7,559
                                                                              ----------        ----------
         Total liabilities                                                       545,355           523,065
                                                                              ----------        ----------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                          --                  --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                         2,000             2,000
Additional paid-in capital                                                         4,997             5,059
Retained earnings                                                                 63,623            59,177
Accumulated other comprehensive income                                               522               159
Common shares in treasury, at cost (818,185 and 665,089
     shares at December 31, 2001 and 2000, respectively)                         (15,597)          (12,480)
Unamortized stock bonus awards                                                       (25)              (94)
                                                                              ----------        -----------
         Total shareholders' equity                                               55,520            53,821
                                                                              ----------        ----------
           Total liabilities and shareholders' equity                         $  600,875        $  576,886
                                                                              ==========        ==========

See accompanying notes to consolidated financial statements.

                CASS INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     December 31
                                                                 --------------------------------------------------
(In thousands, except share and per share data)                       2001              2000                 1999
-------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                                       $   29,069          $   27,716          $   20,371
Interest and dividends on debt and equity securities:
     Taxable                                                          4,276               5,205               4,659
     Exempt from federal income taxes                                    47                  59                  63
Interest on federal funds sold and
   other short-term investments                                       2,790               4,085               5,782
                                                                 ----------          ----------          ----------
       Total interest income                                         36,182              37,065              30,875
                                                                 ----------          ----------          ----------

Interest Expense:
Interest on deposits                                                  3,863               5,165               4,357
Interest on short-term borrowings                                         9                  20                   9
                                                                 ----------          ----------          ----------
       Total interest expense                                         3,872               5,185               4,366
                                                                 ----------          ----------          ----------
         Net interest income                                         32,310              31,880              26,509
Provision for loan losses                                                60                 750                  --
                                                                 ----------          ----------          ----------
         Net interest income after provision
           for loan losses                                           32,250              31,130              26,509
                                                                 ----------          ----------          ----------

Noninterest Income:
Information services revenue:
     Freight and utility payment and processing fees                 20,142              18,090              18,226
     Freight rating services fees                                     1,348               1,334               1,800
Bank service fees                                                     1,522               1,385               1,147
Other                                                                   231                 305                 271
                                                                 ----------          ----------          ----------
       Total noninterest income                                      23,243              21,114              21,444
                                                                 ----------          ----------          ----------

Noninterest Expense:
Salaries and employee benefits                                       30,469              28,500              25,974
Occupancy expense                                                     1,658               1,758               1,780
Equipment expense                                                     3,831               3,027               2,714
Other                                                                 8,771               7,951               7,876
                                                                 ----------          ----------          ----------
       Total noninterest expense                                     44,729              41,236              38,344
                                                                 ----------          ----------          ----------
         Income before income tax expense                            10,764              11,008               9,609
Income tax expense                                                    3,739               3,861               3,411
                                                                 ----------          ----------          ----------
         Net income                                              $    7,025          $    7,147          $    6,198
                                                                 ==========          ==========          ==========

Earnings per share:
         Basic                                                        $2.18               $2.05               $1.63
         Diluted                                                      $2.15               $2.02               $1.61

Weighted average shares outstanding:
         Basic                                                    3,228,605           3,485,789           3,791,250
         Effect of stock options and awards                          41,763              44,859              57,182
         Diluted                                                  3,270,368           3,530,648           3,848,432

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           December 31
                                                                       ------------------------------------------------
(Dollars in thousands)                                                      2001               2000              1999
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                             $    7,025          $    7,147        $    6,198
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                        3,276               2,571             2,433
       Amortization of stock bonus awards                                      80                  81                68
       Provision for loan losses                                               60                 750                --
       Deferred income tax expense (benefit)                                  761                (501)             (492)
       Decrease (increase) in accrued interest receivable                     901                (764)               --
       Increase in pension liability                                          292                 560               834
       Change in other assets                                                (469)              1,444               372
       Change in other liabilities                                         (3,204)              1,373               499
       Other operating activities, net                                        (25)               (350)              530
                                                                       ----------          ----------        ----------
       Net cash provided by operating activities                            8,697              12,311            10,442
                                                                       ----------          ----------        ----------

Cash Flows From Investing Activities:
Proceeds from maturities of debt and equity securities:
       Held-to-maturity                                                        --              20,757            30,819
       Available-for-sale                                                  38,993              12,909             1,690
Purchase of debt and equity securities available-for-sale                 (61,497)            (19,322)          (33,091)
Net increase in loans                                                     (14,088)            (94,012)          (53,601)
Purchases of premises and equipment, net                                   (5,944)             (7,041)           (1,923)
Investment in unconsolidated subsidiary                                      (905)                 --                --
                                                                       -----------         ----------        ----------

         Net cash used in investing activities                            (43,441)            (86,709)          (56,106)
                                                                       ----------          ----------        -----------

Cash Flows From Financing Activities:
Net increase in noninterest-bearing deposits                               17,410               8,269             8,761
Net increase (decrease) in interest-bearing demand
     and savings deposits                                                  (1,307)             15,063            (9,679)
Net increase (decrease) in time deposits                                   19,209                 598            (1,328)
Net increase (decrease) in accounts and drafts payable                    (11,046)             52,946              (624)
Net increase (decrease) in short-term borrowings                              200                (208)             (115)
Cash proceeds from exercise of stock options                                   60                  56                81
Cash dividends paid                                                        (2,579)             (2,784)           (2,889)
Purchase of common shares for treasury                                     (3,279)             (7,828)           (3,711)
                                                                       ----------          -----------       -----------
         Net cash provided by (used in) financing activities               18,668              66,112            (9,504)
                                                                       ----------          ----------        -----------
Net decrease in cash and cash equivalents                                 (16,076)             (8,286)          (55,168)
Cash and cash equivalents at beginning of period                          115,931             124,217           179,385
                                                                       ----------          ----------        ----------
Cash and cash equivalents at end of period                             $   99,855          $  115,931        $  124,217
                                                                       ==========          ==========        ==========

Supplemental information:

   Cash paid for interest                                              $    3,877          $    5,143        $    4,375
   Cash paid for income taxes                                               3,352               4,382             3,536

Noncash transactions:

   Investment in unconsolidated subsidiary transferred from loans      $    4,205          $       --        $       --
   Other real estate transferred from loans                                   600                  --                --
   Transfer of securities from held-to-maturity to available-for-sale       6,650                  --                --

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                       Accumulated
                                                                          Other                   Unamortized               Comp-
(In thousands, except                 Common              Retained    Comprehensive   Treasury    Stock Bonus             rehensive
   per share data)                     Stock   Surplus    Earnings    Income (Loss)     Stock       Awards        Total     Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             2,000     4,796      51,505         387          (1,213)       (71)        57,404
Net income                                                   6,198                                                 6,198      6,198
Cash dividends ($.76 per share)                             (2,889)                                               (2,889)
Purchase of 160,000 common shares
   for treasury                                                                         (3,711)                   (3,711)
Other comprehensive income (loss):
   Net unrealized loss on debt
      securities available-for-
      sale, net of tax                                                    (804)                                     (804)      (804)
Issuance of 5,900 common shares
   pursuant to Stock Bonus Plan                     87                                      61       (148)
Amortization of Stock Bonus
   Plan awards                                                                                         68             68
Exercise of stock options                          (12)                                     93                        81
Tax benefit on stock awards                        216                                                               216
                                     ----------------------------------------------------------------------------------------------
Balance, December 31, 1999             2,000     5,087      54,814        (417)         (4,770)      (151)        56,563
   Comprehensive income for 1999                                                                                              5,394
                                                                                                                           --------
Net income                                                   7,147                                                 7,147      7,147
Cash dividends ($.80 per share)                             (2,784)                                               (2,784)
Purchase of 394,510 common shares
   for treasury                                                                         (7,828)                   (7,828)
Other comprehensive income (loss):
   Net unrealized gain on debt
      securities available-for-
      sale, net of tax                                                     576                                       576        576
Issuance of 1,200 common shares
   pursuant to Stock Bonus Plan                      2                                      22        (24)
Amortization of Stock Bonus
   Plan awards                                                                                         81             81
Exercise of stock options                          (40)                                     96                        56
Tax benefit on stock awards                         10                                                                10
                                     ----------------------------------------------------------------------------------------------
Balance, December 31, 2000           $ 2,000  $  5,059   $  59,177      $  159       $ (12,480)    $  (94)     $  53,821
   Comprehensive income for 2000                                                                                           $  7,723
                                                                                                                           ========
Net income                                                   7,025                                                 7,025      7,025
Cash dividends ($.80 per share)                             (2,579)                                               (2,579)
Purchase of 161,700 common shares
   for treasury                                                                         (3,279)                   (3,279)
Other comprehensive income (loss):
   Net unrealized gain on debt
      securities available-for-
      sale, net of tax                                                     397                                       397        397
   Minimum pension liability
      adjustment, net of tax                                               (34)                                      (34)       (34)
Issuance of 600 common shares
   pursuant to Stock Bonus Plan                                                             11        (11)
Amortization of Stock Bonus
   Plan awards                                                                                         80             80
Exercise of stock options                          (91)                                    151                        60
Tax benefit on stock awards                         29                                                                29
                                     ----------------------------------------------------------------------------------------------

Balance, December 31, 2001           $ 2,000  $  4,997   $  63,623      $  522       $ (15,597)    $  (25)     $  55,520
                                     ===================================================================================
   Comprehensive income for 2001                                                                                           $  7,388
                                                                                                                           ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

The Company provides payment and information services, which include processing and payment of freight and utility invoices, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. The Company is subject to competition from other commercial concerns providing similar services to companies throughout the United States and Canada. The consolidated balance sheet caption "Accounts and Drafts Payable," consists of obligations related to the payment services that are performed for customers.

The Company also provides a full range of banking services to individual, corporate and institutional customers through its wholly owned subsidiary bank. The Bank is subject to competition from other financial and nonfinancial institutions throughout the metropolitan St. Louis, Missouri area and other areas in which the Bank competes. Additionally, the Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Use of Estimates In preparing the consolidated financial statements, Company management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements. A significant estimate which is particularly susceptible to change in a short period of time is the determination of the allowance for loan losses.

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

The Bank is required to maintain an investment in the capital stock of the Federal Reserve Bank. The stock is recorded at cost, which represents redemption value. The Bank has elected to become a member of the Federal Home Loan Bank and has invested in its common stock which is recorded at cost, which represents redemption value.

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

Premises and Equipment Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the assets, or the respective lease terms for leasehold improvements, using straight-line and accelerated methods. Estimated useful lives are 31 1/2 to 39 years for buildings, 8 to 10 years for leasehold improvements and 3 to 10 years for furniture, fixtures, equipment and software. Maintenance and repairs are charged to expense as incurred.

Investment in Unconsolidated Subsidiary On January 2, 2001, the Company foreclosed on certain operating assets to one borrower in order to protect the financial interest in that borrower. The Bank is currently stabilizing this business until it can be merged into another entity or sold, and is operating it as Government e-Management Solutions, Inc. It is accounted for as a foreclosed asset at the lower of cost or fair value less estimated costs to sell.

Other Real Estate Owned Other real estate, included in other assets in the accompanying consolidated balance sheets, is recorded at fair value less estimated selling costs. If the fair value of other real estate declines subsequent to foreclosure, the difference is recorded as a valuation allowance through a charge to expense. Subsequent increases in fair value are recorded through reversal of the valuation allowance. Expenses incurred in maintaining the properties are charged to expense.

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

The Company adopted the provision of SFAS 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2001 the Company had $223,000 of goodwill, which is included in other assets in the accompanying consolidated balance sheets.

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

Reclassifications Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation. Such reclassifications have no effect on previously reported net income.

Note 2
Capital Requirements And Regulatory Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes as of December 31, 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. The most recent notification from the regulatory agencies, dated December 14, 2001, categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

Subsidiary dividends are a principal source of funds for payment of dividends by the Company to its shareholders. The Bank is subject to regulations which require the maintenance of minimum capital levels. At December 31, 2001, unappropriated retained earnings of $2,472,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

Restricted funds on deposit used to meet regulatory reserve requirements amounted to approximately $761,000 and $2,053,000 at December 31, 2001 and 2000, respectively.

The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2001 and 2000 are as follows:

                                                                                                   Requirement
                                                                                                   to be well
                                                                                                capitalized under
                                                                             Capital            prompt corrective
                                                  Actual                  requirements          action provisions
                                        ---------------------------------------------------------------------------
(Dollars in thousands)                        Amount     Ratio          Amount     Ratio        Amount     Ratio
-------------------------------------------------------------------------------------------------------------------
At December 31, 2001
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $54,537     12.22%        $35,718      8.00%      $    N/A      N/A%
     Cass Commercial Bank                     25,363     11.41          17,787      8.00         22,234    10.00
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $49,631     11.12%        $17,859      4.00%      $    N/A      N/A%
     Cass Commercial Bank                     22,608     10.17           8,894      4.00         13,340     6.00
Tier I capital (to average assets):
     Cass Information Systems, Inc.          $49,631      8.75%        $17,022      3.00%      $    N/A      N/A%
     Cass Commercial Bank                     22,608      9.20           7,375      3.00         12,291     5.00

At December 31, 2000
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $57,712     13.55%        $34,076      8.00%      $    N/A      N/A%
     Cass Commercial Bank                     26,064     13.38          15,586      8.00         19,483    10.00
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $52,815     12.40%        $17,038      4.00%      $    N/A      N/A%
     Cass Commercial Bank                     23,624     12.13           7,793      4.00         11,690     6.00
Tier I capital (to average assets):
     Cass Information Systems, Inc.          $52,815     10.26%        $15,448      3.00%      $    N/A      N/A%
     Cass Commercial Bank                     23,624     10.52           6,737      3.00         11,228     5.00

Note 3
Investment in Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent.

There were no securities classified as held-to-maturity at December 31, 2001. The amortized cost and fair values of debt securities classified as held-to-maturity at December 31, 2000 are as follows:

                                                                              2000
                                                      --------------------------------------------------
                                                                       Gross        Gross
                                                       Amortized    Unrealized   Unrealized      Fair
         (In thousands)                                  Cost          Gains       Losses        Value
         -----------------------------------------------------------------------------------------------
         U.S. Government Treasury securities          $   2,004       $  --        $  --       $   2,004
         Obligations of U.S. Government
           corporations and agencies                      3,465          13           (3)          3,475
         State and political subdivisions                 1,181          28           (6)          1,203
         -----------------------------------------------------------------------------------------------
         Total                                        $   6,650       $  41        $  (9)      $   6,682
         ===============================================================================================

The amortized cost and fair values of debt and equity securities classified as available-for-sale at December 31, 2001 and 2000, are summarized as follows:

                                                                              2001
                                                      --------------------------------------------------
                                                                       Gross        Gross
                                                       Amortized    Unrealized   Unrealized      Fair
         (In thousands)                                  Cost          Gains       Losses        Value
         -----------------------------------------------------------------------------------------------
         U.S. Government Treasury securities           $ 11,962       $ 322        $  --        $ 12,284
         Obligations of U.S. Government
           corporations and agencies                     76,822         581          (90)         77,313
         State and political subdivisions                 2,070          36           (7)          2,099
         -----------------------------------------------------------------------------------------------
         Total debt securities                           90,854         939          (97)         91,696
         Stock in Federal Reserve Bank and
           Federal Home Loan Bank                           634          --           --             634
         -----------------------------------------------------------------------------------------------
         Total                                          $91,488       $ 939        $ (97)       $ 92,330
         ===============================================================================================

                                                                              2000
                                                      --------------------------------------------------
                                                                       Gross        Gross
                                                       Amortized    Unrealized   Unrealized      Fair
         (In thousands)                                  Cost          Gains       Losses        Value
         -----------------------------------------------------------------------------------------------
         U.S. Government Treasury securities           $ 27,975       $ 268        $  --        $ 28,243
         Obligations of U.S. Government
           corporations and agencies                     33,825          95         (122)         33,798
         -----------------------------------------------------------------------------------------------
         Total debt securities                           61,800         363         (122)         62,041
         Stock in Federal Reserve Bank and
           Federal Home Loan Bank                           634          --           --             634
         -----------------------------------------------------------------------------------------------
         Total                                          $62,434       $ 363        $(122)       $ 62,675
         ===============================================================================================

The amortized cost and fair value of debt and equity securities classified as available-for-sale at December 31, 2001, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                                                      2001
                                                                          ---------------------------
                                                                            Amortized          Fair
         (In thousands)                                                       Cost             Value
         --------------------------------------------------------------------------------------------
         Due in 1 year or less                                            $   18,249         $ 18,654
         Due after 1 year through 5 years                                     18,742           18,812
         Due after 5 years through 10 years                                   51,836           52,195
         Due after 10 years                                                    2,027            2,035
         No stated maturity                                                      634              634
         --------------------------------------------------------------------------------------------
         Total                                                            $   91,488         $ 92,330
         ============================================================================================

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes was approximately $11,788,000 and $5,596,000 at December 31, 2001 and 2000,
respectively.

There were no sales of debt and equity securities classified as available-for-sale in 2001, 2000 or 1999.

On January 2, 2001 the Company transferred the remaining balance of held-to-maturity securities into available-for-sale securities as allowed upon the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". At the time of the transfer the fair value of the securities transferred was $6,682,000.

Note 4
Loans

A summary of loan categories at December 31, 2001 and 2000, is as follows:

         (In thousands)                                                       2001             2000
         --------------------------------------------------------------------------------------------
         Commercial and industrial                                        $  115,316        $ 136,482
         Real estate:
              Mortgage                                                       128,651          117,170
              Mortgage - Church & related                                     86,853           65,368
              Construction                                                    16,041            9,877
              Construction - Church & related                                 16,674           19,587
         Industrial revenue bonds                                              6,155           15,804
         Installment                                                           1,787            2,533
         Other                                                                 9,975            5,399
         --------------------------------------------------------------------------------------------
         Total                                                            $  381,452        $ 372,220
         ============================================================================================

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

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors for the year ended December 31, 2001, are summarized below. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility.

                  (In thousands)
                  -----------------------------------------------------------------------------
                  Aggregate balance, January 1, 2001                                  $      53
                  New loans                                                               3,810
                  Payments                                                                  202
                  -----------------------------------------------------------------------------
                  Aggregate balance, December 31, 2001                                $   3,661
                  =============================================================================

A summary of the activity in the allowance for loan losses for 2001, 2000 and 1999 is as follows:

         (In thousands)                                     2001              2000             1999
         -------------------------------------------------------------------------------------------
         Balance, January 1                               $ 4,897          $  4,282          $ 4,428
         Provision charged to expense                          60               750               --
         Loans charged off                                   (110)             (183)            (256)
         Recoveries of loans previously
              charged off                                      59                48              110
         -------------------------------------------------------------------------------------------
         Net loan charge-offs                                 (51)             (135)            (146)
         -------------------------------------------------------------------------------------------
         Balance, December 31                             $ 4,906          $  4,897          $ 4,282
         ===========================================================================================

A summary of impaired loans at December 31, 2001 and 2000, is as follows:

         (In thousands)                                                       2001             2000
         ------------------------------------------------------------------------------------------
         Nonaccrual loans                                                 $    454          $ 1,127
         Impaired loans continuing to accrue interest                           71            4,267
         ------------------------------------------------------------------------------------------
         Total impaired loans                                             $    525          $ 5,394
         ==========================================================================================

The allowance for loan losses on impaired loans was $211,000 and $271,000 at December 31, 2001 and 2000, respectively. Impaired loans with no related allowance for loan losses totaled $314,000 and $5,123,000 at December 31, 2001 and 2000, respectively. The average balance of impaired loans during 2001 and 2000 was $1,206,000 and $1,476,000, respectively. On January 2, 2001 the Bank foreclosed on certain operating assets of one borrower that represented $4,205,000 of the impaired loan balance at December 31, 2000. The Bank is now operating the business as an unconsolidated subsidiary until it can be merged or sold to another entity.

A summary of interest income on impaired loans for 2001, 2000 and 1999 is as follows:

                                                                                 2001
                                                                -------------------------------------
                                                                              Impaired Loans
                                                                Nonaccrual     Continuing to
         (In thousands)                                            Loans      Accrue interest   Total
         --------------------------------------------------------------------------------------------
         Income recognized                                      $      3          $    6        $   9
         Interest income if interest had accrued                      65               6           71
         --------------------------------------------------------------------------------------------

                                                                                  2000
                                                                -------------------------------------
                                                                              Impaired Loans
                                                                Nonaccrual     Continuing to
         (In thousands)                                            Loans      Accrue interest   Total
         --------------------------------------------------------------------------------------------
         Income recognized                                      $     19          $   87        $ 106
         Interest income if interest had accrued                     123              87          210
         --------------------------------------------------------------------------------------------

                                                                                  1999
                                                                -------------------------------------
                                                                              Impaired loans
                                                                Nonaccrual     Continuing to
         (In thousands)                                            Loans      Accrue interest    Total
         --------------------------------------------------------------------------------------------
         Income recognized                                      $      1          $    1        $   2
         Interest income if interest had accrued                      44               1           45
         --------------------------------------------------------------------------------------------

Note 5
Premises and Equipment

A summary of premises and equipment at December 31, 2001 and 2000, is as follows:

         (In thousands)                                                       2001             2000
         -------------------------------------------------------------------------------------------
         Land                                                             $     873         $    873
         Buildings                                                           10,222            9,101
         Leasehold improvements                                               1,168            1,264
         Furniture, fixtures and equipment                                   17,017           19,015
         Purchased software                                                   3,407            2,391
         Internally developed software                                        3,924            1,557
         -------------------------------------------------------------------------------------------
                                                                             36,611           34,201
         Less accumulated depreciation and amortization                      19,813           20,287
         -------------------------------------------------------------------------------------------
         Total                                                            $  16,798         $ 13,914
         ===========================================================================================

Depreciation charged to expense in 2001, 2000 and 1999 amounted to $3,085,000, $2,275,000 and $1,993,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements which expire at various dates through 2007. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001:

                  (In thousands)
                  -----------------------------------------------------------------------------
                  2002                                                                $     268
                  2003                                                                      250
                  2004                                                                      242
                  2005                                                                      209
                  2006                                                                       42
                  2007                                                                        7
                  -----------------------------------------------------------------------------
                  Total                                                               $   1,018
                  =============================================================================

Rental expense for 2001, 2000 and 1999 was $761,000, $1,161,000 and $1,271,000,
respectively.

Note 6
Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 2001 and 2000:

         (In thousands)                                                       2001             2000
         --------------------------------------------------------------------------------------------
         NOW and Money Market Demand Accounts                             $   57,908        $  49,212
         Savings deposits                                                     46,438           56,441
         Time deposits:
              Less than $100                                                   4,576            4,028
              $100 or more                                                    21,705            3,044
         --------------------------------------------------------------------------------------------
         Total                                                            $  130,627        $ 112,725
         ============================================================================================

Interest on deposits consist of the following for 2001, 2000 and 1999:

         (In thousands)                                       2001              2000           1999
         -------------------------------------------------------------------------------------------
         NOW and Money Market Demand Accounts               $ 1,544          $  1,961        $ 1,431
         Savings deposits                                     1,761             2,885          2,539
         Time deposits:
              Less than $100                                    195               190            207
              $100 or more                                      363               129            180
         -------------------------------------------------------------------------------------------
         Total                                              $ 3,863          $  5,165        $ 4,357
         ===========================================================================================

The scheduled maturities of certificates of deposit at December 31, 2001 and 2000, are summarized as follows:

                                                                2001                       2000
                                                     --------------------------------------------------
                                                                      Percent                   Percent
         (In thousands)                                 Amount       of Total      Amount      of Total
         ----------------------------------------------------------------------------------------------
         Due within:
              One year                               $  24,274         92.4%      $ 5,871        83.0%
              Two years                                  1,027          3.9         1,037        14.7
              Three years                                  325          1.2            34          .5
              Four years                                    55           .2            91         1.3
              Five years                                    --           --            39          .5
              Over five years                              600          2.3
         ----------------------------------------------------------------------------------------------
         Total                                       $  26,281        100.0%      $ 7,072       100.0%
         ==============================================================================================

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

The pension cost for 2001, 2000 and 1999 was $700,000, $386,000 and $784,000,
respectively, and included the following components:

         (In thousands)                                       2001              2000           1999
         --------------------------------------------------------------------------------------------
         Service cost - benefits earned during the year     $   824          $    747        $   929
         Interest cost on projected benefit obligations         898               778            747
         Expected return on plan assets                        (960)             (959)          (899)
         Net amortization and deferral                          (62)             (180)             7
         --------------------------------------------------------------------------------------------
         Net periodic pension cost                          $   700          $    386        $   784
         ============================================================================================

A summary of the activity in the defined benefit pension plan's benefit obligation, assets, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2001 and 2000, is as follows:

         (In thousands)                                                         2001           2000
         --------------------------------------------------------------------------------------------
         Benefit obligation:
              Balance, January 1                                             $ 11,931        $10,562
              Service cost                                                        824            747
              Interest cost                                                       898            778
              Actuarial loss (gain)                                               736             41
              Benefits paid                                                      (223)          (197)
         --------------------------------------------------------------------------------------------
         Balance, December 31                                                 $14,166        $11,931
         ============================================================================================

         Plan assets:
              Fair value, January 1                                          $ 12,089        $11,958
              Actual return                                                        51            304
              Employer contribution                                               723             24
              Benefits paid                                                      (223)          (197)
         --------------------------------------------------------------------------------------------
         Fair value, December 31                                             $ 12,640        $12,089
         ============================================================================================

         Funded status:
              Unfunded projected benefits obligation                         $ (1,526)       $   158
              Unrecognized prior service cost                                      12             19
              Unrecognized net gains                                             (536)        (2,251)
         --------------------------------------------------------------------------------------------
         Accrued pension cost                                                 $(2,051)       $(2,074)
         ============================================================================================

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.00% in 2001, 7.50% and 4.00% in 2000 and 7.75% and 4.00% in 1999. The expected long-term rate of return on assets was 8.00% in 2001, 2000 and 1999.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company's subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan.

The pension cost for 2001, 2000 and 1999 for the supplemental executive retirement plan was $220,000, $245,000 and $257,000 respectively, and included the following components:

         (In thousands)                                       2001              2000           1999
         -------------------------------------------------------------------------------------------
         Service cost - benefits earned during the year     $    11          $     29        $    38
         Interest cost on projected benefit obligations         120               131            113
         Net amortization and deferral                           89                85            106
         -------------------------------------------------------------------------------------------
         Net periodic pension cost                          $   220          $    245        $   257
         ===========================================================================================

A summary of the activity in the supplemental executive retirement plan's benefit obligation, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2001 and 2000, is as follows:

         (In thousands)                                                         2001           2000
         -------------------------------------------------------------------------------------------
         Benefit obligation:
              Balance, January 1                                             $  1,798        $ 1,566
              Service cost                                                         11             30
              Interest cost                                                       120            131
              Actuarial loss (gain)                                              (142)            71
         -------------------------------------------------------------------------------------------
         Balance, December 31                                                $  1,787        $ 1,798
         ===========================================================================================

         Funded status:
              Unfunded projected benefits obligation                         $ (1,787)       $(1,798)
              Unrecognized prior service cost                                     587            645
              Unrecognized actuarial loss                                         336            508
         -------------------------------------------------------------------------------------------
              Accrued pension cost                                               (864)          (645)
              Minimum liability adjustment                                       (638)          (533)
         -------------------------------------------------------------------------------------------
         Accrued pension cost                                                $ (1,502)       $(1,178)
         ===========================================================================================

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.00% in 2001, 7.50% and 4.00% in 2000 and 7.75% and 4.00% in 1999.

The provisions of Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions", require the Company to record an additional minimum liability of $638,000 and $533,000 at December 31, 2001 and 2000, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amounts previously recorded. The additional liability is offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $587,000 and $533,000 at December 31, 2001 and 200, respectively, are included in other assets on the accompanying consolidated balance sheets. The remaining amount at December 31, 2001 of $51,000 is recorded, net of tax, as an accumulated other comprehensive loss.

The Company maintains a noncontributory profit sharing plan which covers substantially all of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2001, 2000 and 1999 was $1,588,000, $1,617,000 and $1,413,000, respectively.

The Company sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2001, 2000 and 1999 were $260,000, $247,000 and $234,000, respectively.

The Company maintains a restricted stock bonus plan which provides for the issuance of up to 100,000 shares of the Company's common stock. The fair value of such shares, which is based on the market price on the date of grant, has been recorded in the consolidated financial statements through the establishment of a contra shareholders' equity account which is amortized over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $80,000, $81,000 and $68,000 for 2001, 2000 and 1999, respectively.

Changes in stock bonus shares outstanding were as follows:

                                                                                         Weighted Average
                                                                                            Fair Value
                                                                             Shares          Per Share
         ------------------------------------------------------------------------------------------------
         Balance at December 31, 1998                                          3,000          $25.00
         Granted                                                               5,900           25.14
         Vested                                                               (1,000)          25.00
         ------------------------------------------------------------------------------------------------
         Balance at December 31, 1999                                          7,900           25.10
         Granted                                                               1,200           20.00
         Vested                                                               (2,967)          25.09
         ------------------------------------------------------------------------------------------------
         Balance at December 31, 2000                                          6,133           24.11
         Granted                                                                 600           19.60
         Vested                                                               (3,367)          24.49
         ------------------------------------------------------------------------------------------------
         Balance at December 31, 2001                                          3,366          $22.93
         ================================================================================================

The Company also maintains a performance-based stock option plan which provides for the granting of options to acquire up to 400,000 shares of Company common stock. Options vest over a period not to exceed seven years, but the vesting period can be less based on the Company's attainment of certain financial operating performance criteria.

The following table summarizes stock options outstanding as of December 31, 2001:

                                                                   Weighted Average
                         Exercise               Options                Remaining
                           Price              Outstanding          Contractual Life
                  ------------------------------------------------------------------
                          $10.32                69,004                    1.98
                           20.36                 6,000                    3.21
                           23.00                 3,500                    4.00
                           24.63                 2,000                    4.00
                           25.25                59,850                    4.00
                           25.45                 8,500                    2.94

Changes in options outstanding were as follows:

                                                                                         Weighted Average
                                                                             Shares       Exercise Price
         -------------------------------------------------------------------------------------------------
         Balance at December 31, 1998                                        109,900          $12.04
         Granted                                                              67,100           25.11
         Exercised                                                            (9,960)          10.32
         Forfeited                                                              (250)          10.32
         -------------------------------------------------------------------------------------------------
         Balance at December 31, 1999                                        166,790           17.38
         Exercised                                                            (5,370)          10.32
         -------------------------------------------------------------------------------------------------
         Balance at December 31, 2000                                        161,420           17.61
         Exercised                                                           (10,404)          10.32
         Forfeited                                                            (2,162)          20.68
         -------------------------------------------------------------------------------------------------
         Balance at December 31, 2001                                        148,854          $18.08
         =================================================================================================

At December 31, 2001, 50,608 shares were exercisable with a weighted average exercise price of $11.59.

The Company accounts for stock-based compensation under the stock option plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and accordingly, recognizes no compensation expense as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The required disclosure provisions of SFAS 123 are provided in the table below. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock options at the date of grant. The weighted average assumptions used in 1999 were: an expected life of 7 years, dividend yield of 2.64%, expected volatility of 7.63% and risk-free interest rate of 6.31%. There were no additional grants in 2000 and 2001. The following table represents the effect on earnings and diluted earnings per share:

         (In thousands, except per share data)                2001              2000           1999
         ----------------------------------------------------------------------------------------------
         Net earnings as reported                           $ 7,025          $  7,147        $ 6,198
         Pro forma net earnings                               6,956             7,076          6,133
         Diluted earnings per share as reported                2.15              2.02           1.61
         Pro forma diluted earnings per share                  2.13              2.00           1.59
         ==============================================================================================

Note 8
Other Noninterest Expense

Details of other noninterest expense for 2001, 2000 and 1999 are as follows:

         (In thousands)                                       2001              2000           1999
         ---------------------------------------------------------------------------------------------
         Postage, printing and supplies                     $ 2,678          $  2,375        $ 2,261
         Advertising and business development                 1,280             1,407          1,509
         Professional fees                                    1,740             1,223          1,064
         Outside service fees                                   990               792            796
         Data processing services                               416               499            570
         Telecommunications                                     605               635            612
         Other                                                1,062             1,020          1,064
         ---------------------------------------------------------------------------------------------
         Total other noninterest expense                    $ 8,771          $  7,951        $ 7,876
         =============================================================================================

Note 9
Income Taxes

The components of income tax expense for 2001, 2000 and 1999 are as follows:

         (In thousands)                                       2001              2000           1999
         --------------------------------------------------------------------------------------------
         Current:
              Federal                                       $ 2,571          $  4,035        $ 3,560
              State                                             407               327            343
         Deferred                                               761              (501)          (492)
         --------------------------------------------------------------------------------------------
         Total income tax expense                           $ 3,739          $  3,861        $ 3,411
         ============================================================================================

A reconciliation of expected income tax expense, computed by applying the effective federal statutory rate of 34% for 2001, 2000 and 1999 to income before income tax expense, to reported income tax expense is as follows:

         (In thousands)                                       2001              2000           1999
         --------------------------------------------------------------------------------------------
         Expected income tax expense                        $ 3,660          $  3,743        $ 3,267
         (Reductions) increases resulting from:
              Tax-exempt interest                              (229)             (150)          (136)
              State taxes, net of federal benefit               269               216            226
              Other, net                                         39                52             54
         --------------------------------------------------------------------------------------------
         Total income tax expense                           $ 3,739          $  3,861        $ 3,411
         ============================================================================================

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

         (In thousands)                                                       2001             2000
         ---------------------------------------------------------------------------------------------
         Deferred tax assets:
              Allowance for loan losses                                   $    1,124        $   1,180
              Accrued pension cost                                               716              716
              Premises and equipment                                              --               59
              Other                                                              444              388
         ---------------------------------------------------------------------------------------------
                Total deferred tax assets                                      2,284            2,343
         ---------------------------------------------------------------------------------------------
         Deferred tax liabilities:
              Unrealized gain on investment in debt
                and equity securities available for sale                        (286)             (82)
              Discount accretion                                                 (71)             (48)
              Premises and equipment                                            (645)              --
              Other                                                             (209)            (175)
         ---------------------------------------------------------------------------------------------
                Total deferred tax liabilities                                (1,211)            (305)
         ---------------------------------------------------------------------------------------------
         Net deferred tax assets                                          $    1,073        $   2,038
         =============================================================================================

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2001 or 2000, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

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

Conditional commitments to extend credit, commercial letters of credit and standby letters of credit totaled approximately $28,644,000, $111,000 and $6,026,000, respectively, at December 31, 2001.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                                              2001                         2000
                                                     ----------------------------------------------------
                                                       Carrying      Fair          Carrying      Fair
         (In thousands)                                 Amount       Value          Amount       Value
         ------------------------------------------------------------------------------------------------
         Balance sheet assets:
              Cash and cash equivalents              $   99,855  $   99,855       $  115,931   $  115,931
              Investment in debt and
                equity securities                        92,330      92,330           69,325       69,357
              Loans, net                                376,546     379,249          367,323      365,398
              Accrued interest receivable                 2,627       2,627            3,528        3,528
         ------------------------------------------------------------------------------------------------
         Total                                       $  571,358  $  574,061       $  556,107   $  554,214
         ================================================================================================

         Balance sheet liabilities:
              Deposits                               $  247,978  $  248,159       $  212,666   $  212,666
              Accounts and drafts payable               291,794     291,794          302,840      302,840
              Short-term borrowings                         200         200               --           --
              Accrued interest payable                       88          88               93           93
         ------------------------------------------------------------------------------------------------
         Total                                       $  540,060  $  540,241       $  515,599   $  515,599
         ================================================================================================

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

The Company's accounting policies for segments are the same as those described in Note 1 on pages 24 and 25 of this report. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value. The Company initiated the reporting of information relating to the Utility Information Services unit in 2001 due to its growth and formalization of its existence as an operating unit. Previous period information has been restated, when practical, to reflect this addition.

All three segments market their services within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

Summarized information about the Company's operations in each industry segment for the periods ended December 31, 2001, 2000 and 1999, is as follows:

                                    Transportation        Utility                       Corporate
                                      Information       Information       Banking          and
(In thousands)                          Services          Services       Services      Eliminations     Total
----------------------------------------------------------------------------------------------------------------
 2001
Net interest income before provision
  for loan losses:
       External                         $  16,892         $  3,276       $  12,142      $      --    $  32,310
       Internal                               127               24            (151)            --           --
Noninterest income:
       External                            17,262            4,450           1,531             --       23,243
       Internal                                --               --           1,412         (1,412)          --
Provision for loan losses                      25                5              30             --           60
Depreciation and amortization               2,300              516             425             35        3,276
Income taxes                                1,319               25           2,419            (24)       3,739
Net income                                  2,945               34           4,095            (49)       7,025
Total assets                              262,707           58,844         287,385         (8,061)     600,875
----------------------------------------------------------------------------------------------------------------
2000
Net interest income before provision
  for loan losses:
       External                         $  18,773         $  1,719       $  11,388      $      --    $  31,880
       Internal                               224               22            (246)            --           --
Noninterest income:
       External                            17,500            2,228           1,386             --       21,114
       Internal                                --               --           1,131         (1,131)          --
Provision for loan losses                     275               25             450             --          750
Depreciation and amortization               2,033               61             444             33        2,571
Income taxes                                2,292             (273)          1,891            (49)       3,861
Net income                                  4,572             (572)          3,246            (99)       7,147
Total assets                              309,698           28,400         238,782              6      576,886
----------------------------------------------------------------------------------------------------------------
1999
Net interest income before provision
  for loan losses:
       External                         $  15,729         $    N/A       $  10,780      $      --    $  26,509
       Internal                                79              N/A             (79)            --           --
Noninterest income:
       External                            20,274              N/A           1,170             --       21,444
       Internal                                --              N/A             168           (168)          --
Provision for loan losses                      --              N/A              --             --           --
Depreciation and amortization               2,102              N/A             301             30        2,433
Income taxes                                1,570              N/A           1,886            (45)       3,411
Net income                                  3,015              N/A           3,270            (87)       6,198
Total assets                              284,412              N/A         214,971          1,462      500,845
----------------------------------------------------------------------------------------------------------------

Note 13
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

                                                 First        Second           Third         Fourth
(In thousands, except per share data)           Quarter       Quarter         Quarter        Quarter         YTD
--------------------------------------------------------------------------------------------------------------------
2001
Interest income                                 $ 9,448       $  9,051      $  9,030        $ 8,653       $ 36,182
Interest expense                                  1,446            952           825            649          3,872
--------------------------------------------------------------------------------------------------------------------
   Net interest income                            8,002          8,099         8,205          8,004         32,310
Provision for loan losses                            --             --            60             --             60
Noninterest income                                5,740          5,655         5,886          5,962         23,243
Noninterest expense                              11,088         11,037        11,100         11,504         44,729
Income tax expense                                  904            942         1,035            858          3,739

                                                 First        Second           Third         Fourth
(In thousands, except per share data)           Quarter       Quarter         Quarter        Quarter         YTD
-------------------------------------------------------------------------------------------------------------------
Net income                                      $ 1,750       $  1,775      $  1,896        $ 1,604       $  7,025
Net income per share:
   Basic earnings per share                        $.53           $.55          $.60           $.50          $2.18
   Diluted earnings per share                       .53            .53           .59            .50           2.15
-------------------------------------------------------------------------------------------------------------------
2000
Interest income                                 $ 8,405       $  8,944      $  9,460        $10,256       $ 37,065
Interest expense                                    956          1,076         1,477          1,676          5,185
-------------------------------------------------------------------------------------------------------------------
   Net interest income                            7,449          7,868         7,983          8,580         31,880
Provision for loan losses                           100            150           100            400            750
Noninterest income                                5,755          5,261         5,066          5,032         21,114
Noninterest expense                              10,179         10,340        10,283         10,434         41,236
Income tax expense                                1,069            919           946            927          3,861
-------------------------------------------------------------------------------------------------------------------
Net income                                      $ 1,856       $  1,720      $  1,720        $ 1,851       $  7,147
Net income per share:
   Basic earnings per share                        $.51           $.49          $.50           $.55          $2.05
   Diluted  earnings per share                      .50            .49           .49            .54           2.02
-------------------------------------------------------------------------------------------------------------------

Note 14
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) as of December 31, 2001 and 2000, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2001.

                                                                                   Condensed
                                                                                Balance Sheets
                                                                                  December 31
                                                                       -------------------------------
         (In thousands)                                                       2001             2000
         ---------------------------------------------------------------------------------------------
         Assets:
              Cash and due from banks                                     $    6,773        $   1,502
              Short-term investments                                          37,889           79,000
              Investment in debt and equity securities:
                  Held-to-maturity                                                --            6,152
                  Available-for-sale                                          77,651           45,896
              Loans, net                                                     178,347          185,976
              Investment in Cass Commercial Bank                              27,792           23,681
              Premises and equipment, net                                     15,650           12,840
              Other assets                                                     7,501            8,137
         ---------------------------------------------------------------------------------------------
         Total assets                                                     $  351,603         $363,184
         =============================================================================================

         Liabilities and Shareholders' Equity:
                Accounts and drafts payable                               $  291,794        $ 302,840
                Other liabilities                                              4,289            6,523
         ---------------------------------------------------------------------------------------------
         Total liabilities                                                   296,083          309,363
         Total shareholders' equity                                           55,520           53,821
         ---------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                       $  351,603        $ 363,184
         =============================================================================================

                                                                      Condensed Statements
                                                                            of Income
                                                                           December 31
                                                          -------------------------------------------
         (In thousands)                                       2001              2000           1999
         --------------------------------------------------------------------------------------------
         Income from Cass Commercial Bank:
              Dividends                                     $    --          $  5,497        $ 2,642
              Interest                                          253               364            148
              Management fees                                   827               692            655
         --------------------------------------------------------------------------------------------
                Income from subsidiary                        1,080             6,553          3,445
         Information services revenue                        21,490            19,424         20,026
         Net interest income after provision                 19,055            19,242         15,660
         Other income                                           222               304            248
         --------------------------------------------------------------------------------------------
                Total income                                 41,847            45,523         39,379
         --------------------------------------------------------------------------------------------

         Expenses:
              Salaries and employee benefits                 26,080            24,272         22,459
              Other expenses                                 11,517             9,883          9,825
         --------------------------------------------------------------------------------------------
                Total expenses                               37,597            34,155         32,284
         --------------------------------------------------------------------------------------------
         Income before income tax and equity in
              undistributed income of subsidiary              4,250            11,368          7,095
         Income tax expense                                   1,320             1,970          1,525
         --------------------------------------------------------------------------------------------
         Income before undistributed income
              of subsidiary                                   2,930             9,398          5,570
         Equity in undistributed income (loss)
              of subsidiary                                   4,095            (2,251)           628
         --------------------------------------------------------------------------------------------
         Net income                                         $ 7,025          $  7,147        $ 6,198
         ============================================================================================

                                                                      Condensed Statements
                                                                          of Cash Flows
                                                                           December 31
                                                          -------------------------------------------
         (In thousands)                                       2001              2000           1999
         --------------------------------------------------------------------------------------------
         Cash flows from operating activities:
              Net income                                   $  7,025         $   7,147       $  6,198
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                Equity in undistributed (income) loss
                  of subsidiary                              (4,095)            2,251           (628)
                Net change in other assets                    3,452             2,250          1,219
                Net change in other liabilities              (2,234)            2,112            332
                Amortization of stock bonus plan                 80                81             68
                Other, net                                      375               538            864
         --------------------------------------------------------------------------------------------
                  Net cash provided by
                    operating activities                      4,603            14,379          8,053
         --------------------------------------------------------------------------------------------
         Cash flows from investing activities:
              Decrease (increase) in securities             (25,603)           16,738          5,804
              Net decrease (increase) in loans                7,629           (67,717)       (59,530)
              Purchases of premises and equipment, net       (5,625)           (6,785)        (1,485)
         --------------------------------------------------------------------------------------------
                  Net cash used in investing activities     (23,599)          (57,764)       (55,211)
         --------------------------------------------------------------------------------------------
         Cash flows from financing activities:
              Net increase (decrease) in accounts
                  and drafts payable                        (11,046)           52,946           (624)
              Cash dividends paid                            (2,579)           (2,784)        (2,889)
              Purchase of common shares for treasury         (3,279)           (7,828)        (3,711)
              Other financing activities                         60                56             81
         --------------------------------------------------------------------------------------------
                Net cash provided by (used in)
                  financing activities                      (16,844)           42,390         (7,143)
         --------------------------------------------------------------------------------------------
              Net decrease in cash and cash equivalents     (35,840)             (995)       (54,301)
         Cash and cash equivalents at beginning of year      80,502            81,497        135,798
         --------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of year          $ 44,662         $  80,502       $ 81,497
         ============================================================================================

Independent Auditors' Report

The Board of Directors and Shareholders of Cass Information Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

St. Louis, Missouri
January 25, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are incorporated by reference in or filed as an exhibit to this Report:

            (1) and (2) Financial Statements and Financial Statement Schedules
                        Submitted as a separate section of this report.

            (3)         Exhibits

                  3.1 Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998

                  3.2   Bylaws of Registrant, incorporated by reference to
                        Exhibit 4.2 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998

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

                  23    Consent of KPMG LLP

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CASS INFORMATION SYSTEMS, INC.


Date: March 18, 2002                By
                                           /s/    Lawrence A. Collett
                                       -----------------------------------------
                                                  Lawrence A. Collett
                                         Chairman and Chief Executive Officer


Date: March 18, 2002                By
                                           /s/    Eric H. Brunngraber
                                       -----------------------------------------
                                                  Eric H. Brunngraber
                                               Vice President-Secretary
                                       (Chief Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.

Date: March 18, 2002                By
                                           /s/     Bryan S. Chapell
                                       -----------------------------------------
                                                   Bryan S. Chapell

Date: March 18, 2002                By
                                           /s/    Lawrence A. Collett
                                       -----------------------------------------
                                                  Lawrence A. Collett

Date: March 18, 2002                By
                                           /s/    Thomas J. Fucoloro
                                       -----------------------------------------
                                                  Thomas J. Fucoloro

Date: March 18, 2002                By
                                           /s/      Harry J. Krieg
                                       -----------------------------------------
                                                    Harry J. Krieg

Date: March 18, 2002                By
                                           /s/      A.J. Signorelli
                                       -----------------------------------------
                                                   A.J.  Signorelli

Date: March 18, 2002                By
                                           /s/      John J. Vallina
                                       -----------------------------------------
                                                    John J. Vallina