Form 10-Q
period 2002-03-31
CASS INFORMATION SYSTEMS INC
filed 2002-05-03
CIK 708781

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -----------------


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED March 31, 2002
                         COMMISSION FILE NO. 2-80070

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


    The number of shares outstanding of registrant's only class of stock as of April 30, 2002: Common stock, par value $.50 per share - 3,203,722 shares outstanding.







--------------------------------------------------------------------------------
     This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


           PART I - FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets
                March 31, 2002 (unaudited) and December 31, 2001            3

           Consolidated Statements of Income
                Three months ended March 31, 2002 and 2001 (unaudited)      4

           Consolidated Statements of Cash Flows
                Three months ended March 31, 2002 and 2001 (unaudited)      5

           Notes to Consolidated Financial Statements (unaudited)           6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                   9

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      17


           PART II - OTHER INFORMATION - Items 1. - 6.                     18


SIGNATURES                                                                 19




FORWARD-LOOKING STATEMENTS - FACTORS THAT MAY AFFECT FUTURE RESULTS

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: the failure to successfully execute our corporate plan, the loss of key personnel or inability to attract additional qualified personnel, the loss of key customers, increasing competition, the inability to remain current with rapid technological change, risks related to acquisitions, risks associated with business cycles, utility and system interruptions or processing errors, rules and regulations governing financial institutions and changes in such rules and regulations, credit risk related to borrowers' ability to repay loans, concentration of loans to commercial enterprises, churches and loans in the St. Louis Metropolitan area which creates risks associated with adverse factors that may affect these groups, risks associated with fluctuations in interest rates, and volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                         MARCH 31   DECEMBER 31
                                                           2002        2001
ASSETS
Cash and due from banks                                  $ 17,782    $  31,915
Federal funds sold and other short-term investments        24,484       67,940
                                                         --------    ---------
     Cash and cash equivalents                             42,266       99,855
                                                         --------    ---------
Investment in debt and equity securities
     available-for-sale, at fair value                    124,045       92,330

Loans                                                     383,946      381,452
     Less:   Allowance for loan losses                      5,006        4,906
                                                         --------    ---------
         Loans, net                                       378,940      376,546
                                                         --------    ---------
Premises and equipment, net                                16,177       16,798
Accrued interest receivable                                 3,160        2,627
Investment in unconsolidated subsidiary                     5,102        5,110
Other assets                                                8,070        7,609
                                                         --------    ---------
           Total assets                                  $577,760    $ 600,875
                                                         ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
     Noninterest-bearing                                 $ 98,411    $ 117,351
     Interest-bearing                                     128,967      130,627
                                                         --------    ---------
         Total deposits                                   227,378      247,978
Accounts and drafts payable                               288,697      291,794
Short-term borrowings                                         200          200
Other liabilities                                           5,606        5,383
                                                         --------    ---------
         Total liabilities                                521,881      545,355
                                                         --------    ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                  --              --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                 2,000         2,000
Additional paid-in capital                                 4,843         4,997
Retained earnings                                         64,328        63,623
Accumulated other comprehensive income                        17           522
Common shares in treasury, at cost (797,178 shares
    at March 31, 2002 and 818,185 shares at
    December 31, 2001)                                   (15,292)      (15,597)
Unamortized stock bonus awards                               (17)          (25)
                                                        ---------    ---------
         Total shareholders' equity                       55,879        55,520
                                                        --------     ---------
           Total liabilities and shareholders' equity   $577,760      $600,875
                                                        ========      ========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                           =====================
                                                              2002          2001
INTEREST INCOME:
Interest and fees on loans                                 $ 6,227      $  7,547
Interest and dividends on debt and equity securities:
     Taxable                                                 1,195           972
     Exempt from federal income taxes                          337            14
Interest on federal funds sold and
   other short-term investments                                160           915
                                                           -------      --------
       Total interest income                                 7,919         9,448
                                                           -------      --------

INTEREST EXPENSE:
Interest on deposits                                           548         1,446
Interest on short-term borrowings                                3            --
                                                           -------      --------
       Total interest expense                                  551         1,446
                                                           -------      --------
         Net interest income                                 7,368         8,002
Provision for loan losses                                       90            --
                                                           -------      --------
         Net interest income after provision
           for loan losses                                   7,278         8,002
                                                           -------      --------

NONINTEREST INCOME:
Payment and processing fees                                  5,551         5,312
Bank service fees                                              412           316
Other                                                           41           112
                                                           -------      --------
       Total noninterest income                              6,004         5,740
                                                           -------      --------

NONINTEREST EXPENSE:
Salaries and employee benefits                               7,606         7,722
Occupancy expense                                              364           461
Equipment expense                                            1,089           814
Other                                                        2,265         2,091
                                                           -------      --------
       Total noninterest expense                            11,324        11,088
                                                           -------      --------
         Income before income tax expense                    1,958         2,654
Income tax expense                                             612           904
                                                           -------      --------
         Net income                                        $ 1,346      $  1,750
                                                           =======      ========


Earnings per share:
         Basic                                             $.42          $.53
         Diluted                                           $.42          $.53

Weighted average shares outstanding:
         Basic                                           3,200,500     3,293,614
         Effect of stock options and awards                 20,880        43,407
         Diluted                                         3,221,380     3,337,021


See accompanying notes to unaudited consolidated financial statements.

                                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                             (Dollars in Thousands)
                                                                                    THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                ==========================
                                                                                    2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  1,346         $   1,750
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                                 961               625
       Provision for loan losses                                                      90                --
       Amortization of stock bonus awards                                              8                21
       (Increase) decrease in accrued interest receivable                           (533)              353
       Increase in deferred income                                                    19                83
       Increase in deferred income tax asset                                        (260)             (554)
       Increase in income tax liability                                              405             1,028
       Change in other assets                                                       (193)           (1,403)
       Change in other liabilities                                                     4               396
       Other operating activities, net                                               246              (285)
                                                                                --------         ----------
       Net cash provided by operating activities                                   2,093             2,014
                                                                                --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale
   debt and equity securities                                                      6,848            12,001
Purchase of available-for-sale debt and equity securities                        (39,388)               --
Net increase in loans                                                             (2,484)           (5,430)
Purchases of premises and equipment, net                                            (285)           (2,864)
                                                                                ---------        ----------
         Net cash (used in) provided by investing activities                     (35,309)            3,707
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing demand deposits                              (18,940)          (21,984)
Net (decrease) increase in interest-bearing demand and savings deposits           (4,244)            3,422
Net increase in time deposits                                                      2,584             2,321
Net decrease in accounts and drafts payable                                       (3,097)          (21,770)
Net increase in short-term borrowings                                                 --                25
Cash proceeds from exercise of stock options                                         348                11
Cash dividends paid                                                                 (641)             (656)
Purchase of common shares for treasury                                              (383)           (1,131)
                                                                                ---------        ---------
         Net cash used in financing activities                                   (24,373)          (39,762)
                                                                                ---------        ----------
Net decrease in cash and cash equivalents                                        (57,589)          (34,041)
Cash and cash equivalents at beginning of period                                  99,855           115,931
                                                                                --------         ---------
Cash and cash equivalents at end of period                                      $ 42,266         $  81,890
                                                                                ========         =========

Supplemental information:

         Cash paid for interest                                                 $    546         $   1,404
         Cash paid for income taxes                                                   12               411
         Transfer of securites from held-to-maturity to available-for-sale            --             6,650
         Transfer of loans to foreclosed assets                                       --             4,205

See accompanying notes to unaudited consolidated financial statements.


                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and related footnotes included in the Cass Information System, Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - Impact of New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses certain issues causing implementation difficulties. The Company has adopted SFAS 133, as amended, effective January 1, 2001, but since the Company does not participate in any derivative or hedging activities, SFAS 133, as amended, had no impact on the Company's consolidated financial position and results of operations, except for the transfer of all held-to-maturity securities into available-for-sale securities as of January 1, 2001 as permitted by SFAS 133. At the time of the transfer the book value of the securities transferred was $6,650,000 and the fair value was $6,682,000. The difference was an unrealized gain recorded net of tax as other comprehensive income.

         In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", that supersedes Accounting Principles Board (APB) Opinion No. 17. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment under impairment guidelines established in the statement. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives. Finally, SFAS 142 adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material impact on the consolidated financial statements. In addition, amortization of goodwill previously reported in net income is not material.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that superseded SFAS 121 and APB Opinion No. 30. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale, and the required valuation of such assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the consolidated financial statements.

Note 3 - Loans by Type

(IN THOUSANDS)                            MARCH 31, 2002       DECEMBER 31, 2001
================================================================================
Commercial and industrial                    $106,431              $115,316
Real estate:
   Mortgage                                   140,309               128,651
   Mortgage - Churches & Related               83,070                86,853
   Construction                                14,349                16,041
   Construction - Churches & Related           21,004                16,674
Industrial revenue bonds                        6,114                 6,155
Installment                                     1,757                 1,787
Other                                          10,912                 9,975
--------------------------------------------------------------------------------
Total loans                                  $383,946              $381,452
================================================================================

Note 4 - Stock Repurchase Program

         On December 21, 1999 the Board of Directors authorized a stock repurchase program that would allow the repurchase of up to 200,000 shares of its common stock through December 31, 2000. On March 21, 2000 the Board of Directors authorized a 100,000 increase in the number of shares that can be purchased under the program. Along with the 300,000 shares authorized under the plan, the Board of Directors approved the repurchase of an additional 277,874 shares. The Company repurchased 15,664 shares for $383,000 and repurchased 58,500 shares for $1,131,000 for the quarters ended March 31, 2002 and 2001, respectively. Repurchases were made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

         For the three-month periods ended March 31, 2002 and 2001, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2002 and 2001 is summarized as follows:


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                       =======================
(IN THOUSANDS)                                             2002          2001
==============================================================================

Net Income                                               $ 1,346      $  1,750

Other comprehensive income:

     Net unrealized gain (loss) on debt and equity
       securities available-for-sale, net of tax            (505)          391
------------------------------------------------------------------------------
         Total comprehensive income                      $   841      $  2,141
==============================================================================

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

         The Transportation Information Services unit provides freight invoice rating, payment, auditing, cost accounting and transportation information services to large corporate shippers. The Utility Information Services unit processes and pays utility invoices, including electricity, gas, water, telephone and refuse, for large corporate entities that have many locations or are heavy users of energy. The Banking Services unit provides banking services primarily to privately-held businesses and churches.

         The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value.

         All three segments market their services within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

         Summarized information about the Company's operations in each industry segment for the three-month periods ended March 31, 2002 and 2001, is as follows:

                                 TRANSPORTATION     UTILITY
                                   INFORMATION    INFORMATION     BANKING                    ELIM-
(IN THOUSANDS)                      SERVICES       SERVICES      SERVICES     CORPORATE    INATIONS     TOTAL
================================================================================================================
Quarter Ended March 31, 2002
   Total Revenues                   $ 7,553      $   2,204    $   3,669    $     553    $    (697)   $ 13,282
   Net Income                           219            120        1,007           --           --       1,346
Quarter Ended March 31, 2001
   Total Revenues                   $ 8,704      $   1,774    $   3,377    $     478    $    (591)   $ 13,742
   Net Income                           960           (2)           804          (12)          --       1,750
----------------------------------------------------------------------------------------------------------------

Note 7 - Investment in Unconsolidated Subsidiary

On January 2, 2001, the Company's bank subsidiary foreclosed on certain operating assets relating to one borrower to protect the financial interest in that borrower. The bank subsidiary is currently in the process of stabilizing this business and will continue to operate the business as an unconsolidated subsidiary until it can be merged into another entity or sold. It is accounted for as a foreclosed asset that is held for sale. At March 31, 2002 the investment in this subsidiary was $5,102,000.

Note 8 - Commitments and Contingencies

         The Company provides customers with off-balance sheet credit support through unused loan commitments to extend credit, standby letters of credit and commercial letters of credit. At March 31, 2002 conditional commitments to extend credit, commercial letters of credit and standby letters of credit totaled approximately $26,282,000, $114,000 and $5,671,000, respectively. Since many of the unused commitments are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements.

         The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 9 - Reclassifications

         Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation. Such reclassifications have no effect on previously reported net income or shareholder's equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates in three primary business segments: Transportation Information Services, Utility Information Services and through the Company's wholly owned subsidiary, Cass Commercial Bank ("the Bank"), Banking Services. The Company is a payment processing and information services company, whose operations include the processing and payment of freight and utility invoices, preparation of management information, auditing and rating of invoices and other payment-related activities for customers located throughout the United States. The Bank provides specialized banking services to privately-held businesses located primarily in the St. Louis, Missouri metropolitan area and church and church-related entities located in the St. Louis metropolitan area and selected cities throughout the United States.

         On January 18, 2001 the Company acquired substantially all the utility payment and processing assets of "The Utility Navigator(R)", a division of privately-held InSITE Services, Inc., for $750,000. These assets include books and records relating to the business, customer and vendor lists, customer contracts, reporting history and databases, marketing and advertising materials, trademarks and other intellectual property, and a license to the software used to process and pay utility bills.

CRITICAL ACCOUNTING POLICIES

         The Company has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

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

RESULTS OF OPERATIONS

         The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2002 (the "First Quarter of 2002") compared to the three-month period ended March 31, 2001 (the "First Quarter of 2001"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2001 Annual Report on Form 10-K. Results of operations for the First Quarter of 2002 are not necessarily indicative of the results to be attained for any other period.

NET INCOME

         The Company's net income was $1,346,000 for the First Quarter of 2002, a $404,000 or 23.0% decrease compared to net income of $1,750,000 for the First Quarter of 2001. Diluted earnings per share was $.42 for the First Quarter of 2002, a 20.8% decrease compared to $.53 for the First Quarter of 2001. The decrease in net income was primarily a result of the dramatic decrease in interest rates and national freight activity compared to last year. Return on average assets for the First Quarter of 2002 was .93% compared to 1.30% for the First Quarter of 2001. Return on average equity for the First Quarter of 2002 was 9.85% compared to 13.11% for the First Quarter of 2001.

NET INTEREST INCOME

First Quarter of 2002 compared to First Quarter of 2001:

         The Company's tax-equivalent net interest income decreased 6.7% or $546,000 from $8,125,000 to $7,579,000. Average earning assets increased 6.7% or $33,977,000 from $503,677,000 to $537,654,000. The tax-equivalent net interest margin decreased from 6.56% to 5.72%. The average tax-equivalent yield on earning assets decreased from 7.73% to 6.13%. The average rate paid on interest-bearing liabilities decreased from 4.76% to 1.67%.

         The average balances of loans increased $11,729,000 from $371,664,000 to $383,393,000, investment in debt and equity securities increased $53,373,000 from $63,360,000 to $116,733,000, and federal funds sold and other short-term investments decreased $31,125,000 from $68,653,000 to $37,528,000. The average balance of noninterest-bearing demand deposit accounts increased $22,736,000 from $81,642,000 to $104,378,000, accounts and drafts payable increased $7,489,000 from $279,365,000 to $286,854,000, and interest-bearing liabilities increased $10,794,000 from $123,615,000 to $134,409,000.

         The increase in average loan balances during this period was primarily attributable to the Bank's marketing efforts, both in the commercial and church and church-related areas. The increase in debt and equity securities and decrease in federal funds sold and other short term investments reflects management's asset allocation decisions given projected liquidity requirements, market interest rates and the attractiveness of alternative investments. Noninterest-bearing demand and interest-bearing liabilities have increased due to the fact that customers maintain higher noninterest-bearing balances to compensate the Bank for services and to avoid higher services fees in a lower rate environment and the Bank's marketing efforts to attract more deposits. The increase in average accounts and drafts payable relates to increases in utility dollar volume processed and a lengthening of the time the Company has funds available to complete payment of freight invoices.

         The decreases experienced during the First Quarter of 2002 in net interest income and the net interest margin was due primarily to the decline in the general level of interest rates. The Company was able to partially mitigate the effects of this decline by adjusting the allocation of assets in its portfolio to longer-term, higher-yielding assets, increasing the size of the loan portfolio and increasing earning assets by increasing deposits and accounts and drafts payable. Nonetheless, the dramatic decline in interest rates adversely affected the Company's net interest income and margin. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. For more information please refer to the table on page 11.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATE AND INTEREST DIFFERENTIAL

         The following table shows the condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities.

                                            FIRST QUARTER 2002                      FIRST QUARTER 2001
                                    ==================================     ====================================
                                                  INTEREST                               INTEREST
                                     AVERAGE       INCOME/      YIELD/       AVERAGE      INCOME/      YIELD/
(DOLLARS IN THOUSANDS)               BALANCE       EXPENSE       RATE        BALANCE      EXPENSE        RATE
================================================================================================================
ASSETS 1
Earning assets:
   Loans 2,3:
       Taxable                     $ 377,260     $   6,151      6.61%     $  355,960    $   7,322        8.37%
       Tax-exempt 4                    6,133           115      7.60          15,704          341        8.83
   Debt and equity securities 5:
       Taxable                        87,041         1,195      5.57          62,228          972        6.35
       Tax-exempt 4                   29,692           509      6.95           1,132           21        7.54
   Federal funds sold and other
     short-term investments           37,528           160      1.73          68,653          915        5.42
----------------------------------------------------------------------------------------------------------------
Total earning assets                 537,654         8,130      6.13         503,677        9,571        7.73
Nonearning assets:
   Cash and due from banks            23,073                                  18,375
   Premises and equipment, net        16,596                                  14,488
   Investment in unconsolidated
     subsidiary                        4,807                                   4,466
   Other assets                        9,216                                  10,664
   Allowance for loan losses          (4,941)                                 (4,898)
----------------------------------------------------------------------------------------------------------------
Total assets                       $ 586,405                              $  546,772
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY 1
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                      $  59,892     $     178      1.21%     $   51,117    $     522        4.15%
   Savings deposits                   45,447           156      1.40          64,451          814        5.14
   Time deposits of
     $100 or more                     23,605           166      2.85           4,105           59        5.84
   Other time deposits                 4,849            48      4.01           3,923           51        5.29
----------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      133,793           548      1.66         123,596        1,446        4.76
   Short-term borrowings                 616             3      1.98              19           --         --
----------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                       134,409           551      1.67         123,615        1,446        4.76
Noninterest-bearing liabilities:
   Demand deposits                   104,378                                  81,642
   Accounts and drafts payable       286,854                                 279,365
   Other liabilities                   5,371                                   8,010
----------------------------------------------------------------------------------------------------------------
Total liabilities                    531,012                                 492,632
Shareholders' equity                  55,393                                  54,140
Total liabilities and
   shareholders' equity            $ 586,405                              $  546,772
----------------------------------------------------------------------------------------------------------------
Net interest income                              $   7,579                              $   8,125
Interest spread                                                 4.46%                                    2.97%
Net interest margin                                             5.72%                                    6.56%
================================================================================================================

1.   Balances shown are daily averages.

2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2001 Consolidated Financial Statements.

3. Interest income on loans includes net loan fees of $56,000 and $4,000 for the First Quarter of 2002 and 2001, respectively.

4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $211,000 and $123,000 for the First Quarter of 2002 and 2001, respectively.

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

                                                            FIRST QUARTER
                                                           2002 OVER 2001
                                                   =============================
(DOLLARS IN THOUSANDS)                              VOLUME1     RATE1     TOTAL
================================================================================
Increase (decrease) in interest income:
   Loans 2,3:
     Taxable                                       $  418    $(1,589)   $(1,171)
     Tax-exempt 4                                    (185)       (41)      (226)
   Debt and equity securities:
     Taxable                                          352       (129)       223
     Tax-exempt 4                                     490         (2)       488
   Federal funds sold and other
     short-term investments                          (302)      (453)      (755)
--------------------------------------------------------------------------------
Total interest income                                 773     (2,214)    (1,441)
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                    77       (421)      (344)
   Savings deposits                                  (190)      (468)      (658)
   Time deposits of $100 or more                      151        (44)       107
   Other time deposits                                 11        (14)        (3)
   Short-term borrowings                               --          3          3
--------------------------------------------------------------------------------
Total interest expense                                 49       (944)      (895)
--------------------------------------------------------------------------------
Net interest income                                $  724    $(1,270)   $  (546)
================================================================================

1. The change in interest due to both volume and rate has been allocated proportionately.
2.   Average balances include nonaccrual loans.
3.   Interest income includes net loan fees.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

         A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $90,000 provision made for loan losses during the First Quarter of 2002 compared with no provision made during the First Quarter of 2001. Net loan recoveries for the First Quarter of 2002 were $10,000 compared to $3,000 for the First Quarter of 2001. The provision for loan losses varies over time based on an ongoing assessment of the adequacy of the allowance for loan losses.

         The allowance for loan losses at March 31, 2002 was $5,006,000 and at December 31, 2001 was $4,906,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2002 was 1.30% compared to 1.29% at December 31, 2001. Nonperforming loans were $1,353,000 or .35% of average loans at March 31, 2002 compared to $472,000 or .13% of average loans at December 31, 2001.

         At March 31, 2002, impaired loans totaled $6,012,000 which included $513,000 of nonaccrual loans compared with impaired loans at December 31, 2001 of $525,000 which included $454,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $665,000 at March 31, 2002. The increase in impaired loans from December 31, 2001 relates to three borrowers, the largest with an outstanding balance of $4,139,000. The loans relating to this borrower are currently performing, but payments have been consistently sixty days late. The loans to this borrower are collateralized by real estate. Another loan in the amount of $822,200 is a SBA guaranteed loan and also secured by real estate and is currently over ninety days past due with a payment that was due January 1, 2002.

         The allowance for loan losses has been established and is maintained to absorb losses inherent in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover potential losses in the portfolio. A charge or credit is made to the provision for loan losses to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The specific component includes a review of each loan on the Company's classified or watch list in terms of collateral and possible loss exposure based on existing circumstances known to management and under current economic conditions. The general component relates to all other loans which are evaluated based on the loan grade assigned to the credit with a percentage of each grade allocated to the allowance for loan losses. The percentages are based on historical standards. The loan grades assigned to each credit are evaluated on an annual basis, unless circumstances require interim evaluation. Finally, a portion is added to the general reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes.

SUMMARY OF ASSET QUALITY

         The following table presents information as of and for the three month periods ended March 31, 2002 and 2001 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                    =============================
(Dollars in Thousands)                                                 2002               2001
=================================================================================================
Allowance at beginning of period                                    $    4,906        $    4,897

Provision charged to expense                                                90                --
     Loans charged off                                                      --                --
     Recoveries on loans previously charged off                             10                 3
-------------------------------------------------------------------------------------------------
     Net loan recoveries                                                    10                 3

Allowance at end of period                                          $    5,006        $    4,900
-------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                        $  383,393        $  371,664
     March 31                                                          383,946           373,448
Ratio of allowance for loan losses to loans outstanding:
     Average                                                             1.31%              1.32%
     March 31                                                            1.30%              1.31%
Nonperforming loans:
     Nonaccrual loans                                               $      513        $    1,441
     Loans past due 90 days or more                                        840                47
-------------------------------------------------------------------------------------------------
     Total nonperforming loans                                           1,353             1,488
-------------------------------------------------------------------------------------------------
     Foreclosed assets                                                   5,690             4,505
-------------------------------------------------------------------------------------------------
       Total nonperforming assets                                   $    7,043        $    5,993
-------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                                        .35%               .40%
-------------------------------------------------------------------------------------------------
Nonperforming assets to total assets                                     1.22%              1.00%
=================================================================================================

         On January 2, 2001, the Bank foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. The Bank is currently in the process of stabilizing this business and will continue to operate the business as an unconsolidated subsidiary until it can be merged into another entity or sold. This subsidiary, Government e-Management Solutions, Inc., is a software company that provides the public sector with integrated financial, property and human resource management systems. At March 31, 2002, the Bank's investment in this company was $5,102,000. Based on unaudited financial statements, this company generated $1,233,000 in revenues and incurred $1,248,000 in operating expenses during the First Quarter of 2002. The $15,000 pre-tax loss for the quarter includes $72,000 of depreciation and amortization.

         On August 8, 2001, the Bank foreclosed on a loan to one borrower and is now carrying the property as other real estate owned at what management believes to be the fair value less cost to sell of the property of $588,000. The remaining balance of the loan was $110,000, which was charged against the allowance for loan losses at the time of foreclosure.

NONINTEREST INCOME

         Noninterest income is principally derived from payment and processing fees. Processing volumes related to these fees for the three-month periods ended March 31, 2002 and 2001 are as follows:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                              ====================================
                                                                                               %
(IN THOUSANDS)                                                2002            2001          CHANGE
==================================================================================================
Transportation Information Services:
Invoice Bill Volume                                          4,959            4,858            2.1%
Invoice Dollar Volume                                   $1,841,637       $1,858,633           (.9%)

Utility Information Services:
Invoice Bill Volume                                            711              660            7.7%
Invoice Dollar Volume                                     $449,248         $443,783            1.2%


         Total noninterest income for the First Quarter of 2002 was $6,004,000, a $264,000 or 4.6% increase compared with the First Quarter of 2001. The Company's payment and processing revenue for the First Quarter of 2002 was $5,551,000, a $239,000 or 4.5% increase compared to the First Quarter of 2001. This increase was primarily derived from the growth in fee income from the utility processing segment. Freight fees decreased $194,000 or 4.4% primarily due to a decrease in shipments resulting from a slowing of the economy. The Cass Freight Index, a leading measure of national freight activity, posed a 10% decline in shipment activity and 11% decrease in expenditures from the First Quarter of 2001. Utility fees increased $433,000 or 44.0% primarily due to the addition of new customers from marketing efforts and through the acquisition of "The Utility Navigator(R)".

         Bank service fees for the First Quarter of 2002 were $412,000, a $96,000 or 30.4% increase compared to the First Quarter of 2001. This increase is due to the fact that service fees increase as the value of noninterest-bearing deposits, used to compensate the Bank, decrease as the general level of interest rates decrease and an expansion of the Bank's customer base.

NONINTEREST EXPENSE

         Total noninterest expense for the First Quarter of 2002 was $11,324,000, a $236,000 or 2.1% increase compared to the First Quarter of 2001.

         Salaries and benefits expense for the First Quarter of 2002 was $7,606,000, a $116,000 or 1.5% decrease compared to the First Quarter of 2001. Salaries decreased $173,000 due to many factors. First, there was a decrease in Freight operations salaries due to a decrease in volume and the outsourcing of data entry work. Second, there was an decrease in the Company's bonus expense due to the decline in profits. These decreases were partially offset by increases in Freight marketing salaries, increased salaries in the Utility division relating to increased volume, and annual salary increases. Benefits increased $57,000 due to increases in health insurance and pension expenses.

         Occupancy expense for the First Quarter of 2002 was $364,000, a $97,000 or 21.0% decrease compared to the First Quarter of 2001. This decrease relates primarily to a decrease in rent expense the Company experienced after moving its Columbus operations from leased space to a newly acquired building.

         Equipment expense for the First Quarter of 2002 was $1,089,000, an increase of $275,000 or 33.8% compared to the First Quarter of 2001. This increase was due primarily to increased investments in information technology.

         Other noninterest expense for the First Quarter of 2002 was $2,265,000, an increase of $174,000 or 8.3% compared to the First Quarter of 2001. This increase was due primarily to increases in postage expense and outside service fees.

FINANCIAL CONDITION

         Total assets at March 31, 2002 were $577,760,000, a decrease of $23,115,000 or 3.8% from December 31, 2001. Loans, net of the allowance for loan losses, at March 31, 2002 were $378,940,000, an increase of $2,394,000 or .6%
from December 31, 2001. Total investments in debt and equity securities at March 31, 2002 were $124,045,000, a $31,715,000 or 34.3% increase from December 31,
2001. Federal funds sold and other short-term investments at March 31, 2002 were $24,484,000 a $43,456,000 or 64.0% decrease from December 31, 2001.

         Total deposits at March 31, 2002 were $227,378,000, a $20,600,000 or
8.3% decrease from December 31, 2001. Accounts and drafts payable were $288,697,000, a $3,097,000 or 1.1% decrease from December 31, 2001. Total shareholders' equity at March 31, 2002 was $55,879,000, a $359,000 or .6% increase from December 31, 2001.

         The decrease in federal funds sold and other short-term investments relate to the increase in investments in debt and equity securities as funds were shifted to longer-term higher-yielding investments. The decrease in deposits and accounts and drafts payable reflects normal daily and seasonal fluctuations. The ending balances of accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables on page 11). The increase in total shareholders' equity resulted from net income of $1,346,000; cash received from the exercise of stock options of $348,000; the amortization of the stock bonus plan of $8,000 and the tax benefit received from the exercise of stock awards of $186,000; offset by dividends paid of $641,000 ($.20 per share); the purchase of treasury shares for $383,000 (15,664 shares) and a decrease in other comprehensive income of $505,000.

LIQUIDITY AND CAPITAL RESOURCES

         The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds were $42,266,000 at March 31, 2002, a decrease of $57,589,000 or 57.7%
from December 31, 2001. At March 31, 2002 these assets represented 7.3% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

         Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $124,045,000 at March 31, 2002, an increase of $31,715,000 or 34.3% from December 31, 2001. These assets represented 21.5% of total assets at March 31, 2002. Of this total, 40% were mortgage-backed securities, 33% were state and municipal securities, 18% were U.S. government agencies, 8% were U.S. treasury securities and 2% were other securities. Of the total portfolio, 13% matures in one year, 14% matures in one to five years, and 73% matures in five or more years. At January 1, 2001 the Company transferred the remaining balance of held-to-maturity securities into available-for-sale securities. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with repurchase lines of credit.

         The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $20,341,000. Additionally, The Company maintains a line of credit at an unaffiliated financial institution in the maximum amount of $60,000,000 collateralized by securities sold under repurchase agreements.

         The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

         Net cash provided by operating activities totaled $2,093,000 for the First Quarter of 2002, compared to $2,014,000 for the First Quarter of 2001. Net cash used in investing activities was $35,309,000 for the First Quarter of 2002, compared with net cash provided of $3,707,000 for the First Quarter of 2001. Net cash used in financing activities for the First Quarter of 2002 was $24,373,000, compared with $39,762,000 for the First Quarter of 2001. The increase in net cash used in investing activities relates primarily to the purchase of more debt and equity securities in the First Quarter of 2002. The decrease in net cash used in financing activities relates primarily to a smaller decrease in accounts and drafts payable during the First Quarter of 2002.

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

         The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at March 31, 2002 and December 31, 2001:

MARCH 31, 2002                                         AMOUNT            RATIO
================================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.             $55,528,000         12.42%
         Cass Commercial Bank                        25,941,000         11.92
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.             $50,522,000         11.30%
         Cass Commercial Bank                        23,223,000         10.67
Tier I capital (to average assets)
         Cass Information Systems, Inc.             $50,522,000          8.69%
         Cass Commercial Bank                        23,233,000          8.78
================================================================================

DECEMBER 31, 2001                                      AMOUNT            RATIO
================================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.             $54,537,000         12.22%
         Cass Commercial Bank                        25,363,000         11.41
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.             $49,631,000         11.12%
         Cass Commercial Bank                        22,608,000         10.17
Tier I capital (to average assets)
         Cass Information Systems, Inc.             $49,631,000          8.75%
         Cass Commercial Bank                        22,608,000          9.20
================================================================================

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2002 has changed materially from that at December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  None

         (b) Cass Information Systems, Inc. did not file any reports on Form 8-K during the three-month period ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CASS INFORMATION SYSTEMS, INC.

DATE:    May 3, 2002                     By      /s/ Lawrence A. Collett
                                             --------------------------------
                                                   Lawrence A. Collett
                                          Chairman and Chief Executive Officer



DATE:    May 3, 2002                     By      /s/ Eric H. Brunngraber
                                             --------------------------------
                                                   Eric H. Brunngraber
                                                Vice President-Secretary
                                        (Chief Financial and Accounting Officer)