Form 10-Q
period 2002-06-30
CASS INFORMATION SYSTEMS INC
filed 2002-08-12
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2002
                           Commission File No. 2-80070

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

        The number of shares outstanding of registrant's only class of stock as of July 31, 2002: Common stock, par value $.50 per share - 3,203,722 shares outstanding.

--------------------------------------------------------------------------------

         This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

         PART I - Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets
            June 30, 2002 (unaudited) and December 31, 2001 ................   3

         Consolidated Statements of Income
            Three and six months ended June 30, 2002 and 2001 (unaudited) ..   4

         Consolidated Statements of Cash Flows
            Six months ended June 30, 2002 and 2001 (unaudited) ............   5

         Notes to Consolidated Financial Statements (unaudited) ............   6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ......................................   9

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........  19

         PART II - Other Information - Items 1. - 6. .......................  20

SIGNATURES .................................................................  21

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                              June 30     December 31
                                                                               2002          2001
Assets
Cash and due from banks                                                       $ 27,342     $ 31,915
Federal funds sold and other short-term investments                             90,060       67,940
                                                                              --------     --------
     Cash and cash equivalents                                                 117,402       99,855
                                                                              --------     --------
Investment in debt and equity securities
     available-for-sale, at fair value                                          65,641       92,330

Loans                                                                          412,628      381,452
     Less:   Allowance for loan losses                                           5,109        4,906
                                                                              --------     --------
         Loans, net                                                            407,519      376,546
                                                                              --------     --------
Premises and equipment, net                                                     16,445       16,798
Accrued interest receivable                                                      2,772        2,627
Foreclosed assets                                                                5,814        5,814
Other assets                                                                     7,794        6,905
                                                                              --------     --------
           Total assets                                                       $623,387     $600,875
                                                                              ========     ========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                                      $101,679     $117,351
     Interest-bearing                                                          142,782      130,627
                                                                              --------     --------
         Total deposits                                                        244,461      247,978
Accounts and drafts payable                                                    314,240      291,794
Short-term borrowings                                                               --          200
Other liabilities                                                                6,468        5,383
                                                                              --------     --------
         Total liabilities                                                     565,169      545,355
                                                                              --------     --------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                        --             --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                                       2,000        2,000
Additional paid-in capital                                                       4,848        4,997
Retained earnings                                                               65,919       63,623
Accumulated other comprehensive income                                             760          522
Common shares in treasury, at cost (796,278 shares at
   June 30, 2002 and 818,185 shares at December 31, 2001)                      (15,275)     (15,597)
Unamortized stock bonus awards                                                     (34)         (25)
                                                                              --------     --------
         Total shareholders' equity                                             58,218       55,520
                                                                              --------     --------
           Total liabilities and shareholders' equity                         $623,387     $600,875
                                                                              ========     ========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                 Three Months Ended           Six Months Ended
                                                                      June 30                      June 30
                                                              ------------------------    -------------------------
                                                                 2002           2001         2002            2001
Interest Income:
Interest and fees on loans                                    $   6,561      $   7,395    $  12,788       $  14,942
Interest and dividends on debt and equity securities:
     Taxable                                                      1,008            770        2,203           1,742
     Exempt from federal income taxes                               511             13          848              27
Interest on federal funds sold and
   other short-term investments                                     119            873          279           1,788
                                                              ---------      ---------    ---------       ---------
       Total interest income                                      8,199          9,051       16,118          18,499
                                                              ---------      ---------    ---------       ---------

Interest Expense:
Interest on deposits                                                563            951        1,111           2,397
Interest on short-term borrowings                                    22              1           25               1
                                                              ---------      ---------    ---------       ---------
       Total interest expense                                       585            952        1,136           2,398
                                                              ---------      ---------    ---------       ---------
         Net interest income                                      7,614          8,099       14,982          16,101
Provision for loan losses                                           180             --          270              --
                                                              ---------      ---------    ---------       ---------
         Net interest income after provision
           for loan losses                                        7,434          8,099       14,712          16,101
                                                              ---------      ---------    ---------       ---------

Noninterest Income:
Freight and utility payment and processing revenue                6,122          5,154       11,673          10,466
Bank service fees                                                   424            383          836             699
Gains on sales of investment securities                             944             --          944              --
Other                                                                12            118           53             230
                                                              ---------      ---------    ---------       ---------
       Total noninterest income                                   7,502          5,655       13,506          11,395
                                                              ---------      ---------    ---------       ---------

Noninterest Expense:
Salaries and employee benefits                                    7,897          7,663       15,503          15,385
Occupancy expense                                                   384            427          748             888
Equipment expense                                                 1,115            904        2,204           1,718
Other                                                             2,317          2,043        4,582           4,134
                                                              ---------      ---------    ---------       ---------
       Total noninterest expense                                 11,713         11,037       23,037          22,125
                                                              ---------      ---------    ---------       ---------
         Income before income tax expense                         3,223          2,717        5,181           5,371
Income tax expense                                                  992            942        1,604           1,846
                                                              ---------      ---------    ---------       ---------
         Net income                                           $   2,231      $   1,775    $   3,577       $   3,525
                                                              =========      =========    =========       =========

Earnings per share:
         Basic                                                     $.70           $.54        $1.12           $1.08
         Diluted                                                   $.69           $.54        $1.11           $1.06

Weighted average shares outstanding:
         Basic                                                3,201,836      3,259,510    3,201,172       3,276,468
         Effect of dilutive stock options and awards             20,949         41,293       20,914          42,344
         Diluted                                              3,222,785      3,300,803    3,222,086       3,318,812

See accompanying notes to unaudited consolidated financial statements.

                CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                  Six Months Ended
                                                                                      June 30
                                                                                --------------------
                                                                                  2002        2001
Cash Flows From Operating Activities:
Net income                                                                      $  3,577    $  3,525
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                               1,943       1,379
       Provision for loan losses                                                     270          --
       Amortization of stock bonus awards                                             13          43
       Tax benefit from exercise of stock options and bonuses                        186           2
       (Increase) decrease in accrued interest receivable                           (145)      1,001
       Increase (decrease) in deferred income                                        506         (41)
       Deferred income tax expense (benefit)                                         554        (376)
       (Decrease) increase in income tax liability                                   (26)        234
       Gains on sales of investment securities                                      (944)         --
       Change in other assets                                                     (1,567)     (1,615)
       Change in other liabilities                                                   605        (589)
       Other operating activities, net                                                 5        (203)
                                                                                --------    ---------
       Net cash provided by operating activities                                   4,977       3,360
                                                                                --------    --------

Cash Flows From Investing Activities:
Proceeds from sales of debt securities available-for-sale                         52,238          --
Proceeds from maturities of debt and equity securities
   available-for-sale                                                             20,275      25,410
Purchase of debt and equity securities available-for-sale                        (44,637)         --
Net increase in loans                                                            (31,243)    (18,057)
Purchases of premises and equipment, net                                          (1,476)     (4,502)
                                                                                ---------   ---------
         Net cash (used in) provided by investing activities                      (4,843)      2,851
                                                                                ---------   --------

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                              (15,672)     (8,458)
Net decrease in interest-bearing demand and savings deposits                      (9,272)     (4,163)
Net increase in time deposits                                                     21,427       2,770
Net increase (decrease) in accounts and drafts payable                            22,446      (3,858)
Net (decrease) increase in short-term borrowings                                    (200)         25
Cash proceeds from exercise of stock options                                         348          11
Cash dividends paid                                                               (1,281)     (1,309)
Purchase of common shares for treasury                                              (383)     (2,069)
                                                                                ---------   --------
         Net cash provided by (used in) financing activities                      17,413     (17,051)
                                                                                --------    ---------
Net increase (decrease) in cash and cash equivalents                              17,547     (10,840)
Cash and cash equivalents at beginning of period                                  99,855     115,931
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $117,402    $105,091
                                                                                ========    ========

Supplemental information:

         Cash paid for interest                                                 $  1,087    $  2,425
         Cash paid for income taxes                                                1,012       2,137
         Transfer of securites from held-to-maturity to available-for-sale            --       6,650
         Transfer of loans to foreclosed assets                                       --       4,205

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and related footnotes included in the Cass Information System, Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2001.

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

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that superseded SFAS 121 and APB Opinion No. 30. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale, and the required valuation of such assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 have been adopted by the Company as of January 1, 2002 and will require that the foreclosed assets of the Company be reclassified from held for sale to held for use as of December 31, 2002 if certain conditions are not met. The Company is evaluating the new statement, as it relates to these foreclosed assets, to determine the full effect it may have on the consolidated financial statements.

Note 3 - Loans by Type

(In Thousands)                                                   June 30, 2002       December 31, 2001
------------------------------------------------------------------------------------------------------------
Commercial and industrial                                          $101,623              $115,316
Real estate:
   Mortgage                                                         166,480               128,651
   Mortgage - Churches & Related                                     91,560                86,853
   Construction                                                       4,963                16,041
   Construction - Churches & Related                                 28,702                16,674
Industrial revenue bonds                                              6,073                 6,155
Installment                                                           1,845                 1,787
Other                                                                11,382                 9,975
------------------------------------------------------------------------------------------------------------
Total loans                                                        $412,628              $381,452
------------------------------------------------------------------------------------------------------------

Note 4 - Stock Repurchase Program

         On December 21, 1999 the Board of Directors authorized a stock repurchase program that would allow the repurchase of up to 200,000 shares of its common stock through December 31, 2000. On March 21, 2000 the Board of Directors authorized a 100,000 increase in the number of shares that can be purchased under the program. Along with the 300,000 shares authorized under the plan, the Board of Directors has subsequently approved the repurchase of an additional 277,874 shares. The Company repurchased 15,664 shares for $383,000 and repurchased 100,500 shares for $2,069,000 for the six months ended June 30, 2002 and 2001, respectively. Repurchases were made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

         For the three and six month periods ended June 30, 2002 and 2001, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and six month periods ended June 30, 2002 and 2001 is summarized as follows:

                                                                Three Months Ended          Six Months Ended
                                                                     June 30                     June 30
                                                                 -----------------          ----------------
(In Thousands)                                                   2002         2001          2002          2001
-----------------------------------------------------------------------------------------------------------------

Net Income                                                     $  2,231     $  1,775      $  3,577      $ 3,525

Other comprehensive income:

     Net unrealized gain (loss) on debt and equity
       securities available-for-sale, net of tax                  1,366          (45)          861          346

     Less: reclassification adjustment for realized gains on
       sales of debt and equity securities, available-for-sale,
       included in net income, net of tax                          (623)          --          (623)          --
-----------------------------------------------------------------------------------------------------------------
       Total other comprehensive income (loss)                      743          (45)          238          346
-----------------------------------------------------------------------------------------------------------------
         Total comprehensive income                            $  2,974     $  1,730      $  3,815      $ 3,871
-----------------------------------------------------------------------------------------------------------------

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

         Summarized information about the Company's operations in each industry segment for the three and six month periods ended June 30, 2002 and 2001, is as follows:

                                 Transportation     Utility
                                   Information    Information    Banking                 Elim-
(In Thousands)                      Services       Services     Services   Corporate    inations      Total
---------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 2002
   Total Revenues                   $ 8,596        $  2,599     $  3,873   $     554    $    (686)   $14,936
   Net Income                           851             337        1,043          --           --      2,231
Quarter Ended June 30, 2001
   Total Revenues                   $ 8,251        $  1,897     $  3,690   $     452    $    (536)   $13,754
   Net Income                           784              45          958         (12)          --      1,775
---------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2002
   Total Revenues                   $16,149        $  4,803     $  7,542   $   1,107    $  (1,383)   $28,218
   Net Income                         1,070             457        2,050          --           --      3,577
Six Months Ended June 30, 2001
   Total Revenues                   $16,955        $  3,671     $  7,067   $     930    $  (1,127)   $27,496
   Net Income                         1,744              43        1,762         (24)          --      3,525
---------------------------------------------------------------------------------------------------------------

Note 7 - Foreclosed assets

         On January 2, 2001, the Company's bank subsidiary foreclosed on certain operating assets relating to one borrower in order to protect the financial interest in that borrower. It is accounted for as a foreclosed asset that is held for sale. At June 30, 2002 the investment in this entity was $5,218,000. On August 8, 2001 the Company's bank subsidiary foreclosed on a loan to one borrower and is now carrying the property as a foreclosed asset at what management believes to be fair value less cost to sell of $596,000. For more information on these foreclosed assets see "Summary of Asset Quality" on page 15 of this report.

Note 8 - Commitments and Contingencies

         The Company provides customers with off-balance sheet credit support through unused loan commitments to extend credit, standby letters of credit and commercial letters of credit. At June 30, 2002 conditional commitments to extend credit, commercial letters of credit and standby letters of credit totaled approximately $27,320,000, $9,000 and $5,620,000, respectively. Since many of the unused commitments are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements.

         The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 9 - Reclassifications

         Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

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

Results of Operations

         The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2002 (the "Second Quarter of 2002") compared to the three-month period ended June 30, 2001 (the "Second Quarter of 2001") and the six-month period ended June 30, 2002 ("First Half of 2002") compared to the six-month period ended June 30, 2001 ("First Half of 2001"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2001 Annual Report on Form 10-K. Results of operations for the First Half of 2002 are not necessarily indicative of the results to be attained for any other period.

Net Income

         The Company's net income was $2,231,000 for the Second Quarter of 2002, a $456,000 or 25.7% increase compared to net income of $1,775,000 for the Second Quarter of 2001. The Company's net income was $3,577,000 for the First Half of 2002, a $52,000 or 1.5% increase compared to net income of $3,525,000 for the First Half of 2001. Diluted earnings per share was $.69 for the Second Quarter of 2002, a 27.8% increase compared to $.54 for the Second Quarter of 2001. Diluted earnings per share was $1.11 for the First Half of 2002, a 4.7% increase compared to $1.06 for the First Half of 2001. The increase in net income in the Second Quarter of 2002 over the Second Quarter of 2001 was primarily a result of increased freight and utility processing fee revenue and gains on the sales of securities, that more than offset the decline in interest income due to the decrease in the general level of interest rates. The increase in net income in the First Half of 2002 from the First Half of 2001 was due primarily to the same factors as the increases in the Second Quarter of 2002 from the Second Quarter of 2001. Return on average assets for the Second Quarter of 2002 was 1.51% compared to 1.27% for the Second Quarter of 2001. Return on average assets for the First Half of 2001 was 1.22% compared to 1.28% for the First Half of 2001. Return on average equity for the Second Quarter of 2002 was 16.00% compared to 12.89% for the Second Quarter of 2001. Return on average equity for the First Half of 2002 was 12.96% compared to 13.01% for the First Half of 2001.

Net Interest Income

Second Quarter of 2002 compared to Second Quarter of 2001:

         The Company's tax-equivalent net interest income decreased 3.7% or $302,000 from $8,216,000 to $7,914,000. Average earning assets increased 6.8% or $34,515,000 from $508,491,000 to $543,006,000. The tax-equivalent net interest margin decreased from 6.48% to 5.85%. The average tax-equivalent yield on earning assets decreased from 7.23% to 6.28%. The average rate paid on interest-bearing liabilities decreased from 3.21% to 1.61%.

         The average balances of loans increased $18,205,000 from $378,722,000 to $396,927,000, investment in debt and equity securities, at amortized cost, increased $68,650,000 from $49,466,000 to $118,116,000, and federal funds sold and other short-term investments decreased $52,340,000 from $80,303,000 to $27,963,000. The average balance of noninterest-bearing demand deposit accounts increased $8,994,000 from $90,186,000 to $99,180,000, accounts and drafts payable decreased $2,783,000 from $289,062,000 to $286,279,000, and interest-bearing liabilities increased $26,749,000 from $118,875,000 to $145,624,000.

         The increase in average loan balances during this period was primarily attributable to the Bank's marketing efforts, both in the commercial and church and church-related areas. The increase in debt and equity securities and decrease in federal funds sold and other short term investments reflects management's asset allocation decisions given projected liquidity requirements, market interest rates and the attractiveness of alternative investments. Noninterest-bearing demand deposits have increased due to the fact that customers maintain higher noninterest-bearing balances to compensate the Bank for services and to avoid higher service fees in a lower rate environment and the Bank's marketing efforts to attract more deposits. Interest-bearing liabilities increased due to increased deposits by existing customers and new deposit accounts. The moderate decrease in average accounts and drafts payable relates to normal fluctuations in these balances.

         The decreases experienced during the Second Quarter of 2002 in net interest income and the net interest margin was due primarily to the decline in the general level of interest rates. The Company partially mitigated the effects of this decline in interest rates by adjusting the allocation of assets in its portfolio to longer-term, higher-yielding assets, increasing the size of the loan portfolio and increasing earning assets by increasing deposits. Nonetheless, the dramatic decline in interest rates adversely affected the Company's net interest income and margin. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. For more information please refer to the table on pages 11 and 12.

First Half of 2002 compared to the First Half of 2001:

         The Company's tax-equivalent net interest income decreased 5.2% or $848,000 from $16,341,000 to $15,493,000. Average earning assets increased 6.7% or $33,956,000 from $505,975,000 to $539,931,000. The tax-equivalent net interest margin decreased from 6.51% to 5.79%. The average tax-equivalent yield on earning assets decreased from 7.47% to 6.21%. The average rate paid on interest-bearing liabilities decreased from 3.99% to 1.64%.

         The average balances of loans increased $14,985,000 from $375,213,000 to $390,198,000, investment in debt and equity securities, at amortized cost, increased $60,762,000 from $56,252,000 to $117,014,000, and federal funds sold and other short-term investments decreased $41,791,000 from $74,510,000 to $32,719,000. The average balance of noninterest bearing demand deposit accounts increased $15,826,000 from $85,938,000 to $101,764,000, accounts and drafts payable increased $2,325,000 from $284,240,000 to $286,565,000, and interest-bearing liabilities increased $18,816,000 from $121,232,000 to $140,048,000.

         The increases and decreases experienced in account balances during the First Half of 2001 were attributable to the same factors as those described for the second quarter, except that the average balance of accounts and drafts payable increased slightly in the First Half of 2002 compared with the First Half of 2001 which was also due to normal fluctuations in these balances.

         The decreases experienced during the First Half of 2002 in net interest income and the net interest margin were also caused primarily by decreases in the general level of interest rates. For more information please refer to the table on page 12 and 13.

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

                                            Second Quarter 2002            Second Quarter 2001
                                   ------------------------------    -----------------------------
                                                Interest                         Interest
                                    Average     Income/    Yield/    Average     Income/    Yield/
(Dollars in thousands)              Balance     Expense     Rate     Balance     Expense     Rate
-----------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                     $ 390,838    $ 6,485     6.66%    $363,270    $  7,181    7.93%
       Tax-exempt (4)                  6,089        115     7.58       15,452         325    8.44
   Debt and equity securities (5):
       Taxable                        73,035      1,008     5.54       48,426         770    6.38
       Tax-exempt (4)                 45,081        772     6.87        1,040          19    7.33
   Federal funds sold and other
     short-term investments           27,963        119     1.71       80,303         873    4.36
-----------------------------------------------------------------------------------------------------
Total earning assets                 543,006      8,499     6.28      508,491       9,168    7.23
Nonearning assets:
   Cash and due from banks            24,245                           24,805
   Premises and equipment, net        16,399                           16,936
   Foreclosed assets                   5,499                            5,256
   Other assets                        8,559                           11,173
   Allowance for loan losses          (5,002)                          (4,910)
-----------------------------------------------------------------------------------------------------
Total assets                       $ 592,706                         $561,751
-----------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                      $  59,356    $   166     1.12%    $ 57,093    $    433    3.04%
   Savings deposits                   46,406        151     1.31       52,278         397    3.05
   Time deposits of
     $100 or more                     30,410        200     2.64        5,827          72    4.96
   Other time deposits                 5,543         46     3.33        3,628          49    5.42
-----------------------------------------------------------------------------------------------------
Total interest-bearing deposits      141,715        563     1.59      118,826         951    3.21
   Short-term borrowings               3,909         22     2.26           49           1    8.19
-----------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                       145,624        585     1.61      118,875         952    3.21



Noninterest-bearing liabilities:
   Demand deposits                    99,180                           90,186
   Accounts and drafts payable       286,279                          289,062
   Other liabilities                   5,708                            8,409
-----------------------------------------------------------------------------------------------------
Total liabilities                    536,791                          506,532
Shareholders' equity                  55,915                           55,219
Total liabilities and
   shareholders' equity            $ 592,706                         $561,751
-----------------------------------------------------------------------------------------------------
Net interest income                             $ 7,914                          $  8,216
Interest spread                                             4.67%                            4.02%
Net interest margin                                         5.85%                            6.48%
-----------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2001 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $202,000 and $7,000 for the Second Quarter of 2002 and 2001, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $300,000 and $117,000 for the Second Quarter of 2002 and 2001, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                            First Half of 2002                      First Half of 2001
                                   -----------------------------------    -----------------------------------
                                                 Interest                              Interest
                                    Average       Income/     Yield/      Average      Income/       Yield/
(Dollars in thousands)              Balance       Expense       Rate      Balance      Expense        Rate
-------------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                     $ 384,087     $  12,636      6.63%     $  359,636    $  14,503      8.13%
       Tax-exempt (4)                  6,111           230      7.59          15,577          666      8.62
   Debt and equity securities (5):
       Taxable                        79,585         2,203      5.58          55,166        1,742      6.37
       Tax-exempt (4)                 37,429         1,281      6.90           1,086           40      7.43
   Federal funds sold and other
     short-term investments           32,719           279      1.72          74,510        1,788      4.84
-----------------------------------------------------------------------------------------------------------------
Total earning assets                 539,931        16,629      6.21         505,975       18,739      7.47
Nonearning assets:
   Cash and due from banks            23,662                                  21,608
   Premises and equipment, net        16,497                                  15,719
   Foreclosed assets                   5,453                                   4,863
   Other assets                        9,002                                  11,042
   Allowance for loan losses          (4,972)                                 (4,904)
-----------------------------------------------------------------------------------------------------------------
Total assets                       $ 589,573                              $  554,303
-----------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                      $  59,623     $     344      1.16%     $   54,121    $     955      3.56%
   Savings deposits                   45,929           307      1.35          58,331        1,211      4.19
   Time deposits of
     $100 or more                     27,026           366      2.73           4,971          130      5.27
   Other time deposits                 5,198            94      3.65           3,775          101      5.40
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      137,776         1,111      1.63         121,198        2,397      3.99



   Short-term borrowings               2,272            25      2.22              34            1      5.93
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                       140,048         1,136      1.64         121,232        2,398      3.99
Noninterest-bearing liabilities:
   Demand deposits                   101,764                                  85,938
   Accounts and drafts payable       286,565                                 284,240
   Other liabilities                   5,540                                   8,262
-----------------------------------------------------------------------------------------------------------------
Total liabilities                    533,917                                 499,672
Shareholders' equity                  55,656                                  54,631
Total liabilities and
   shareholders' equity            $ 589,573                              $  554,303
-----------------------------------------------------------------------------------------------------------------
Net interest income                              $  15,493                              $  16,341
Interest spread                                                 4.57%                                  3.48%
Net interest margin                                             5.79%                                  6.51%
-----------------------------------------------------------------------------------------------------------------

1.   Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2001 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $258,000 and $11,000 for the First Half of 2002 and 2001, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $511,000 and $240,000 for the First Half of 2002 and 2001, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                                                            Second Quarter
                                                                                            2002 Over 2001
                                                                                     ------------------------------
(Dollars in thousands)                                                                 Volume     Rate     Total
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                                                          $   517  $ (1,213)  $ (696)
     Tax-exempt (3)                                                                      (180)      (30)    (210)
   Debt and equity securities:
     Taxable                                                                              350      (112)     238
     Tax-exempt (3)                                                                       754        (1)     753
   Federal funds sold and other
     short-term investments                                                              (390)     (364)    (754)
-------------------------------------------------------------------------------------------------------------------
Total interest income                                                                   1,051    (1,720)    (669)
-------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                                        17      (284)    (267)
   Savings deposits                                                                       (40)     (206)    (246)
   Time deposits of $100 or more                                                          176       (48)     128
   Other time deposits                                                                     20       (23)      (3)
   Short-term borrowings                                                                   22        (1)      21
-------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                    195      (562)    (367)
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                                   $   856  $ (1,158)  $ (302)
-------------------------------------------------------------------------------------------------------------------

1.   Average balances include nonaccrual loans.
2.   Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

                                                                                              First Half
                                                                                            2002 Over 2001
                                                                                      ------------------------------
(Dollars in thousands)                                                                 Volume     Rate     Total
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                                                          $   937  $ (2,804)  $(1,867)
     Tax-exempt (3)                                                                      (364)      (72)     (436)
   Debt and equity securities:
     Taxable                                                                              697      (236)      461
     Tax-exempt (3)                                                                     1,244        (3)    1,241
   Federal funds sold and other
     short-term investments                                                              (702)     (807)   (1,509)
--------------------------------------------------------------------------------------------------------------------
Total interest income                                                                   1,812    (3,922)   (2,110)
--------------------------------------------------------------------------------------------------------------------

Interest expense on:
   Interest-bearing demand deposits                                                        89      (700)     (611)
   Savings deposits                                                                      (216)     (688)     (904)
   Time deposits of $100 or more                                                          326       (90)      236
   Other time deposits                                                                     31       (38)       (7)
   Short-term borrowings                                                                   25        (1)       24
--------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                    255    (1,517)   (1,262)
--------------------------------------------------------------------------------------------------------------------
Net interest income                                                                   $ 1,557  $ (2,405)  $  (848)
--------------------------------------------------------------------------------------------------------------------

1.   Average balances include nonaccrual loans.
2.   Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Allowance and Provision for Loan Losses

         A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $180,000 provision made for loan losses during the Second Quarter of 2002 compared with no provision made during the Second Quarter of 2001. There was a $270,000 provision made during the First Half of 2002 compared with no provision made during the First Half of 2001. Net loans charged off for the Second Quarter of 2002 were $77,000 compared to net loan recoveries of $47,000 for the Second Quarter of 2001. Net loans charged off during the First Half of 2002 were $67,000 compared with net loan recoveries of $50,000 during the First Half of 2001. The provision for loan losses varies over time based on an ongoing assessment of the adequacy of the allowance for loan losses. The increase in the provision made for loan losses during the Second Quarter and First Half of 2002 compared to the corresponding periods in 2001 were due to many factors, the most significant being the increase in the size of the loan portfolio.

         The allowance for loan losses at June 30, 2002 was $5,109,000 and at December 31, 2001 was $4,906,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2002 was 1.24% compared to 1.29% at December 31, 2001. Nonperforming loans were $476,000 or .12% of total loans at June 30, 2002 compared to $472,000 or .12% of total loans at December 31, 2001.

         At June 30, 2002, impaired loans totaled $5,054,000, which included $454,000 of nonaccrual loans compared with impaired loans at December 31, 2001 of $525,000, which included $454,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $542,000 at June 30, 2002. The increase in impaired loans from December 31, 2001 relates primarily to one borrower, with an outstanding balance of $4,108,000. The borrower has been making payments on the related loans, but such payments have been consistently sixty days past due. The loans to this borrower are collateralized by real estate.

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

Summary of Asset Quality

         The following table presents information as of and for the three and six month periods ended June 30, 2002 and 2001 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                  Three Months Ended            Six Months Ended
                                                                        June 30                      June 30
                                                                ----------------------       ----------------------
(Dollars in Thousands)                                           2002            2001         2002           2001
-------------------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                              $   5,006      $   4,900    $   4,906       $   4,897

Provision charged to expense                                        180             --          270              --

     Loans charged off                                               95             --           95              --
     Recoveries on loans previously charged off                      18             47           28              50
-------------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recovered)                                    77            (47)          67             (50)
Allowance at end of period                                    $   5,109      $   4,947    $   5,109       $   4,947
-------------------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                  $ 396,927      $ 378,722    $ 390,198       $ 375,213
     June 30                                                    412,628        386,122      412,628         386,122
Ratio of allowance for loan losses to loans outstanding:
     Average                                                       1.29%          1.31%        1.31%           1.32%
     June 30                                                       1.24           1.28         1.24            1.28
Nonperforming loans:
     Nonaccrual loans                                         $     454      $   1,757    $     454       $   1,757
     Loans past due 90 days or more                                  22             --           22              --
-------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                      476          1,757          476           1,757
     Foreclosed assets                                            5,814          5,690        5,814           5,690
-------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                           $   6,290      $   7,447    $   6,290       $   7,447
-------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                                 .12%            .46%         .12%            .46%
Nonperforming assets to total assets                              1.01%           1.32%        1.01%           1.32%
-------------------------------------------------------------------------------------------------------------------------

       On January 2, 2001, the Bank foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. The Bank is currently in the process of stabilizing this business and intends to operate the business until it can be merged into another entity or sold. This entity, Government e-Management Solutions, Inc., is a software company that provides the public sector with integrated financial, property and human resource management systems. At June 30, 2002, the Bank's investment in this entity was $5,218,000. This investment is shown on the Company's consolidated balance sheets as "Foreclosed assets". Based on unaudited financial statements, this company generated $1,279,000 in revenues and incurred $1,347,000 in operating expenses during the Second Quarter of 2002. The $68,000 pre-tax loss for the Second Quarter of 2002 includes $72,000 of depreciation and amortization. For the First Half of 2002 revenues were $2,512,000 and operating expenses were $2,595,000. The $83,000 pre-tax loss for the First Half of 2002 includes $144,000 of depreciation and amortization. The value of this entity is predicated on its ability to become profitable or to be sold at an amount equal to or in excess of the Bank's investment. Should one of these not occur, the Company may face a charge against earnings representing a diminished value on its investment.

       On August 8, 2001, the Bank foreclosed on a loan to one borrower and is now carrying the property as other real estate owned at what management believes to be the fair value less cost to sell of the property of $596,000. The remaining balance of the loan of $110,000 was charged against the allowance for loan losses at the time of foreclosure.

Noninterest Income

         Noninterest income is principally derived from payment and processing fees. Processing volumes related to these fees for the three and six month periods ended June 30, 2002 and 2001 are as follows:

                                              Three Months Ended                       Six Months Ended
                                                    June 30                                 June 30
                                      -------------------------------------  --------------------------------------
                                                                      %                                      %
(In Thousands)                          2002         2001          Change         2002         2001       Change
---------------------------------------------------------------------------  --------------------------------------
Transportation Information Services:
   Invoice Bill Volume                    5,316        5,140         3.4%         10,275        9,998       2.8%
   Invoice Dollar Volume             $1,886,067   $1,808,533         4.3%     $3,727,704   $3,667,166       1.7%

Utility Information Services:
   Invoice Transaction Volume               845          668        26.5%          1,607        1,354      18.7%
   Invoice Dollar Volume               $589,295     $562,945         4.7%     $1,193,662   $1,159,071       3.0%

         Total noninterest income for the Second Quarter of 2002 was $7,502,000, a $1,847,000 or 32.7% increase compared with the Second Quarter of 2001. Total noninterest income for the First Half of 2002 was $13,506,000, a 18.5% increase compared with the First Half of 2001. The Company's payment and processing revenue for the Second Quarter of 2002 was $6,122,000, a $968,000 or 18.8% increase compared to the Second Quarter of 2001. Fees generated from the Transportation Information Services Division in the Second Quarter of 2002 were $4,422,000, a $375,000 or 9.3% increase compared to the Second Quarter of 2001. Processing fees from the Utility Information Services Division in the Second Quarter of 2002 were $1,700,000, a $593,000 or 53.6% increase compared to the Second Quarter of 2001. Payment and processing revenue for the First Half of 2002 was $11,673,000, a $1,207,000 or 11.5% increase compared to the First Half of 2001. Fees generated from the Transportation Information Services Division for the First Half of 2002 were $8,555,000, a $181,000 or 2.2% increase compared to the First Half of 2001. Processing fees from the Utility Information Services Division for the First Half of 2002 were $3,118,000, a $1,026,000 or 49.0% increase compared to the First Half of 2001. The increases in fees from the Transportation Information Services Division during the Second Quarter of 2002 and the First Half of 2002 were due to new customers and new services. The new customers and services more than offset the effects of a dramatic drop in national freight activity over last year's levels. The increases in fees from the Utility Information Services Division were primarily due to the addition of new customers from marketing efforts and through the acquisition of "The Utility Navigator(R)".

         Bank service fees for the Second Quarter of 2002 were $424,000, a $41,000 or 10.7% increase compared to the Second Quarter of 2001. Bank service fees for the First Half of 2002 were $836,000, a $137,000 or 19.6% increase compared to the First Half of 2001. These increases are due to the fact that service fees increase as the value of noninterest-bearing deposits, used to compensate the Bank, decrease as the general level of interest rates decrease and to an expansion of the Bank's customer base.

         In the Second Quarter of 2002 the Company recorded gains of $944,000 on the sales of securities with a fair value of $52,238,000. The sales of securities were transacted to adjust the portfolio to reflect the changes in the interest rate environment and growth in the loan portfolio during the past year and to offset the loss in interest income due to the dramatic decline in the general level of interest rates.

Noninterest Expense

         Total noninterest expense for the Second Quarter of 2002 was $11,713,000, a $676,000 or 6.1% increase compared to the Second Quarter of 2001. Total noninterest expense for the First Half of 2002 was $23,037,000, a $912,000 or 4.1% increase compared to the First Half of 2001.

         Salaries and benefits expense for the Second Quarter of 2002 was $7,897,000, a $234,000 or 3.1% increase compared to the Second Quarter of 2001. Salaries and benefits expense for the First Half of 2002 was $15,503,000, a $118,000 or .8% increase compared to the First Half of 2001. The most significant influence on these increases were benefit expenses, which increased $123,000 in the Second Quarter of 2002 and $180,000 in the First Half of 2002 primarily due to increases in health insurance and pension expense.

         Occupancy expense for the Second Quarter of 2002 was $384,000, a $43,000 or 10.1% decrease compared to the Second Quarter of 2001. Occupancy expense for the First Half of 2002 was $748,000, a $140,000 or 15.8% decrease compared to the First Half of 2001. These decreases relate primarily to reduced rent and related expenses from the closing of the Company's office in Chicago and one of its bank branches located in St. Louis, Missouri. The decrease in the First Half of 2002 also included a decrease in rent expense the Company experienced after moving its Columbus operations from leased space to a newly acquired building.

         Equipment expense for the Second Quarter of 2002 was $1,115,000, an increase of $211,000 or 23.3% compared to the Second Quarter of 2001. Equipment expense for the First Half of 2002 was $2,204,000, an increase of $486,000 or 28.3% compared to the First Half of 2001. These increases were due primarily to increased investments in information technology.

         Other noninterest expense for the Second Quarter of 2002 was $2,317,000, an increase of $274,000 or 13.4% compared to the Second Quarter of 2001. Other noninterest expense for the First Half of 2002 was $4,582,000, an increase of $448,000 or 10.8% compared to the First Half of 2001. These increases were due primarily to increases in production expenses such as postage and outside service fees.

Financial Condition

         Total assets at June 30, 2002 were $623,387,000, an increase of $22,512,000 or 3.7% from December 31, 2001. Loans, net of the allowance for loan losses, at June 30, 2002 were $407,519,000, an increase of $30,973,000 or 8.2%
from December 31, 2001. Total investments in debt and equity securities at June 30, 2002 were $65,641,000, a $26,689,000 or 28.9% decrease from December 31,
2001. Federal funds sold and other short-term investments at June 30, 2002 were $90,060,000 a $22,120,000 or 32.6% increase from December 31, 2001.

         Total deposits at June 30, 2002 were $244,461,000, a $3,517,000 or 1.4%
decrease from December 31, 2001. Accounts and drafts payable were $314,240,000, a $22,446,000 or 7.7% increase from December 31, 2001. Total shareholders' equity at June 30, 2002 was $58,218,000, a $2,698,000 or 4.9% increase from
December 31, 2001.

         The increase in loans relates primarily to the Bank's marketing efforts, both in the commercial and church and church-related areas. The decrease in debt and equity securities relates to the sale of $52,238,000 of securities in the Second Quarter of 2002, which was partially offset by the purchase of securities during the First Quarter of 2002. The selling of these securities also resulted in an increase in federal funds sold and other short-term investments that will be used to fund expected future loan growth as well as other investment opportunities. The decrease in deposits reflects normal daily and seasonal fluctuations. The ending balances of accounts and drafts payable increased due to the fact that these balances will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables on page 11 to 13). The increase in total shareholders' equity resulted from net income of $3,577,000; cash received from the exercise of stock options of $348,000; the amortization of the stock bonus plan of $13,000 and the tax benefit received from the exercise of stock awards of $186,000; the increase in other comprehensive income of $238,000; offset by dividends paid of $1,281,000 ($.40 per share) and the purchase of treasury shares for $383,000 (15,664 shares).

Liquidity and Capital Resources

         The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds were $117,402,000 at June 30, 2002, an increase of $17,547,000 or 17.6%
from December 31, 2001. At June 30, 2002 these assets represented 18.8% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

         Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $65,641,000 at June 30, 2002, a decrease of $26,689,000 or 28.9% from December 31, 2001.
These assets represented 10.5% of total assets at June 30, 2002. Of this total, 71% were state and municipal securities, 20% were U.S. government agencies, 6% were U.S. treasury securities, 1% were mortgage-backed securities and 2% were other securities. Of the total portfolio, 6% matures in one year, 21% matures in one to five years, and 73% matures in five or more years. At January 1, 2001 the Company transferred the remaining balance of held-to-maturity securities into available-for-sale securities. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with repurchase lines of credit.

         The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $24,000,000. Additionally, The Company maintains secured lines of credit at unaffiliated financial institutions in the maximum amount of $43,000,000.

         The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

         Net cash provided by operating activities totaled $4,791,000 for the First Half of 2002, compared to $3,358,000 for the First Half of 2001. Net cash used in investing activities was $4,843,000 for the First Half of 2002, compared with net cash provided of $2,851,000 for the First Half of 2001. Net cash provided by financing activities for the First Half of 2002 was $17,599,000, compared with net cash used of $17,049,000 for the First Half of 2001. The increase in net cash used in investing activities relates primarily to the increase in outstanding loans, which was partially offset by the net amount of securities sold over securities purchased during the First Half of 2002. The increase in net cash provided by financing activities relates primarily to an increase in deposits and accounts and drafts payable during the First Half of 2002.

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

         The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 2002 and December 31, 2001:

June 30, 2002                                                                            Amount            Ratio
-----------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                               $57,093,000         11.94%
         Cass Commercial Bank                                                          26,561,000         11.13
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                               $51,984,000         10.87%
         Cass Commercial Bank                                                          23,650,000          9.91
Tier I capital (to average assets)
         Cass Information Systems, Inc.                                               $51,984,000          8.90%
         Cass Commercial Bank                                                          23,650,000          8.76
-----------------------------------------------------------------------------------------------------------------------



December 31, 2001                                                                        Amount            Ratio
-----------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                               $54,537,000         12.22%
         Cass Commercial Bank                                                          25,363,000         11.41
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                               $49,631,000         11.12%
         Cass Commercial Bank                                                          22,608,000         10.17
Tier I capital (to average assets)
         Cass Information Systems, Inc.                                               $49,631,000          8.75%
         Cass Commercial Bank                                                          22,608,000          9.20
-----------------------------------------------------------------------------------------------------------------------

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2002 has changed materially from that at December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the annual meeting of the shareholders of Cass Information Systems, Inc. held on April 15, 2002, the following proposals were voted on and approved:

         The following is a summary of votes cast. No broker non-votes were received.

                                                                             Withheld
                                                                            Authority /
                                                               For            Against         Abstentions
                                                         --------------    -------------    --------------
         1.Proposal to elect three Directors for a term
           of three years ending 2005;

           Bryan S. Chapell                                2,578,090            12,520          612,212
           Jake Nania                                      2,573,240            17,370          612,212
           John J. Vallina                                 2,562,910            27,700          612,212
           Bruce E. Woodruff                               2,570,340            20,270          612,212

         2.Proposal to ratify the selection of KPMG LLP
           as independent accountants for 2005.            2,578,710             2,400          621,700

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Cass Information Systems, Inc. did not file any reports on Form 8-K during the three-month period ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CASS INFORMATION SYSTEMS, INC.

DATE:    August 8, 2002                 By      /s/ Lawrence A. Collett
                                            --------------------------------
                                                  Lawrence A. Collett
                                         Chairman and Chief Executive Officer



DATE:    August 8, 2002                 By      /s/ Eric H. Brunngraber
                                            --------------------------------
                                                   Eric H. Brunngraber
                                                Vice President-Secretary
                                        (Chief Financial and Accounting Officer)