Form 10-Q
period 2002-09-30
CASS INFORMATION SYSTEMS INC
filed 2002-11-05
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2002
                           Commission File No. 2-80070

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

                                 Yes |X| No |_|

      The number of shares outstanding of registrant's only class of stock as of October 31, 2002: Common stock, par value $.50 per share - 3,203,722 shares outstanding.

--------------------------------------------------------------------------------
      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

   Item 1. CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets
        September 30, 2002 (unaudited) and December 31, 2001 ................  3

      Consolidated Statements of Income
        Three and nine months ended September 30, 2002 and 2001 (unaudited) .  4

      Consolidated Statements of Cash Flows
        Nine months ended September 30, 2002 and 2001 (unaudited) ...........  5

      Notes to Consolidated Financial Statements (unaudited) ................  6

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ......................................  9

   Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....... 19

   Item 4. DISCLOSURES AND CONTROLS ......................................... 19

PART II - Other Information - Items 1. - 6. ................................. 20

   SIGNATURES ............................................................... 21

   CERTIFICATIONS ........................................................... 22

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                 September 30   December 31
                                                                     2002          2001
Assets
Cash and due from banks                                           $  32,220     $  31,915
Federal funds sold and other short-term investments                  15,116        67,940
                                                                  ---------     ---------
     Cash and cash equivalents                                       47,336        99,855
                                                                  ---------     ---------
Investment in debt and equity securities
     available-for-sale, at fair value                               88,255        92,330

Loans                                                               416,473       381,452
     Less: Allowance for loan losses                                  5,204         4,906
                                                                  ---------     ---------
         Loans, net                                                 411,269       376,546
                                                                  ---------     ---------
Premises and equipment, net                                          16,076        16,798
Accrued interest receivable                                           2,760         2,627
Foreclosed assets                                                     5,911         5,710
Bank owned life insurance                                            10,066            --
Other assets                                                          7,086         7,009
                                                                  ---------     ---------
           Total assets                                           $ 588,759     $ 600,875
                                                                  =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                          $ 100,329     $ 117,351
     Interest-bearing                                               139,649       130,627
                                                                  ---------     ---------
         Total deposits                                             239,978       247,978
Accounts and drafts payable                                         277,547       291,794
Short-term borrowings                                                 5,000           200
Other liabilities                                                     5,811         5,383
                                                                  ---------     ---------
         Total liabilities                                          528,336       545,355
                                                                  ---------     ---------
Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                               --            --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,000,000 shares issued                                            2,000         2,000
Additional paid-in capital                                            4,848         4,997
Retained earnings                                                    67,052        63,623
Accumulated other comprehensive income                                1,827           522
Common shares in treasury, at cost (796,278 shares at
   September 30, 2002 and 818,185 shares at December 31, 2001)      (15,275)      (15,597)
Unamortized stock bonus awards                                          (29)          (25)
                                                                  ---------     ---------
         Total shareholders' equity                                  60,423        55,520
                                                                  ---------     ---------
           Total liabilities and shareholders' equity             $ 588,759     $ 600,875
                                                                  =========     =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                             Three Months Ended             Nine Months Ended
                                                                September 30                   September 30
                                                         --------------------------    --------------------------
                                                             2002            2001           2002           2001
Interest Income:
Interest and fees on loans                               $     6,753     $     7,303    $    19,541    $    22,245
Interest and dividends on debt and equity securities:
     Taxable                                                     377           1,186          2,580          2,928
     Exempt from federal income taxes                            527              12          1,375             39
Interest on federal funds sold and
   other short-term investments                                  206             529            485          2,317
                                                         -----------     -----------    -----------    -----------
       Total interest income                                   7,863           9,030         23,981         27,529
                                                         -----------     -----------    -----------    -----------

Interest Expense:
Interest on deposits                                             575             821          1,686          3,218
Interest on short-term borrowings                                  4               4             29              5
                                                         -----------     -----------    -----------    -----------
       Total interest expense                                    579             825          1,715          3,223
                                                         -----------     -----------    -----------    -----------
         Net interest income                                   7,284           8,205         22,266         24,306
Provision for loan losses                                         90              60            360             60
                                                         -----------     -----------    -----------    -----------
         Net interest income after provision
           for loan losses                                     7,194           8,145         21,906         24,246
                                                         -----------     -----------    -----------    -----------

Noninterest Income:
Freight and utility payment and processing revenue             6,279           5,429         17,952         15,895
Bank service fees                                                403             412          1,239          1,111
Gains (losses) on sales of investment securities                  (2)             --            942             --
Other                                                             76              45            129            275
                                                         -----------     -----------    -----------    -----------
       Total noninterest income                                6,756           5,886         20,262         17,281
                                                         -----------     -----------    -----------    -----------

Noninterest Expense:
Salaries and employee benefits                                 7,847           7,514         23,350         22,899
Occupancy expense                                                367             420          1,115          1,308
Equipment expense                                              1,037             960          3,241          2,678
Other                                                          2,242           2,206          6,824          6,340
                                                         -----------     -----------    -----------    -----------
       Total noninterest expense                              11,493          11,100         34,530         33,225
                                                         -----------     -----------    -----------    -----------
         Income before income tax expense                      2,457           2,931          7,638          8,302
Income tax expense                                               683           1,035          2,287          2,881
                                                         -----------     -----------    -----------    -----------
         Net income                                      $     1,774     $     1,896    $     5,351    $     5,421
                                                         ===========     ===========    ===========    ===========

Earnings per share:
         Basic                                           $       .55     $       .60    $      1.67    $      1.67
         Diluted                                         $       .55     $       .59    $      1.66    $      1.65

Weighted average shares outstanding:
         Basic                                             3,202,022       3,184,804      3,201,458      3,245,577
         Effect of dilutive stock options and awards          19,875          37,639         20,568         40,707
         Diluted                                           3,221,897       3,222,443      3,222,026      3,286,284

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                 Nine Months Ended
                                                                                    September 30
                                                                              -----------------------
                                                                                 2002          2001
Cash Flows From Operating Activities:
Net income                                                                    $   5,351     $   5,421
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                              2,905         2,256
       Provision for loan losses                                                    360            60
       Amortization of stock bonus awards                                            18            64
       Tax benefit from exercise of stock options and bonuses                       186            29
       (Increase) decrease in accrued interest receivable                          (133)          623
       Increase in accounts receivable                                             (640)       (2,086)
       Deferred income tax expense (benefit)                                      1,104          (117)
       (Decrease) increase in income tax liability                                 (511)          633
       Gains on sales of investment securities                                     (942)           --
       Change in other assets                                                    (1,481)       (1,224)
       Change in other liabilities                                                1,005        (1,492)
       Other operating activities, net                                              (49)         (433)
                                                                              ---------     ---------
       Net cash provided by operating activities                                  7,173         3,734
                                                                              ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of debt securities available-for-sale                        52,870            --
Proceeds from maturities of debt and equity securities
   available-for-sale                                                            27,786        26,040
Purchase of debt and equity securities available-for-sale                       (73,850)      (50,461)
Net increase in loans                                                           (35,083)       (2,953)
Purchases of premises and equipment, net                                         (2,011)       (5,572)
Purchase of bank owned life insurance                                           (10,000)           --
                                                                              ---------     ---------
         Net cash used in investing activities                                  (40,288)      (32,946)
                                                                              ---------     ---------

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                             (17,022)       (1,603)
Net decrease in interest-bearing demand and savings deposits                    (18,283)         (504)
Net increase in time deposits                                                    27,305         6,367
Net (decrease) increase in accounts and drafts payable                          (14,247)        1,763
Net increase in short-term borrowings                                             4,800         1,000
Cash proceeds from exercise of stock options                                        348            61
Cash dividends paid                                                              (1,922)       (1,944)
Purchase of common shares for treasury                                             (383)       (3,280)
                                                                              ---------     ---------
         Net cash (used in) provided by financing activities                    (19,404)        1,860
                                                                              ---------     ---------
Net decrease in cash and cash equivalents                                       (52,519)      (27,352)
Cash and cash equivalents at beginning of period                                 99,855       115,931
                                                                              ---------     ---------
Cash and cash equivalents at end of period                                    $  47,336     $  88,579
                                                                              =========     =========

Supplemental information:

         Cash paid for interest                                               $   1,704     $   3,200
         Cash paid for income taxes                                               2,356         2,737
         Transfer of securites from held-to-maturity to available-for-sale           --         6,682
         Transfer of loans to foreclosed assets                                      --         4,805

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and related footnotes included in the Cass Information System, Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses certain issues causing implementation difficulties. The Company has adopted SFAS 133, as amended, effective January 1, 2001, but since the Company does not participate in any derivative or hedging activities, SFAS 133, as amended, had no impact on the Company's consolidated financial position and results of operations, except for the transfer of all held-to-maturity securities into available-for-sale securities as of January 1, 2001 as permitted by SFAS 133. At the time of the transfer the book value of the securities transferred was $6,650,000 and the fair value was $6,682,000. The difference was an unrealized gain recorded, net of tax, which was reported as an increase to other comprehensive income.

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

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that supersedes SFAS 121 and APB Opinion No.
30. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale, and the required valuation of such assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 have been adopted by the Company as of January 1, 2002 and will require that certain foreclosed assets of the Company be reclassified from held for sale to held and used as of January 1, 2003 if certain conditions are not met.

Note 3 - Loans by Type

(In Thousands)                           September 30, 2002    December 31, 2001
--------------------------------------------------------------------------------
Commercial and industrial                      $99,145             $115,316
Real estate:
   Mortgage                                    173,512              128,651
   Mortgage - Churches & Related                92,385               86,853
   Construction                                  2,702               16,041
   Construction - Churches & Related            35,759               16,674
Industrial revenue bonds                         6,031                6,155
Installment                                      1,828                1,787
Other                                            5,111                9,975
--------------------------------------------------------------------------------
Total loans                                   $416,473             $381,452
================================================================================

Note 4 - Stock Repurchase Program

      On December 21, 1999 the Board of Directors authorized a stock repurchase program that would allow the repurchase of up to 200,000 shares of its common stock through December 31, 2000. This program was subsequently expanded to include the repurchase of an additional 377,874 shares. The Company repurchased 15,664 shares for $383,000 and repurchased 161,700 shares for $3,280,000 for the nine months ended September 30, 2002 and 2001, respectively. Repurchases were made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

      For the three and nine month periods ended September 30, 2002 and 2001, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and nine month periods ended September 30, 2002 and 2001 is summarized as follows:

                                                                   Three Months Ended     Nine Months Ended
                                                                      September 30           September 30
                                                                   ------------------    -------------------
(In Thousands)                                                       2002       2001       2002        2001
------------------------------------------------------------------------------------------------------------
Net Income                                                         $ 1,774    $ 1,896    $ 5,351     $ 5,421

Other comprehensive income:

     Net unrealized gain on debt and equity
       securities available-for-sale, net of tax                     1,067        504      1,928         850

     Less: reclassification adjustment for realized gains on
       sales of debt and equity securities, available-for-sale,
       included in net income, net of tax                               --         --       (623)         --
------------------------------------------------------------------------------------------------------------
       Total other comprehensive income                              1,067        504      1,305         850
------------------------------------------------------------------------------------------------------------
         Total comprehensive income                                $ 2,841    $ 2,400    $ 6,656     $ 6,271
============================================================================================================

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

      Summarized information about the Company's operations in each industry segment for the three and nine month periods ended September 30, 2002 and 2001, is as follows:

                                     Transportation   Utility
                                      Information    Information    Banking
(In Thousands)                          Services      Services     Services     Corporate    Eliminations     Total
--------------------------------------------------------------------------------------------------------------------
Quarter Ended September 30, 2002
   Total Revenues                       $ 7,704        $ 2,556      $ 3,818      $   543       $  (671)      $13,950
   Net Income                               377            345        1,052           --            --         1,774
Quarter Ended September 30, 2001
   Total Revenues                       $ 8,335        $ 1,969      $ 3,828      $   521       $  (622)      $14,031
   Net Income                               816             33        1,060          (13)           --         1,896
--------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2002
   Total Revenues                       $23,853        $ 7,359      $11,360      $ 1,650       $(2,054)      $42,168
   Net Income                             1,447            802        3,102           --            --         5,351
Nine Months Ended September 30, 2001
   Total Revenues                       $25,290        $ 5,640      $10,895      $ 1,451       $(1,749)      $41,527
   Net Income                             2,560             76        2,822          (37)           --         5,421
--------------------------------------------------------------------------------------------------------------------

Note 7 - Foreclosed assets

      On January 2, 2001, the Company's bank subsidiary foreclosed on certain operating assets relating to one borrower in order to protect the financial interest in that borrower. It is accounted for as a foreclosed asset that is held for sale. At September 30, 2002 the investment in this entity was $5,315,000. As previously mentioned, the Company adopted the provisions of SFAS 144 on January 1, 2002. SFAS 144 requires that if certain criteria are not met for long-lived asset (disposal) groups classified as held for sale by the end of the fiscal year in which SFAS 144 is initially applied, the related long-lived assets shall be reclassified as held and used. Therefore, as of January 1, 2003, the Company would be required to reclassify these foreclosed assets as held and used and consolidate its operations into those of the Company.

      On August 8, 2001 the Company's bank subsidiary foreclosed on a real estate loan to one borrower and is now carrying the property as a foreclosed asset at what management believes to be fair value less cost to sell of $596,000.

Note 8 - Commitments and Contingencies

      The Company provides customers with off-balance sheet credit support through unused loan commitments to extend credit, standby letters of credit and commercial letters of credit. At September 30, 2002 conditional commitments to extend credit and standby letters of credit totaled approximately $26,671,000 and $6,135,000, respectively. Since many of the unused commitments are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements.

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

Results of Operations

      The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2002 (the "Third Quarter of 2002") compared to the three-month period ended September 30, 2001 (the "Third Quarter of 2001") and the nine-month period ended September 30, 2002 ("First Nine Months of 2002") compared to the nine-month period ended September 30, 2001 ("First Nine Months of 2001"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2001 Annual Report on Form 10-K. Results of operations for the First Nine Months of 2002 are not necessarily indicative of the results to be attained for any other period.

Net Income

      The Company's net income was $1,774,000 for the Third Quarter of 2002, a $122,000 or 6.4% decrease compared to net income of $1,896,000 for the Third Quarter of 2001. The Company's net income was $5,351,000 for the First Nine Months of 2002, a $70,000 or 1.3% decrease compared to net income of $5,421,000 for the First

Nine Months of 2001. Diluted earnings per share was $.55 for the Third Quarter of 2002, an 6.8% decrease compared to $.59 for the Third Quarter of 2001. Diluted earnings per share was $1.66 for the First Nine Months of 2002, a .6% increase compared to $1.65 for the First Nine Months of 2001. The decrease in net income in the Third Quarter of 2002 over the Third Quarter of 2001 was primarily a result of a decline in interest income due to the decrease in the general level of interest rates and increases in operating related expenses due to an increase in freight and utility processing volume. These factors were partially offset by an increase in freight and utility processing fee revenue and a decrease in income tax expense due to the purchase of tax-exempt securities. The decrease in net income in the First Nine Months of 2002 from the First Nine Months of 2001 was due primarily to the same factors as the decreases in the Third Quarter of 2002 from the Third Quarter of 2001, but the decrease was also offset by gains on the sales of securities. Return on average assets for the Third Quarter of 2002 was 1.18% compared to 1.31% for the Third Quarter of 2001. Return on average assets for the First Nine Months of 2002 was 1.21% compared to 1.29% for the First Nine Months of 2001. Return on average equity for the Third Quarter of 2002 was 12.16% compared to 13.70% for the Third Quarter of 2001. Return on average equity for the First Nine Months of 2002 was 12.68% compared to 13.24% for the First Nine Months of 2001.

Net Interest Income

Third Quarter of 2002 compared to Third Quarter of 2001:

      The Company's tax-equivalent net interest income decreased 8.2% or $680,000 from $8,273,000 to $7,593,000. Average earning assets increased 4.6% or $23,659,000 from $519,270,000 to $542,929,000. The tax-equivalent net interest margin decreased from 6.32% to 5.55%. The average tax-equivalent yield on earning assets decreased from 6.95% to 5.97%. The average rate paid on interest-bearing liabilities decreased from 2.73% to 1.61%.

      The average balances of loans increased $34,986,000 from $379,392,000 to $414,378,000, investment in debt and equity securities, at amortized cost, decreased $134,000 from $80,716,000 to $80,582,000, and federal funds sold and other short-term investments decreased $11,193,000 from $59,162,000 to $47,969,000. The average balance of noninterest-bearing demand deposit accounts increased $3,730,000 from $93,587,000 to $97,317,000, accounts and drafts payable decreased $2,870,000 from $298,008,000 to $295,138,000, and interest-bearing liabilities increased $22,476,000 from $119,828,000 to $142,304,000.

      The increase in average loan balances during this period was primarily attributable to the Bank's marketing efforts, both in the commercial and church and church-related areas. The decrease in debt and equity securities and decrease in federal funds sold and other short term investments reflects management's asset allocation decisions given projected liquidity requirements, market interest rates and the attractiveness of alternative investments. Although the average balance of securities did not change significantly there was a shift in these investments from taxable securities to tax-exempt securities. Noninterest-bearing demand deposits have increased due to the fact that customers maintain higher noninterest-bearing balances to compensate the Bank for services and to avoid higher service fees in a lower rate environment and the Bank's marketing efforts to attract more deposits. Interest-bearing liabilities increased due to increased deposits by existing customers and new deposit accounts. The moderate decrease in average accounts and drafts payable relates to normal fluctuations in these balances.

      The decreases experienced during the Third Quarter of 2002 in net interest income and the net interest margin was due primarily to the decline in the general level of interest rates. The Company partially mitigated the effects of this decline in interest rates by adjusting the allocation of assets in its portfolio to longer-term, higher-yielding assets, including tax-exempt securities, increasing the size of the loan portfolio and increasing earning assets by increasing deposits. Nonetheless, the dramatic decline in interest rates adversely affected the Company's net interest income and margin. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. For more information please refer to the tables on pages 11 and 13.

First Nine Months of 2002 compared to the First Nine Months of 2001:

      The Company's tax-equivalent net interest income decreased 6.2% or $1,528,000 from $24,614,000 to $23,086,000. Average earning assets increased 6.0% or $30,486,000 from $510,455,000 to $540,941,000. The tax-equivalent net interest margin decreased from 6.45% to 5.71%. The average tax-equivalent yield on earning assets decreased from 7.29% to 6.13%. The average rate paid on interest-bearing liabilities decreased from 3.57% to 1.63%.

      The average balances of loans increased $21,725,000 from $376,621,000 to $398,346,000, investment in debt and equity securities, at amortized cost, increased $40,241,000 from $64,496,000 to $104,737,000, and federal funds sold and other short-term investments decreased $31,480,000 from $69,338,000 to $37,858,000. The average balance of noninterest bearing demand deposit accounts increased $11,750,000 from $88,515,000 to $100,265,000, accounts and drafts payable increased $574,000 from $288,880,000 to $289,454,000, and interest-bearing liabilities increased $20,049,000 from $120,759,000 to $140,808,000.

      The increases and decreases experienced in account balances during the First Nine Months of 2002 were mainly attributable to the same factors as those described for the third quarter, although the average balance of accounts and drafts payable and the investment in debt and equity securities increased.

      The decreases experienced during the First Nine Months of 2002 in net interest income and the net interest margin were also caused primarily by decreases in the general level of interest rates. For more information please refer to the tables on pages 12 and 14.

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

                                                     Third Quarter 2002                   Third Quarter 2001
                                           -----------------------------------   --------------------------------
                                                          Interest                             Interest
                                             Average      Income/       Yield/    Average       Income/    Yield/
(Dollars in thousands)                       Balance      Expense        Rate     Balance       Expense     Rate
-----------------------------------------------------------------------------------------------------------------
Assets(1)
Earning assets:
     Loans(2),(3):
       Taxable                             $ 408,329     $   6,679       6.49%   $ 370,721     $   7,185    7.69%
       Tax-exempt(4)                           6,049           114       7.48        8,671           178    8.14
   Debt and equity securities(5):
       Taxable                                33,709           377       4.44       79,676         1,187    5.91
       Tax-exempt(4)                          46,873           796       6.74        1,040            18    6.87
   Federal funds sold and other
     short-term investments                   47,969           206       1.70       59,162           529    3.55
-----------------------------------------------------------------------------------------------------------------
Total earning assets                         542,929         8,172       5.97      519,270         9,097    6.95
Nonearning assets:
   Cash and due from banks                    24,121                                24,764
   Premises and equipment, net                16,276                                17,498
   Foreclosed assets                           5,623                                 5,647
   Other assets                               15,102                                11,642
   Allowance for loan losses                  (5,142)                               (4,921)
-----------------------------------------------------------------------------------------------------------------
Total assets                               $ 598,909                             $ 573,900
-----------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity(1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                              $  51,047     $     135       1.05%   $  58,593     $     360    2.44%
   Savings deposits                           38,169           115       1.20       48,672           322    2.62
Time deposits of
     $100 or more                             46,776           282       2.39        7,955            92    4.59
   Other time deposits                         5,701            43       2.99        3,965            46    4.60
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              141,693           575       1.61      119,185           820    2.73
   Short-term borrowings                         611             4       2.60          643             4    2.47
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                               142,304           579       1.61      119,828           824    2.73
Noninterest-bearing liabilities:
   Demand deposits                            97,317                                93,587
   Accounts and drafts payable               295,138                               298,008
   Other liabilities                           6,257                                 7,553
-----------------------------------------------------------------------------------------------------------------
Total liabilities                            541,016                               518,976
Shareholders' equity                          57,893                                54,924
Total liabilities and
   shareholders' equity                    $ 598,909                             $ 573,900
-----------------------------------------------------------------------------------------------------------------
Net interest income                                      $   7,593                             $   8,273
Interest spread                                                          4.36%                              4.22%
Net interest margin                                                      5.55%                              6.32%
================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2001 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $101,000 and $84,000 for the Third Quarter of 2002 and 2001, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $308,000 and $67,000 for the Third Quarter of 2002 and 2001, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                  First Nine Months of 2002            First Nine Months of 2001
                                           ----------------------------------    ----------------------------------
                                                          Interest                             Interest
                                             Average       Income/     Yield/     Average       Income/      Yield/
(Dollars in thousands)                       Balance       Expense      Rate      Balance       Expense       Rate
-------------------------------------------------------------------------------------------------------------------
Assets(1)
Earning assets:
     Loans(2),(3):
       Taxable                             $ 392,256     $  19,315      6.58%    $ 363,371     $  21,688      7.98%
       Tax-exempt(4)                           6,090           344      7.55        13,250           844      8.52
   Debt and equity securities(5):
       Taxable                                64,125         2,580      5.38        63,426         2,929      6.17
       Tax-exempt(4)                          40,612         2,077      6.84         1,070            58      7.25
   Federal funds sold and other
     short-term investments                   37,858           485      1.71        69,338         2,317      4.47
-------------------------------------------------------------------------------------------------------------------
Total earning assets                         540,941        24,801      6.13       510,455        27,836      7.29
Nonearning assets:
   Cash and due from banks                    23,817                                22,672
   Premises and equipment, net                16,423                                16,318
   Foreclosed assets                           5,507                                 5,127
   Other assets                               11,060                                11,245
   Allowance for loan losses                  (5,029)                               (4,910)
-------------------------------------------------------------------------------------------------------------------
Total assets                               $ 592,719                             $ 560,907
-------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity(1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                              $  56,733     $     479      1.13%    $  55,629     $   1,315      3.16%
   Savings deposits                           43,314           422      1.30        55,076         1,533      3.72
   Time deposits of
     $100 or more                             33,682           648      2.57         5,976           222      4.97
   Other time deposits                         5,367           137      3.41         3,839           147      5.12
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              139,096         1,686      1.62       120,520         3,217      3.57
   Short-term borrowings                       1,712            29      2.26           239             5      2.80
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                               140,808         1,715      1.63       120,759         3,222      3.57
Noninterest-bearing liabilities:
   Demand deposits                           100,265                                88,515
   Accounts and drafts payable               289,454                               288,880
   Other liabilities                           5,782                                 8,023
-------------------------------------------------------------------------------------------------------------------
Total liabilities                            536,309                               506,177
Shareholders' equity                          56,410                                54,730
Total liabilities and
   shareholders' equity                    $ 592,719                             $ 560,907
-------------------------------------------------------------------------------------------------------------------
Net interest income                                      $  23,086                             $  24,614
Interest spread                                                         4.50%                                 3.72%
Net interest margin                                                     5.71%                                 6.45%
===================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2001 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $359,000 and $95,000 for the First Nine Months of 2002 and 2001, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $819,000 and $307,000 for the First Nine Months of 2002 and 2001, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                         Third Quarter
                                                         2002 Over 2001
                                                --------------------------------
(Dollars in thousands)                           Volume       Rate        Total
--------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans(1),(2):
     Taxable                                    $   684     $(1,190)    $  (506)
     Tax-exempt(3)                                  (50)        (14)        (64)
   Debt and equity securities:
     Taxable                                       (566)       (244)       (810)
     Tax-exempt(3)                                  778          --         778
   Federal funds sold and other
     short-term investments                         (86)       (237)       (323)
--------------------------------------------------------------------------------
Total interest income                               760      (1,685)       (925)
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                 (41)       (184)       (225)
   Savings deposits                                 (59)       (148)       (207)
   Time deposits of $100 or more                    253         (63)        190
   Other time deposits                               16         (19)         (3)
   Short-term borrowings                             --          --          --
--------------------------------------------------------------------------------
Total interest expense                              169        (414)       (245)
--------------------------------------------------------------------------------
Net interest income                             $   591     $(1,271)    $  (680)
================================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

                                                       First Nine Months
                                                         2002 Over 2001
                                                --------------------------------
(Dollars in thousands)                           Volume       Rate        Total
--------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans(1),(2):
     Taxable                                    $ 1,630     $(4,003)    $(2,373)
     Tax-exempt(3)                                 (413)        (87)       (500)
   Debt and equity securities:
     Taxable                                         32        (381)       (349)
     Tax-exempt(3)                                2,022          (3)      2,019
   Federal funds sold and other
     short-term investments                        (777)     (1,055)     (1,832)
--------------------------------------------------------------------------------
Total interest income                             2,494      (5,529)     (3,035)
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                  26        (862)       (836)
   Savings deposits                                (275)       (836)     (1,111)
   Time deposits of $100 or more                    580        (154)        426
   Other time deposits                               48         (58)        (10)
   Short-term borrowings                             25          (1)         24
--------------------------------------------------------------------------------
Total interest expense                              404      (1,911)     (1,507)
--------------------------------------------------------------------------------
Net interest income                             $ 2,090     $(3,618)    $(1,528)
================================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Allowance and Provision for Loan Losses

      A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $90,000 provision made for loan losses during the Third Quarter of 2002 compared with a $60,000 provision made during the Third Quarter of 2001. There was a $360,000 provision made during the First Nine Months of 2002 compared with a $60,000 provision made during the First Nine Months of 2001. Net loans recovered for the Third Quarter of 2002 were $5,000 compared to net loans charged-off of $106,000 for the Third Quarter of 2001. Net loans charged off during the First Nine Months of 2002 were $62,000 compared with $56,000 during the First Nine Months of 2001. The provision for loan losses varies over time based on an ongoing assessment of the adequacy of the allowance for loan losses. The increase in the provision made for loan losses during the Third Quarter and First Nine Months of 2002 compared to the corresponding periods in 2001 were due to many factors, the most significant being the increase in the amount of nonperforming loans and the size of the loan portfolio.

      The allowance for loan losses at September 30, 2002 was $5,204,000 and at December 31, 2001 was $4,906,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2002 was 1.25% compared to 1.29% at December 31, 2001. Nonperforming loans were $2,361,000 or .57% of total loans at September 30, 2002 compared to $472,000 or .12% of total loans at December 31, 2001.

      At September 30, 2002, impaired loans totaled $7,484,000, which included $450,000 of nonaccrual loans compared with impaired loans at December 31, 2001 of $525,000, which included $454,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $1,025,000 at September 30, 2002. The increase in impaired loans from December 31, 2001 relates to several borrowers. The first is a borrower with an outstanding balance of $4,081,000 which is collateralized by real estate. This borrower is currently making payments, but the payments have been consistently sixty days past due. A second borrower, with an outstanding balance of $1,576,000 collateralized by all business assets, has been current on all payments. This borrower has experienced financial difficulties due to general economic conditions. Should its condition not improve, a shortfall in collection of the full principal balance could result. The probable shortfall has been specifically reserved for in the allowance for loan losses. A third borrower has an outstanding balance of $809,000 collateralized by real estate and with a SBA guarantee. There has been delinquency in loan payments due to slower than expected lease-up of the real estate property. Two other loans totalling $465,000 are secured by marketable securities and real estate, respectively. The loan secured by marketable securities has a moderate shortfall in collateral value which has been specifically reserved for in the allowance for loan losses. There has been some delinquency in interest payments. The loan secured by real estate has been restructured and is current under the new contract terms.

      The allowance for loan losses has been established and is maintained to absorb losses inherent in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. A charge or credit is made to the provision for loan losses to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The specific component includes a review of each loan on the Company's classified or watch list in terms of collateral and probable loss exposure based on existing circumstances known to management and under current economic conditions. The general component relates to all other loans which are evaluated based on the loan grade assigned to the credit with a percentage of each grade allocated to the allowance for loan losses. The percentages are based on historical experience. The loan grades assigned to each credit are evaluated on an annual basis, unless circumstances require interim evaluation. Finally, an amount is added to the general reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes.

Summary of Asset Quality

      The following table presents information as of and for the three and nine month periods ended September 30, 2002 and 2001 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                               Three Months Ended           Nine Months Ended
                                                                   September 30                September 30
                                                            ------------------------     -----------------------
(Dollars in Thousands)                                         2002           2001          2002          2001
----------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                            $   5,109      $   4,947     $   4,906     $   4,897

Provision for loan losses                                          90             60           360            60

     Loans charged off                                             --            110            95           110
     Recoveries on loans previously charged off                     5              4            33            54
----------------------------------------------------------------------------------------------------------------
Net loans (recovered) charged-off                                  (5)           106            62            56
Allowance at end of period                                  $   5,204      $   4,901     $   5,204     $   4,901
----------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 414,378      $ 379,392     $ 398,346     $ 376,621
     September 30                                             416,473        370,912       416,473       370,912
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.26%          1.29%         1.31%         1.30%
     September 30                                                1.25           1.32          1.25          1.32
Nonperforming loans:
     Nonaccrual loans                                       $     450      $     790     $     450     $     790
     Loans past due 90 days or more                             1,911             46         1,911            46
----------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                  2,361            836         2,361           836
     Foreclosed assets                                          5,911          5,710         5,911         5,710
----------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                         $   8,272      $   6,546     $   8,272     $   6,546
----------------------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                                .57%           .23%          .57%          .23%
Nonperforming assets to total assets                             1.40%          1.12%         1.40%         1.12%
================================================================================================================

      On January 2, 2001, the Bank foreclosed on certain operating assets relating to one borrower in order to protect the Bank's financial interest in that borrower. The Bank is currently in the process of stabilizing this business and intends to operate the business until it can be merged into another entity or sold. This entity, Government e-Management Solutions, Inc., is a software company that provides the public sector with integrated financial, property and human resource management systems. At September 30, 2002, the Bank's investment in this entity was $5,315,000. This investment is included on the Company's consolidated balance sheets as a component of foreclosed assets. Based on unaudited financial statements, this company generated $1,474,000 in revenues and incurred $1,470,000 in operating expenses during the Third Quarter of 2002. The $4,000 pre-tax income for the Third Quarter of 2002 includes $75,000 of depreciation and amortization. For the First Nine Months of 2002 revenues were $3,986,000 and operating expenses were $4,065,000. The $79,000 pre-tax loss for the First Nine Months of 2002 includes $219,000 of depreciation and amortization. The value of this entity is predicated on its revenues, ability to become profitable, or future prospects. Should one of these not occur, the Company may face a charge against earnings representing a diminished value on its investment. As explained earlier, under the provision of SFAS 144, if this group of assets are still held on January 1, 2003 the Company will be required to reclassify the assets as held and used and consolidate its operations into those of the Company.

      On August 8, 2001, the Bank foreclosed on a loan to one borrower and is now carrying the property as other real estate owned at what management believes to be the fair value less cost to sell of the property of $596,000. The remaining balance of the loan of $110,000 was charged against the allowance for loan losses at the time of foreclosure.

Noninterest Income

      Noninterest income is principally derived from payment and processing fees. Processing volumes related to these fees for the three and nine-month periods ended September 30, 2002 and 2001 are as follows:

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30                        September 30
                                        ---------------------------------    ----------------------------------
                                                                      %                                    %
(In Thousands)                              2002          2001     Change       2002          2001       Change
---------------------------------------------------------------------------------------------------------------
Transportation Information Services:
   Invoice Bill Volume                       5,639         4,969    13.5%        15,914        14,967     6.3%
   Invoice Dollar Volume                $1,989,867    $1,808,261    10.0%    $5,717,571    $5,475,427     4.4%

Utility Information Services:
   Invoice Transaction Volume                  870           669    30.0%         2,477         2,024    22.4%
   Invoice Dollar Volume                $  725,695    $  673,646     7.7%    $1,919,357    $1,832,717     4.7%

      Total noninterest income for the Third Quarter of 2002 was $6,756,000, a $870,000 or 14.8% increase compared with the Third Quarter of 2001. Total noninterest income for the First Nine Months of 2002 was $20,262,000, a $2,981,000 or 17.3% increase compared with the First Nine Months of 2001. The Company's payment and processing revenue for the Third Quarter of 2002 was $6,279,000, a $850,000 or 15.7% increase compared to the Third Quarter of 2001. Fees generated from the Transportation Information Services Division in the Third Quarter of 2002 were $4,542,000, a $245,000 or 5.7% increase compared to the Third Quarter of 2001. Processing fees from the Utility Information Services Division in the Third Quarter of 2002 were $1,737,000, a $605,000 or 53.4% increase compared to the Third Quarter of 2001. Payment and processing revenue for the First Nine Months of 2002 was $17,952,000, a $2,057,000 or 12.9%
increase compared to the First Nine Months of 2001. Fees generated from the Transportation Information Services Division for the First Nine Months of 2002 were $13,097,000, a $426,000 or 3.4% increase compared to the First Nine Months of 2001. Processing fees from the Utility Information Services Division for the First Nine Months of 2002 were $4,855,000, a $1,631,000 or 50.6% increase compared to the First Nine Months of 2001. The increases in fees from the Transportation Information Services Division during the Third Quarter of 2002 and the First Nine Months of 2002 were due to new customers and new services. The new customers and services more than offset the effects of the drop in national freight activity over last year's levels. The increases in fees from the Utility Information Services Division were primarily due to the addition of new customers from the marketing efforts of this new segment.

      Bank service fees for the Third Quarter of 2002 were $403,000, a $9,000 or 2.2% decrease compared to the Third Quarter of 2001. Bank service fees for the First Nine Months of 2002 were $1,239,000, a $128,000 or 11.5% increase compared to the First Nine Months of 2001. The increase in the First Nine Months of 2002 over 2001 is due to the fact that service fees increase as the value of noninterest-bearing deposits, used to compensate the Bank, decrease as the general level of interest rates decrease and to an expansion of the Bank's customer base.

      In the First Nine Months of 2002 the Company recorded net gains of $942,000 on the sales of securities with a fair value of $52,870,000. The sales of securities were transacted to adjust the portfolio to reflect the changes in the interest rate environment and growth in the loan portfolio during the past year and to offset the loss in interest income due to the dramatic decline in the general level of interest rates.

Noninterest Expense

      Total noninterest expense for the Third Quarter of 2002 was $11,493,000, a $393,000 or 3.5% increase compared to the Third Quarter of 2001. Total noninterest expense for the First Nine Months of 2002 was $34,530,000, a $1,305,000 or 3.9% increase compared to the First Nine Months of 2001.

      Salaries and benefits expense for the Third Quarter of 2002 was $7,847,000, a $333,000 or 4.4% increase compared to the Third Quarter of 2001. Salaries and benefits expense for the First Nine Months of 2002 was $23,350,000, a $451,000 or 2.0% increase compared to the Nine Months Half of 2001. These increases were due to both an increased staff in the transportation and utility processing divisions due to an increase in production and to increases in health insurance and pension expense.

      Occupancy expense for the Third Quarter of 2002 was $367,000, a $53,000 or 12.6% decrease compared to the Third Quarter of 2001. Occupancy expense for the First Nine Months of 2002 was $1,115,000, a $193,000 or 14.8% decrease compared to the First Nine Months of 2001. These decreases relate primarily to reduced rent and related expenses from the closing of the Company's office in Chicago and one of its bank branches located in St. Louis, Missouri. The decrease in the First Nine Months of 2002 also included a decrease in rent expense the Company experienced after moving its Columbus operations from leased space to a newly acquired building.

      Equipment expense for the Third Quarter of 2002 was $1,037,000, an increase of $77,000 or 8.0% compared to the Third Quarter of 2001. Equipment expense for the First Nine Months of 2002 was $3,241,000, an increase of $563,000 or 21.0% compared to the First Nine Months of 2001. These increases were due primarily to increased investments in information technology.

      Other noninterest expense for the Third Quarter of 2002 was $2,242,000, an increase of $36,000 or 1.6% compared to the Third Quarter of 2001. Other noninterest expense for the First Nine Months of 2002 was $6,824,000, an increase of $484,000 or 7.6% compared to the First Nine Months of 2001. The increase in the First Nine Months of 2002 were due primarily to increases in production expenses such as postage and outside service fees.

      Income tax expense for the Third Quarter of 2002 was $683,000, a decrease of $352,000 or 34.0% compared to the Third Quarter of 2001. Income tax expense for the First Nine Months of 2002 was $2,287,000, a decrease of $594,000 or 20.6% compared with the First Nine Months of 2001. These decreases were primarily due to a shift of investments in debt and equity securities from taxable securities to tax-exempt securities and resulted in an effective tax rate for the Third Quarter of 2002 of 28% compared with 35% in the Third Quarter of 2001 and an effective rate of 30% for the First Nine Months of 2002 compared with 35% for the First Nine Months of 2001.

Financial Condition

      Total assets at September 30, 2002 were $588,759,000, a decrease of $12,116,000 or 2.0% from December 31, 2001. Loans, net of the allowance for loan losses, at September 30, 2002 were $411,269,000, an increase of $34,723,000 or 9.2% from December 31, 2001. Total investments in debt and equity securities at September 30, 2002 were $88,255,000, a $4,075,000 or 4.4% decrease from December 31, 2001. Federal funds sold and other short-term investments at September 30, 2002 were $15,116,000 a $52,824,000 or 77.8% decrease from December 31, 2001.

      Total deposits at September 30, 2002 were $239,978,000, a $8,000,000 or 3.2% decrease from December 31, 2001. Accounts and drafts payable were $277,547,000, a $14,247,000 or 4.9% decrease from December 31, 2001. Total shareholders' equity at September 30, 2002 was $60,423,000, a $4,903,000 or 8.8% increase from December 31, 2001.

      The increase in loans relates primarily to the Bank's marketing efforts, both in the commercial and church and church-related areas. The decrease in debt and equity securities relates to the maturities and sales securities in the First Nine Months of 2002, which was mostly offset by the purchases made during this period. A $10,000,000 investment in bank owned life insurance was made during the Third Quarter of 2002, to offset the increasing cost of employee benefits. The decrease in federal funds sold and other short-term investments was used mainly to fund loan growth. The decrease in deposits reflects normal daily and seasonal fluctuations. The ending balances of accounts and drafts payable decreased due to the fact that these balances will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables on page 11 to 13). The increase in total shareholders' equity resulted from net income of $5,351,000; cash received from the exercise of stock options of $348,000; the amortization of the stock bonus plan of $18,000; the tax benefit received from the exercise of stock awards of $186,000; and the increase in other comprehensive income of $1,305,000; offset by dividends paid of $1,922,000 ($.60 per share) and the purchase of treasury shares for $383,000 (15,664 shares).

Liquidity and Capital Resources

      The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds were $47,336,000 at September 30, 2002, a decrease of $52,519,000 or 52.6% from
December 31, 2001. At September 30, 2002 these assets represented 8.0% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

      Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $88,255,000 at September 30, 2002, a decrease of $4,075,000 or 4.4% from December 31, 2001. These assets represented 15.0% of total assets at September 30, 2002. Of this total, 57% were state and municipal securities, 25% were mortgage-backed securities, 17% were U.S. government agencies and 1% were other securities. Of the total portfolio, 41% matures in one to five years and 59% matures in five or more years. At January 1, 2001 the Company transferred the remaining balance of held-to-maturity securities into available-for-sale securities. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with repurchase lines of credit.

      The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $24,000,000. Additionally, the Company maintains secured lines of credit at unaffiliated financial institutions in the maximum amount of $40,000,000.

      The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

      Net cash provided by operating activities totaled $7,173,000 for the First Nine Months of 2002, compared to $3,734,000 for the First Nine Months of 2001. Net cash used in investing activities was $40,288,000 for the First Nine Months of 2002, compared with $32,946,000 for the First Nine Months of 2001. Net cash used in financing activities for the First Nine Months of 2002 was $19,404,000, compared with net cash provided of $1,860,000 for the First Nine Months of 2001. The increase in net cash used in investing activities relates primarily to an increase in outstanding loans, increase in the purchase of debt and equity securities and the purchase of bank owned life insurance and was offset by the sales of debt securities. The increase in net cash used in financing activities in the First Nine Months of 2002 over net cash provided in 2001 relates to both a decrease in deposits and accounts and drafts payable.

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

      The Company and the Bank continue to significantly exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 2002 and December 31, 2001:

September 30, 2002                                        Amount          Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                $58,228,000        12.14%
         Cass Commercial Bank                           26,814,000        11.92
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                $53,024,000        11.06%
         Cass Commercial Bank                           24,005,000        10.67
Tier I capital (to average assets)
         Cass Information Systems, Inc.                $53,024,000         9.03%
         Cass Commercial Bank                           24,005,000         8.90
-------------------------------------------------------------------------------

December 31, 2001                                         Amount          Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                $54,537,000        12.22%
         Cass Commercial Bank                           25,363,000        11.41
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                $49,631,000        11.12%
         Cass Commercial Bank                           22,608,000        10.17
Tier I capital (to average assets)
         Cass Information Systems, Inc.                $49,631,000         8.75%
         Cass Commercial Bank                           22,608,000         9.20
-------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2002 has changed materially from that at December 31, 2001.

ITEM 4. DISCLOSURES AND CONTROLS

      (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

      (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) Cass Information Systems, Inc. did not file any reports on Form 8-K during the three-month period ended September 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CASS INFORMATION SYSTEMS, INC.


DATE: November 4, 2002                By       /s/ Lawrence A. Collett
                                         ---------------------------------------
                                                   Lawrence A. Collett
                                          Chairman and Chief Executive Officer


DATE: November 4, 2002                By       /s/ Eric H. Brunngraber
                                         ---------------------------------------
                                                   Eric H. Brunngraber
                                                Vice President-Secretary
                                        (Chief Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Lawrence A. Collett, Chairman and Chief Executive Officer of Cass Information Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cass Information Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Lawrence A. Collett
------------------------------------
Lawrence A. Collett
Chairman and Chief Executive Officer
November 4, 2002

I, Eric H. Brunngraber, Chief Financial and Accounting Officer of Cass Information Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cass Information Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Eric H. Brunngraber
----------------------------------------
Eric H. Brunngraber
Vice President - Secretary
(Chief Financial and Accounting Officer)
November 4, 2002