Form 10-K
period 2002-12-31
CASS INFORMATION SYSTEMS INC
filed 2003-03-17
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
    |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the year ended December 31, 2002

    |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal period from ______ to ______

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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 5, 2003, 3,367,468 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $66,989,000 based upon the Nasdaq Stock Market closing price of $26.88 for March 5, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2003 are incorporated by reference in
      Part III hereof.

                         CASS INFORMATION SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I.

Item 1.    BUSINESS ........................................................  1

Item 2.    PROPERTIES ......................................................  3

Item 3.    LEGAL PROCEEDINGS ...............................................  3

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  3

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

           STOCKHOLDER MATTERS .............................................  3

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA ............................  4

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

           AND RESULTS OF OPERATIONS .......................................  4

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...... 19

PART II.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................... 21

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

           ACCOUNTING AND FINANCIAL DISCLOSURES ............................ 43

PART III.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............. 43

Item 11.   EXECUTIVE COMPENSATION .......................................... 43

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .. 43

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................. 43

Item 14.   CONTROLS AND PROCEDURES ......................................... 43

PART IV.

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . 44

           SIGNATURES ...................................................... 45

           CERTIFICATIONS .................................................. 46

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

                                     PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. ("Cass" or "the Company") is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides freight invoice rating, payment, audit, cost accounting and transportation information to many of the nation's largest companies. It is also the leading processor and payer of utility invoices in the United States, including electricity, gas, water, telephone and refuse collection. Cass extracts, stores and presents information from freight and utility invoices, assisting our customers' traffic and energy managers in making decisions that will enable them to improve their operating performance. Cass utilizes Internet technologies such as web-based applications and browsers in all of its systems. It heavily utilizes electronic commerce in transferring over $10 billion in transactions annually and integrates financial and transaction processing into a single process. As an information processing company, Cass focuses on these critical business areas: Data Acquisition, Data Warehousing and Data Delivery. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish specific operating requirements of its customers. It then makes the data available in a central repository for access and archiving. Finally, the data is turned into information through the Company's databases that communicate with clients as required and provide internet-based methods and tools for analytical processing. In addition, the Company, through its wholly-owned bank subsidiary, Cass Commercial Bank ("the Bank"), provides banking services in the commercial, industrial and residential areas it serves. Its primary focus is to support the Company's payment operations, and it also provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts and other cash management services.

An important component of the Company's services is the financial control and stability provided by the Bank for handling the billions of dollars of payments and the infrastructure for electronic funds transfers (EFT). Cass Commercial Bank is organized as a Missouri trust company with banking powers and was founded in 1906. Its principal banking office is located at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044 and it has four other branches in the St. Louis, Missouri metropolitan area. Due to its ownership of a federally insured commercial bank, the Registrant is a bank holding corporation and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri and approved by the Board of Governors of the Federal Reserve Bank (the "FRB") in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. The principal offices of the Company are also at 13001 Hollenberg Drive, Bridgeton, Missouri. Other operating locations are in Columbus, Ohio and Boston, Massachusetts.

Marketing, Customers and Competition

The Company believes it is the largest firm in the freight bill payment industry in the United States based on the total dollars of freight bills paid. Competition consists of two primary competitors and numerous small freight bill audit firms located throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis. The Company also competes with other companies, located throughout the United States, that pay utility bills and provide management reporting. Available data indicates that the Company is one of the largest providers of utility information processing and payment services. Due to the fact that this is a new market, the competitive environment for utility bill processing and payment is difficult to assess and is changing rapidly. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (ESP). In January 2001, the Company purchased the assets of "The Utility Navigator(R)", a division of privately-held Insite Services, Inc. for $750,000. This acquisition added new ESP's which market the Company's product as well as provided additional processing growth.

The Company's bank subsidiary encounters competition from other banks located throughout the St. Louis metropolitan area and other areas in which the Bank competes. Savings banks, credit unions, other financial institutions and non-bank providers of financial services also provide competition. The principal competition however, is represented by large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks.

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay(R), Transdata(R), TransInq(R), Ratemaker(R), Rate Advice(R), First Rate(R), Best Rate(R) and Rate Exchange(R).

The Company is not dependent on any one customer for a significant portion of its business. It has a varied client base with no individual client exceeding 10% of total revenue. The Bank is also not dependent on any one customer. The Bank does however, target its services to privately-held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri and other selected cities located throughout the United States.

Employees

The Company had 599 full-time and 138 part-time employees as of December 31, 2002. Of these employees, the bank subsidiary had 66 full-time and 8 part-time employees.

Supervision and Regulation

The Company and its bank subsidiary are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Missouri Division of Finance, the FRB and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision and examination by the FRB. The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB. Bank regulatory agencies use Capital Adequacy Guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the agencies may force certain remedial action to be taken. The Capital Adequacy Guidelines are of several types and include risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; guidelines which consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a bank holding company may leverage its equity capital base. For further discussion of the capital adequacy guidelines and ratios, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8, Note 2 of this report.

The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law or regulations or for unsafe or unsound practices. Both the FRB and Missouri Division of Finance also have restrictions on the amount of dividends that banks and bank holding companies may remit.

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

Website Availability of SEC Reports

Cass will, as soon as practicable after they are electronically filed with the Securities and Exchange Commission, make available free of charge on its website each of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports of Form 8-K, all amendments to those reports, and its definitive proxy statements. The address of Cass's website is: www.cassinfo.com.

Financial Information about Segments

The revenues from external customers, net income (loss) and total assets by segment, for the three years ended December 31, 2002 are set forth in Item 8,
Note 14 of this report.

Statistical Disclosure by Bank Holding Companies

For the statistical disclosure by bank holding companies refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2. PROPERTIES

The Company's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri. This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space, 20,500 of which is occupied by the Bank. In March 2001, the Company moved into its newly-owned production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. The Company operates an additional production facility in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through October 31, 2005.

The Company's bank subsidiary's headquarters are also located at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044. The Bank leases approximately 20,500 square feet of the 61,500 square foot building owned by the Company. In addition, the Bank owns a banking facility near downtown St. Louis that consists of approximately 1,600 square feet with adjoining drive-up facilities. The Bank has additional leased facilities in Maryland Heights, Missouri (2,500 square feet); Fenton, Missouri (1,250 square feet) and Chesterfield, Missouri (2,850 square feet).

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol "CASS". As of March 5, 2003, there were 227 holders of record of the Company's common stock. High and low bid prices, as reported by Nasdaq and restated for the 5% stock dividend distributed in December 2002, for each quarter of 2002 and 2001 were as follows:

                                 2002                      2001
                                 ----                      ----
                           High         Low         High           Low
                           ----         ---         ----           ---
      1st   Quarter      $25.000      $22.010      $22.381      $16.548
      2nd   Quarter       24.876       22.857       20.000       16.310
      3rd   Quarter       25.476       21.476       20.143       18.095
      4th   Quarter       25.750       21.857       23.333       19.048

Dividends paid per share by the Company during the two most recent fiscal years were as follows:

                                        2002       2001
                                        ----       ----
                     March 15           $.20       $.20
                     June 15             .20        .20
                     September 15        .20        .20
                     December 15         .21        .20

Refer to Item 8 Notes 2, 8 and 9 to the consolidated financial statements for additional shareholder information.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for each of the five years ended December 31, 2002. The selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands, except per share data)         2002         2001         2000         1999         1998
--------------------------------------------------------------------------------------------------------------
Interest income on loans(1)                       $ 26,197     $ 29,069     $ 27,716     $ 20,371     $ 17,579
Interest income on debt and equity securities        4,733        4,323        5,264        4,722        6,607
Other  interest income                                 687        2,790        4,085        5,782        5,858
   Total interest income                            31,617       36,182       37,065       30,875       30,044
Interest expense on deposits                         2,240        3,863        5,165        4,357        4,271
Interest expense on short-term borrowings               33            9           20            9           10
Total interest expense                               2,273        3,872        5,185        4,366        4,281
   Net interest income                              29,344       32,310       31,880       26,509       25,763
Provision for loan losses                              500           60          750           --           --
   Net interest income after provision              28,844       32,250       31,130       26,509       25,763
Noninterest income                                  28,030       23,243       21,114       21,444       22,447
Noninterest expense                                 46,575       44,729       41,236       38,344       36,625
   Income before income tax expense                 10,299       10,764       11,008        9,609       11,585
   Income tax expense                                2,987        3,739        3,861        3,411        4,177
--------------------------------------------------------------------------------------------------------------
     Net income                                   $  7,312     $  7,025     $  7,147     $  6,198     $  7,408
--------------------------------------------------------------------------------------------------------------
Basic earnings per share(2)                       $   2.18     $   2.07     $   1.95     $   1.56     $   1.83
Diluted  earnings per share(2)                        2.16         2.05         1.93         1.53         1.80
Dividends per share                                    .81          .80          .80          .76          .72
Dividend payout ratio                                35.94%       36.71%       38.95%       46.61%       37.55%
--------------------------------------------------------------------------------------------------------------
Average total assets                              $598,566     $572,724     $515,308     $491,450     $469,606
Average net loans                                  399,018      371,367      323,515      254,353      208,603
Average debt and equity securities                  97,668       72,958       84,276       78,903      109,275
Average total deposits                             240,640      214,954      186,684      190,661      176,784
Average total shareholders' equity                  57,300       54,929       54,308       57,118       55,246
--------------------------------------------------------------------------------------------------------------
Return on average total assets                        1.22%        1.23%        1.39%        1.26%        1.58%
Return on average total shareholders' equity         12.76        12.79        13.16        10.85        13.41
Average equity to assets ratio                        9.57         9.59        10.54        11.62        11.76
Equity to assets ratio at year-end                   10.67         9.22         9.33        11.29        11.39
Net interest margin                                   5.60         6.27         6.69         5.87         5.98
Allowance for loan losses to loans at year-end        1.22         1.29         1.32         1.54         1.97
Nonperforming assets to loans and foreclosed
   assets(3)                                          3.50         1.60          .30          .15          .35
Net loan charge-offs to average
   loans outstanding                                   .03          .01          .04          .06          .03
--------------------------------------------------------------------------------------------------------------

(1).  Interest income on loans includes net loan fees.
(2). Basic and diluted earnings per share have been restated to reflect the 5% stock dividend issued in 2002.
(3). Foreclosed assets include other real estate owned and the Company's investment in the operating assets of Government e-Management Solutions, Inc. (GEMS), which are more fully explained in Item 7 entitled "Nonperforming Assets". Excluding the investment in the operating assets of GEMS, the ratio for 2002 is 2.33% and for 2001 is .28%.

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

Net Income Summary

The 2002 results compared to 2001 include the following significant pre-tax components:

      Net interest income after provision for loan losses decreased $3,406,000 or 10.6% due primarily to the decrease in the general level of interest rates and partially due to an increase of $440,000 in the provision for loan losses. The increase in the provision for loan losses was due to many factors including the increase in nonperforming loans and the size of the loan portfolio. The decrease in net interest income from these factors was significantly offset by an increase in tax-exempt securities, expansion of the loan portfolio and increase in earning assets.

      Total noninterest income increased $4,787,000 or 20.6%. Total freight and utility payment and processing fees increased $3,870,000 or 19.2%, with an increase of $2,188,000 or 49.0% in utility payment and processing fees and $1,682,000 or 10.7% in freight payment and processing fees. The increase in utility payment and processing fees relates to the rapid expansion of the customer base. During 2002 the Company processed over 3.4 million utility transactions representing over $2.6 billion of invoice value. The increase in freight payment and processing fees relates to new customers and new services. Freight rating service fees were down $738,000 or 54.7% due to the discontinuance of the sale and maintenance of rating software. These software products were replaced with the new Internet-based service "Ratemaker". Ratemaker fees increased $210,000 or 52.4%. Bank service fees increased $137,000 or 9.0% due to an expansion of the Bank's customer base and the fact that service fees increase as the value of noninterest bearing deposits, used to compensate the Bank for services provided, decrease as the general level of interest rates decrease. The Company also recognized gains of $1,477,000 from the sales of securities in 2002.

      Total noninterest expense increased $1,846,000 or 4.1% due to several factors. The most significant was salaries and benefits, which increased $936,000 or 3.1% due to an increase in staff in the transportation and utility processing divisions to accommodate the increase in production and an increase in pension and health insurance expense. Second, equipment expense increased $479,000 or 12.5% primarily due to an increased investment in information technology. Finally, other noninterest expense increased $589,000 or 6.7% due to increases in various other miscellaneous expenses such as postage, printing and professional fees.

The 2001 results compared to 2000 include the following significant pre-tax components:

Net interest income after provision for loan losses increased $1,120,000 or 3.6% due primarily to a $42,479,000 increase in average earning assets, including a $48,313,000 increase in average loans outstanding and a decrease in the provision for loan losses of $690,000. The increase in net interest income from these factors offset the negative effect of the decrease in the general level of interest rates.

      Total noninterest income increased $2,129,000 or 10.1% due to several factors. Total freight and utility payment and processing fees increased $2,052,000 or 11.3%, with an increase of $2,234,000 or 100.2% in utility payment and processing fees and offset by a $182,000 or 1.1% decrease in revenue from freight payment and processing services. The increase in utility payment and processing fees relates to the rapid expansion of the customer base. At the end of 2001 the Company processed over 2.7 million utility transactions representing nearly $2.5 billion of invoice value. The decrease in revenue from freight payment and processing services was due to several factors. The most significant of these was that due to the slowing economy, freight shipments of its customer base decreased significantly from 2000. In addition, a greater percentage of payment and processing revenue was obtained from increased investable balances generated rather than from fees. Bank service fees increased $137,000 or 9.9% due to an expansion of the Bank's customer base and the fact that service fees increase as the value of noninterest bearing deposits, used to compensate the Bank for services provided, decrease as the general level of interest rates decrease.

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

Net interest income in 2002 compared to 2001:

On a tax-equivalent basis, net interest income for 2002 totaled $30,466,000, a decrease of $2,194,000 or 6.7% from 2001. The net interest margin for 2002 was 5.60% compared to 6.27% in 2001. The following factors account for this decrease in net interest income and net interest margin:

      The dramatic decrease in the general level of interest rates significantly impacted the Company's net interest income and margin. The prime rate decreased from 9.50% at the beginning of 2001 to 4.75% at the end of 2001 and 4.25% at the end of 2002. Also, the Federal funds rate ended the year at 1.25%, the lowest level in over 40 years. The average yield on earning assets decreased to 6.02% in 2002 from 7.01% in 2001. The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. More information is contained in Item 7A of this report.

      The Company partially offset these decreases through both an increase in earning assets and shift of investments to higher yielding assets. Total average earning assets increased $22,737,000 or 4.4% to $544,011,000. This increase was funded by an increases in deposits generated by the Bank. The Bank saw increases in both interest bearing deposits, as a result of increased marketing efforts, and noninterest bearing deposits, mainly from bank customers that maintained higher balances to compensate the Bank for services and to avoid increased service fees in a lower rate environment.

      Total average loans increased $27,818,000 or 7.4% to $404,093,000. This increase was attributable to new business relationships and funded by the increase in deposit liabilities and reallocation of assets. This increase in loans had a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets.

      Total average investment in debt and equity securities increased $25,557,000 or 35.4% to $97,668,000. In addition to this increased investment, the Company shifted its purchase of securities from taxable to tax-exempt due to the higher tax-equivalent yield such investments produce. This increase and shift also allowed the Company to offset the effect of lower interest rates.

      Total average federal funds sold and other short-term investments decreased $30,638,000 or 42.0% to $42,250,000. These are the lowest yielding earning assets so decreases in these funds have a positive effect on net interest margin. In another attempt to offset the effect of declining interest rates the Company shifted excess short-term funds to higher yielding investments.

Net interest income in 2001 compared to 2000:

On a tax-equivalent basis, net interest income for 2001 totaled $32,660,000, an increase of $549,000 or 1.7% over 2000. The net interest margin for 2001 was 6.27% compared to 6.69% in 2000. The following factors account for this increase in net interest income and decrease in net interest margin:

      Total average earning assets increased $42,479,000 or 8.9% to $521,274,000. This increase was funded by an increase in average accounts and drafts payable and an increase in deposit liabilities generated by the Bank. The Company's accounts and drafts payable increased due to an increase in dollars processed and a lengthening of the time funds were available for investment. The time funds are available for investment is negotiated by customer and is part of the compensation for providing the Company's services. The Bank saw an increase in both interest bearing deposits, as a result of increased marketing efforts, and noninterest bearing deposits, mainly from bank customers that maintained higher balances to compensate the Bank for services and to avoid increased service fees in a lower rate environment. The interest generated from the increase in average earning assets was offset by a decrease in the general level of interest rates.

      Total average loans increased $48,313,000 or 14.7% to $376,275,000. This increase was attributable to new business relationships and funded by the increase in payables and deposit liabilities. This increase in loans increased interest income and had a positive effect on the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets.

      Total average federal funds sold and other short-term investments increased $7,004,000 or 10.6% to $72,888,000. Since these are the lowest yielding earning assets, increases in average balances outstanding can increase interest income but may lower the yield on earning assets and decrease the net interest margin.

      The net interest margin decreased primarily because of the dramatic decrease in the general level of interest rates. Prime decreased from 9.50% at the end of 2000 to 4.75% at the end of 2001. Also, the Federal funds rate ended the year at 1.75%, at that time the lowest level in nearly 40 years. The average yield on earning assets decreased to 7.01% in 2001 from 7.79% in 2000. The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. More information is contained in Item 7A of this report.

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

                                                  2002                           2001                              2000
                                     -----------------------------  -----------------------------   --------------------------------
                                                 Interest                       Interest                         Interest
                                     Average     Income/    Yield/   Average    Income/    Yield/     Average    Income/      Yield/
(Dollars in thousands)               Balance     Expense     Rate    Balance    Expense     Rate      Balance    Expense       Rate
====================================================================================================================================
Assets(1)
Earning assets:
   Loans(2),(3):
     Taxable                         $398,060    $ 25,897    6.51%  $364,792    $ 28,435    7.79%    $320,801    $ 27,322      8.49%
     Tax-exempt(4)                      6,033         455    7.54     11,483         961    8.37        7,161         596      8.30
   Debt and equity securities(5):
     Taxable                           55,591       2,839    5.11     71,038       4,276    6.02       83,756       5,205      6.20
     Tax-exempt(4)                     42,077       2,861    6.80      1,073          70    6.52        1,193          88      7.36
   Federal funds sold and other
     short-term investments            42,250         687    1.63     72,888       2,790    3.83       65,884       4,085      6.18
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                  544,011      32,739    6.02    521,274      36,532    7.01      478,795      37,296      7.79
Nonearning assets:
   Cash and due from banks             24,324                         23,448                           21,366
   Premises and equipment, net         16,281                         16,542                           10,444
   Other assets                        19,025                         16,368                            9,150
Allowance for loan losses              (5,075)                        (4,908)                          (4,447)
------------------------------------------------------------------------------------------------------------------------------------
Total assets                         $598,566                       $572,724                         $515,308
------------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity(1)

Interest-bearing liabilities:
   Interest-bearing demand
     deposits                      $ 56,705   $    632   1.11%   $ 56,124   $  1,544   2.75%   $ 44,596   $  1,961      4.39%
   Savings deposits                  41,837        528   1.26      53,757      1,761   3.28      55,979      2,885      5.14
   Time deposits of
     $100 or more                    36,158        902   2.49       8,245        363   4.40       2,488        129      5.17
   Other time deposits                5,467        178   3.26       3,986        195   4.89       3,872        190      4.89
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits     140,167      2,240   1.60     122,112      3,863   3.16     106,935      5,165      4.82
   Short-term borrowings              1,485         33   2.22         362          9   2.49         272         20      7.33
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                      141,652      2,273   1.60     122,474      3,872   3.16     107,207      5,185      4.82
Noninterest-bearing liabilities:
   Demand deposits                  100,473                        92,842                        79,749
   Accounts and drafts payable      293,442                       294,608                       267,963
   Other liabilities                  5,699                         7,871                         6,081
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                   541,266                       517,795                       461,000
Shareholders' equity                 57,300                        54,929                        54,308
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity            $598,566                      $572,724                      $515,308
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                            $30,466                       $32,660                       $32,111
Net interest margin                                      5.60%                         6.27%                            6.69%
Interest spread                                          4.42%                         3.85%                            2.97%
=============================================================================================================================

(1).  Balances shown are daily averages.
(2). For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
(3). Interest income on loans includes net loan fees of $441,000, $301,000 and $327,000 for 2002, 2001 and 2000, respectively.
(4). Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $1,122,000, $350,000 and $231,000 for 2002, 2001 and 2000, respectively.
(5). For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

                                                    2002 Over 2001                     2001 Over 2000
                                           -------------------------------    --------------------------------
(Dollars in thousands)                     Volume(1)    Rate(1)      Total    Volume(1)     Rate(1)     Total
==============================================================================================================
Increase (decrease) in interest income:
   Loans(2),(3):
     Taxable                               $ 2,441     $(4,979)    $(2,538)    $ 3,498     $(2,385)    $ 1,113
     Tax-exempt(4)                            (419)        (87)       (506)        360           5         365
   Debt and equity securities:
     Taxable                                  (847)       (590)     (1,437)       (781)       (148)       (929)
     Tax-exempt(4)                           2,788           3       2,791          (8)        (10)        (18)
   Federal funds sold and other
     short-term investments                   (888)     (1,215)     (2,103)        395      (1,690)     (1,295)
--------------------------------------------------------------------------------------------------------------
Total interest income                        3,075      (6,868)     (3,793)      3,464      (4,228)       (764)
--------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits             16        (928)       (912)        426        (843)       (417)
   Savings deposits                           (327)       (906)     (1,233)       (111)     (1,013)     (1,124)
   Time deposits of $100 or more               757        (218)        539         256         (22)        234
   Other time deposits                          60         (77)        (17)          5          --           5
   Short-term borrowings                        25          (1)         24           5         (16)        (11)
--------------------------------------------------------------------------------------------------------------
Total interest expense                         531      (2,130)     (1,599)        581      (1,894)     (1,313)
--------------------------------------------------------------------------------------------------------------
Net interest income                        $ 2,544     $(4,738)    $(2,194)    $ 2,883     $(2,334)    $   549
==============================================================================================================

(1). The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
(2).  Average balances include nonaccrual loans.
(3).  Interest income includes net loan fees.
(4). Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio represented 76% of the Company's total assets as of December 31, 2002 and generated $26,197,000 in revenue during the year then ended. The following tables shows the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2002.

Loans by Type
(At December 31)

(Dollars in thousands)                         2002           2001            2000           1999           1998
================================================================================================================
Commercial and industrial                  $101,116       $115,316        $136,482       $106,444        $95,663
Real estate:
   Mortgage                                 282,125        215,504         182,538        129,482        101,468
   Construction                              39,175         32,715          29,464         29,633         16,547
Industrial revenue bonds                      5,773          6,155          15,804          7,265          5,951
Installment                                   1,918          1,787           2,533          1,541          2,458
Other                                         4,582          9,975           5,399          3,978          2,801
----------------------------------------------------------------------------------------------------------------
Total loans                                $434,689       $381,452        $372,220       $278,343       $224,888
================================================================================================================

Loans by Maturity
(At December 31, 2002)

                                                             Over One Year               Over
                                                          Through Five Years          Five Years
                                                        --------------------      ------------------
                                            One Year       Fixed    Floating       Fixed    Floating
(Dollars in thousands)                       or less        Rate     Rate(1)        Rate     Rate(1)       Total
================================================================================================================
Commercial and industrial                   $ 60,196    $ 26,860     $12,560      $1,500        $ --    $101,116
Real estate:
     Mortgage                                 34,541     205,645      38,665       3,274          --     282,125
     Construction                             38,371         804          --         --           --      39,175
Industrial revenue bonds                          --       2,568          --       3,205          --       5,773
Installment                                    1,746         172          --         --           --       1,918
Other                                          4,515          10          --         57           --       4,582
----------------------------------------------------------------------------------------------------------------
Total loans                                 $139,369    $236,059     $51,225      $8,036        $ --    $434,689
================================================================================================================

(1) Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

The Company has no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table and discussed in Item 8, Note 4 of this report. As can be seen in the loan composition table above and discussed in Item 8, Note 4, the Company's primary market niche for banking services is privately-held commercial companies and churches and church-related ministries.

Loans to the commercial entities are generally secured by the business assets of the company, including accounts receivable, inventory, machinery and equipment, and the building(s) from which the company operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer by customer basis, based on various factors including the type of business. Intermediate term credit for machinery and equipment is generally provided at some percentage of the value of the equipment purchased, depending on the type of machinery or equipment purchased by the entity. Loans secured exclusively by real estate to businesses and churches are generally made with a maximum 80% loan to value ratio, depending upon the Company's estimate of the resale value and ability of the property to generate cash. The Company's loan policy requires an independent appraisal for all loans over $250,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such real estate credits. When problems are identified, appraised values are updated on a continual basis, either internally or through an updated external appraisal.

Loan portfolio changes from December 31, 2001 to December 31, 2002:

      Total loans increased $53,237,000 or 14.0% to $434,689,000. This increase was due mainly to the expansion of church and church-related loans in the St. Louis metropolitan area and selected areas across the

      United States. At year-end church and church-related real estate and construction credits totaled $141,532,000, which represented a 36.7% increase over 2001. Additional details regarding the types and maturities of the loan portfolio are contained in the tables above and in Item 8,
      Note 4.

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

Allowance and Provision for Loan Losses

The Company recorded a provision for loan losses of $500,000 in 2002, $60,000 in 2001 and $750,000 in 2000. The provisions were due to the Company's analysis of the allowance for loan losses in relation to probable losses in the loan portfolio. The larger provisions made in 2002 and 2000 partially resulted from the increase in average loans outstanding and the increases in nonperforming loans. Loan charge-offs, net of recoveries, experienced by the Company were $113,000 in 2002, $51,000 in 2001 and $135,000 in 2000. The allowance for loan losses was $5,293,000 at December 31, 2002, compared to $4,906,000 at December 31, 2001 and $4,897,000 at December 31, 2000. The year-end 2002 allowance represented 1.22% of outstanding loans, compared to 1.29% at year-end 2001 and 1.32% at year-end 2000. From December 31, 2001 to December 31, 2002 the level of nonperforming loans increased $8,722,000 from $472,000 to $9,194,000, which represents 2.12% of outstanding loans. Nonperforming loans are more fully explained in the section entitled "Nonperforming Assets" in Item 7 of this report.

The allowance for loan losses has been established and is maintained to absorb losses inherent in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. A charge or credit is made to expense to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific valuation allowances on commercial, commercial real estate, and construction loans when a loan is considered to be impaired. A loan is impaired when, based on an evaluation of current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest) pursuant to the original contractual terms. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the collateral if the loan is collateral dependent. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation. The Company assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on loss experience over prescribed periods. In addition to the amounts derived from the loan grades, a portion is added to the general reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the balance in the account. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Loan Loss Experience

                                                                              December 31,
                                                    ------------------------------------------------------------
(Dollars in thousands)                                  2002         2001         2000         1999         1998
================================================================================================================
Allowance at beginning of year                      $  4,906     $  4,897     $  4,282     $  4,428     $  4,484
----------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial and industrial loans and
     industrial revenue bonds (IRB's)                    152          110          183          255          365
   Real estate:
        Mortgage                                          --           --           --           --           --
        Construction                                      --           --           --           --           --
   Installment                                            --           --           --            1           --
----------------------------------------------------------------------------------------------------------------
Total loans charged-off                                  152          110          183          256          365
================================================================================================================

Recoveries of loans previously charged-off:
Commercial, industrial and IRB's                          39           59           48          109          309
   Real estate:
      Mortgage                                            --           --           --           --           --
      Construction                                        --           --           --           --           --
   Installment                                            --           --           --            1           --
----------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged-off          39           59           48          110          309
================================================================================================================
Net loans charged-off                                    113           51          135          146           56
Provision charged to expense                             500           60          750           --           --
----------------------------------------------------------------------------------------------------------------
Allowance at end of year                            $  5,293     $  4,906     $  4,897     $  4,282     $  4,428
================================================================================================================
Loans outstanding:
   Average                                          $404,093     $376,275     $327,962     $258,742     $213,075
   December 31                                       434,689      381,452      372,220      278,343      224,888
Ratio of allowance for loan losses to
   loans outstanding:
   Average                                              1.31%        1.30%        1.49%        1.65%        2.08%
   December 31                                          1.22%        1.29%        1.32%        1.54%        1.97%
Ratio of net charge-offs to
   average loans outstanding                             .03%         .01%         .04%         .06%         .03%
================================================================================================================

Allocation of allowance for loan losses(1):
   Commercial, industrial and IRB's                 $  2,167     $  2,129     $  3,159     $  3,844     $  3,982
   Real estate:
     Mortgage                                          2,780        2,442          416           19           19
     Construction                                        302          303        1,317          419          427
   Installment                                            10           10            5           --           --
   Other loans                                            34           22           --           --           --
----------------------------------------------------------------------------------------------------------------
Total                                               $  5,293     $  4,906     $  4,897     $  4,282     $  4,428
================================================================================================================
Percent of categories to total loans:
   Commercial and industrial and IRB's                  24.6%        31.8%        40.9%        40.9%        45.2%
   Real estate:
        Mortgage                                        64.9         56.5         49.0         46.5         45.1
        Construction                                     9.0          8.6          7.9         10.6          7.4
   Installment                                            .4           .5           .7           .6          1.1
   Other                                                 1.1          2.6          1.5          1.4          1.2
----------------------------------------------------------------------------------------------------------------
Total                                                  100.0%       100.0%       100.0%       100.0%       100.0%
================================================================================================================

(1) Although specific allocations exist the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner, in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual and renegotiated loans, which would have been recorded under the original terms of the loans, was approximately $346,000 for the year ended December 31, 2002. Of this amount, approximately $328,000 was actually recorded as interest income on such loans.

At December 31, 2002, after review of potential problem loans identified by management, including those noted in the table below, management of the Company concluded the allowance for loan losses was adequate. As of December 31, 2002, approximately $2,994,000 of loans not included in the table below were identified by management as having potential credit problems, resulting in a total of $12,188,000 in impaired loans. These loans are excluded from the table due to the fact that they are current under the original terms of the loans, but circumstances have raised doubts as to the ability of the borrowers to comply with the loan repayment terms.

The total renegotiated loans of $4,252,000 at December 31, 2002 relates to two borrowers, both of which are current under the new terms of the loans and are considered performing as of January 1, 2003. The real-estate mortgage loans of $3,388,000 and other loans of $1,503,000 contractually past due 90 days or more relate to one borrower and these loans have been fully paid-off subsequent to year-end.

The total foreclosed assets of $6,241,000 at December 31, 2002 consist of two parcels of real estate and a $5,298,000 investment in a software company. On January 2, 2001, the Bank foreclosed on certain operating assets relating to one borrower in order to protect its financial interests. This borrower was a software company that provided the public sector with integrated financial, property and human resource management systems. The Bank sold these assets to a wholly-owned subsidiary, Government e-Management Solutions, Inc. (GEMS) and invested in and stabilized this business. GEMS generated $5,526,000 in revenues and incurred $5,997,000 in operating expenses for the year ended December 31, 2002. From the date of foreclosure through December 31, 2002 these assets have been accounted for as a foreclosed asset that is held for sale. Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", adopted by the Company on January 1, 2002, requires that if certain criteria are not met for long-lived asset (disposal) groups classified as held for sale by the end of the fiscal year in which SFAS 144 is initially applied, the related long-lived assets shall be reclassified as held and used. Therefore, as of January 1, 2003, the Company will reclassify the foreclosed assets relating to GEMS as held and used and consolidate its operations into those of the Company.

The Bank currently has two properties which it is carrying as other real estate owned at what management believes to be fair value less cost to sell of the property. The first property was foreclosed on August 8, 2001 and is recorded at $680,000. The second property was foreclosed on December 19, 2002 and is recorded at $263,000, which was the remaining balance of the related loan at the time of foreclosure.

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

Summary of Nonperforming Assets

                                                                                December 31,
                                                       ------------------------------------------------------------
(Dollars in thousands)                                    2002         2001         2000         1999          1998
===================================================================================================================
Commercial, industrial and IRB's:
   Nonaccrual                                          $    51       $  157       $   84         $170          $477
   Contractually past due 90 days
     or more and still accruing                             --           18           --          167           179
   Renegotiated loans                                       --           --           --           70           134
Real estate-construction on nonaccrual                      --          265        1,043           --            --
Real estate-mortgage:
   Nonaccrual                                               --           32           --           --            --
   Contractually past due 90 days
     or more and still accruing                          3,388           --           --           --            --
   Renegotiated loans                                    4,252           --           --           --            --
Installment loans contractually past due
   90 days or more and still accruing                       --           --            4           --            --
Other loans contractually past due 90
   days and still accruing                               1,503           --           --           --            --
-------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                9,194          472        1,131          407           790
-------------------------------------------------------------------------------------------------------------------
Total foreclosed assets(1)                               6,241        5,710           --           --            --
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                             $15,435       $6,182       $1,131         $407          $790
===================================================================================================================

(1) Total foreclosed assets includes the Company's investment in GEMS of $5,298,000 and other real estate owned of $943,000. These items are more fully explained in Nonperforming Assets above and Item 8, Note 1 of this report.

Noninterest Income

The Company's noninterest income is derived mainly from freight and utility payment and processing fees. As the Company provides its freight and utility processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                                      December 31,
                                                                   ---------------------------------------------
(In thousands)                                                           2002              2001             2000
================================================================================================================
Transportation Information Services:
     Invoice Bill Volume                                               21,549            20,095           18,777
     Invoice Dollar Volume                                         $7,715,588        $7,294,586       $7,397,959

Utility Information Services:
     Transaction Volume                                                 3,435             2,738            1,880
     Transaction Dollar Volume                                     $2,634,269        $2,481,086       $1,062,848
----------------------------------------------------------------------------------------------------------------

In addition to payment processing fees, the Company also received fees from the sale, maintenance, and service operations relating to freight rating software. After December 31, 2001 the Company ceased the sale and maintenance of its rating software and replaced this product with its web-based Ratemaker product, which generates revenue from subscription and related service fees. Other noninterest revenue is generated in the form of fees that relate to the credit, depository, and cash management products of the Bank. Customers compensate the Bank for these services through fees, the maintenance of demand deposit balances, or both.

Noninterest income in 2002 compared to 2001 include the following significant pre-tax components:

      Freight and utility payment and processing revenue increased $3,870,000 or 19.2% to $24,012,000. Of the total payment and processing revenue, fees related to utility payment and processing increased $2,188,000 and fees relating to freight payment and processing services increased $1,682,000. These increases relate to new customers and new product offerings.

      Freight rating services revenue decreased $738,000 or 54.7% to $610,000. A change in the strategic direction of the Company from selling rating software to a new Internet-based delivery system of carrier rates occurred during 2000 and 2001. After December 31, 2001 the Company ceased support of the old product and therefore no longer recognized maintenance revenue. This new system offers the shipping community an expanded level of features, capabilities and ease of access. Fees from the new Ratemaker product increased $210,000 or 52.4% from 2001.

      Service fees generated by the Bank increased $137,000 or 9.0% to $1,659,000. This increase was due primarily to the growth of the Bank's customer base and the fact that service fees increase as the value of noninterest bearing deposits, used to compensate the Bank for services provided, decrease as the general level of interest rates decrease.

      The Company recorded net gains of $1,477,000 on the sales of securities with a fair value of $63,945,000. The sales of securities were transacted to adjust the portfolio to reflect the changes in the interest rate environment, growth in the loan portfolio during the past year and to offset the loss of interest income due to the dramatic decline in the general level of interest rates.

      Other miscellaneous noninterest income increased $41,000 or 17.7% to $272,000. This increase was primarily due to income recognized from the increase in the cash surrender value of bank owned life insurance purchased by the Company in 2002.

Noninterest income in 2001 compared to 2000 include the following significant pre-tax components:

      Freight and utility payment and processing revenue increased $2,052,000 or 11.3% to $20,142,000. Of the total payment and processing revenue, fees related to utility payment and processing increased $2,234,000 and fees relating to freight payment and processing services decreased $182,000. The increase in utility payment and processing fees relates to the rapid expansion of the customer base. During 2001 the Company processed over 2.7 million utility transactions representing over $2.4 billion of invoice value. The decrease in revenue from freight payment and processing services was primarily due to the slowing economy, which resulted in freight shipments of the existing customer base decreasing significantly from 2000 levels. In addition, a greater percentage of payment and processing revenue was obtained from increased investable balances generated rather than from fees.

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

      Service fees generated by the Bank increased $137,000 or 9.9% to $1,522,000. This increase was due primarily to the growth of the Bank's customer base and the fact that service fees increase as the value of noninterest bearing deposits, used to compensate the Bank for services provided, decrease as the general level of interest rates decrease.

      Other miscellaneous noninterest income decreased $74,000 or 24.3% to $231,000. This decrease was due primarily to the discontinuance of the sale of the Company's rating software in 2001.

Noninterest Expense

Noninterest expense in 2002 compared to 2001 include the following significant pre-tax components:

      Salaries and employee benefits expense increased $936,000 or 3.1% to $31,405,000. This increase primarily relates to increased staff in both the transportation and utility processing divisions to accommodate the increase in production. The Company also experienced an increase in pension and health insurance expense.

      Occupancy expense decreased $158,000 or 9.5% to $1,500,000 primarily due to a decrease in rent expense after moving the Company's Columbus operations from leased space to a newly-acquired building, closing of the Chicago office, which was the facility used to support the rating software business that was discontinued in 2002 and closing one of the two bank subsidiary branches located in downtown St. Louis. Equipment expense increased $479,000 or 12.5% to $4,310,000 and other noninterest expense increased $589,000 or 6.7% to $9,360,000. This increase relates mainly to the expansion of utility payment processing capabilities, increased investment in freight payment processing and Internet capabilities and other normal operating expense fluctuations. More details on the components of other noninterest operating expenses are contained in Item 8, Note 10 of this report.

Noninterest expense in 2001 compared to 2000 include the following significant pre-tax components:

      Salaries and employee benefits expense increased $1,969,000 or 6.9% to $30,469,000. This increase primarily related to an increased staff at the Company's new utility processing facility in Columbus, Ohio. The Company also experienced an increase in pension and health insurance expense.

      Occupancy expense decreased $100,000 or 5.7% to $1,658,000 primarily due to a decrease in rent expense the Company experienced after moving the Company's Columbus operations from leased space to a newly acquired building. Equipment expense increased $804,000 or 26.6% to $3,831,000 and other noninterest expense increased $820,000 or 10.3% to $8,771,000. This increase relates mainly to the expansion of utility payment processing capabilities, increased investment in freight payment processing and Internet capabilities and other normal operating expense fluctuations. More details on the components of other noninterest operating expenses are contained in Item 8, Note 10 of this report.

Income Tax Expense

Income tax expense in 2002 totaled $2,987,000 compared to $3,739,000 in 2001 and $3,861,000 in 2000. When measured as a percent of income before income taxes, the Company's effective tax rate was 29.0% in 2002, 34.7% in 2001 and 35.1% in 2000. The primary reason for the decline in the effective rate in 2002 was the Company's investment in tax-exempt municipal bonds and bank owned life insurance.

Investment Portfolio

Investment portfolio changes from December 31, 2001 to December 31, 2002:

      The balance of $12,284,000 invested in U.S. Government Treasury securities at December 31, 2001 matured during 2002 and these funds were invested in higher-yielding securities and used to fund loan growth.

      U.S. Government corporation and agency securities decreased $50,066,000 or 64.8% to $27,249,000. The decrease was primarily from the sales of these securities, which were transacted to adjust the portfolio to reflect the changes in the interest rate environment, accommodate growth in the loan portfolio and to recognize gains to offset the loss in interest income due to the dramatic decline in the general level of interest rates.

      State and political subdivision securities increased $38,824,000 to $40,923,000. This increase was due to the decision to invest in longer-term, higher-yielding investments.

Investment portfolio changes from December 31, 2000 to December 31, 2001:

      U.S. Government Treasury securities decreased $17,963,000 or 59.4% to $12,284,000. This decrease occurred due to a decision to invest in higher-yielding securities and fund future loan growth.

      U.S. Government corporation and agency securities increased $40,050,000 or 107.5% to $77,313,000. This increase was due to a decision to invest in longer-term, higher-yielding investments, given the declining interest rate environment.

      State and political subdivision securities increased $918,000 or 77.7% to $2,099,000. This was also due to the decision to invest in longer-term, higher-yielding investments.

There was no single issuer of securities in the investment portfolio at December 31, 2002 other than U.S. Government corporations and agencies, for which the aggregate amortized cost exceeded ten percent of total shareholders' equity.

Investment by Type

                                                                                      December 31,
                                                                      ------------------------------------------
(Dollars in thousands)                                                   2002              2001             2000
================================================================================================================
U.S. Treasury securities                                              $    --           $12,284          $30,247
U.S. Government corporations and agencies                              27,247            77,313           37,263
State and political subdivisions                                       40,923             2,099            1,181
Stock of the Federal Home Loan Bank                                     1,000               433              433
Stock of the Federal Reserve Bank                                         201               201              201
----------------------------------------------------------------------------------------------------------------
Total investments                                                     $69,371           $92,330          $69,325
================================================================================================================

Investment in Debt Securities by Maturity
(At December 31)

                                             Within      Over 1 to       Over 5 to           Over
(Dollars in thousands)                       1 Year        5 Years        10 Years       10 Years         Yield
================================================================================================================
U.S. Government corporations and
   agencies                                    $ --         $5,687         $21,560             --          4.20%
State and political subdivisions(1)              --          1,289          11,605         28,029          7.72%
Total investment in debt securities            $ --         $6,976         $33,165        $28,029          6.31%
----------------------------------------------------------------------------------------------------------------
   Weighted average yield                        --%          4.77%           5.39%          7.78%
================================================================================================================

(1). Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 34%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits decreased $7,999,000 or 6.8% from $117,351,000 at December 31, 2001 to $109,352,000 at December 31, 2002. The
average balances of these accounts increased $7,631,000 or 8.2% from $92,842,000 in 2001 to $100,473,000 in 2002. The decrease in ending balances relates to normal daily fluctuations in these accounts. The increase in the average balances relates to new business and to the fact that the earnings credit rate on noninterest-bearing demand deposits decreased with the general decline in interest rates. In order to compensate the Bank for services rendered, customers increased balances in those accounts, paid more in fees, or both.

Interest-bearing deposits increased from $130,627,000 at December 31, 2001 to $134,166,000 at December 31, 2002. The average balances of these deposits increased $18,055,000 or 14.8% from $122,112,000 in 2001 to $140,167,000 in
2002. These increases relate mainly to the Bank's increased marketing efforts to attract more deposits.

Accounts and drafts payable generated by the Company in its payment processing operations decreased $68,173,000 or 23.4% from $291,794,000 at December 31, 2001 to $223,621,000 at December 31, 2002. The average balances of these funds decreased $1,166,000 or .4% from $294,608,000 in 2001 to $293,442,000 in 2002. Due to the Company's payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposits of $100,000 or More
(At December 31, 2002)

(Dollars in thousands)
================================================================================
Three months or less                                                     $32,900
Three to six months                                                        1,822
Six to twelve months                                                       3,592
Over twelve months                                                         3,974
--------------------------------------------------------------------------------
   Total                                                                 $42,288
================================================================================

Short-term Borrowings

Short-term borrowings increased $37,238,000 from $200,000 at December 31, 2001 to $37,438,000 at December 31, 2002. Average balances of these funds increased $1,123,000 from $362,000 during 2001 to $1,485,000 during 2002. These funds consist primarily of federal funds purchased and can also include tax deposits of the United States Treasury. The borrowings at December 31, 2002 were used to fund a decrease in accounts and drafts payable, due to a combination of special year-end funding arrangements with large customers, seasonality and the last day of the year being the low point of the weekly payment cycle. These balances can vary significantly from day to day due to the Company's payment cycle and therefore balances on any particular day are not necessarily reflective of balances throughout the year. For more information on borrowings please refer to
Item 8, Note 7 of this report.

Liquidity

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

The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds, and were $30,006,000 at December 31, 2002, a decrease of $69,849,000 or 70.0% from
December 31, 2001. At December 31, 2002 these assets represented 5.2% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $69,371,000 at December 31, 2002, a decrease of $22,959,000 or 24.9% from December 31, 2001. These assets represented 12.1% of total assets at December 31, 2002. Of this total, 59% were state and political subdivision securities, 32% were mortgage-backed securities, 7% were U.S. government agencies and 2% were other securities. Of the total portfolio, none mature in one year, 10% matures in one to five years, and 90% matures in five or more years. During the year the Company sold securities with a market value of $63,945,000 and a portion of these funds were reinvested in state and political subdivision securities and the loan portfolio. At January 2, 2001 the Company transferred the remaining balance of held-to-maturity securities into available-for-sale securities as allowed upon the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities out of the available-for-sale portfolio, and the ability to use these securities in conjunction with the Company's repurchase lines of credit.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at an unaffiliated financial institution in the maximum amount of $40,000,000 collateralized by securities sold under repurchase agreements.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash provided by operating activities totaled $9,166,000 for the year ended December 31, 2002, compared to $8,697,000 for the year ended December 31, 2001. Net cash used in investing activities was $40,955,000 for the year ended December 31, 2002, compared with $43,441,000 for the year ended December 31, 2001. Net cash used in financing activities for the year ended December 31, 2002 was $38,060,000, compared with net cash provided of $18,668,000 for the year ended December 31, 2001. The increase in net cash used in investing activities relates primarily to the sales of securities during the year ended December 31, 2002 and was partially offset by the purchase of more debt and equity securities, increases in loan balances and the investment in bank owned life insurance. The increase in net cash used in financing activities compared with net cash provided for the year ended December 31, 2001 relates primarily to the decrease in accounts and drafts payable at December 31, 2002. Balances in accounts and drafts payable can vary significantly from day to day due to the Company's payment cycle and therefore balances on any one particular day are not necessarily reflective of balances throughout the year. The decrease in accounts and drafts payable at December 31, 2002 was partially offset by short-term borrowings.

Other Off-Balance Sheet Activities

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. For details of operating leases refer to
Item 8, Note 5 of this report.

The Company provides customers with off-balance sheet credit support through unused loan commitments to extend credit, standby letters of credit and commercial letters of credit. Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2002 are as follows:

                                                              Amount of Commitment Expiration per Period
                                                              ------------------------------------------
                                                                               Less than           1-3         3-5
         (Dollars in thousands at December 31, 2002)             Total           1 year           Years       Years
         ----------------------------------------------------------------------------------------------------------
         Unused loan commitments                               $29,463           $20,863          $8,600       $ --
         Standby letters of credit                               5,663             3,440           2,178         45
         Commercial letters of credit                              100               100             --          --

Since many of the unused commitments are expected to expire or be only partially used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

Capital Resources

One of management's primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2002 as shown in Item 8, Note 2 of this report.

In 2002, cash dividends paid were $.81 per share for a total of $2,628,000, a 1.9% increase over the prior year, which is attributable to both an increase in the per share amount paid and an increase in the number of shares outstanding. On December 16, 2002 the Company issued a 5% stock dividend payable to holders of record on December 5, 2002 and also paid an additional $.01 per share over the per share amounts paid for each of the quarters of 2001 and the first three quarter of 2002.

Shareholders' equity was $61,046,000 or 10.7% of total assets at December 31, 2002, an increase of $5,526,000 over the balance at December 31, 2001. This increase resulted from net income of $7,312,000, an increase in other comprehensive income of $671,000, proceeds from the exercise of stock options of $348,000 and other items of $208,000, which was partially offset by cash dividends paid of $2,628,000, repurchases of stock of $383,000 and $2,000 for payments of fractional shares related to the 5% stock dividend.

Management believes that current cash, cash equivalents, maturing investments and cash from operations will be sufficient to fund the Company's operations and capital expenditures in 2003.

Dividends from the bank subsidiary are a significant source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2002, unappropriated retained earnings of $3,836,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

Effect of Recent and Prospective Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligation under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002 and are included in Item 8, Note 13 of this report.

In December 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This statement amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in
Item 8, Note 9 of this report.

Effects of Inflation

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. Simulation results illustrate that the Company's net interest income over the next twelve months would decrease 3.1% from an immediate and sustained parallel decrease in interest rates of 100 basis points and increase 1.7% from a corresponding increase in interest rates.

While net interest income simulations do a good job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses indicate that the Company's fair market value of equity would decrease 5.8% from an immediate and sustained parallel decrease in interest rates of 100 basis points and increase 3.9% from a corresponding increase in interest rates.

Interest Rate Sensitive Position

The following table presents the Company's gap or interest rate risk position at December 31, 2002 for the various time periods indicated.

                                      Variable        0-90       91-180     181-364         1-5      Over 5
(Dollars in thousands)                    Rate        days         days        days       years       Years       Total
=======================================================================================================================
Earning assets:
   Loans:
     Taxable                          $166,613    $  8,136     $  5,269    $ 10,576    $233,491    $  4,831    $428,916
     Tax-exempt                             --          --           --          --       2,568       3,205       5,773
   Debt and equity securities(1):
     Taxable                                --          --           --          --       5,687      21,560      27,247
     Tax-exempt                             --          --           --         502       1,289      39,132      40,923
     Other                               1,201          --           --          --          --          --       1,201
   Federal funds sold and other
     short term investments              5,727          --           --          --          --          --       5,727
-----------------------------------------------------------------------------------------------------------------------
Total earning assets                   173,541       8,136        5,269      11,078     243,035      68,728     509,787
=======================================================================================================================
Interest-sensitive liabilities:
   Money market accounts                40,115          --           --          --          --          --      40,115
   Now accounts                         13,428          --           --          --          --          --      13,428
   Savings deposits                     32,724          --           --          --          --          --      32,724
Time deposits:
   $100 and more                            --      32,900        1,822       3,592       3,974          --      42,288
   Less than $100                           --       2,035        1,166       1,163       1,247          --       5,611
Federal funds purchased and
   other short term borrowing           37,438          --           --          --          --          --      37,438
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    $123,705    $ 34,935     $  2,988    $  4,755    $  5,221    $     --    $171,604
=======================================================================================================================
Interest sensitivity gap:
   Periodic                           $ 49,836    $(26,799)    $  2,281    $  6,323    $237,814    $ 68,728    $338,183
   Cumulative                           49,836      23,037       25,318      31,641     269,455     338,183     338,183
Ratio of interest-bearing
   assets to interest-bearing
   liabilities:
   Periodic                              1.40x        .23x        1.76x       2.33x      46.55x          --       2.97x
   Cumulative                            1.40x       1.15x        1.16x       1.19x       2.57x       2.97x       2.97x
=======================================================================================================================

(1)   Balances shown reflect earliest repricing date.

                                    PART II.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                CASS INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31
                                                            -----------------------
(In thousands, except share and per share data)                2002          2001
-----------------------------------------------------------------------------------
Assets
Cash and due from banks                                     $  24,279     $  31,915
Federal funds sold and other short-term investments             5,727        67,940
                                                            ---------     ---------
     Cash and cash equivalents                                 30,006        99,855
                                                            ---------     ---------
Investment in debt and equity securities,
    available-for-sale, at fair value                          69,371        92,330

Loans                                                         434,689       381,452
     Less: Allowance for loan losses                            5,293         4,906
                                                            ---------     ---------
         Loans, net                                           429,396       376,546
                                                            ---------     ---------
Premises and equipment, net                                    15,359        16,798
Accrued interest receivable                                     2,539         2,627
Investment in bank owned life insurance                        10,178            --
Other assets                                                   15,384        14,221
                                                            ---------     ---------
           Total assets                                     $ 572,233     $ 602,377
                                                            =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                    $ 109,352     $ 117,351
     Interest-bearing                                         134,166       130,627
                                                            ---------     ---------
         Total deposits                                       243,518       247,978
Accounts and drafts payable                                   223,621       291,794
Short-term borrowings                                          37,438           200
Other liabilities                                               6,610         6,885
                                                            ---------     ---------
         Total liabilities                                    511,187       546,857
                                                            ---------     ---------
Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                         --            --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,160,110 and 4,000,000 shares issued at
   December 31, 2002 and 2001, respectively                     2,080         2,000
Additional paid-in capital                                      8,466         4,997
Retained earnings                                              64,607        63,623
Common shares in treasury, at cost (796,278 and 818,185
     shares at December 31, 2002 and 2001, respectively)      (15,275)      (15,597)
Unamortized stock bonus awards                                    (25)          (25)
Accumulated other comprehensive income                          1,193           522
                                                            ---------     ---------
         Total shareholders' equity                            61,046        55,520
                                                            ---------     ---------
           Total liabilities and shareholders' equity       $ 572,233     $ 602,377
                                                            =========     =========

See accompanying notes to consolidated financial statements.

                CASS INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       December 31
                                                         --------------------------------------
(In thousands, except share and per share data)             2002          2001          2000
-----------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                               $   26,197    $   29,069    $   27,716
Interest and dividends on debt and equity securities:
     Taxable                                                  2,839         4,276         5,205
     Exempt from federal income taxes                         1,894            47            59
Interest on federal funds sold and
   other short-term investments                                 687         2,790         4,085
                                                         ----------    ----------    ----------
       Total interest income                                 31,617        36,182        37,065
                                                         ----------    ----------    ----------

Interest Expense:
Interest on deposits                                          2,240         3,863         5,165
Interest on short-term borrowings                                33             9            20
                                                         ----------    ----------    ----------
       Total interest expense                                 2,273         3,872         5,185
                                                         ----------    ----------    ----------
         Net interest income                                 29,344        32,310        31,880
Provision for loan losses                                       500            60           750
                                                         ----------    ----------    ----------
         Net interest income after provision
           for loan losses                                   28,844        32,250        31,130
                                                         ----------    ----------    ----------

Noninterest Income:
Payment and processing fees:
     Freight and utility payment and processing fees         24,012        20,142        18,090
     Freight rating services fees                               610         1,348         1,334
                                                         ----------    ----------    ----------
         Total payment and processing fees                   24,622        21,490        19,424
                                                         ----------    ----------    ----------
Bank service fees                                             1,659         1,522         1,385
Gains on sales of investment securities                       1,477            --            --
Other                                                           272           231           305
                                                         ----------    ----------    ----------
       Total noninterest income                              28,030        23,243        21,114
                                                         ----------    ----------    ----------

Noninterest Expense:
Salaries and employee benefits                               31,405        30,469        28,500
Occupancy expense                                             1,500         1,658         1,758
Equipment expense                                             4,310         3,831         3,027
Other                                                         9,360         8,771         7,951
                                                         ----------    ----------    ----------
       Total noninterest expense                             46,575        44,729        41,236
                                                         ----------    ----------    ----------
         Income before income tax expense                    10,299        10,764        11,008
Income tax expense                                            2,987         3,739         3,861
                                                         ----------    ----------    ----------
         Net income                                      $    7,312    $    7,025    $    7,147
                                                         ==========    ==========    ==========

Earnings per share*:
         Basic                                           $     2.18    $     2.07    $     1.95
         Diluted                                         $     2.16    $     2.05    $     1.93

Weighted average shares outstanding*:
         Basic                                            3,361,625     3,390,035     3,660,078
         Dilutive effect of stock options and awards         21,365        43,851        47,102
         Diluted                                          3,382,990     3,433,886     3,707,180

*Earnings per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend distributed in December 2002.

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       December 31
                                                                         -------------------------------------
(Dollars in thousands)                                                      2002          2001          2000
--------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                               $   7,312     $   7,025     $   7,147
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                         3,978         3,276         2,571
       Gains on sales of investment securities                              (1,477)           --            --
       Amortization of stock bonus awards                                       22            80            81
       Tax benefit from exercise of stock options and bonuses                  186            29            10
       Provision for loan losses                                               500            60           750
       (Increase) decrease in accounts receivable                             (400)         (260)        1,690
       Deferred income tax (benefit) expense                                  (315)          761          (501)
       Increase (decrease) in income tax liability                             164          (845)         (110)
       Decrease (increase) in accrued interest receivable                       88           901          (764)
       (Decrease) increase in pension liability                                (53)          292           560
       Change in other assets                                               (1,521)       (3,213)         (256)
       Change in other liabilities                                             665           616         1,483
       Other operating activities, net                                        (171)         (930)         (350)
                                                                         ---------     ---------     ---------
       Net cash provided by operating activities                             8,978         7,792        12,311
                                                                         ---------     ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available-for-sale             63,945            --            --
Proceeds from maturities of debt and equity securities:
       Held-to-maturity                                                         --            --        20,757
       Available-for-sale                                                   40,878        38,993        12,909
Purchase of debt and equity securities available-for-sale                  (79,761)      (61,497)      (19,322)
Net increase in loans                                                      (53,613)      (14,088)      (94,012)
Purchases of premises and equipment, net                                    (2,216)       (5,944)       (7,041)
Purchase of bank owned life insurance                                      (10,000)           --            --
                                                                         ---------     ---------     ---------
         Net cash used in investing activities                             (40,767)      (42,536)      (86,709)
                                                                         ---------     ---------     ---------

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing deposits                     (7,999)       17,410         8,269
Net (decrease) increase in interest-bearing demand
     and savings deposits                                                  (18,079)       (1,307)       15,063
Net increase in time deposits                                               21,618        19,209           598
Net (decrease) increase in accounts and drafts payable                     (68,173)      (11,046)       52,946
Net increase (decrease) in short-term borrowings                            37,238           200          (208)
Cash proceeds from exercise of stock options                                   348            60            56
Cash paid for stock dividend for fractional shares                              (2)           --            --
Cash dividends paid                                                         (2,628)       (2,579)       (2,784)
Purchase of common shares for treasury                                        (383)       (3,279)       (7,828)
                                                                         ---------     ---------     ---------
         Net cash (used in) provided by financing activities               (38,060)       18,668        66,112
                                                                         ---------     ---------     ---------
Net decrease in cash and cash equivalents                                  (69,849)      (16,076)       (8,286)
Cash and cash equivalents at beginning of year                              99,855       115,931       124,217
                                                                         ---------     ---------     ---------
Cash and cash equivalents at end of year                                 $  30,006     $  99,855     $ 115,931
                                                                         =========     =========     =========

Supplemental information:
   Cash paid for interest                                                $   2,270     $   3,877     $   5,143
   Cash paid for income taxes                                                3,155         3,352         4,382

Noncash transactions:
   Foreclosed assets transferred from loans                              $      --     $   4,205     $      --
   Other real estate transferred from loans                                    263           600            --
   Transfer of securities from held-to-maturity to available-for-sale           --         6,682            --

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                    Accumulated
                                                   Additional                         Unamortized      Other                 Comp-
(In thousands, except                     Common    Paid-in    Retained    Treasury   Stock Bonus  Comprehensive           rehensive
   per share data)                         Stock    Capital    Earnings      Stock       Awards    Income (Loss)  Total     Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999               $  2,000   $  5,087   $ 54,814    $ (4,770)   $   (151)     $  (417)   $ 56,563
Net income                                                        7,147                                            7,147   $  7,147
Cash dividends ($.80 per share)                                  (2,784)                                          (2,784)
Purchase of 394,510 common shares
   for treasury                                                              (7,828)                              (7,828)
Other comprehensive income (loss):
   Net unrealized gain on debt
     securities available-for-
     sale, net of tax                                                                                    576         576        576
Issuance of 1,200 common shares
   pursuant to Stock Bonus Plan                            2                     22         (24)
Amortization of Stock Bonus
   Plan awards                                                                               81                       81
Exercise of stock options                                (40)                    96                                   56
Tax benefit on stock awards                               10                                                          10
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2000                  2,000      5,059     59,177     (12,480)        (94)         159      53,821
   Comprehensive income for 2000                                                                                           $  7,723
                                                                                                                           ========
Net income                                                        7,025                                            7,025      7,025
Cash dividends ($.80 per share)                                  (2,579)                                          (2,579)
Purchase of 161,700 common shares
   for treasury                                                              (3,279)                              (3,279)
Other comprehensive income (loss):
   Net unrealized gain on debt
     securities available-for-
     sale, net of tax                                                                                    397         397        397
   Minimum pension liability
     adjustment, net of tax                                                                              (34)        (34)       (34)
Issuance of 600 common shares
   pursuant to Stock Bonus Plan                                                  11         (11)
Amortization of Stock Bonus
   Plan awards                                                                               80                       80
Exercise of stock options                                (91)                   151                                   60
Tax benefit on stock awards                               29                                                          29
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2001                  2,000      4,997     63,623     (15,597)        (25)         522      55,520
   Comprehensive income for 2001                                                                                           $  7,388
                                                                                                                           ========
Net income                                                        7,312                                            7,312      7,312
Cash dividends ($.81 per share)                                  (2,628)                                          (2,628)
Purchase of 15,664 common shares
   for treasury                                                                (383)                                (383)
5% stock dividend, net                         80      3,618     (3,700)                                              (2)
Other comprehensive income (loss):
   Net unrealized gain on debt
     securities available-for-
     sale, net of tax                                                                                  1,597       1,597      1,597
   Reclassification adjustment for gains
     on sales of investment securities,
     available-for-sale, net of tax                                                                     (960)       (960)      (960)
   Minimum pension liability
     adjustment, net of tax                                                                               34          34         34
Issuance of 900 common shares
   pursuant to Stock Bonus Plan                            5                     17         (22)                      --
Amortization of Stock Bonus
   Plan awards                                                                               22                       22
Exercise of stock options                               (340)                   688                                  348
Tax benefit on stock awards                              186                                                         186
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2002               $  2,080   $  8,466   $ 64,607    $(15,275)   $    (25)     $ 1,193    $ 61,046
                                         ===============================================================================
   Comprehensive income for 2002                                                                                           $  7,983
                                                                                                                           ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

Summary of Operations The Company provides payment and information services, which include processing and payment of freight and utility invoices, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. The consolidated balance sheet caption, "Accounts and Drafts Payable," consists of obligations related to the payment services that are performed for customers. The Company also provides a full range of banking services to individual, corporate and institutional customers through its wholly-owned bank subsidiary.

On January 9, 2001 the Company's subsidiary, Cass Information Systems, Inc. was merged into the parent company, Cass Commercial Corporation, and the parent's name was subsequently changed to Cass Information Systems, Inc.

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to accounting policies generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

Use of Estimates In preparing the consolidated financial statements, Company management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements. A significant estimate which is particularly susceptible to change in a short period of time is the determination of the allowance for loan losses.

Investment in Debt and Equity Securities The Company classifies its debt and equity securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of stockholders' equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted to interest income over the estimated lives of the securities. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method. Investments in equity securities without readily determinable fair values are stated at cost.

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

Impairment of Loans A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment could be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, the Company measures impairment based on the fair value of the collateral when the Company determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. The Company uses its nonaccrual methods as discussed above for recognizing interest on impaired loans.

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

Information Services Revenue Revenue from freight and utility payment related services is recognized when fees are billed to customers, generally monthly.

Premises and Equipment Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the assets, or the respective lease terms for leasehold improvements, using straight-line and accelerated methods. Estimated useful lives do not exceed 40 years for buildings, 10 years for leasehold improvements and range from 3 to 7 years for software, equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

Foreclosed assets On January 2, 2001, the Company foreclosed on certain operating assets to one borrower in order to protect the financial interest in that borrower. The Bank sold these assets to a wholly-owned subsidiary and invested in and stabilized this business. From the date of foreclosure through December 31, 2002 these assets have been accounted for as a foreclosed asset that is held for sale. At December 31, 2002 and 2001 other assets includes $7,108,000 and $6,612,000, respectively and other liabilities includes $1,810,000 and $1,502,000, respectively related to this business.

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. SFAS 144 requires that if certain criteria are not met for long-lived asset (disposal) groups classified as held for sale by the end of the fiscal year in which SFAS 144 is initially applied, the related long-lived assets shall be reclassified as held and used. Therefore, as of January 1, 2003, the Company is required to reclassify these foreclosed assets as held and used and consolidate its operations into those of the Company.

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

Intangible Assets Cost in excess of fair value of net assets acquired and fair value in excess of cost of net assets acquired have resulted from business acquisitions which were accounted for using the purchase method. The Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144.

At the date of adoption, the Company had $223,000 of unamortized goodwill, which is included in other assets in the accompanying consolidated balance sheets and was subject to the provisions of SFAS 142. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over 15 years. Amortization expense related to goodwill was $91,000 for the year ended December 31, 2001.

Periodically, the Company reviews intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable. Based on those reviews, adjustments of recorded amounts have not been required.

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

Cash and Cash Equivalents For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks, federal funds sold and other short-term investments as segregated in the accompanying consolidated balance sheets to be cash equivalents.

Earnings Per Share Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options and awards. All per share data has been restated to reflect the 5% stock dividend distributed in December 2002.

Stock Options The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Comprehensive Income Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale securities and minimum pension liability adjustments and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive income.

Recent and Prospective Accounting Pronouncements In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligation under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002 and are included in Item 8, Note 13 of this report.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This statement amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Item 8, Note 9 of this report.

Note 2
Capital Requirements And Regulatory Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes as of December 31, 2002 and 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. The most recent notification from the regulatory agencies, dated December 31, 2002, categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. The Bank is subject to regulations which require the maintenance of minimum capital levels. At December 31, 2002, unappropriated retained earnings of $3,836,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

Restricted funds on deposit used to meet regulatory reserve requirements amounted to approximately $707,000 and $431,000 at December 31, 2002 and 2001, respectively.

The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2002 and 2001 are as follows:

                                                                                                   Requirement
                                                                                                   to be well
                                                                                                capitalized under
                                                                             Capital            prompt corrective
                                                  Actual                  requirements          action provisions
                                             --------------------------------------------------------------------
(Dollars in thousands)                        Amount     Ratio          Amount     Ratio        Amount     Ratio
-----------------------------------------------------------------------------------------------------------------
At December 31, 2002
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $59,625     12.07%        $39,513      8.00%      $    N/A      N/A%
     Cass Commercial Bank                     27,425     10.94          20,052      8.00         25,064    10.00
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $54,332     11.00%        $19,756      4.00%      $    N/A      N/A%
     Cass Commercial Bank                     24,412      9.74          10,026      4.00         15,039     6.00
Tier I capital (to average assets):
     Cass Information Systems, Inc.          $54,332      9.16%        $17,791      3.00%      $    N/A      N/A%
     Cass Commercial Bank                     24,412      8.98           8,157      3.00         13,595     5.00

At December 31, 2001
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $54,537     12.22%        $35,718      8.00%      $    N/A      N/A%
     Cass Commercial Bank                     25,363     11.41          17,787      8.00         22,234    10.00
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $49,631     11.12%        $17,859      4.00%      $    N/A      N/A%
     Cass Commercial Bank                     22,608     10.17           8,894      4.00         13,340     6.00
Tier I capital (to average assets):
     Cass Information Systems, Inc.          $49,631      8.75%        $17,022      3.00%      $    N/A      N/A%
     Cass Commercial Bank                     22,608      9.20           7,375      3.00         12,291     5.00

Note 3
Investment in Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities at December 31, 2002 and 2001, are summarized as follows:

                                                                              2002
                                                      --------------------------------------------------
                                                                       Gross        Gross
                                                       Amortized    Unrealized   Unrealized      Fair
         (In thousands)                                  Cost          Gains       Losses        Value
         -----------------------------------------------------------------------------------------------
         Obligations of U.S. Government
           corporations and agencies                  $  26,791    $    456        $  --       $  27,247
         State and political subdivisions                39,571       1,352           --          40,923
         -----------------------------------------------------------------------------------------------
         Total debt securities                           66,362       1,808           --          68,170
         Stock in Federal Reserve Bank and
           Federal Home Loan Bank                         1,201          --           --           1,201
         -----------------------------------------------------------------------------------------------
         Total                                        $  67,563    $  1,808        $  --       $  69,371
         ===============================================================================================

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
         ===============================================================================================

The amortized cost and fair value of debt and equity securities at December 31, 2002, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                                2002
                                                    ---------------------------
                                                      Amortized          Fair
         (In thousands)                                 Cost             Value
         ----------------------------------------------------------------------
         Due in 1 year or less                      $       --         $     --
         Due after 1 year through 5 years                6,758            6,975
         Due after 5 years through 10 years             32,518           33,165
         Due after 10 years                             27,086           28,030
         No stated maturity                              1,201            1,201
         ----------------------------------------------------------------------
         Total                                      $   67,563         $ 69,371
         ======================================================================

There were no securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2002, and the amortized cost of debt securities pledged at December 31, 2001 was approximately $11,788,000.

Proceeds from sales of debt securities classified as available-for-sale were $63,945,000 for 2002 and there were no sales of debt and equity securities in 2001 or 2000. Gross gains realized on the sales in 2002 were $1,501,000 and gross losses realized were $24,000.

On January 2, 2001 the Company transferred the remaining balance of held-to-maturity securities into available-for-sale securities as allowed upon the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". At the time of the transfer the fair value of the securities transferred was $6,682,000.

Note 4
Loans

A summary of loan categories at December 31, 2002 and 2001, is as follows:

         (In thousands)                                    2002           2001
         -----------------------------------------------------------------------
         Commercial and industrial                      $ 101,116      $ 115,316
         Real estate:
              Mortgage                                    176,667        128,651
              Mortgage - Church & related                 105,458         86,853
              Construction                                  3,101         16,041
              Construction - Church & related              36,074         16,674
         Industrial revenue bonds                           5,773          6,155
         Installment                                        1,918          1,787
         Other                                              4,582          9,975
         -----------------------------------------------------------------------
         Total                                          $ 434,689      $ 381,452
         =======================================================================

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

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors for the year ended December 31, 2002, are summarized below. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility.

            (In thousands)
            -------------------------------------------------------------------
            Aggregate balance, January 1, 2002                          $ 3,661
            New loans                                                        50
            Payments                                                       (337)
            -------------------------------------------------------------------
            Aggregate balance, December 31, 2002                        $ 3,374
            ===================================================================

A summary of the activity in the allowance for loan losses for 2002, 2001 and 2000 is as follows:

         (In thousands)                                     2002              2001             2000
         -------------------------------------------------------------------------------------------
         Balance, January 1                               $ 4,906          $  4,897          $ 4,282
         Provision charged to expense                         500                60              750
         Loans charged off                                   (152)             (110)            (183)
         Recoveries of loans previously
              charged off                                      39                59               48
         -------------------------------------------------------------------------------------------
         Net loan charge-offs                                (113)              (51)            (135)
         -------------------------------------------------------------------------------------------
         Balance, December 31                             $ 5,293          $  4,906          $ 4,897
         ===========================================================================================

A summary of impaired loans at December 31, 2002 and 2001, is as follows:

         (In thousands)                                                       2002             2001
         ------------------------------------------------------------------------------------------
         Nonaccrual loans                                                 $     51          $   454
         Impaired loans continuing to accrue interest                        7,885               71
         Renegotiated loans                                                  4,252               --
         ------------------------------------------------------------------------------------------
         Total impaired loans                                             $ 12,188          $   525
         ==========================================================================================

The impaired loans continuing to accrue interest of $7,885,000 includes $4,891,000 of loans that are over 90 days or more past due and have paid-off subsequent to year-end and also includes $2,994,000 of loans that are current under the original terms of the loans, but current circumstances have raised questions as to the ability of the borrowers to comply with the loan repayment terms in the future.

The allowance for loan losses on impaired loans was $1,007,000 and $211,000 at December 31, 2002 and 2001, respectively. Impaired loans with no related allowance for loan losses totaled $11,181,000 and $314,000 at December 31, 2002 and 2001, respectively. The average balance of impaired loans during 2002 and 2001 was $7,773,000 and $1,206,000, respectively. Income that would have been recognized on non-accrual and renegotiated loans under the original terms of the contract was $346,000, $65,000 and $123,000 for 2002, 2001 and 2000,
respectively. Income that was recognized on total impaired loans was $972,000, $9,000 and $106,000 for 2002, 2001 and 2000, respectively. Loans delinquent 90 days or more and still accruing interest at December 31, 2002 totaled $4,891,000.

Note 5
Premises and Equipment

A summary of premises and equipment at December 31, 2002 and 2001, is as follows:

         (In thousands)                                                      2002             2001
         ------------------------------------------------------------------------------------------
         Land                                                             $    873         $    873
         Buildings                                                          10,288           10,222
         Leasehold improvements                                                968            1,168
         Furniture, fixtures and equipment                                  16,799           17,017
         Purchased software                                                  3,105            3,407
         Internally developed software                                       4,130            3,924
         ------------------------------------------------------------------------------------------
                                                                            36,163           36,611
         Less accumulated depreciation and amortization                     20,804           19,813
         ------------------------------------------------------------------------------------------
         Total                                                            $ 15,359         $ 16,798
         ==========================================================================================

Depreciation charged to expense in 2002, 2001 and 2000 amounted to $3,638,000, $3,085,000 and $2,275,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements which expire at various dates through 2007. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002:

             (In thousands)
             ----------------------------------------------------------
             2003                                               $   252
             2004                                                   242
             2005                                                   209
             2006                                                    42
             2007                                                     7
             ----------------------------------------------------------
             Total                                              $   752
             ==========================================================

Rental expense for 2002, 2001 and 2000 was $604,000, $761,000 and $1,161,000,
respectively.

Note 6
Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 2002 and 2001:

         (In thousands)                                                       2002             2001
         --------------------------------------------------------------------------------------------
         NOW and Money Market Demand Accounts                             $   53,543        $  57,908
         Savings deposits                                                     32,724           46,438
         Time deposits:
              Less than $100                                                   5,611            4,576
              $100 or more                                                    42,288           21,705
         --------------------------------------------------------------------------------------------
         Total                                                            $  134,166        $ 130,627
         ============================================================================================

Interest on deposits consist of the following for 2002, 2001 and 2000:

         (In thousands)                                       2002              2001           2000
         -------------------------------------------------------------------------------------------
         NOW and Money Market Demand Accounts               $   632          $  1,544        $ 1,961
         Savings deposits                                       528             1,761          2,885
         Time deposits:
              Less than $100                                    178               195            190
              $100 or more                                      902               363            129
         -------------------------------------------------------------------------------------------
         Total                                              $ 2,240          $  3,863        $ 5,165
         ===========================================================================================

The scheduled maturities of certificates of deposit at December 31, 2002 and 2001, are summarized as follows:

                                                                2002                       2001
                                                     --------------------------------------------------
                                                                     Percent                   Percent
         (In thousands)                                 Amount       of Total      Amount      of Total
         ----------------------------------------------------------------------------------------------
         Due within:
              One year                               $  42,678         89.1%      $24,274        92.4%
              Two years                                  3,066          6.4         1,027         3.9
              Three years                                  920          1.9           325         1.2
              Four years                                    10          --             55          .2
              Five years                                 1,225          2.6            --         --
              Over five years                               --          --            600         2.3
         ----------------------------------------------------------------------------------------------
         Total                                         $47,899        100.0%      $26,281       100.0%
         ==============================================================================================

Note 7
Short-Term Borrowings

Company short-term borrowings consist mainly of federal funds purchased and tax deposits of the United States Treasury. At December 31, 2002 the bank subsidiary borrowed $37,438,000 in federal funds at a year-end weighted average rate of 1.56%. Of this amount, $17,438,000 were unsecured borrowings and $20,000,000 were borrowings from the Federal Home Loan Bank secured by commercial and residential mortgage loans. Average borrowings for 2002 were $1,485,000 with an average rate of 2.22%. The borrowings for the month ended December 31, 2002 was the maximum amount that was outstanding at the end of any month during the year. For the year ended December 31, 2001 short-term borrowing totaled $200,000 and consisted of borrowing from the Treasury related to tax deposits received from customers not yet drawn upon by the Treasury. These borrowings are secured by U.S. Treasury and Agency securities. The average amount of all borrowings for 2001 was $362,000 at an average rate of 2.49% and the maximum amount outstanding at the end of any month during the year was $1,000,000.

Note 8
Common Stock

On December 16, 2002 the Company paid a 5% stock dividend to shareholders of record on December 5, 2002. Based on the number of common shares outstanding on the record date, the Company issued 160,110 new shares. The fair market value of the additional shares issued aggregated $3,700,000 and was charged to retained earnings. In addition, common stock and additional paid-in capital were increased by $80,000 and $3,618,000, respectively. All references in the accompanying consolidated financial statements to per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

The following table reflects changes in outstanding common shares for the years ended December 31, 2002 and 2001:

                                                          2002           2001
        -----------------------------------------------------------------------
        Balance at January 1                           3,181,815      3,334,911
        Repurchase of shares                             (15,664)      (161,700)
        Issuance of shares for stock bonus plan              900            600
        Exercise of stock options, net                    36,671          8,004
        5% Stock dividend                                160,110             --
        -----------------------------------------------------------------------
        Balance at December 31                         3,363,832      3,181,815
        =======================================================================

Note 9
Employee Benefits

The Company has a noncontributory defined benefit pension plan which covers substantially all of its employees. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years.

The pension cost for 2002, 2001 and 2000 was $948,000, $700,000 and $386,000,
respectively, and included the following components:

         (In thousands)                                       2002              2001           2000
         -------------------------------------------------------------------------------------------
         Service cost - benefits earned during the year     $   952          $    824        $   747
         Interest cost on projected benefit obligations       1,012               898            778
         Expected return on plan assets                      (1,031)             (960)          (959)
         Net amortization and deferral                           15               (62)          (180)
         -------------------------------------------------------------------------------------------
         Net periodic pension cost                          $   948          $    700        $   386
         ===========================================================================================

A summary of the activity in the defined benefit pension plan's benefit obligation, assets, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2002 and 2001, is as follows:

         (In thousands)                                                         2002           2001
         -------------------------------------------------------------------------------------------
         Benefit obligation:
              Balance, January 1                                             $ 14,166        $11,931
              Service cost                                                        952            824
              Interest cost                                                     1,012            898
              Actuarial loss                                                      551            736
              Benefits paid                                                      (220)          (223)
         -------------------------------------------------------------------------------------------
         Balance, December 31                                                $ 16,461        $14,166
         ===========================================================================================

         Plan assets:
              Fair value, January 1                                          $ 12,640        $12,089
              Actual return                                                      (524)            51
              Employer contribution                                               901            723
              Benefits paid                                                      (220)          (223)
         -------------------------------------------------------------------------------------------
         Fair value, December 31                                             $ 12,797        $12,640
         ===========================================================================================

         Funded status:
              Unfunded projected benefits obligation                         $ (3,664)       $(1,526)
              Unrecognized prior service cost                                     103             12
              Unrecognized net loss (gain)                                      1,463           (537)
         -------------------------------------------------------------------------------------------
         Accrued pension cost                                                $ (2,098)       $(2,051)
         ===========================================================================================

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.00% and 4.00% in 2002, 7.25% and 4.00% in 2001 and 7.50% and 4.00% in 2000. The expected long-term rate of return on assets was 8.00% in 2002, 2001 and 2000.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company's subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan.

The pension cost for 2002, 2001 and 2000 for the supplemental executive retirement plan was $177,000, $220,000 and $245,000 respectively, and included the following components:

         (In thousands)                                       2002              2001           2000
         -------------------------------------------------------------------------------------------
         Service cost - benefits earned during the year     $   (13)         $     11        $    29
         Interest cost on projected benefit obligations         124               120            131
         Net amortization and deferral                           66                89             85
         -------------------------------------------------------------------------------------------
         Net periodic pension cost                          $   177          $    220        $   245
         ===========================================================================================

A summary of the activity in the supplemental executive retirement plan's benefit obligation, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2002 and 2001, is as follows:

         (In thousands)                                                         2002           2001
         -------------------------------------------------------------------------------------------
         Benefit obligation:
              Balance, January 1                                             $  1,787        $ 1,798
              Service cost                                                        (13)            11
              Interest cost                                                       124            120
              Actuarial gain                                                      (20)          (142)
         -------------------------------------------------------------------------------------------
         Balance, December 31                                                $  1,878        $ 1,787
         ===========================================================================================

         Funded status:
              Unfunded projected benefits obligation                         $ (1,878)       $(1,787)
              Unrecognized prior service cost                                     454            587
              Unrecognized actuarial loss                                         383            336
         -------------------------------------------------------------------------------------------
              Accrued pension cost                                             (1,041)          (864)
              Minimum liability adjustment                                       (379)          (638)
         -------------------------------------------------------------------------------------------
         Accrued pension cost                                                $ (1,420)       $(1,502)
         ===========================================================================================

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.00% and 4.00% in 2002, 7.25% and 4.00% in 2001 and 7.50% and 4.00% in 2000.

The provisions of SFAS 87, "Employers' Accounting for Pensions", required the Company to record an additional minimum liability of $379,000 and $638,000 at December 31, 2002 and 2001, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amounts previously recorded. The additional liability is offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $379,000 and $587,000 at December 31, 2002 and 2001, respectively, are included in other assets on the accompanying consolidated balance sheets. The remaining amount at December 31, 2001 of $51,000 is recorded, net of tax, as an accumulated other comprehensive loss.

The Company maintains a noncontributory profit sharing plan which covers substantially all of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2002, 2001 and 2000 was $1,632,000, $1,588,000 and $1,617,000, respectively.

The Company sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2002, 2001 and 2000 were $277,000, $260,000 and $247,000, respectively.

Stock Option and Bonus Plans*

The Company maintains a restricted stock bonus plan which provides for the issuance of up to 102,820 shares of common stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees and non-employee directors of the Company as a means of retaining and rewarding them for long-term performance. During 2002, 2001 and 2000, 945 shares, 630 shares and 1,260 shares, respectively, were granted at market prices of $23.33 in 2002, $18.67 in 2001 and $19.05 in 2000. The fair value of such shares, which is based on the market price on the date of grant, has been recorded in the consolidated financial statements through the establishment of a contra shareholders' equity account which is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $22,000 for 2002, $80,000 for 2001 and $81,000 for 2000. At December 31, 2002 the weighted-average grant date fair value and weighted average contractual life for outstanding shares of restricted stock was $21.23 and 2.3 years, respectively.

A summary of restricted stock bonus share activity follows:

                                                                     2002         2001         2000
         ------------------------------------------------------------------------------------------
         Awards available for grant beginning of year              60,165       60,795       62,055
              Restricted shares awarded                              (945)        (630)      (1,260)
         ------------------------------------------------------------------------------------------
         Awards available for grant end of year                    59,220       60,165       60,795
         ==========================================================================================

The Company also maintains a performance-based stock option plan, which provides for the granting of options to acquire up to 410,786 shares of Company common stock. Options vest over a period not to exceed seven years.

The following table summarizes stock options outstanding as of December 31, 2002:

                                                       Weighted Average
             Exercise               Options                Remaining
               Price              Outstanding          Contractual Life
          ------------------------------------------------------------------
              $ 9.80                31,681                    2.00 years
               19.34                 6,300                    2.43
               21.85                 3,675                    3.00
               21.86                 6,300                    6.00
               23.40                 2,100                    3.00
               23.99                59,167                    3.00
               24.18                 8,925                    2.08

Changes in options outstanding were as follows:

                                                                                         Weighted Average
                                                                             Shares       Exercise Price
         ------------------------------------------------------------------------------------------------
         Balance at December 31, 1999                                        175,129          $16.51
         Exercised                                                            (5,639)           9.80
         ------------------------------------------------------------------------------------------------
         Balance at December 31, 2000                                        169,490           16.73
         Exercised                                                           (10,924)           9.80
         Forfeited                                                            (2,270)          19.65
         ------------------------------------------------------------------------------------------------
         Balance at December 31, 2001                                        156,296           17.18
         Granted                                                               6,300           21.86
         Exercised                                                           (40,773)           9.80
         Forfeited                                                            (3,675)          23.99
         ------------------------------------------------------------------------------------------------
         Balance at December 31, 2002                                        118,148          $19.76
         ================================================================================================

At December 31, 2002, 39,679 shares were exercisable with a weighted average exercise price of $12.32.

The Company accounts for stock-based compensation under the stock option plan in accordance with APB 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of the SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148. An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The required disclosure provisions of SFAS 123, as amended by SFAS 148, are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. The weighted average assumptions for shares granted in 2002 were: an expected life of 7 years, dividend yield of 3.52%, expected volatility of 15% and risk-free interest rate of 3.54%. There were no grants in 2000 and 2001. The following table represents the effect on earnings and diluted earnings per share for the periods ended December 31, 2002, 2001 and 2000:

         (In thousands, except per share data)                2002              2001           2000
         -------------------------------------------------------------------------------------------
         Net income:
           As reported                                      $ 7,312          $  7,025        $ 7,147
           Add: Stock based compensation expense
              included in reported net income, net of tax        15                53             53
           Less: Stock based compensation expense
              determined under the fair value based method
              for all awards, net of tax                        (60)             (126)          (126)
         -------------------------------------------------------------------------------------------
         Pro forma net income                               $ 7,267          $  6,952        $ 7,074
         -------------------------------------------------------------------------------------------
         Net income per common share:
           Basic, as reported                               $  2.18          $   2.07        $  1.95
           Basic, proforma                                     2.16              2.05           1.93

           Diluted, as reported                                2.16              2.05           1.93
           Diluted, proforma                                   2.15              2.02           1.91
         -------------------------------------------------------------------------------------------

*All share and per share amounts in this section have been adjusted to reflect the 5% stock dividend issued in December 2002.

Note 10
Other Noninterest Expense

Details of other noninterest expense for 2002, 2001 and 2000 are as follows:

         (In thousands)                                       2002              2001           2000
         -------------------------------------------------------------------------------------------
         Postage, printing and supplies                     $ 2,906          $  2,662        $ 2,357
         Advertising and business development                 1,382             1,280          1,407
         Professional fees                                    1,964             1,740          1,223
         Outside service fees                                 1,175             1,006            810
         Data processing services                               231               416            499
         Telecommunications                                     510               605            635
         Other                                                1,192             1,062          1,020
         -------------------------------------------------------------------------------------------
         Total other noninterest expense                    $ 9,360          $  8,771        $ 7,951
         ===========================================================================================

Note 11
Income Taxes

The components of income tax expense for 2002, 2001 and 2000 are as follows:

         (In thousands)                                       2002              2001           2000
         -------------------------------------------------------------------------------------------
         Current:
              Federal                                       $ 2,843          $  2,571        $ 4,035
              State                                             419               407            327
         Deferred                                              (315)              761           (501)
         -------------------------------------------------------------------------------------------
         Total income tax expense                           $ 2,987          $  3,739        $ 3,861
         ===========================================================================================

A reconciliation of expected income tax expense, computed by applying the effective federal statutory rate of 34% for 2002, 2001 and 2000 to income before income tax expense, to reported income tax expense is as follows:

         (In thousands)                                       2002              2001           2000
         -------------------------------------------------------------------------------------------
         Expected income tax expense                        $ 3,502          $  3,660        $ 3,743
         (Reductions) increases resulting from:
              Tax-exempt interest                              (800)             (229)          (150)
              State taxes, net of federal benefit               277               269            216
              Other, net                                          8                39             52
         -------------------------------------------------------------------------------------------
         Total income tax expense                           $ 2,987          $  3,739        $ 3,861
         ===========================================================================================

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

         (In thousands)                                                       2002             2001
         --------------------------------------------------------------------------------------------
         Deferred tax assets:
              Allowance for loan losses                                   $    1,452        $   1,124
              Accrued pension cost                                               724              716
              Other                                                              459              444
         --------------------------------------------------------------------------------------------
                Total deferred tax assets                                      2,635            2,284
         --------------------------------------------------------------------------------------------
         Deferred tax liabilities:
              Unrealized gain on investment in debt
                and equity securities available-for-sale                        (615)            (286)
              Discount accretion                                                 (19)             (71)
              Premises and equipment                                            (724)            (645)
              Other                                                             (218)            (209)
         --------------------------------------------------------------------------------------------
                Total deferred tax liabilities                                (1,576)          (1,211)
         --------------------------------------------------------------------------------------------
         Net deferred tax assets                                          $    1,059        $   1,073
         ============================================================================================

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2002 or 2001, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

Note 12
Contingencies

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 13
Disclosures About Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2002, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The approximate remaining term of commercial and standby letters of credit range from less than 1 to 5 years. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters at December 31, 2002 and 2001:

         (In thousands)                                                       2002             2001
         ------------------------------------------------------------------------------------------
              Conditional commitments to extend credit                   $  29,463        $  28,644
              Standby letters of credit                                      5,663            6,026
              Commercial letters of credit                                     100              111
         ------------------------------------------------------------------------------------------

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2002 and 2001:

                                                               2002                         2001
                                                     ----------------------------------------------------
                                                       Carrying      Fair          Carrying      Fair
         (In thousands)                                 Amount       Value          Amount       Value
         ------------------------------------------------------------------------------------------------
         Balance sheet assets:
              Cash and cash equivalents              $   30,006  $   30,006       $   99,855   $   99,855
              Investment in debt and
                equity securities                        69,371      69,371           92,330       92,330
              Loans, net                                429,396     434,208          376,546      379,249
              Accrued interest receivable                 2,539       2,539            2,627        2,627
         ------------------------------------------------------------------------------------------------
         Total                                       $  531,312  $  536,124       $  571,358   $  574,061
         ================================================================================================

         Balance sheet liabilities:
              Deposits                               $  243,518  $  243,871       $  247,978   $  248,159
              Accounts and drafts payable               223,621     223,621          291,794      291,794
              Short-term borrowings                      37,438      37,438              200          200
              Accrued interest payable                       91          91               88           88
         ------------------------------------------------------------------------------------------------
         Total                                       $  504,668  $  505,021       $  540,060   $  540,241
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

Limitations Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets or liabilities that are not considered financial assets or liabilities include premises and equipment and the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market (core deposit intangible). In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

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

Note 14
Industry Segment Information

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

The Company's accounting policies for segments are the same as those described in Note 1 of this report. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value. The Company initiated the reporting of information relating to the Utility Information Services unit in 2001 due to its growth and formalization of its existence as an operating unit. Previous period information has been restated, when practical, to reflect this addition.

All three segments market their services within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

Summarized information about the Company's operations in each industry segment for the periods ended December 31, 2002, 2001 and 2000, is as follows:

                                     Transportation        Utility                       Corporate
                                       Information       Information      Banking           and
(In thousands)                          Services          Services       Services      Eliminations     Total
==============================================================================================================
2002
Net interest income (expense) after
   provision for loan losses:
       Interest from customers          $  14,117         $  3,127       $  11,600      $      --    $  28,844
       Intersegment interest                  (87)             (19)            106             --           --
Noninterest income:
       Income from customers               19,275            6,920           1,835             --       28,030
       Intersegment income                     --               --           1,511         (1,511)          --
Depreciation and amortization               2,544              916             453             65        3,978
Income taxes                                  185              368           2,434             --        2,987
Net income                                  2,130            1,090           4,092             --        7,312
Total assets                              240,611           52,817         315,294        (36,489)     572,233
--------------------------------------------------------------------------------------------------------------
2001
Net interest income (expense) after provision
   for loan losses:
       Interest from customers          $  16,867         $  3,271       $  12,112      $      --    $  32,250
       Intersegment interest                  127               24            (151)            --           --
Noninterest income:
       Income from customers               17,262            4,450           1,531             --       23,243
       Intersegment income                     --               --           1,412         (1,412)          --
Depreciation and amortization               2,300              516             425             35        3,276
Income taxes                                1,319               25           2,419            (24)       3,739
Net income                                  2,945               34           4,095            (49)       7,025
Total assets                              262,707           58,844         288,887         (8,061)     602,377
--------------------------------------------------------------------------------------------------------------
2000
Net interest income (expense) after provision
   for loan losses:
       Interest from customers          $  18,498         $  1,694       $  10,938      $      --    $  31,130
       Intersegment interest                  224               22            (246)            --           --
Noninterest income:
       Income from customers               17,500            2,228           1,386             --       21,114
       Intersegment income                     --               --           1,131         (1,131)          --
Depreciation and amortization               2,033               61             444             33        2,571
Income taxes                                2,292             (273)          1,891            (49)       3,861
Net income                                  4,572             (572)          3,246            (99)       7,147
Total assets                              309,698           28,400         238,782              6      576,886
--------------------------------------------------------------------------------------------------------------

Note 15
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

                                                 First        Second           Third         Fourth
(In thousands, except per share data)           Quarter       Quarter         Quarter        Quarter         YTD
==================================================================================================================
2002
Interest income                                 $ 7,919       $  8,199      $  7,863        $ 7,636       $ 31,617
Interest expense                                    551            585           579            558          2,273
------------------------------------------------------------------------------------------------------------------
   Net interest income                            7,368          7,614         7,284          7,078         29,344
Provision for loan losses                            90            180            90            140            500
Noninterest income                                6,004          7,502         6,756          7,768         28,030
Noninterest expense                              11,324         11,713        11,493         12,045         46,575
Income tax expense                                  612            992           683            700          2,987

                                                 First        Second           Third         Fourth
(In thousands, except per share data)           Quarter       Quarter         Quarter        Quarter         YTD
==================================================================================================================
2002 cont'd
Net income                                      $ 1,346       $  2,231      $  1,774        $ 1,961       $  7,312
Net income per share:
   Basic earnings per share*                    $.   40       $   .67       $    .53        $   .58       $   2.18
   Diluted  earnings per share*                     .40           .66            .52            .58           2.16
==================================================================================================================
2001
Interest income                                 $ 9,448       $  9,051      $  9,030        $ 8,653       $ 36,182
Interest expense                                  1,446            952           825            649          3,872
------------------------------------------------------------------------------------------------------------------
   Net interest income                            8,002          8,099         8,205          8,004         32,310
Provision for loan losses                            --             --            60             --             60
Noninterest income                                5,740          5,655         5,886          5,962         23,243
Noninterest expense                              11,088         11,037        11,100         11,504         44,729
Income tax expense                                  904            942         1,035            858          3,739
Net income                                      $ 1,750       $  1,775      $  1,896        $ 1,604       $  7,025
Net income per share:
   Basic earnings per share*                    $   .50       $    .52      $    .57        $   .48       $   2.07
   Diluted  earnings per share*                     .50            .52           .56            .47           2.05
==================================================================================================================

*Basic and diluted earnings per share have been adjusted to reflect the 5% stock dividend issued in 2002.

Note 16
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) as of December 31, 2002 and 2001, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2002.

                                                                            Condensed Balance Sheets
                                                                                   December 31
                                                                          ---------------------------
         (In thousands)                                                       2002             2001
         --------------------------------------------------------------------------------------------
         Assets:
              Cash and due from banks                                     $    2,599        $   6,773
              Short-term investments                                              --           37,889
              Investment in debt and equity securities,
                  available-for-sale                                          54,854           77,651
              Loans, net                                                     205,240          178,347
              Investment in Cass Commercial Bank                              29,910           27,792
              Premises and equipment, net                                     14,354           15,650
              Other assets                                                    17,538            7,501
         --------------------------------------------------------------------------------------------
         Total assets                                                     $  324,495        $ 351,603
         ============================================================================================

         Liabilities and Shareholders' Equity:
                Accounts and drafts payable                               $  223,621        $ 291,794
                Borrowings from Cass Commercial Bank                          35,861               --
                Other liabilities                                              3,967            4,289
         --------------------------------------------------------------------------------------------
         Total liabilities                                                   263,449          296,083
         Total shareholders' equity                                           61,046           55,520
         --------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                       $  324,495        $ 351,603
         ============================================================================================

                                                                   Condensed Statements of Income
                                                                             December 31
                                                              ----------------------------------------
        (In thousands)                                         2002             2001            2000
         ---------------------------------------------------------------------------------------------
         Income from Cass Commercial Bank:
              Dividends                                       $ 2,100          $     --        $ 5,497
              Interest                                             41               253            364
              Management fees                                     776               827            692
         ---------------------------------------------------------------------------------------------
                Income from subsidiary                          2,917             1,080          6,553
         Information services revenue                          24,622            21,490         19,424
         Net interest income after provision                   16,119            19,055         19,242
         Gains on sales of investment securities                1,313                --             --
         Other income                                             259               222            304
         ---------------------------------------------------------------------------------------------
                Total income                                   45,230            41,847         45,523
         ---------------------------------------------------------------------------------------------

         Expenses:
              Salaries and employee benefits                   26,884            26,080         24,272
              Other expenses                                   12,474            11,517          9,883
         ---------------------------------------------------------------------------------------------
                Total expenses                                 39,358            37,597         34,155
         ---------------------------------------------------------------------------------------------
         Income before income tax and equity in
              undistributed income of subsidiary                5,872             4,250         11,368
         Income tax expense                                       552             1,320          1,970
         ---------------------------------------------------------------------------------------------
         Income before undistributed income
              of subsidiary                                     5,320             2,930          9,398
         Equity in undistributed income (loss) of subsidiary    1,992             4,095         (2,251)
         ---------------------------------------------------------------------------------------------
         Net income                                           $ 7,312          $  7,025        $ 7,147
         =============================================================================================

                                                                  Condensed Statements of Cash Flows
                                                                             December 31
                                                             -----------------------------------------
         (In thousands)                                         2002             2001            2000
         ---------------------------------------------------------------------------------------------
         Cash flows from operating activities:
              Net income                                     $  7,312         $   7,025       $  7,147
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                Equity in undistributed (income) loss
                  of subsidiary                                (1,992)           (4,095)         2,251
                Net change in other assets                      3,249             3,452          2,250
                Net change in other liabilities                  (322)           (2,234)         2,112
                Amortization of stock bonus awards                 22                80             81
                Other, net                                        709               375            538
         ---------------------------------------------------------------------------------------------
                  Net cash provided by
                    operating activities                        8,978             4,603         14,379
         ---------------------------------------------------------------------------------------------
         Cash flows from investing activities:
              Decrease (increase) in securities                22,797           (25,603)        16,738
              Net (increase) decrease in loans                (26,893)            7,629        (67,717)
              Purchase of bank owned life insurance           (10,000)               --             --
              Purchases of premises and equipment, net         (1,990)           (5,625)        (6,785)
         ---------------------------------------------------------------------------------------------
                  Net cash used in investing activities       (16,086)          (23,599)       (57,764)
         ---------------------------------------------------------------------------------------------
         Cash flows from financing activities:
              Net (decrease) increase in accounts
                  and drafts payable                          (68,173)          (11,046)        52,946
              Advances from Cass Commercial Bank               35,861                --             --
              Cash dividends paid                              (2,628)           (2,579)        (2,784)
              Purchase of common shares for treasury             (383)           (3,279)        (7,828)
              Other financing activities                          368                60             56
         ---------------------------------------------------------------------------------------------
                Net cash (used in) provided by
                  financing activities                        (34,955)         (16,844)         42,390
         ---------------------------------------------------------------------------------------------
              Net decrease in cash and cash equivalents       (42,063)         (35,840)           (995)
         Cash and cash equivalents at beginning of year        44,662            80,502         81,497
         ---------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of year            $  2,599         $  44,662       $ 80,502
         =============================================================================================

Independent Auditors' Report

The Board of Directors and Shareholders of Cass Information Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

St. Louis, Missouri
January 23, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission (SEC) no later than 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the SEC is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers have reviewed and evaluated these controls within 90 days of the filing of this report and based on their evaluation believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                  21    Subsidiaries of registrant

                  23    Consent of KPMG LLP

                99.1    Exhibit 99.1 Certification Pursuant to 18 U.S.C.
                        Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2    Exhibit 99.2 Certification Pursuant to 18 U.S.C.
                        Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CASS INFORMATION SYSTEMS, INC.


Date: March 10, 2003                By        /s/ Lawrence A. Collett
                                        ----------------------------------------
                                                  Lawrence A. Collett
                                          Chairman and Chief Executive Officer


Date: March 10, 2003                By        /s/ Eric H. Brunngraber
                                        ----------------------------------------
                                                  Eric H. Brunngraber
                                                Vice President-Secretary
                                        (Chief Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.

Date: March 10, 2003                By        /s/ Robert J. Bodine
                                        ----------------------------------------
                                                  Robert J. Bodine


Date: March 10, 2003                By        /s/ Eric H. Brunngraber
                                        ----------------------------------------
                                                  Eric H. Brunngraber


Date: March 10, 2003                By        /s/ Bryan S. Chapell
                                        ----------------------------------------
                                                  Bryan S. Chapell


Date: March 10, 2003                By        /s/ Lawrence A. Collett
                                        ----------------------------------------
                                                  Lawrence A. Collett


Date: March 10, 2003                By        /s/ Thomas J. Fucoloro
                                        ----------------------------------------
                                                  Thomas J. Fucoloro


Date: March 10, 2003                By        /s/ Harry J. Krieg
                                        ----------------------------------------
                                                  Harry J. Krieg


Date: March 10, 2003                By        /s/ Howard A. Kuehner
                                        ----------------------------------------
                                                  Howard A. Kuehner


Date: March 10, 2003                By        /s/ Jake Nania
                                        ----------------------------------------
                                                  Jake Nania


Date: March 10, 2003                By        /s/ Irving A. Shepard
                                        ----------------------------------------
                                                  Irving A. Shepard


Date: March 10, 2003                By        /s/ A. J. Signorelli
                                        ----------------------------------------
                                                  A. J. Signorelli


Date: March 10, 2003                By        /s/ Bruce E. Woodruff
                                        ----------------------------------------
                                                  Bruce E. Woodruff

CERTIFICATIONS

I, Lawrence A. Collett, Chairman and Chief Executive Officer of Cass Information Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Cass Information Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Lawrence A. Collett
------------------------------------
Lawrence A. Collett
Chairman and Chief Executive Officer
March 10, 2003

I, Eric H. Brunngraber, Chief Financial and Accounting Officer of Cass Information Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Cass Information Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Eric H. Brunngraber
----------------------------------------
Eric H. Brunngraber
Vice President - Secretary
(Chief Financial and Accounting Officer)
March 10, 2003