Form 10-Q
period 2003-03-31
CASS INFORMATION SYSTEMS INC
filed 2003-05-15
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2003
                           Commission File No. 2-80070

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

                              Yes |X|         No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes |_|         No |X|

      The number of shares outstanding of registrant's only class of stock as of April 30, 2003: Common stock, par value $.50 per share - 3,377,973 shares outstanding.

--------------------------------------------------------------------------------
      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

      Item 1. CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets
                March 31, 2003 (unaudited) and December 31, 2002 ............  3

              Consolidated Statements of Income
                Three months ended March 31, 2003 and 2002 (unaudited) ......  4

              Consolidated Statements of Cash Flows
                Three months ended March 31, 2003 and 2002 (unaudited) ......  5

              Notes to Consolidated Financial Statements (unaudited) ........  6

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS ................................... 10

      Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .... 18

      Item 4. DISCLOSURES AND CONTROLS ...................................... 18

PART II - Other Information - Items 1. - 6. ................................. 19

      SIGNATURES ............................................................ 20

      CERTIFICATIONS ........................................................ 21

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: the failure to successfully execute our corporate plan, the loss of key personnel or inability to attract additional qualified personnel, the loss of key customers, increasing competition, the inability to remain current with rapid technological change, risks related to acquisitions, risks associated with business cycles, utility and system interruptions or processing errors, rules and regulations governing financial institutions and changes in such rules and regulations, credit risk related to borrowers' ability to repay loans, concentration of loans to commercial enterprises, loans to churches and loans in the St. Louis Metropolitan area which creates risks associated with adverse factors that may affect these groups, risks associated with fluctuations in interest rates, and volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                 March 31      December 31
                                                                   2003            2002
Assets
Cash and due from banks                                         $  24,873       $  24,279
Federal funds sold and other short-term investments                 9,941           5,727
                                                                ---------       ---------
     Cash and cash equivalents                                     34,814          30,006
                                                                ---------       ---------
Investment in debt and equity securities
     available-for-sale, at fair value                             66,199          69,371

Loans                                                             432,084         434,689
     Less: Allowance for loan losses                                5,387           5,293
                                                                ---------       ---------
         Loans, net                                               426,697         429,396
                                                                ---------       ---------
Premises and equipment, net                                        15,449          15,359
Bank owned life insurance                                          10,291          10,178
Goodwill                                                            3,150             223
Other intangible assets, net                                        2,148             379
Other assets                                                       12,219          17,321
                                                                ---------       ---------
           Total assets                                         $ 570,967       $ 572,233
                                                                =========       =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                        $  92,120       $ 109,352
     Interest-bearing                                             135,814         134,166
                                                                ---------       ---------
         Total deposits                                           227,934         243,518
Accounts and drafts payable                                       264,204         223,621
Short-term borrowings                                              10,009          37,438
Other liabilities                                                   6,858           6,610
                                                                ---------       ---------
         Total liabilities                                        509,005         511,187
                                                                ---------       ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                             --              --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,160,110 shares issued                                          2,080           2,080
Additional paid-in capital                                          8,486           8,466
Retained earnings                                                  65,417          64,607
Common shares in treasury, at cost (792,642 shares at
   March 31, 2003 and 796,278 shares at December 31, 2002)        (15,205)        (15,275)
Unamortized stock bonus awards                                       (105)            (25)
Accumulated other comprehensive income                              1,289           1,193
                                                                ---------       ---------
         Total shareholders' equity                                61,962          61,046
                                                                ---------       ---------
           Total liabilities and shareholders' equity           $ 570,967       $ 572,233
                                                                =========       =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                      Three Months Ended
                                                                            March 31
                                                                  --------------------------
                                                                      2003            2002
Interest Income:
Interest and fees on loans                                        $    6,416      $    6,227
Interest and dividends on debt and equity securities:
     Taxable                                                             188           1,195
     Exempt from federal income taxes                                    435             337
Interest on federal funds sold and
   other short-term investments                                          100             160
                                                                  ----------      ----------
       Total interest income                                           7,139           7,919
                                                                  ----------      ----------

Interest Expense:
Interest on deposits                                                     451             548
Interest on short-term borrowings                                          9               3
                                                                  ----------      ----------
       Total interest expense                                            460             551
                                                                  ----------      ----------
         Net interest income                                           6,679           7,368
Provision for loan losses                                                 90              90
                                                                  ----------      ----------
         Net interest income after provision for loan losses           6,589           7,278
                                                                  ----------      ----------

Noninterest Income:
Freight and utility payment and processing revenue                     6,969           5,551
Software revenue                                                       1,778              --
Bank service fees                                                        426             412
Other                                                                    129              41
                                                                  ----------      ----------
       Total noninterest income                                        9,302           6,004
                                                                  ----------      ----------

Noninterest Expense:
Salaries and employee benefits                                         9,352           7,606
Occupancy expense                                                        436             364
Equipment expense                                                      1,161           1,089
Other                                                                  2,828           2,265
                                                                  ----------      ----------
       Total noninterest expense                                      13,777          11,324
                                                                  ----------      ----------
         Income before income tax expense                              2,114           1,958
Income tax expense                                                       596             612
                                                                  ----------      ----------
         Net income                                               $    1,518      $    1,346
                                                                  ==========      ==========

Earnings per share*:
         Basic                                                    $      .45      $      .40
         Diluted                                                  $      .45      $      .40

Weighted average shares outstanding*:
         Basic                                                     3,362,047       3,360,525
         Effect of stock options and awards                           33,758          21,924
         Diluted                                                   3,396,030       3,382,449

* Earnings per share and weighted average shares outstanding for three months ended March 31, 2002 have been restated to reflect the 5% stock dividend distributed in December 2002.

      See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                Three Months Ended
                                                                                     March 31
                                                                             -----------------------
                                                                               2003            2002
                                                                             --------       --------
Cash Flows From Operating Activities:
Net income                                                                   $  1,518       $  1,346
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                            1,191            961
       Provision for loan losses                                                   90             90
       Amortization of stock bonus awards                                          10              8
       Tax benefit from exercise of stock options and bonuses                      --            186
       Decrease (increase) in accrued interest receivable                         129           (533)
       Deferred income tax benefit                                                (46)          (260)
       Increase in pension liability                                              292            230
       Increase in income tax liability                                           275            405
       Change in other assets                                                      63           (195)
       Change in other liabilities                                               (299)          (391)
       Other operating activities, net                                              8            246
                                                                             --------       --------
       Net cash provided by operating activities                                3,231          2,093
                                                                             --------       --------

Cash Flows From Investing Activities:
Proceeds from maturities of debt and equity securities
   available-for-sale                                                           3,144          6,848
Purchase of debt and equity securities available-for-sale                          --        (39,388)
Net decrease (increase) in loans                                                2,609         (2,484)
Purchases of premises and equipment, net                                       (1,039)          (285)
                                                                             --------       --------
         Net cash provided by (used in) investing activities                    4,714        (35,309)
                                                                             --------       --------

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                           (17,232)       (18,940)
Net increase (decrease) in interest-bearing demand and savings deposits           758         (4,244)
Net increase in time deposits                                                     890          2,584
Net increase (decrease) in accounts and drafts payable                         40,583         (3,097)
Net decrease in short-term borrowings                                         (27,429)            --
Cash proceeds from exercise of stock options                                       --            348
Cash dividends paid                                                              (707)          (641)
Purchase of common shares for treasury                                             --           (383)
                                                                             --------       --------
         Net cash used in financing activities                                 (3,137)       (24,373)
                                                                             --------       --------
Net increase (decrease) in cash and cash equivalents                            4,808        (57,589)
Cash and cash equivalents at beginning of period                               30,006         99,855
                                                                             --------       --------
Cash and cash equivalents at end of period                                   $ 34,814       $ 42,266
                                                                             ========       ========

Supplemental information:
         Cash paid for interest                                              $    440       $    546
         Cash paid for income taxes                                               182             12

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and related footnotes included in the Cass Information System, Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2002.

      Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. All share and per share data for 2002 has been restated to reflect the 5% stock dividend issued in December 2002.

Note 2 - Impact of New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligation under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002 and are included in Note 9 of this report.

      In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This statement amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 10 of this report.

Note 3 - Loans by Type

(In Thousands)                            March 31, 2003       December 31, 2002
--------------------------------------------------------------------------------
Commercial and industrial                     $96,380              $101,116
Real estate:
   Mortgage                                   186,675               176,667
   Mortgage - Churches & Related               98,439               105,458
   Construction                                 2,004                 3,101
   Construction - Churches & Related           37,199                36,074
Industrial revenue bonds                        5,730                 5,773
Installment                                     2,009                 1,918
Other                                           3,648                 4,582
--------------------------------------------------------------------------------
Total loans                                  $432,084              $434,689
================================================================================

Note 4 - Stock Repurchases

      The Board of Directors periodically authorizes the repurchase of shares of outstanding common stock. The Company had no repurchases in the three months ended March 31, 2003 and repurchased 15,664 shares for $383,000 during the three months ended March 31, 2002. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

      For the three-month periods ended March 31, 2003 and 2002, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2003 and 2002 is summarized as follows:

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                  -------------------------
(In Thousands)                                                                      2003              2002
-----------------------------------------------------------------------------------------------------------
Net income                                                                        $ 1,518          $  1,346

Other comprehensive income:

     Net unrealized gain (loss) on debt and equity
       securities available-for-sale, net of tax                                       96              (505)
-----------------------------------------------------------------------------------------------------------
         Total comprehensive income                                               $ 1,614          $    841
===========================================================================================================

Note 6 - Industry Segment Information

      The services provided by the Company are classified into four reportable segments: Transportation Information Services, Utility Information Services, Banking Services and Government Software Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements.

      The Transportation Information Services unit provides freight invoice rating, payment, auditing, cost accounting and transportation information services to large corporate shippers. The Utility Information Services unit processes and pays utility invoices, including electricity, gas, water, telephone and refuse, for large corporate entities that have many locations or are heavy users of energy. The Banking Services unit provides banking services primarily to privately-held businesses and churches. The Government Software Services unit provides the public sector with integrated financial, property and human resource management systems. This unit represents the wholly-owned subsidiary, Government e-Management Solutions, Inc. (GEMS). For more information on this subsidiary refer to Note 7.

      The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

      All three segments market their services within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

      Summarized information about the Company's operations in each industry segment for the three month periods ended March, 2003 and 2002, is as follows:

                                  Transportation      Utility                    Governmental   Corporate
                                    Information     Information      Banking       Software     and Elim-
(In Thousands)                       Services        Services        Services      Services      inations      Total
---------------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 2003
   Total Revenues                    $  7,765        $  2,722       $   3,753       $ 1,778      $   (127)  $  15,891
   Net Income                             177             262           1,047            32            --       1,518
   Total Assets                       238,373          59,593         278,538         6,878       (12,415)    570,967
   Goodwill                               223              --              --         2,927            --       3,150
   Other intangible assets, net            --              --              --         1,769           379       2,148

Quarter Ended March 31, 2002
   Total Revenues                    $  7,553        $  2,204       $   3,669           N/A      $   (144)  $  13,282
   Net Income                             219             120           1,007           N/A            --       1,346
   Total Assets                       263,132          55,430         261,246           N/A        (2,048)    577,760
   Goodwill                               223              --              --            --            --         223
   Other intangibles, net                  --              --              --            --           586         586
---------------------------------------------------------------------------------------------------------------------

Note 7 - Foreclosed assets

      On January 2, 2001, the Company foreclosed on certain operating assets to one borrower in order to protect its financial interest in that borrower. The Bank sold these assets to a wholly owned subsidiary, Government e-Management Solutions, Inc. (GEMS) and invested in and stabilized this business. From the date of foreclosure through December 31, 2002 these assets were accounted for as a foreclosed asset that is held for sale.

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. SFAS 144 requires that if certain criteria are not met for long-lived asset (disposal) groups classified as held for sale by the end of the fiscal year in which SFAS 144 is initially applied, the related long-lived assets shall be reclassified as held and used. Therefore, on January 1, 2003, the Company reclassified these foreclosed assets as held and used and consolidated its operations into those of the Company. At the time of consolidation, total assets were $7,004,000, which included $2,927,000 of goodwill and $1,847,000 of other intangibles. Total liabilities at the time of consolidation were $1,706,000.

      The Bank has two foreclosed properties that it is carrying in other real estate owned at what management believes to be fair value less cost to sell. The first was foreclosed on August 8, 2001 and is being carried at $816,000. The second was foreclosed on December 19, 2002 and is being carried at $296,000. Other real estate owned is included with other assets in the accompanying consolidated balance sheets.

Note 8 - Intangible Assets

      The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended March 31, 2003 and December 31, 2002 are as follows:

(In Thousands)                              March 31, 2003    December 31, 2002
-------------------------------------------------------------------------------
Goodwill                                        $3,150            $  223

Customer list                                      809                --
Software                                           960                --
Minimum pension liability                          379               379
-------------------------------------------------------------------------------
     Other intangible assets, net                2,148               379
-------------------------------------------------------------------------------
         Total intangible assets                $5,298            $  602
-------------------------------------------------------------------------------

      Customer list and software are amortized over 15 years and 4 years, respectively. The minimum pension liability was recorded in accordance with SFAS 87, "Employers' Accounting for Pensions", which requires the Company to record an additional minimum pension liability by the amount of which the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amount previously recorded and offset this liability by an intangible asset to the extent of previously unrecognized prior service costs. The liability and corresponding intangible asset are adjusted annually.

      Amortization of intangible assets amounted to $78,000 for the three-month period ended March 31, 2003. There was no amortization of intangible assets recorded in 2002. Estimated amortization of intangibles over the next five years is as follows: $311,000 in 2003, 2004, 2005 and 2006 and $55,000 in 2007.

Note 9 - Commitments and Contingencies

      The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2003, no amounts have been accrued for any estimated losses for these instruments.

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

      The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters of credit at March 31, 2003:

                                                           Amount of Commitment Expiration per Period
                                                           ------------------------------------------
                                                                       Less than           1-3        3-5
(In Thousands)                                         Total            1 year            Years      Years
----------------------------------------------------------------------------------------------------------
Unused loan commitments                             $29,067             $15,467          $13,600    $  --
Standby letters of credit                             5,372               3,481            1,846       45
Commercial letters of credit                            106                 106               --       --

      The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 10 - Stock-Based Compensation

      The Company maintains two stock-based compensation plans, a stock bonus plan and a stock option plan. Upon issuance of shares in the stock bonus plan a contra shareholders' equity amount is recorded for the fair value of the shares at the time of issuance and this amount is amortized to expense over the three-year vesting period. The stock option plan is accounted for under APB 25, "Accounting for Stock Issued to Employees", and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of the SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148. An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The required disclosure provisions of SFAS 123, as amended by SFAS 148, are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 3,636 shares granted in the First Quarter of 2003 and no shares granted in the First Quarter of 2002. The weighted average assumptions for shares granted in 2003 were: an expected life of 7 years, dividend yield of 3.39%, expected volatility of 15% and risk-free interest rate of 3.34%. The following table represents the effect on earnings and diluted earnings per share for the periods ended March 31, 2003 and 2002:

                                                          Three Months Ended
                                                               March 31
                                                      -------------------------
(In Thousands, except per share data)                    2003            2002
-------------------------------------------------------------------------------
Net income:
  As reported                                         $   1,518       $   1,346
  Add: Stock based compensation expense
  included in reported net income, net of tax                 7               5
Less: Stock based compensation expense
  determined under the fair value based method
  for all awards, net of tax                                (18)            (17)
-------------------------------------------------------------------------------
Pro forma net income                                  $   1,507       $   1,334
-------------------------------------------------------------------------------
Net income per common share:
Basic, as reported                                    $     .45       $     .40
Basic, proforma                                             .45             .40

Diluted, as reported                                        .45             .40
Diluted, proforma                                           .44             .39
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company operates in four primary business segments: Transportation Information Services, Utility Information Services and through the Company's wholly owned subsidiaries, Cass Commercial Bank ("the Bank"), Banking Services and Government e-Management Solutions, Inc. (GEMS), Government Software Services. The Company is a payment processing and information services company, whose operations include the processing and payment of freight and utility invoices, preparation of management information, auditing and rating of invoices and other payment-related activities for customers located throughout the United States. The Bank provides specialized banking services to privately-held businesses located primarily in the St. Louis, Missouri metropolitan area and church and church-related entities located in the St. Louis metropolitan area and selected cities throughout the United States. GEMS provides the public sector in the United States with integrated financial, property and human resource management systems.

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

Consolidation of Subsidiary

      On January 2, 2001, the Bank foreclosed on certain operating assets relating to one borrower in order to protect its financial interests. This borrower was a software company that provided the public sector with integrated financial, property and human resource management systems. The Bank sold these assets to a wholly owned subsidiary, Government e-Management Solutions, Inc.
(GEMS) and invested in and stabilized this business. From the date of foreclosure through December 31, 2002 these assets have been accounted for as a foreclosed asset held for sale. Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", adopted by the Company on January 1, 2002, requires that if certain criteria are not met for long-lived asset (disposal) groups classified as held for sale by the end of the fiscal year in which SFAS 144 is initially applied, the related long-lived assets shall be reclassified as held and used. Therefore, as of January 1, 2003, the Company has reclassified the foreclosed assets relating to GEMS as held and used and consolidated its operations into those of the Company.

Results of Operations

      The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2003 (the "First Quarter of 2003") compared to the three-month period ended March 31, 2002 (the "First Quarter of 2002"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2002 Annual Report on Form 10-K. Results of operations for the First Quarter of 2003 are not necessarily indicative of the results to be attained for any other period.

Net Income

      The Company's net income was $1,518,000 for the First Quarter of 2003, a $172,000 or 12.8% increase compared to net income of $1,346,000 for the First Quarter of 2002. Diluted earnings per share were $.45 for the First Quarter of 2003, a 12.5% increase compared to $.40 for the First Quarter of 2002. The increase in net income in the First Quarter of 2003 over the First Quarter of 2002 was primarily a result of an increase in payment and processing revenue. This was partially offset by a decrease in investment income, due to lower interest rates and an increase in salaries and benefits related to increased processing volume in the freight and utility processing divisions. Return on average assets for the First Quarter of 2003 was 1.04% compared to .93% for the First Quarter of 2002. Return on average equity for the First Quarter of 2003 was 10.13% compared to 9.85% for the First Quarter of 2002.

Net Interest Income

First Quarter of 2003 compared to First Quarter of 2002:

      The Company's tax-equivalent net interest income decreased 8.4% or $640,000 from $7,579,000 to $6,939,000. Average earning assets decreased .5% or $2,505,000 from $536,821,000 to $534,316,000. The tax-equivalent net interest margin decreased from 5.73% to 5.27%. The average tax-equivalent yield on earning assets decreased from 6.14% to 5.62%. The average rate paid on interest-bearing liabilities decreased from 1.66% to 1.32%.

      The average balances of loans increased $50,708,000 from $383,393,000 to $434,101,000, investment in debt and equity securities, at amortized cost, decreased $49,756,000 from $115,900,000 to $66,144,000, and federal funds sold and other short-term investments decreased $3,457,000 from $37,528,000 to $34,071,000. The average balance of noninterest-bearing demand deposit accounts decreased $9,485,000 from $104,378,000 to $94,893,000, interest-bearing liabilities increased $7,095,000 from $134,409,000 to $141,504,000 and accounts and drafts payable increased $846,000 from $286,854,000 to $287,700,000.

      The increase in average loan balances during this period was primarily attributable to the Bank's marketing efforts, both in the commercial and church and church-related areas. The decrease in taxable debt and equity securities and decrease in federal funds sold and other short term investments reflects management's asset allocation decisions given projected liquidity requirements, market interest rates and the attractiveness of alternative investments. Noninterest-bearing demand deposits have decreased primarily due to decreased balances maintained by existing customers. Interest-bearing liabilities increased due to increased deposits by existing customers and new deposit accounts. The moderate increase in average accounts and drafts payable relates to increases in invoice dollars paid reduced by a decrease in the amount of time funds were held by the Company for investment.

      The decreases experienced during the First Quarter of 2003 in net interest income and the net interest margin were due primarily to the decline in the general level of interest rates. The Company partially mitigated the effects of this decline in interest rates by adjusting the allocation of assets in its portfolio to longer-term, higher-yielding assets, increasing balances of tax-exempt securities and increasing the size of the loan portfolio. Nonetheless, the dramatic decline in interest rates adversely affected the Company's net interest income and margin. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. For more information please refer to the tables on pages 12 and 13.

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

                                            First Quarter 2003                      First Quarter 2002
                                   ----------------------------------     -----------------------------------
                                                  Interest                              Interest
                                     Average       Income/     Yield/       Average      Income/       Yield/
(Dollars in Thousands)               Balance       Expense      Rate        Balance      Expense        Rate
-------------------------------------------------------------------------------------------------------------
Assets(1)
Earning assets:
     Loans(2),(3):
       Taxable                     $ 428,352     $   6,345      6.01%     $  377,260    $   6,151        6.61%
       Tax-exempt(4)                   5,749           108      7.62           6,133          115        7.60
   Debt and equity securities(5):
       Taxable                        26,584           188      2.87          86,208        1,195        5.62
       Tax-exempt(4)                  39,560           658      6.75          29,692          509        6.95
   Federal funds sold and other
     short-term investments           34,071           100      1.19          37,528          160        1.73
-------------------------------------------------------------------------------------------------------------
Total earning assets                 534,316         7,399      5.62         536,821        8,130        6.14
Nonearning assets:
   Cash and due from banks            18,976                                  23,073
   Premises and equipment, net        15,833                                  16,596
   Intangible assets                   5,349                                   5,349
   Other assets                       22,141                                   9,507
   Allowance for loan losses          (5,327)                                 (4,941)
-------------------------------------------------------------------------------------------------------------
Total assets                       $ 591,288                              $  586,405
-------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity(1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                      $  54,777     $     117       .87%     $   59,892    $     178        1.21%
   Savings deposits                   35,772            82       .93          45,447          156        1.39
Time deposits of
     $100 or more                     42,666           213      2.02          23,605          166        2.85
   Other time deposits                 5,715            39      2.77           4,849           48        4.01
-------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      138,930           451      1.32         133,793          548        1.66
   Short-term borrowings               2,574             9      1.42             616            3        1.98
-------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                       141,504           460      1.32         134,409          551        1.66
Noninterest-bearing liabilities:
   Demand deposits                    94,893                                 104,378
   Accounts and drafts payable       287,700                                 286,854
   Other liabilities                   6,401                                   5,371
-------------------------------------------------------------------------------------------------------------
Total liabilities                    530,498                                 531,012
Shareholders' equity                  60,790                                  55,393

Total liabilities and
   shareholders' equity            $ 591,288                              $  586,405
-------------------------------------------------------------------------------------------------------------
Net interest income                              $   6,939                              $   7,579
Interest spread                                                 4.30%                                    4.48%
Net interest margin                                             5.27%                                    5.73%
-------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2002 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $11,000 and $56,000 for the First Quarter of 2003 and 2002, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $260,000 and $211,000 for the First Quarter of 2003 and 2002, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                        First Quarter
                                                        2003 Over 2002
                                            ------------------------------------
(In Thousands)                               Volume          Rate         Total
--------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans(1),(2):
     Taxable                                $   788       $  (594)      $   194
     Tax-exempt(3)                               (7)           --            (7)
   Debt and equity securities:
     Taxable                                   (590)         (417)       (1,007)
     Tax-exempt(3)                              165           (16)          149
   Federal funds sold and other
     short-term investments                     (14)          (46)          (60)
--------------------------------------------------------------------------------
Total interest income                           342        (1,073)         (731)
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits             (14)          (47)          (61)
   Savings deposits                             (29)          (45)          (74)
   Time deposits of $100 or more                105           (58)           47
   Other time deposits                            8           (17)           (9)
   Short-term borrowings                          7            (1)            6
--------------------------------------------------------------------------------
Total interest expense                           77          (168)          (91)
--------------------------------------------------------------------------------
Net interest income                         $   265       $  (905)      $  (640)
===============================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Allowance and Provision for Loan Losses

      A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $90,000 provision made for loan losses during both the First Quarter of 2003 and 2002. Net loans recovered for the First Quarter of 2003 were $4,000 compared to $10,000 for the First Quarter of 2002. The provision for loan losses can vary over time based on an ongoing assessment of the adequacy of the allowance for loan losses.

      The allowance for loan losses at March 31, 2003 was $5,387,000 and at December 31, 2002 was $5,293,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2003 was 1.25% compared to 1.22% at December 31, 2002. Nonperforming loans were $3,364,000 or .78% of total loans at March 31, 2003 compared to $9,194,000 or 2.12% of total loans at December 31, 2002. The decrease from December 31, 2002 is primarily due to two loans totaling $4,252,000 that were renegotiated in 2002 that are currently performing under their new terms and two loans totaling $4,891,000 that were contractually past due over 90 days at year-end and were fully paid-off during the First Quarter of 2003. These decreases were partially offset by other loans totaling $2,834,000 now classified as past due over 90 days. The largest of these has an outstanding balance of $2,000,000. This loan is to a company in the process of a change in control. It is expected that all past due interest will be brought current when this transaction is completed.

      At March 31, 2003, impaired loans totaled $9,520,000, which included $49,000 of nonaccrual loans compared with impaired loans at December 31, 2002 of $12,188,000, which included $51,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $881,000 at March 31, 2003. The decrease in impaired loans from December 31, 2002 relates primarily to the decrease in loans contractually past due over 90 days as explained in the previous paragraph. The current balance of $4,250,000 of loans renegotiated in 2002 relates to two borrowers and although currently performing, are still considered impaired by management. The remaining balance of impaired loans relates to several other borrowers. One represents a borrower that has an outstanding balance of $1,528,000, which is collateralized by all business assets and has been current on all payments. This borrower has experienced financial difficulties due to general economic conditions. Should its condition not improve, a shortfall in collection of the full principal balance could result. The probable shortfall has been specifically reserved for in the allowance for loan losses. Another borrower has an outstanding balance of $791,000 collateralized by real estate and with a SBA guarantee. There has been delinquency in loan payments due to slower than expected lease-up of real estate property. The remaining balance is made up of smaller loans, one with a balance of $481,000 that was renegotiated in the First Quarter of 2003 and is current under the new terms of the agreement.

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

Summary of Asset Quality

      The following table presents information as of and for the three month periods ended March 31, 2003 and 2002 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                   ----------------------------
(Dollars in Thousands)                                                                 2003              2002
---------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                                                   $    5,293        $    4,906

Provision charged to expense                                                               90                90
     Loans charged off                                                                     (2)               --
     Recoveries on loans previously charged off                                             6                10
---------------------------------------------------------------------------------------------------------------
     Net loan recoveries                                                                    4                10

Allowance at end of period                                                         $    5,387        $    5,006
---------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                                       $  434,101        $  383,393
     March 31                                                                         432,084           383,946
Ratio of allowance for loan losses to loans outstanding:
     Average                                                                            1.24%              1.31%
     March 31                                                                           1.25%              1.30%
Nonperforming loans:
     Nonaccrual loans                                                              $       49        $      513
     Loans past due 90 days or more                                                     2,834               840
     Renegotiated loans                                                                   481               175
---------------------------------------------------------------------------------------------------------------
     Total non performing loans                                                    $    3,364        $    1,528
     Other impaired loans                                                          $    6,156        $    4,484
     Foreclosed assets                                                             $    1,112        $    5,690
---------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                                        .77%               .40%
===============================================================================================================

      Foreclosed assets at March 31, 2002 includes $5,102,000 related to operating assets of one business, which was foreclosed on by the Bank on January 2, 2001. This entity, Government e-Management Solutions, Inc., is a software company that provides the public sector with integrated financial, property and human resource management systems. As explained earlier, under the provision of SFAS 144, this group of assets was reclassified effective January 1, 2003 and the related operations have been consolidated into those of the Company.

      The Bank currently has two properties which it is carrying as other real estate owned at what management believes to be fair value less cost to sell. The first property was foreclosed on August 8, 2001 and is recorded at $816,000 and the second property was foreclosed on December 19, 2002 and is recorded at $296,000.

Noninterest Income

      Noninterest income is principally derived from payment and processing fees. Processing volumes related to these fees for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                                      Three Months Ended
                                                                          March 31
                                                        -------------------------------------------
                                                                                               %
(In Thousands)                                              2003            2002             Change
---------------------------------------------------------------------------------------------------
Transportation Information Services:
Invoice Bill Volume                                          5,666            4,967           14.1%
Invoice Dollar Volume                                   $2,053,912       $1,756,964           16.9%

Utility Information Services:
Invoice Bill Volume                                          1,033              779           32.6%
Invoice Dollar Volume                                     $825,361         $612,091           34.8%

      Total noninterest income for the First Quarter of 2003 was $9,302,000, a $3,298,000 or 54.9% increase compared with the First Quarter of 2002. The Company's freight and utility payment and processing fees for the First Quarter of 2003 were $6,969,000, a $1,418,000 or 25.5% increase compared to the First Quarter of 2002. Fees generated from the Transportation Information Services Division in the First Quarter of 2003 were $4,969,000, an $837,000 or 20.3% increase compared to the First Quarter of 2002. Processing fees from the Utility Information Services Division in the First Quarter of 2003 were $2,000,000, a $582,000 or 41.0% increase compared to the First Quarter of 2002. The increases in fees from the Transportation Information Services Division during the First Quarter of 2003 were due to new customers and new services. These new customers and services more than offset the effects of the drop in national freight activity over last year's levels. The increases in fees from the Utility Information Services Division were primarily due to the addition of new customers from the marketing efforts of this new segment.

      The consolidation of the GEMS resulted in $1,778,000 in additional noninterest income. As explained earlier, the operating results of this wholly owned subsidiary were consolidated on January 1, 2003. Bank service fees for the First Quarter of 2003 were $426,000, a $14,000 or 3.4% increase compared to the First Quarter of 2002. Other noninterest income increased $88,000 from $41,000 in the First Quarter of 2002 to $129,000 in the First Quarter of 2003. This increase is primarily due to income recognized from the increase in the cash surrender value of bank owned life insurance purchased by the Company in the Third Quarter of 2002.

Noninterest Expense

      Total noninterest expense for the First Quarter of 2003 was $13,777,000, a $2,453,000 or 21.7% increase compared to the First Quarter of 2002. Of this increase, $1,678,000 was related to the consolidation of GEMS.

      Salaries and benefits expense for the First Quarter of 2003 was $9,352,000, a $1,746,000 or 23.0% increase compared to the First Quarter of 2002. Of this increase, $1,024,000 relates to the consolidation of GEMS. The remaining increase was due primarily to an increased staff in both the transportation and utility processing divisions due to an increase in production and to increases in health, worker's compensation and short-term disability insurance and pension expense.

      Occupancy expense for the First Quarter of 2003 was $436,000, a $72,000 or 19.8% increase compared to the First Quarter of 2002. Of this increase, $59,000 relates to the consolidation of GEMS. The remaining increase relates primarily to increases in both utility expense and real estate taxes.

      Equipment expense for the First Quarter of 2003 was $1,161,000, an increase of $72,000 or 6.6% compared to the First Quarter of 2002. Equipment expenses related to the consolidation of GEMS were $105,000. The increase related to this consolidation was partially offset by a decrease in computer equipment maintenance from the consolidation of equipment within the transportation processing division.

      Other noninterest expense for the First Quarter of 2003 was $2,828,000, an increase of $563,000 or 24.9% compared to the First Quarter of 2002. The consolidation of GEMS contributed $490,000 to this increase, $78,000 of which is the amortization of customer list and software intangible assets. The remaining increase is primarily attributable to marketing and promotional expenses.

      Income tax expense for the First Quarter of 2003 was $596,000, a decrease of $16,000 or 2.6% compared to the First Quarter of 2002. GEMS contributed $19,000 to income tax expense in the First Quarter of 2003. This increase from GEMS was more than offset by a decrease due to a shift of investments from taxable securities to tax-exempt securities, which resulted in an effective tax rate for the First Quarter of 2003 of 28% compared with 31% in the First Quarter of 2002.

Financial Condition

      Total assets at March 31, 2003 were $570,967,000, a decrease of $1,266,000 or .2% from December 31, 2002. Loans, net of the allowance for loan losses, at March 31, 2003 were $426,697,000, a decrease of $2,699,000 or .6% from December 31, 2002. Total investments in debt and equity securities at March 31, 2003 were $66,199,000, a $3,172,000 or 4.6% decrease from December 31, 2002. Federal funds sold and other short-term investments at March 31, 2003 were $9,941,000 a $4,214,000 or 73.6% increase from December 31, 2002.

      Total deposits at March 31, 2003 were $227,934,000, a $15,584,000 or 6.4%
decrease from December 31, 2002. Accounts and drafts payable were $264,204,000, a $40,583,000 or 18.1% increase from December 31, 2002. Short-term borrowings at March 31, 2003 were $10,009,000, a $27,429,000 or 73.3% decrease from December
31, 2002. Total shareholders' equity at March 31, 2003 was $61,962,000, a $916,000 or 1.5% increase from December 31, 2002.

      The decrease in loans relates to the normal fluctuations in the loan portfolio that result from new advances, amortization of principal and payoffs. The decrease in debt and equity securities relates to maturing securities. The increase in federal funds sold and other short-term investments and decreases in deposits reflects normal daily and seasonal fluctuations. The ending balances of accounts and drafts payable increased due to both the fact that these balances will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued and due to special funding arrangements the Company made with a few large customers at year-end. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables on pages 12 and 13). The increase in total shareholders' equity resulted from net income of $1,518,000; the amortization of the stock bonus plan of $10,000; and the increase in other comprehensive income of $96,000; offset by dividends paid of $707,000 ($.21 per share) and other items of $1,000.

Liquidity and Capital Resources

      The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds were $34,814,000 at March 31, 2003, an increase of $4,808,000 or 16.0% from December
31, 2002. At March 31, 2003 these assets represented 6.1% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

      Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $66,199,000 at March 31, 2003, a decrease of $3,172,000 or 4.6% from December 31, 2002. These assets represented 11.6% of total assets at March 31, 2003. Of this total, 62% were state and municipal securities, 29% were mortgage-backed securities, 7% were U.S. government agencies and 2% were other securities. Of the total portfolio, 3% matures in less than one year, 36% matures in one to five years and 61% matures in five or more years. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities and the ability to use these securities in conjunction with repurchase lines of credit.

      The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $33,000,000. Additionally, the Company maintains secured lines of credit at unaffiliated financial institutions in the maximum amount of $53,905,000.

      The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

      Net cash provided by operating activities totaled $3,231,000 for the First Quarter of 2003, compared to $2,093,000 for the First Quarter of 2002. Net cash provided by investing activities was $4,714,000 for the First Quarter of 2003, compared with net cash used of $35,309,000 for the First Quarter of 2002. Net cash used in financing activities for the First Quarter of 2003 was $3,137,000, compared with $24,373,000 for the First Quarter of 2002. The increase in net cash provided by operating activities relates primarily to the consolidation of GEMS. Net cash provided by investing activities in the First Quarter of 2003 compared with net cash used in the First Quarter of 2002 relates primarily to the purchase of debt and equity securities in the First Quarter of 2002. The decrease in net cash used in financing activities in the First Quarter of 2003 relates primarily to the increase in accounts and drafts payable, which was offset by a decrease in deposits and short-term borrowings. Balances in accounts and drafts payable can vary significantly from day to day due to the Company's payment cycle and therefore balances on any one particular day are not necessarily reflective of balances throughout the year.

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

      The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at March 31, 2003 and December 31, 2002:

March 31, 2003                                           Amount           Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.               $62,910,000         12.63%
         Cass Commercial Bank                          29,200,000         11.61
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.               $57,523,000         11.55%
         Cass Commercial Bank                          26,093,000         10.37
Tier I capital (to average assets)
         Cass Information Systems, Inc.               $57,523,000          9.78%
         Cass Commercial Bank                          26,093,000          8.91
-------------------------------------------------------------------------------

December 31, 2002 Amount                                   Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.               $59,625,000         12.07%
         Cass Commercial Bank                          27,425,000         10.94
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.               $54,332,000         11.00%
         Cass Commercial Bank                          24,412,000          9.74
Tier I capital (to average assets)
         Cass Information Systems, Inc.               $54,332,000          9.16%
         Cass Commercial Bank                          24,412,000          8.98
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2003 has changed materially from that at December 31, 2002.

ITEM 4. DISCLOSURES AND CONTROLS

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

      Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            None

ITEM 2. CHANGES IN SECURITIES

            None

ITEM 3. DEFAULTS IN SENIOR SECURITIES

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5. OTHER INFORMATION

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit 3.2 Amended and Restated Bylaws of Registrant.

                  Exhibit 10.1 Form of Directors' Indemnification Agreement.

                  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports of Form 8-K

                  No reports on Form 8-K were filed in the quarter ended March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CASS INFORMATION SYSTEMS, INC.


DATE: May 14, 2003                   By          /s/ Lawrence A. Collett
                                        ----------------------------------------
                                                   Lawrence A. Collett
                                          Chairman and Chief Executive Officer


DATE: May 14, 2003                   By          /s/ Eric H. Brunngraber
                                        ----------------------------------------
                                                   Eric H. Brunngraber
                                                Vice President-Secretary
                                        (Chief Financial and Accounting Officer)

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


/s/ Lawrence A. Collett
------------------------------------
Lawrence A. Collett
Chairman and Chief Executive Officer
May 14, 2003

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


/s/ Eric H. Brunngraber
----------------------------------------
Eric H. Brunngraber
Vice President - Secretary
(Chief Financial and Accounting Officer)
May 14, 2003