Form 10-Q
period 2003-06-30
CASS INFORMATION SYSTEMS INC
filed 2003-08-08
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2003
                           Commission File No. 2-80070

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

                              Yes |_|    No |X|

      The number of shares outstanding of registrant's only class of stock as of July 31, 2003: Common stock, par value $.50 per share - 3,334,524 shares outstanding.

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

            Consolidated Balance Sheets
              June 30, 2003 (unaudited) and December 31, 2002 ................ 3

            Consolidated Statements of Income
              Three and six months ended June 30, 2003 and 2002 (unaudited) .. 4

            Consolidated Statements of Cash Flows
              Six months ended June 30, 2003 and 2002 (unaudited) ............ 5

            Notes to Consolidated Financial Statements (unaudited) ........... 6

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ..................................... 11

    Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...... 22

    Item 4. DISCLOSURES AND CONTROLS ........................................ 22

PART II - Other Information - Items 1. - 6. ................................. 23

    SIGNATURES .............................................................. 24

Forward-looking Statements - Factors That May Affect Future Results

      This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors which may cause future performance to vary from expected performance summarized in the future looking statements, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: the failure to successfully execute our corporate plan, the loss of key personnel or inability to attract additional qualified personnel, the loss of key customers, increased competition, the inability to remain current with rapid technological change, risks related to acquisitions, risks associated with business cycles, utility and system interruptions or processing errors, rules and regulations governing financial institutions and changes in such rules and regulations, credit risk related to borrowers' ability to repay loans, concentration of loans to certain segments such as commercial enterprises, churches and borrowers in the St. Louis area which creates risks associated with adverse factors that may affect these groups, risks associated with fluctuations in interest rates, and volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                              June 30     December 31
                                                                2003          2002
Assets
Cash and due from banks                                      $  26,732     $  24,279
Federal funds sold and other short-term investments             43,693         5,727
                                                             ---------     ---------
     Cash and cash equivalents                                  70,425        30,006
                                                             ---------     ---------
Investment in debt and equity securities
     available-for-sale, at fair value                          39,351        69,371

Loans                                                          443,621       434,689
     Less: Allowance for loan losses                             5,393         5,293
                                                             ---------     ---------
         Loans, net                                            438,228       429,396
                                                             ---------     ---------
Premises and equipment, net                                     14,827        15,359
Bank owned life insurance                                       10,407        10,178
Goodwill                                                         3,150           223
Other intangible assets, net                                     2,070           379
Other assets                                                    14,592        17,321
                                                             ---------     ---------
           Total assets                                      $ 593,050     $ 572,233
                                                             =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                     $ 104,095     $ 109,352
     Interest-bearing                                          149,220       134,166
                                                             ---------     ---------
         Total deposits                                        253,315       243,518
Accounts and drafts payable                                    269,142       223,621
Short-term borrowings                                               18        37,438
Other liabilities                                                8,744         6,610
                                                             ---------     ---------
         Total liabilities                                     531,219       511,187
                                                             ---------     ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                          --            --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,160,110 shares issued                                       2,080         2,080
Additional paid-in capital                                       8,458         8,466
Retained earnings                                               66,951        64,607
Common shares in treasury, at cost (825,586 shares at
   June 30, 2003 and 796,278 shares at December 31, 2002)      (16,462)      (15,275)
Unamortized stock bonus awards                                    (161)          (25)
Accumulated other comprehensive income                             965         1,193
                                                             ---------     ---------
         Total shareholders' equity                             61,831        61,046
                                                             ---------     ---------
           Total liabilities and shareholders' equity        $ 593,050     $ 572,233
                                                             =========     =========

      See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                             Three Months Ended           Six Months Ended
                                                                   June 30                     June 30
                                                         ------------------------    ------------------------
                                                             2003          2002          2003          2002
Interest Income:
Interest and fees on loans                               $    6,319    $    6,561    $   12,735    $   12,788
Interest and dividends on debt and equity securities:
     Taxable                                                    133         1,008           321         2,203
     Exempt from federal income taxes                           351           511           786           848
Interest on federal funds sold and
   other short-term investments                                 126           119           226           279
                                                         ----------    ----------    ----------    ----------
       Total interest income                                  6,929         8,199        14,068        16,118
                                                         ----------    ----------    ----------    ----------

Interest Expense:
Interest on deposits                                            439           563           890         1,111
Interest on short-term borrowings                                 5            22            14            25
                                                         ----------    ----------    ----------    ----------
       Total interest expense                                   444           585           904         1,136
                                                         ----------    ----------    ----------    ----------
         Net interest income                                  6,485         7,614        13,164        14,982
Provision for loan losses                                        --           180            90           270
                                                         ----------    ----------    ----------    ----------
         Net interest income after provision
           for loan losses                                    6,485         7,434        13,074        14,712
                                                         ----------    ----------    ----------    ----------

Noninterest Income:
Freight and utility payment and processing revenue            6,870         6,122        13,839        11,673
Software revenue                                              1,829            --         3,607            --
Bank service fees                                               465           424           891           836
Gains on sales of investment securities                       1,362           944         1,362           944
Other                                                           136            12           265            53
                                                         ----------    ----------    ----------    ----------
       Total noninterest income                              10,662         7,502        19,964        13,506
                                                         ----------    ----------    ----------    ----------

Noninterest Expense:
Salaries and employee benefits                                9,400         7,897        18,752        15,503
Occupancy expense                                               457           384           893           748
Equipment expense                                             1,121         1,115         2,282         2,204
Other                                                         2,893         2,317         5,721         4,582
                                                         ----------    ----------    ----------    ----------
       Total noninterest expense                             13,871        11,713        27,648        23,037
                                                         ----------    ----------    ----------    ----------
         Income before income tax expense                     3,276         3,223         5,390         5,181
Income tax expense                                            1,037           992         1,633         1,604
                                                         ----------    ----------    ----------    ----------
         Net income                                      $    2,239    $    2,231    $    3,757    $    3,577
                                                         ==========    ==========    ==========    ==========

Earnings per share:
         Basic                                           $      .67    $      .67    $     1.12    $     1.07
         Diluted                                         $      .66    $      .66    $     1.11    $     1.06

Weighted average shares outstanding*:
         Basic                                            3,353,786     3,361,861     3,357,894     3,361,231
         Effect of dilutive stock options and awards         30,362        21,996        32,060        21,960
         Diluted                                          3,384,148     3,383,857     3,389,954     3,383,191

* Earnings per share and weighted average shares outstanding for three and six months ended June 30, 2002 have been restated to reflect the 5% stock dividend distributed in December 2002.

      See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                         Six Months Ended
                                                                              June 30
                                                                     -----------------------
                                                                        2003          2002
Cash Flows From Operating Activities:
Net income                                                           $   3,757     $   3,577
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                     2,369         1,943
       Provision for loan losses                                            90           270
       Amortization of stock bonus awards                                   25            13
       Tax benefit from exercise of stock option and bonus awards          173           186
       Decrease (increase) in accrued interest receivable                  685          (145)
       Increase in deferred income                                       1,796           506
       Deferred income tax (benefit) expense                              (757)          554
       Increase (decrease) in income tax liability                       1,190           (26)
       Increase in pension liability                                       573           224
       Gains on sales of investment securities                          (1,362)         (944)
       Change in other assets                                             (113)       (1,569)
       Change in other liabilities                                      (1,395)          383
       Other operating activities, net                                       9             5
                                                                     ---------     ---------
       Net cash provided by operating activities                         7,040         4,977
                                                                     ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of debt securities available-for-sale               24,534        52,238
Proceeds from maturities of debt and equity securities
   available-for-sale                                                    7,197        20,275
Purchase of debt and equity securities available-for-sale               (1,038)      (44,637)
Net increase in loans                                                  (10,922)      (31,243)
Purchases of premises and equipment, net                                (1,348)       (1,476)
                                                                     ---------     ---------
         Net cash provided by (used in) investing activities            18,423        (4,843)
                                                                     ---------     ---------

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                     (5,257)      (15,672)
Net decrease in interest-bearing demand and savings deposits            (1,037)       (9,272)
Net increase in time deposits                                           16,091        21,427
Net increase in accounts and drafts payable                             45,521        22,446
Net decrease in short-term borrowings                                  (37,420)         (200)
Cash proceeds from exercise of stock options                               236           348
Cash dividends paid                                                     (1,414)       (1,281)
Purchase of common shares for treasury                                  (1,764)         (383)
                                                                     ---------     ---------
         Net cash provided by financing activities                      14,956        17,413
                                                                     ---------     ---------
Net increase in cash and cash equivalents                               40,419        17,547
Cash and cash equivalents at beginning of period                        30,006        99,855
                                                                     ---------     ---------
Cash and cash equivalents at end of period                           $  70,425     $ 117,402
                                                                     =========     =========

Supplemental information:

         Cash paid for interest                                      $     899     $   1,087
         Cash paid for income taxes                                        695         1,012
         Transfer of loans to other equity investments                   2,000            --

      See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of Cass Information Systems, Inc. ("the Company") for the year ended December 31, 2002.

      Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. All share and per share data for 2002 has been restated to reflect the 5% stock dividend issued in December 2002.

Note 2 - Impact of New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligation under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002 and are included in Note 9 of this report.

      In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

      The Company maintains two stock-based compensation plans, a stock bonus plan and a stock option plan. Upon issuance of shares in the stock bonus plan a contra shareholders' equity amount is recorded for the fair value of the shares at the time of issuance and this amount is amortized to expense over the three-year vesting period. The stock option plan is accounted for under APB 25, "Accounting for Stock Issued to Employees," and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of the SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148. An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The required disclosure provisions of SFAS 123, as amended by SFAS 148, are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 3,221 shares granted in the Second Quarter of 2003 and no shares granted in the Second Quarter of 2002. For the First Half of 2003 there were 14,130 shares granted and no shares granted in the First Half of 2002. The following table represents the effect on earnings and diluted earnings per share for the periods ended June 30, 2003 and 2002:

                                                          Three Months Ended           Six Months Ended
                                                                June 30                     June 30
                                                       -----------------------     -----------------------
(In Thousands, except per share data)                     2003          2002          2003          2002
----------------------------------------------------------------------------------------------------------
Net income:
     As reported                                       $   2,239     $   2,231     $   3,757     $   3,577
       Add: Stock based compensation expense
       included in reported net income, net of tax             9             3            16             8
     Less: Stock based compensation expense
       determined under the fair value based method
       for all awards, net of tax                            (20)          (14)          (38)          (31)
----------------------------------------------------------------------------------------------------------
Pro forma net income                                   $   2,228     $   2,220     $   3,735     $   3,554
----------------------------------------------------------------------------------------------------------
     Net income per common share:
     Basic, as reported                                $     .67     $     .67     $    1.12     $    1.07
     Basic, proforma                                         .66           .66          1.11          1.06

     Diluted, as reported                                    .66           .66          1.11          1.06
     Diluted, proforma                                       .66           .66          1.10          1.05
----------------------------------------------------------------------------------------------------------

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51". This interpretation establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning June 15, 2003. The Company is currently not a primary beneficiary of a VIE and therefore adoption of FIN 46 is not expected to have a material impact on the consolidated financial statements.

      In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is not expected that the provisions of SFAS 149 will have a material impact on the Company's consolidated financial statements.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The Company currently does not have any instruments that fall within the scope of SFAS 150 and therefore does not believe that the adoption of SFAS 150 will have a significant impact on its consolidated financial statements.

Note 3 - Loans by Type

(In Thousands)                               June 30, 2003     December 31, 2002
--------------------------------------------------------------------------------
Commercial and industrial                       $101,973            $101,116
Real estate:
   Mortgage                                      187,318             176,667
   Mortgage - Churches & Related                 105,014             105,458
   Construction                                    2,753               3,101
   Construction - Churches & Related              33,354              36,074
Industrial revenue bonds                           5,687               5,773
Installment                                        1,948               1,918
Other                                              5,574               4,582
--------------------------------------------------------------------------------
Total loans                                     $443,621            $434,689
--------------------------------------------------------------------------------

Note 4 - Stock Repurchases

      The Company maintains a treasury stock buyback program and as of June 30, 2003 was authorized by the Board of Directors to repurchase up to 100,000 shares of its common stock. The Company repurchased 59,237 shares for $1,764,000 for the six months ended June 30, 2003 and repurchased 15,664 shares for $383,000 during the six months ended June 30, 2002. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

      For the three and six month periods ended June 30, 2003 and 2002, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and six month periods ended June 30, 2003 and 2002 is summarized as follows:

                                                                    Three Months Ended       Six Months Ended
                                                                          June 30                 June 30
                                                                   -------------------     -------------------
(In Thousands)                                                       2003        2002        2003        2002
--------------------------------------------------------------------------------------------------------------
Net Income                                                         $ 2,239     $ 2,231     $ 3,757     $ 3,577

Other comprehensive income:

     Net unrealized gain on debt and equity
       securities available-for-sale, net of tax                       575       1,366         671         861

     Less: reclassification adjustment for realized gains on
       sales of debt and equity securities, available-for-sale,
       included in net income, net of tax                             (899)       (623)       (899)       (623)
--------------------------------------------------------------------------------------------------------------
       Total other comprehensive (loss) income                        (324)        743        (228)        238
--------------------------------------------------------------------------------------------------------------
         Total comprehensive income                                $ 1,915     $ 2,974     $ 3,529     $ 3,815
--------------------------------------------------------------------------------------------------------------

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

      The Transportation Information Services segment provides freight invoice rating, payment, auditing, cost accounting and transportation information services to large corporate shippers. The Utility Information Services segment processes and pays utility invoices, including electricity, gas, water, telephone and refuse, for large corporate entities that have many locations or are heavy users of energy. The Banking Services segment provides banking services primarily to privately-held businesses and churches. The Government Software Services segment provides the public sector with integrated financial, property and human resource management systems through the Company's wholly-owned subsidiary, Government e-Management Solutions, Inc. (GEMS).

      The Company's accounting policies for segments are described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

      All four segments market their services within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

      Summarized information about the Company's operations in each industry segment for the three and six month periods ended June 30, 2003 and 2002, is as follows:

                                  Transportation    Utility                  Government      Corporate
                                    Information   Information     Banking     Software       and Elim-
(In Thousands)                       Services       Services     Services     Services        inations         Total
---------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 2003
   Total Revenues                    $  8,501      $  3,147      $  3,796      $  1,829       $   (126)      $ 17,147
   Net Income                             812           439           994            (6)            --          2,239
   Total Assets                       265,783        69,416       298,592         7,013        (47,754)       593,050
   Goodwill                               223            --            --         2,927             --          3,150
   Other intangibles, net                  --            --            --         1,691            379          2,070
Quarter Ended June 30, 2002
   Total Revenues                    $  8,596      $  2,599      $  3,873           N/A       $   (132)      $ 14,936
   Net Income                             851           337         1,043           N/A             --          2,231
   Total Assets                       293,469        56,516       278,673           N/A         (5,271)       623,387
   Goodwill                               223            --            --           N/A             --            223
   Other intangible assets, net            --            --            --           N/A            587            587
---------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2003
   Total Revenues                    $ 16,266      $  5,869      $  7,549      $  3,607       $   (253)      $ 33,038
   Net Income                             989           701         2,041            26             --          3,757
   Total Assets                       265,783        69,416       298,592         7,013        (47,754)       593,050
   Goodwill                               223            --            --         2,927             --          3,150
   Other intangible assets, net            --            --            --         1,691            379          2,070
Six Months Ended June 30, 2002
   Total Revenues                    $ 16,149      $  4,803      $  7,542           N/A       $   (276)      $ 28,218
   Net Income                           1,070           457         2,050           N/A             --          3,577
   Total Assets                       293,469        56,516       278,673           N/A         (5,271)       623,387
   Goodwill                               223            --            --           N/A             --            223
   Other intangibles, net                  --            --            --           N/A            587            587
---------------------------------------------------------------------------------------------------------------------

Note 7 - Intangible Assets

      The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended June 30, 2003 and December 31, 2002 are as follows:

(In Thousands)                                June 30, 2003    December 31, 2002
--------------------------------------------------------------------------------
Goodwill                                          $3,150           $  223

Customer list                                        795               --
Software                                             896               --
Minimum pension liability                            379              379
--------------------------------------------------------------------------------
     Other intangible assets, net                  2,070              379
--------------------------------------------------------------------------------
         Total intangible assets                  $5,220           $  602
--------------------------------------------------------------------------------

      The customer list and software are amortized over 15 years and 4 years, respectively. The minimum pension liability was recorded in accordance with SFAS 87, "Employers' Accounting for Pensions", which requires the Company to record an additional minimum pension liability by the amount that the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amount previously recorded and offset this liability by an intangible asset to the extent of previously unrecognized prior service costs. The liability and corresponding intangible asset are adjusted annually.

      Amortization of intangible assets amounted to $77,000 and $155,000 for the three and six-month periods ended June 30, 2003, respectively. There was no amortization of intangible assets recorded in 2002. Estimated amortization of intangibles over the next five years is as follows: $311,000 in 2003, 2004, 2005 and 2006 and $55,000 in 2007.

Note 8 - Equity Investments in Non-Marketable Securities

      During the quarter, the Company converted its $2,000,000 investment in a private imaging company from a convertible debenture into common stock. As part of the conversion, the Company committed to invest an additional $1,133,000 if certain conditions are met. As of June 30, 2003, the total investment of the Company in this entity was $2,433,000. The Company now has an effective 19.93% ownership interest in this entity and the Chairman and CEO of the Company maintains a seat on the entity's Board of Directors. No business has transacted between the companies during the six-month periods ended June 30, 2003 or 2002.

      The Company made its initial investment in 2001 through a convertible debenture. The business has since performed poorly and has recently received a commitment of an additional $3,000,000 from a new non-affiliated majority owner, in addition to the Company's additional commitment. The new majority owner is currently in the process of stabilizing the business and improving its financial performance. The primary condition for any additional investment by the Company is the amount of the new majority owner's actual financial investment. Should the full amount of such commitment not materialize or the business fail to meet its objectives, the Company's investment could be subject to future impairment.

      The Company accounts for this investment, along with its other non-marketable equity investments, under the cost method. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether any declines in fair value of its investments are other than temporary. In performing this evaluation, the Company considers various factors including any decline in market price, where available, the investee's financial condition, results of operations, operating trends and other financial ratios.

Note 9 - Commitments and Contingencies

      The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2003, no amounts have been accrued for any estimated losses for these instruments.

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

      The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters of credit at June 30, 2003:

                                    Amount of Commitment Expiration per Period
                                    ------------------------------------------
                                              Less than       1-3          4-5
(In Thousands)                     Total        1 year       Years        Years
--------------------------------------------------------------------------------
Unused loan commitments           $24,222      $19,222      $ 5,000      $    --
Standby letters of credit           4,746        3,236        1,447           63
Commercial letters of credit          439          439           --           --

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

Consolidation of Subsidiary

      On January 2, 2001, the Bank foreclosed on certain operating assets relating to one borrower in order to protect its financial interests. This borrower was a software company that provided the public sector with integrated financial, property and human resource management systems. The Bank sold these assets to a wholly owned subsidiary, Government e-Management Solutions, Inc.
(GEMS) and invested in and stabilized this business. From the date of foreclosure through December 31, 2002 these assets were accounted for as a foreclosed asset held for sale. Statement of Financial Accounting Standards SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", adopted by the Company on January 1, 2002, requires that if certain criteria are not met for long-lived asset (disposal) groups classified as held for sale by the end of the fiscal year in which SFAS 144 is initially applied, the related long-lived assets shall be reclassified as held and used. Therefore, as of January 1, 2003, the Company has reclassified the foreclosed assets relating to GEMS as held and used and consolidated its operations into those of the Company.

Results of Operations

      The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2003 (the "Second Quarter of 2003") compared to the three-month period ended June 30, 2002 (the "Second Quarter of 2002") and the six-month period ended June 30, 2003 ("First Half of 2003") compared to the six-month period ended June 30, 2002 ("First Half of 2002"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2002 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2003 are not necessarily indicative of the results to be attained for any other period.

Net Income

      The Company's net income was $2,239,000 for the Second Quarter of 2003, an $8,000 or .4% increase compared to net income of $2,231,000 for the Second Quarter of 2002. The Company's net income was $3,757,000 for the First Half of 2003, an $180,000 or 5.0% increase compared to net income of $3,577,000 for the First Half of 2002. Diluted earnings per share were $.66 for both the Second Quarter of 2003 and the Second Quarter of 2002. Diluted earnings per share were $1.11 for the First Half of 2003, a 4.7% increase compared to $1.06 for the First Half of 2002. Payment and processing revenue increased $748,000, or 12.2% during the Second Quarter of 2003 compared to the Second Quarter of 2002. Gains from the sales of securities in the investment portfolio increased $418,000 during this period. These increases however, were mostly offset by a decrease of $949,000, or 12.8% in net interest income due to the dramatic decline in the general level of interest rates during the past year resulting in the modest increase in net income. The increase in net income for the First Half of 2003 over the First Half of 2002 was due to these same factors, although a $2,166,000 increase in payment and processing revenue alone was more than enough to offset the $1,638,000 decrease in net interest income resulting in the 5.0% increase in net income over the prior year. Return on average assets for both the Second Quarter of 2003 and 2002 was 1.51%. Return on average assets for the First Half of 2003 was 1.28% compared with 1.22% for the First Half of 2002. Return on average equity for the Second Quarter of 2003 was 14.74% compared to 16.00% for the Second Quarter of 2002. Return on average equity for the First Half of 2003 was 12.45% compared with 12.96% for the First Half of 2002.

Net Interest Income

Second Quarter of 2003 compared to Second Quarter of 2002:

      The Company's tax-equivalent net interest income decreased 15.3% or $1,214,000 from $7,914,000 to $6,700,000. Average earning assets decreased 1.5% or $8,196,000 from $543,006,000 to $534,810,000. The tax-equivalent net interest margin decreased from 5.85% to 5.02%. The average tax-equivalent yield on earning assets decreased from 6.28% to 5.36%. The average rate paid on interest-bearing liabilities decreased from 1.61% to 1.28%.

      The average balances of loans increased $38,525,000 from $396,927,000 to $435,452,000, investment in debt and equity securities, at amortized cost, decreased $63,477,000 from $118,116,000 to $54,639,000, and federal funds sold and other short-term investments increased $16,756,000 from $27,963,000 to $44,719,000. The average balance of noninterest-bearing demand deposit accounts decreased $3,762,000 from $99,180,000 to $95,418,000, interest-bearing liabilities decreased $6,450,000 from $145,624,000 to $139,174,000 and accounts and drafts payable increased $3,879,000 from $286,279,000 to $290,158,000.

      The increase in average loan balances during this period was primarily attributable to the Bank's marketing efforts, both in the commercial and church and church-related areas. The decrease in debt and equity securities and increase in federal funds sold and other short-term investments reflects management's asset allocation decisions given projected liquidity requirements, market interest rates and the attractiveness of alternative investments. The decrease in interest-bearing liabilities is primarily due to existing customers maintaining lower balances in savings and money market deposit accounts and shifting funds to higher yielding accounts, both within the Bank, creating an increase in time deposits, and outside the Bank, resulting in lower overall deposits. Time deposits also increased as a result of a certificate of deposit promotion. The moderate increase in average accounts and drafts payable relates to increases in invoice dollars paid reduced by a decrease in the amount of time funds were held by the Company for investment.

      The decreases experienced during the Second Quarter of 2003 in net interest income and the net interest margin were due primarily to the decline in the general level of interest rates. The Company partially mitigated the effects of this decline in interest rates by increasing loan balances, which is one of the Company's highest yielding earning assets. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. For more information please refer to the tables on pages 13 through 16.

First Half of 2003 compared to the First Half of 2002:

      The Company's tax-equivalent net interest income decreased 12.0% or $1,854,000 from $15,493,000 to $13,639,000. Average earning assets decreased 1.0% or $5,367,000 from $539,931,000 to $534,564,000. The tax-equivalent net interest margin decreased from 5.79% to 5.15%. The average tax-equivalent yield on earning assets decreased from 6.21% to 5.49%. The average rate paid on interest-bearing liabilities decreased from 1.64% to 1.30%.

      The average balances of loans increased $44,582,000 from $390,198,000 to $434,780,000, investment in debt and equity securities, at amortized cost, decreased $56,654,000 from $117,014,000 to $60,360,000, and federal funds sold and other short-term investments increased $6,705,000 from $32,719,000 to $39,424,000. The average balance of noninterest bearing demand deposit accounts decreased $6,602,000 from $101,753,000 to $95,151,000, accounts and drafts payable increased $2,371,000 from $286,565,000 to $288,936,000, and interest-bearing liabilities increased $285,000 from $140,048,000 to $140,333,000.

      The increases and decreases experienced in earning assets and funding sources during the First Half of 2003 were attributable to the same factors as those described for the second quarter, except for interest bearing deposits. The average balance of interest bearing deposits increased slightly in the First Half of 2003 compared with the First Half of 2002 although there was a shift from demand and savings deposits to time deposits as new and existing customers shifted funds to the higher yielding deposit accounts.

      The decreases experienced during the First Half of 2002 in net interest income and the net interest margin were also caused primarily by decreases in the general level of interest rates. For more information please refer to the table on pages 14 through 16.

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

                                                       Second Quarter 2003                   Second Quarter 2002
                                                       -------------------                   -------------------
                                                             Interest                              Interest
                                               Average       Income/      Yield/      Average      Income/     Yield/
(Dollars in thousands)                         Balance       Expense       Rate       Balance      Expense      Rate
---------------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                                $ 429,749     $   6,248     5.83%     $ 390,838     $   6,485      6.66%
       Tax-exempt (4)                             5,703           108     7.60          6,089           115      7.58
   Debt and equity securities (5):
       Taxable                                   22,806           133     2.34         73,035         1,008      5.54
       Tax-exempt (4)                            31,833           529     6.67         45,081           772      6.87
   Federal funds sold and other
     short-term investments                      44,719           126     1.13         27,963           119      1.71
---------------------------------------------------------------------------------------------------------------------
Total earning assets                            534,810         7,144     5.36        543,006         8,499      6.28
Nonearning assets:
   Cash and due from banks                       20,398                                24,245
   Premises and equipment, net                   15,236                                16,399
   Foreclosed assets                              1,134                                 5,499
   Other assets                                  27,514                                 8,559
   Allowance for loan losses                     (5,390)                               (5,002)
---------------------------------------------------------------------------------------------------------------------
Total assets                                  $ 593,702                             $ 592,706
---------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                                 $  51,014     $     104      .82%     $  59,356     $     166      1.12%

Savings deposits                                 35,962            81      .90         46,406           151      1.31
   Time deposits of
     $100 or more                                42,913           203     1.90         30,410           200      2.64
   Other time deposits                            8,184            51     2.50          5,543            46      3.33
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                 138,073           439     1.28        141,715           563      1.59
   Short-term borrowings                          1,101             5     1.82          3,909            22      2.26
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                  139,174           444     1.28        145,624           585      1.61
Noninterest-bearing liabilities:
   Demand deposits                               95,418                                99,180
   Accounts and drafts payable                  290,158                               286,279
   Other liabilities                              8,029                                 5,708
---------------------------------------------------------------------------------------------------------------------
Total liabilities                               532,779                               536,791
Shareholders' equity                             60,923                                55,915
Total liabilities and
   shareholders' equity                       $ 593,702                             $ 592,706
---------------------------------------------------------------------------------------------------------------------
Net interest income                                         $   6,700                             $   7,914
Interest spread                                                           4.08%                                  4.67%
Net interest margin                                                       5.02%                                  5.85%
---------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2002 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $24,000 and $202,000 for the Second Quarter of 2003 and 2002, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $215,000 and $300,000 for the Second Quarter of 2003 and 2002, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                     First Half of 2003                   First Half of 2002
                                                     ------------------                   ------------------
                                                           Interest                            Interest
                                             Average       Income/    Yield/     Average       Income/   Yield/
(Dollars in thousands)                       Balance       Expense     Rate      Balance       Expense    Rate
---------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                              $ 429,054     $  12,593    5.92%    $ 384,087     $  12,636    6.63%
       Tax-exempt (4)                           5,726           216    7.61         6,111           230    7.59
   Debt and equity securities (5):
       Taxable                                 24,685           321    2.62        79,585         2,203    5.58
       Tax-exempt (4)                          35,675         1,187    6.71        37,429         1,281    6.90
   Federal funds sold and other
     short-term investments                    39,424           226    1.16        32,719           279    1.72
---------------------------------------------------------------------------------------------------------------
Total earning assets                          534,564        14,543    5.49       539,931        16,629    6.21
Nonearning assets:
   Cash and due from banks                     19,691                              23,662
   Premises and equipment, net                 15,533                              16,497
   Foreclosed assets                            1,066                               5,453
   Other assets                                27,006                               9,002
   Allowance for loan losses                   (5,359)                             (4,972)
---------------------------------------------------------------------------------------------------------------
Total assets                                $ 592,501                           $ 589,573
---------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                               $  52,885     $     221     .84%    $  59,623     $     344    1.16%
   Savings deposits                            35,868           163     .92        45,929           307    1.35
   Time deposits of
     $100 or more                              42,790           416    1.96        27,026           366    2.73
   Other time deposits                          6,957            90    2.61         5,198            94    3.65
---------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               138,500           890    1.30       137,776         1,111    1.63
   Short-term borrowings                        1,833            14    1.54         2,272            25    2.22
---------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                140,333           904    1.30       140,048         1,136    1.64
Noninterest-bearing liabilities:
   Demand deposits                             95,151                             101,753
   Accounts and drafts payable                288,936                             286,565
   Other liabilities                            7,225                               5,551
---------------------------------------------------------------------------------------------------------------
Total liabilities                             531,645                             533,917
Shareholders' equity                           60,856                              55,656
Total liabilities and
   shareholders' equity                     $ 592,501                           $ 589,573
---------------------------------------------------------------------------------------------------------------
Net interest income                                       $  13,639                           $  15,493
Interest spread                                                        4.19%                               4.57%
Net interest margin                                                    5.15%                               5.79%
---------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2002 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $35,000 and $258,000 for the First Half of 2003 and 2002, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $475,000 and $511,000 for the First Half of 2003 and 2002, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                         Second Quarter
                                                         2003 Over 2002
                                                -------------------------------
(In Thousands)                                  Volume        Rate       Total
--------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                    $   610     $  (847)    $  (237)
     Tax-exempt (3)                                  (7)         --          (7)
   Debt and equity securities:
     Taxable                                       (476)       (399)       (875)
     Tax-exempt (3)                                (221)        (22)       (243)
   Federal funds sold and other
     short-term investments                          56         (49)          7
--------------------------------------------------------------------------------
Total interest income                               (38)     (1,317)     (1,355)
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                 (21)        (41)        (62)
   Savings deposits                                 (30)        (40)        (70)
   Time deposits of $100 or more                     69         (66)          3
   Other time deposits                               18         (13)          5
   Short-term borrowings                            (13)         (4)        (17)
--------------------------------------------------------------------------------
Total interest expense                               23        (164)       (141)
--------------------------------------------------------------------------------
Net interest income                             $   (60)    $(1,154)    $(1,214)
--------------------------------------------------------------------------------

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

                                                           First Half
                                                         2003 Over 2002
                                                -------------------------------
(In Thousands)                                   Volume       Rate        Total
--------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                    $ 1,396     $(1,439)    $   (43)
     Tax-exempt (3)                                 (15)          1         (14)
   Debt and equity securities:
     Taxable                                     (1,064)       (818)     (1,882)
     Tax-exempt (3)                                 (59)        (35)        (93)
   Federal funds sold and other
     short-term investments                          50        (103)        (53)
--------------------------------------------------------------------------------
Total interest income                               308      (2,394)     (2,086)
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                 (36)        (87)       (123)
   Savings deposits                                 (59)        (85)       (144)
   Time deposits of $100 or more                    173        (123)         50
   Other time deposits                               27         (31)         (4)
   Short-term borrowings                             (4)         (7)        (11)
--------------------------------------------------------------------------------
Total interest expense                              101        (333)       (232)
--------------------------------------------------------------------------------
Net interest income                             $   207     $(2,060)    $(1,854)
--------------------------------------------------------------------------------

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Allowance and Provision for Loan Losses

      A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was no provision made for loan losses during the Second Quarter of 2003 and a $180,000 provision made in the Second Quarter of 2002. There was a $90,000 provision made during the First Half of 2003 and a $270,000 provision made during the First Half of 2002. Net loans recovered for the Second Quarter of 2003 were $6,000 compared to net loans charged off of $77,000 for the Second Quarter of 2002. Net loans recovered for the First Half of 2003 were $10,000 compared with net loans charged off of $67,000 for the First Half of 2002. The provision for loan losses can vary over time based on an ongoing assessment of the adequacy of the allowance for loan losses.

      The allowance for loan losses at June 30, 2003 was $5,393,000 and at December 31, 2002 was $5,293,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2003 and December 31, 2002 was 1.22%. Nonperforming loans were $1,727,000 or .39% of total loans at June 30, 2003 compared to $9,194,000 or 2.12% of total loans at December 31, 2002. The decrease from December 31, 2002 is primarily due to two loans totaling $4,252,000 that were renegotiated in 2002 that are currently performing under their new terms and two loans totaling $4,891,000 that were contractually past due over 90 days at year-end and were fully paid-off during the First Quarter of 2003.

      At June 30, 2003, impaired loans totaled $8,398,000, which included $1,206,000 of nonaccrual loans compared with impaired loans at December 31, 2002 of $12,188,000, which included $51,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $1,123,000 at June 30, 2003. The decrease in impaired loans from December 31, 2002 relates primarily to the decrease in loans contractually past due over 90 days as explained in the previous paragraph. The current balance of $4,229,000 of loans renegotiated in 2002, as explained in the previous paragraph, relates to two borrowers and although currently performing, are still considered impaired by management. The remaining balance of impaired loans relates to several other borrowers. One represents a borrower that has an outstanding balance of $1,476,000, which is collateralized by all business assets and has been current on all payments. This borrower has experienced financial difficulties due to general economic conditions. Should its condition not improve, a shortfall in collection of the full principal balance could result. The probable shortfall has been specifically reserved for in the allowance for loan losses. A second borrower has an outstanding balance of $783,000 collateralized by real estate and has a SBA guarantee. There has been delinquency in loan payments due to slower than expected lease-up of real estate property. Another borrower with an outstanding balance of $675,000 is current under the loan terms, but is going through a liquidation of assets. This loan is secured by the borrower's inventory, but management believes that there may be a shortfall in collecting the full principal balance of the loan upon liquidation and therefore has specifically reserved for the expected shortfall. The remaining balance is made up of smaller loans, one with a balance of $481,000 that was renegotiated in the First Quarter of 2003 and is current under the new terms of the agreement.

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

Summary of Asset Quality

      The following table presents information as of and for the three and six-month periods ended June 30, 2003 and 2002 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                Three Months Ended            Six Months Ended
                                                                      June 30                     June 30
                                                            ------------------------     ------------------------
(Dollars in Thousands)                                         2003            2002         2003           2002
-----------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                            $   5,387      $   5,006     $   5,293      $   4,906

Provision charged to expense                                       --            180            90            270

     Loans charged off                                             --             95             2             95
     Recoveries on loans previously charged off                     6             18            12             28
-----------------------------------------------------------------------------------------------------------------
Net loans (recoverd) charged-off                                   (6)            77           (10)            67

Allowance at end of period                                  $   5,393      $   5,109     $   5,393      $   5,109
-----------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 435,452      $ 396,927     $ 434,780      $ 390,198
     June 30                                                  443,621        412,628       443,621        412,628
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.24%          1.29%         1.24%          1.31%
     June 30                                                     1.22           1.24          1.22           1.24
Nonperforming loans:
     Nonaccrual loans                                       $   1,206      $     454     $   1,206      $     454
     Loans past due 90 days or more                                40             22            40             22
     Renegotiated loans                                           481            174           481            174
-----------------------------------------------------------------------------------------------------------------
     Total non performing loans                             $   1,727      $     650     $   1,727      $     650
     Other impaired loans                                   $   6,671      $   4,404     $   6,671      $   4,404
     Foreclosed assets                                      $   1,154      $   5,814     $   1,154      $   5,814
-----------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                .40%           .16%          .40%           .17%
-----------------------------------------------------------------------------------------------------------------

      Foreclosed assets at June 30, 2002 includes $5,102,000 related to operating assets of one business, which was foreclosed on by the Bank on January 2, 2001. This entity, Government e-Management Solutions, Inc.(GEMS), is a software company that provides the public sector with integrated financial, property and human resource management systems. As explained earlier, under the provision of SFAS 144, this group of assets was reclassified effective January 1, 2003 and the related operations have been consolidated into those of the Company.

      The Bank currently has two properties which it is carrying as other real estate owned at what management believes to be fair value less cost to sell. The first property was foreclosed on August 8, 2001 and is recorded at $858,000 and the second property was foreclosed on December 19, 2002 and is recorded at $296,000.

Noninterest Income

      Noninterest income is principally derived from payment and processing fees. Processing volumes related to these fees for the three and six-month periods ended June 30, 2003 and 2002 are as follows:

                                                 Three Months Ended                   Six Months Ended
                                                       June 30                             June 30
                                        ---------------------------------    ---------------------------------
                                                                      %                                    %
(In Thousands)                             2003          2002      Change       2003          2002      Change
--------------------------------------------------------------------------------------------------------------
Transportation Information Services:
   Invoice Bill Volume                       5,810         5,316     9.3%        11,476        10,275    11.7%
   Invoice Dollar Volume                $2,154,256    $1,886,067    14.2%    $4,208,168    $3,727,704    12.9%

Utility Information Services:
   Invoice Transaction Volume                1,116           845    32.1%         2,149         1,607    33.7%
   Invoice Dollar Volume                   788,714    $  589,295    33.8%    $1,614,075    $1,193,662    35.2%

      Total noninterest income for the Second Quarter of 2003 was $10,662,000, a $3,160,000 or 42.1% increase compared with the Second Quarter of 2002. Total noninterest income for the First Half of 2003 was $19,964,000, a 47.8% increase over the First Half of 2002. The Company's freight and utility payment and processing fees for the Second Quarter of 2003 were $6,870,000, a $748,000 or 12.2% increase compared to the Second Quarter of 2002. Fees generated from the Transportation Information Services Division in the Second Quarter of 2003 were $4,669,000, a $247,000 or 5.6% increase compared to the Second Quarter of 2002. Processing fees from the Utility Information Services Division in the Second Quarter of 2003 were $2,201,000, a $501,000 or 29.5% increase compared to the Second Quarter of 2002. Payment and processing fees for the First Half of 2003 were $13,839,000, a $2,166,000 or 18.6% increase compared to the First Half of 2002. Fees generated from the Transportation Information Services Division for the First Half of 2003 were $9,639,000, a $1,084,000 or 12.7% increase compared to the First Half of 2002. Processing fees from the Utility Information Services Division for the First Half of 2003 were $4,200,000, a $1,082,000 or 34.7% increase compared to the First Half of 2002. The increases in fees from the Transportation Information Services Division during the First Quarter and First Half of 2003 were due to new customers and new services. The increases in fees from the Utility Information Services Division were primarily due to the addition of new customers from the marketing efforts of this new segment.

      The consolidation of GEMS resulted in $1,829,000 of additional noninterest income for the Second Quarter of 2003 and $3,607,000 for the First Half of 2003. As explained earlier, the operating results of this wholly owned subsidiary were consolidated on January 1, 2003. Bank service fees for the Second Quarter of 2003 were $465,000, a $41,000 or 9.7% increase compared to the Second Quarter of 2002. Bank service fees for the First Half of 2003 were $891,000, a $55,000 or 6.6% increase compared with the First Half of 2002.

      Gains on the sales of investment securities for the Second Quarter and First Half of 2003 were $1,362,000, a $418,000 or 44.3% increase over the Second Quarter and First Half of 2002. The fair value of securities sold in the Second Quarter and First Half of 2003 were $24,534,000 and for the Second Quarter and First Half of 2002 were $52,238,000. The sales of securities were transacted to adjust the portfolio to reflect the changes in the interest rate environment and growth in the loan portfolio during the past two years and to offset the loss in interest income due to the dramatic decline in the general level of interest rates.

      Other noninterest income increased $124,000 from $12,000 in the Second Quarter of 2002 to $136,000 in the Second Quarter of 2003. Other noninterest income for the First Half of 2003 increased $212,000 from $53,000 in the First Half of 2002 to $265,000 in the First Half of 2003. This increase is primarily due to income recognized from the increase in the cash surrender value of bank owned life insurance purchased by the Company in the Third Quarter of 2002.

Noninterest Expense

      Total noninterest expense for the Second Quarter of 2003 increased $2,158,000 or 18.4% compared to the Second Quarter of 2002 and increased $4,611,000 or 20.0% in the First Half of 2003 over 2002. Of these increases, the consolidation of GEMS contributed $1,786,000 for the quarter and $3,464,000 for the half. Excluding the GEMS consolidation, total noninterest expense increased 3.2% for the quarter and 5.0% for the half.

      Salaries and benefits expense for the Second Quarter of 2003 increased $1,503,000 or 19.0% over the same period last year and increased $3,249,000 or 21.0% for the First Half of 2003 over 2002. Of these increases, the consolidation of GEMS amounted to $1,000,000 for the quarter $2,023,000 for the half. The remaining increases were due primarily to an increase in staff in both the transportation and utility processing divisions due to an increase in production and to increases in health, worker's compensation and short-term disability insurance expenses.

      Occupancy expense for the Second Quarter of 2003 increased $73,000 or 19.0% compared to the Second Quarter of 2002 and increased $145,000 or 19.4% in the First Half of 2003 over 2002. Of these increases, $58,000 relates to the consolidation of GEMS for the quarter and $116,000 for the half. The remaining increases relate primarily to real estate taxes and the maintenance and repair of premises.

      Equipment expense for the Second Quarter of 2003 increased $6,000 compared to the Second Quarter of 2002 and increased $78,000 or 3.5% in the First Half of 2003 over 2002. Increases in equipment expenses related to the consolidation of GEMS were $96,000 for the quarter and $201,000 in the half. The increases related to the consolidation were offset by decreases in computer equipment maintenance from the consolidation of equipment within the transportation processing division and lower depreciation and amortization on equipment and computer software.

      Other noninterest expenses for the Second Quarter of 2003 increased $576,000 or 24.9% compared to the Second Quarter of 2002 and increased $1,139,000 or 24.9% in the First Half of 2003 over 2002. The consolidation of GEMS contributed $632,000 for the quarter and $1,124,000 for the half. Included in the other noninterest expenses of GEMS is the amortization of customer list and software intangible assets of $77,000 for the quarter and $155,000 for the half. Excluding the affect of the GEMS consolidation, these expenses remained relatively flat.

      Income tax expense for the Second Quarter of 2003 increased $45,000 or 4.5% compared to the Second Quarter of 2002 and increased $29,000 or 1.8% for the First Half of 2003 over 2002. The effective tax rate for the Second Quarter of 2003 was 32% compared with 31% in the Second Quarter of 2002 and was 30% for the First Half of 2003 compared to 31% for the First Half of 2002. The primary reason for the increase in the effective tax rate for the Second Quarter of 2003 was due to the reduction of the Company's investment in tax-exempt securities. Since the decrease in the investment in tax-exempt securities occurred in the Second Quarter of 2003 the effective tax rate for First Half of 2003 did not have the full effect of this reduction.

Financial Condition

      Total assets at June 30, 2003 were $593,050,000, an increase of $20,817,000 or 3.6% from December 31, 2002. Loans, net of the allowance for loan losses, at June 30, 2003 were $438,228,000, an increase of $8,832,000 or 2.1%
from December 31, 2002. Total investments in debt and equity securities at June 30, 2003 were $39,351,000, a $30,020,000 or 43.3% decrease from December 31,
2002. Federal funds sold and other short-term investments at June 30, 2003 were $43,693,000 a $37,966,000 increase from December 31, 2002.

      Total deposits at June 30, 2003 were $253,315,000, a $9,797,000 or 4.0%
increase from December 31, 2002. Accounts and drafts payable were $269,142,000, a $45,521,000 or 20.4% increase from December 31, 2002. Short-term borrowings at June 30, 2003 were $18,000, a $37,420,000 decrease from December 31, 2002. Total shareholders' equity at June 30, 2003 was $61,831,000, a $785,000 or 1.3%
increase from December 31, 2002.

      The increase in loans relates primarily to the Bank's marketing efforts. The decrease in debt and equity securities relates to the sale of $24,534,000 of securities in the Second Quarter of 2003 and the maturing of securities during the First Half of 2003. The reduction in securities contributed to an increase in federal funds sold and other short-term investments. The increase in deposits was primarily due to the Bank's promotional efforts in the Second Quarter of 2003. The ending balances of accounts and drafts payable increased due to both the fact that these balances will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued and due to special funding arrangements the Company made with a few large customers at year-end. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables on pages 13 through 15). The increase in total shareholders' equity resulted from net income of $3,757,000; cash received from the exercise of stock options of $236,000; the tax benefit received from the exercise of stock options of $173,000; and the amortization of the stock bonus plan of $25,000; offset by dividends paid of $1,414,000 ($.42 per share); purchase of treasury shares of $1,764,000 (59,237 shares) and the decrease in other comprehensive income of $228,000.

Liquidity and Capital Resources

      The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds were $70,425,000 at June 30, 2003, an increase of $40,419,000 or 134.7% from December
31, 2002. At June 30, 2003 these assets represented 11.9% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

      Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $39,351,000 at June 30, 2003, a decrease of $30,020,000 or 43.3% from December 31, 2002.
These assets represented 6.6% of total assets at June 30, 2003. Of this total, 47% were state and municipal securities, 38% were mortgage-backed securities, 12% were U.S. government agencies and 3% were other securities. Of the total portfolio, 25% matures in less than one year, 30% matures in one to five years and 45% matures in five or more years. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities and the ability to use these securities in conjunction with repurchase lines of credit.

      The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $33,000,000. Additionally, the Company maintains secured lines of credit at unaffiliated financial institutions in the maximum amount of $57,708,000.

      The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

      Net cash provided by operating activities totaled $7,040,000 for the First Half of 2003, compared to $4,977,000 for the First Half of 2002. Net cash provided by investing activities was $18,423,000 for the First Half of 2003, compared with net cash used of $4,843,000 for the First Half of 2002. Net cash provided by financing activities for the First Half of 2003 was $14,956,000, compared with $17,413,000 for the First Half of 2002. The increase in net cash provided by operating activities relates primarily to the consolidation of GEMS. Net cash provided by investing activities in the First Half of 2003 compared with net cash used in the First Half of 2002 relates primarily to the purchase of debt and equity securities and a larger increase in loan balances in the First Half of 2002. These increases in cash used in investing activities were partially offset by an increase in the amount of securities sold and maturing in the First Half of 2002. The decrease in net cash provided by financing activities in the First Half of 2003 relates primarily to the decrease in short-term borrowings, which was offset by an increase in deposits and an increase in accounts and drafts payable.

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

      The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 2003 and December 31, 2002:

June 30, 2003                                              Amount         Ratio
--------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $61,418,000       12.11%
         Cass Commercial Bank                            29,852,000       11.46
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $56,025,000       11.05%
         Cass Commercial Bank                            26,739,000       10.27
Tier I capital (to average assets)
         Cass Information Systems, Inc.                 $56,025,000        9.53%
         Cass Commercial Bank                            26,739,000        9.26
--------------------------------------------------------------------------------
December 31, 2002                                          Amount         Ratio
--------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $59,625,000       12.07%
         Cass Commercial Bank                            27,425,000       10.94
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $54,332,000       11.00%
         Cass Commercial Bank                            24,412,000        9.74
Tier I capital (to average assets)
         Cass Information Systems, Inc.                 $54,332,000        9.16%
         Cass Commercial Bank                            24,412,000        8.98
--------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2003 has changed materially from that at December 31, 2002.

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

      None

ITEM 3. DEFAULTS IN SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of the shareholders of Cass Information Systems, Inc. held on April 21, 2003, the following proposals were voted on and approved:

      The following is a summary of votes cast. No broker non-votes were received.

      1.Proposal to elect four Directors for a term
        of three years ending 2006;
                                                                          Withheld
                                                           For            Authority
                                                        ---------         ---------
        Robert J. Bodine                                2,490,410          74,744
        Thomas J. Fucoloro                              2,490,205          74,949
        Harry J. Krieg                                  2,490,410          74,744
        Howard A. Kuehner                               2,490,410          74,744

      2.Proposal to ratify the selection of KPMG LLP
        as independent accountants for 2003.
                                                           For             Against         Abstain
                                                        ---------          -------         -------
                                                        2,551,704           2,542           10,908

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports of Form 8-K

            The Company filed a report on Form 8-K under Items 7 and 9 dated April 21, 2003, reporting the announcement of the Company's earnings for the first quarter of 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CASS INFORMATION SYSTEMS, INC.


DATE: August 8, 2003                 By      /s/ Lawrence A. Collett
                                        ----------------------------------------
                                                 Lawrence A. Collett
                                        Chairman and Chief Executive Officer


DATE: August 8, 2003                 By        /s/ Eric H. Brunngraber
                                        ----------------------------------------
                                                   Eric H. Brunngraber
                                                 Vice President-Secretary
                                        (Chief Financial and Accounting Officer)