Form 10-Q
period 2003-09-30
CASS INFORMATION SYSTEMS INC
filed 2003-11-12
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2003
                           Commission File No. 2-80070

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

                               Yes |_|     No |X|

      The number of shares outstanding of registrant's only class of stock as of November 10, 2003: Common stock, par value $.50 per share - 3,335,512 shares outstanding.

--------------------------------------------------------------------------------
      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

      Item 1. CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets
                September 30, 2003 (unaudited) and December 31, 2002 .........................................    3

              Consolidated Statements of Income
                Three and nine months ended September 30, 2003 and 2002 (unaudited) ..........................    4

              Consolidated Statements of Cash Flows
                Nine months ended September 30, 2003 and 2002 (unaudited) ....................................    5

              Notes to Consolidated Financial Statements (unaudited) .........................................    6

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS ....................................................................   11

      Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....................................   22

      Item 4. CONTROLS AND PROCEDURES ........................................................................   22

PART II - Other Information - Items 1. - 6. ..................................................................   23

      SIGNATURES .............................................................................................   24

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors which may cause future performance to vary from expected performance summarized in the future looking statements, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: the failure to successfully execute our corporate plan, the loss of key personnel or inability to attract additional qualified personnel, the loss of key customers, increased competition, the inability to remain current with rapid technological change, risks related to acquisitions, risks associated with business cycles and fluctuations in interest rates, utility and system interruptions or processing errors, rules and regulations governing financial institutions and changes in such rules and regulations, credit risk related to borrowers' ability to repay loans, concentration of loans to certain segments such as commercial enterprises, churches and borrowers in the St. Louis area which creates risks associated with adverse factors that may affect these groups and volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                   September 30    December 31
                                                                       2003           2002
Assets
Cash and due from banks                                             $  24,603       $  24,279
Federal funds sold and other short-term investments                    65,175           5,727
                                                                    ---------       ---------
     Cash and cash equivalents                                         89,778          30,006
                                                                    ---------       ---------
Investment in debt and equity securities
     available-for-sale, at fair value                                 56,316          69,371

Loans                                                                 450,977         434,689
     Less: Allowance for loan losses                                    5,399           5,293
                                                                    ---------       ---------
         Loans, net                                                   445,578         429,396
                                                                    ---------       ---------
Premises and equipment, net                                            14,196          15,359
Bank owned life insurance                                              10,590          10,178
Goodwill                                                                3,150             223
Other intangible assets, net                                            1,992             379
Other assets                                                           15,230          17,321
                                                                    ---------       ---------
           Total assets                                             $ 636,830       $ 572,233
                                                                    =========       =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                            $ 108,340       $ 109,352
     Interest-bearing                                                 161,289         134,166
                                                                    ---------       ---------
         Total deposits                                               269,629         243,518
Accounts and drafts payable                                           295,706         223,621
Short-term borrowings                                                       7          37,438
Other liabilities                                                       8,634           6,610
                                                                    ---------       ---------
         Total liabilities                                            573,976         511,187
                                                                    ---------       ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                 --              --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and
   4,160,110 shares issued                                              2,080           2,080
Additional paid-in capital                                              8,466           8,466
Retained earnings                                                      68,271          64,607
Common shares in treasury, at cost (824,598 shares at
   September 30, 2003 and 796,278 shares at December 31, 2002)        (16,442)        (15,275)
Unamortized stock bonus awards                                           (145)            (25)
Accumulated other comprehensive income                                    624           1,193
                                                                    ---------       ---------
         Total shareholders' equity                                    62,854          61,046
                                                                    ---------       ---------
           Total liabilities and shareholders' equity               $ 636,830       $ 572,233
                                                                    =========       =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30                   September 30
                                                         --------------------------     --------------------------
                                                             2003           2002            2003           2002
Noninterest Income:
Freight and utility payment and processing revenue       $     7,308    $     6,279     $    21,147    $    17,952
Software revenue                                               2,221             --           5,871             --
Bank service fees                                                464            403           1,355          1,239
Gains (losses) on sales of investment securities, net             92             (2)          1,454            942
Other                                                            215             76             480            129
                                                         -----------    -----------     -----------    -----------
       Total noninterest income                               10,300          6,756          30,307         20,262
                                                         -----------    -----------     -----------    -----------

Interest Income:
Interest and fees on loans                                     6,403          6,753          19,138         19,541
Interest and dividends on debt and equity securities:
     Taxable                                                      91            377             412          2,580
     Exempt from federal income taxes                            282            527           1,068          1,375
Interest on federal funds sold and
   other short-term investments                                  187            206             413            485
                                                         -----------    -----------     -----------    -----------
       Total interest income                                   6,963          7,863          21,031         23,981
                                                         -----------    -----------     -----------    -----------

Interest Expense:
Interest on deposits                                             449            575           1,339          1,686
Interest on short-term borrowings                                 --              4              14             29
                                                         -----------    -----------     -----------    -----------
       Total interest expense                                    449            579           1,353          1,715
                                                         -----------    -----------     -----------    -----------
         Net interest income                                   6,514          7,284          19,678         22,266
Provision for loan losses                                         --             90              90            360
                                                         -----------    -----------     -----------    -----------
         Net interest income after provision
           for loan losses                                     6,514          7,194          19,588         21,906
                                                         -----------    -----------     -----------    -----------

Noninterest Expense:
Salaries and employee benefits                                 9,274          7,847          28,026         23,350
Occupancy expense                                                447            367           1,340          1,115
Equipment expense                                              1,068          1,037           3,350          3,241
Other                                                          3,068          2,242           8,832          6,824
                                                         -----------    -----------     -----------    -----------
       Total noninterest expense                              13,857         11,493          41,548         34,530
                                                         -----------    -----------     -----------    -----------
         Income before income tax expense                      2,957          2,457           8,347          7,638
Income tax expense                                               935            683           2,568          2,287
                                                         -----------    -----------     -----------    -----------
         Net income                                      $     2,022    $     1,774     $     5,779    $     5,351
                                                         ===========    ===========     ===========    ===========

Earnings per share*:
         Basic                                           $       .61    $       .53     $      1.73    $      1.60
         Diluted                                         $       .60    $       .52     $      1.71    $      1.58

Weighted average shares outstanding*:
         Basic                                             3,327,989      3,362,047       3,347,816      3,361,531
         Effect of dilutive stock options and awards          35,037         20,869          33,052         21,596
         Diluted                                           3,363,026      3,382,916       3,380,868      3,383,127

* Earnings per share and weighted average shares outstanding for three and nine months ended September 30, 2002 have been restated to reflect the 5% stock dividend distributed in December 2002.

      See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                             Nine Months Ended
                                                                               September 30
                                                                           ---------------------
                                                                             2003         2002
Cash Flows From Operating Activities:
Net income                                                                 $  5,779     $  5,351
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                          3,495        2,905
       Provision for loan losses                                                 90          360
       Amortization of stock bonus awards                                        41           18
       Tax benefit from exercise of stock option and bonus awards               176          186
       Increase in accrued interest receivable                                 (326)        (133)
       Increase in deferred income                                            1,565           --
       Deferred income tax (benefit) expense                                   (757)       1,104
       Increase (decrease) in income tax liability                            1,154         (511)
       Increase (decrease) in pension liability                                 959         (833)
       Gains on sales of investment securities, net                          (1,454)        (942)
       Change in other assets                                                   234       (2,102)
       Change in other liabilities                                           (1,605)       1,819
       Other operating activities, net                                            8          (49)
                                                                           --------     --------
       Net cash provided by operating activities                              9,359        7,173
                                                                           --------     --------

Cash Flows From Investing Activities:
Proceeds from sales of debt securities available-for-sale                    37,831       52,870
Proceeds from maturities of debt and equity securities
   available-for-sale                                                        15,145       27,786
Purchase of debt and equity securities available-for-sale                   (39,813)     (73,850)
Net increase in loans                                                       (18,272)     (35,083)
Purchases of premises and equipment, net                                     (1,625)      (2,011)
Purchase of bank owned life insurance                                            --      (10,000)
                                                                           --------     --------
         Net cash used in investing activities                               (6,734)     (40,288)
                                                                           --------     --------

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                          (1,012)     (17,022)
Net increase (decrease) in interest-bearing demand and savings deposits         669      (18,283)
Net increase in time deposits                                                26,454       27,305
Net increase (decrease) in accounts and drafts payable                       72,085      (14,247)
Net (decrease) increase in short-term borrowings                            (37,431)       4,800
Cash proceeds from exercise of stock options                                    260          348
Cash dividends paid                                                          (2,114)      (1,922)
Purchase of common shares for treasury                                       (1,764)        (383)
                                                                           --------     --------
         Net cash provided by (used in) financing activities                 57,147      (19,404)
                                                                           --------     --------
Net increase (decrease) in cash and cash equivalents                         59,772      (52,519)
Cash and cash equivalents at beginning of period                             30,006       99,855
                                                                           --------     --------
Cash and cash equivalents at end of period                                 $ 89,778     $ 47,336
                                                                           ========     ========

Supplemental information:

         Cash paid for interest                                            $  1,349     $  1,704
         Cash paid for income taxes                                           1,652        2,356
         Transfer of loans to other equity investments                        2,000           --

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of Cass Information Systems, Inc. ("the Company") for the year ended December 31, 2002.

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

      The Company maintains two stock-based compensation plans, a stock bonus plan and a stock option plan. Upon issuance of shares in the stock bonus plan a contra shareholders' equity amount is recorded for the fair value of the shares at the time of issuance and this amount is amortized to expense over the three-year vesting period. The stock option plan is accounted for under APB 25, "Accounting for Stock Issued to Employees," and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148. An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The required disclosure provisions of SFAS 123, as amended by SFAS 148, are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were no options granted in the Third Quarter of 2003 or 2002. For the First Nine Months of 2003 there were 14,130 options granted and no options granted in the First Nine Months of 2002. The following table presents the effect on earnings and diluted earnings per share for the periods ended September 30, 2003 and 2002:

                                                          Three Months Ended           Nine Months Ended
                                                             September 30                September 30
                                                       -----------------------     -----------------------
(In Thousands, except per share data)                     2003          2002          2003          2002
==========================================================================================================
Net income:
     As reported                                       $   2,022     $   1,774     $   5,779     $   5,351
     Add: Stock based compensation expense
       included in reported net income, net of tax            11             4            27            12
     Less: Stock based compensation expense
       determined under the fair value based method
       for all awards, net of tax                            (22)          (15)          (60)          (46)
----------------------------------------------------------------------------------------------------------
Pro forma net income                                   $   2,011     $   1,763     $   5,746     $   5,317
----------------------------------------------------------------------------------------------------------
     Net income per common share:
     Basic, as reported                                $     .61     $     .53     $    1.73     $    1.60
     Basic, proforma                                         .61           .52          1.72          1.58

     Diluted, as reported                                    .60           .52          1.71          1.58
     Diluted, proforma                                       .60           .52          1.70          1.57
----------------------------------------------------------------------------------------------------------

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51". This interpretation establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning June 15, 2003. However on October 8, 2003, the FASB deferred the implementation date of FIN 46, for those VIE's in existence prior to February 1, 2003, until the first period ending after December 15, 2003. The Company is currently not a primary beneficiary of a VIE and therefore adoption of FIN 46 is not expected to have a material impact on the consolidated financial statements.

      In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The Company currently does not have any instruments that fall within the scope of SFAS 150 and therefore the adoption of SFAS 150 did not have a material impact on its consolidated financial statements.

Note 3 - Loans by Type

(In Thousands)                          September 30, 2003     December 31, 2002
================================================================================
Commercial and industrial                    $103,503              $101,116
Real estate:
   Mortgage                                   186,000               176,667
   Mortgage - Churches & Related              115,402               105,458
   Construction                                 1,558                 3,101
   Construction - Churches & Related           33,724                36,074
Industrial revenue bonds                        5,643                 5,773
Installment                                     1,937                 1,918
Other                                           3,210                 4,582
--------------------------------------------------------------------------------
Total loans                                  $450,977              $434,689
================================================================================

Note 4 - Stock Repurchases

      The Company maintains a treasury stock buyback program and as of September 30, 2003 was authorized by the Board of Directors to repurchase up to 100,000 shares of its common stock. The Company repurchased 59,237 shares for $1,764,000 for the nine months ended September 30, 2003 and repurchased 15,664 shares for $383,000 during the nine months ended September 30, 2002. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

      For the three and nine month periods ended September 30, 2003 and 2002, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 is summarized as follows:

                                                                       Three Months Ended     Nine Months Ended
                                                                          September 30           September 30
                                                                      -------------------    -------------------
(In Thousands)                                                          2003        2002       2003        2002
================================================================================================================
Net Income                                                            $ 2,022     $ 1,774    $ 5,779     $ 5,351

Other comprehensive income:

     Net unrealized (loss) gain on debt and equity
       securities available-for-sale, net of tax                         (280)      1,066        391       1,927

     Less: reclassification adjustment for realized (gains) losses on sales of debt and equity securities, available-for-sale,
       included in net income, net of tax                                 (61)          1       (960)       (622)
----------------------------------------------------------------------------------------------------------------
       Total other comprehensive (loss) income                           (341)      1,067       (569)      1,305
----------------------------------------------------------------------------------------------------------------
         Total comprehensive income                                   $ 1,681     $ 2,841    $ 5,210     $ 6,656
----------------------------------------------------------------------------------------------------------------

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

      Summarized information about the Company's operations in each industry segment for the three and nine month periods ended September 30, 2003 and 2002, is as follows:

                                      Transportation     Utility                    Government      Corporate
                                        Information    Information      Banking      Software       and Elim-
(In Thousands)                           Services       Services       Services      Services       inations        Total
==========================================================================================================================
Quarter Ended September 30, 2003
   Total Revenues:
     Revenue from customers              $  8,072       $  3,282      $    3,239    $    2,221     $      --     $  16,814
     Intersegment revenue                       7              4             369            --          (380)           --
   Net Income                                 518            499             903           102            --         2,022
   Total Assets                           261,728         68,845         302,461         7,134        (3,338)      636,830
   Goodwill                                   223             --              --         2,927            --         3,150
   Other Intangible Assets, Net                --             --              --         1,613           379         1,992
Quarter Ended September 30, 2002
   Total Revenues:
     Revenue from customers              $  7,969       $  2,549      $    3,432           N/A     $      --     $  13,950
     Intersegment revenue                      (3)            (1)            386           N/A          (382)           --
   Net Income                                 377            345           1,052           N/A            --         1,774
   Total Assets                           252,878         65,601         277,853           N/A        (7,573)      588,759
   Goodwill                                   223             --              --           N/A            --           223
   Other Intangible Assets, Net                --             --              --           N/A           587           587
--------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2003
   Total Revenues:
     Revenue from customers              $ 24,632       $  9,225      $   10,167       $ 5,871     $      --     $  49,895
     Intersegment revenue                     111             30             989            --        (1,130)           --
   Net Income                               1,507          1,200           2,944           128            --         5,779
   Total Assets                           261,728         68,845         302,461         7,134        (3,338)      636,830
   Goodwill                                   223             --              --         2,927            --         3,150
   Other Intangible Assets, Net                --             --              --         1,613           379         1,992
Nine Months Ended September 30, 2002
   Total Revenues:
     Revenue from customers              $ 24,661       $  7,364      $   10,143           N/A     $      --     $  42,168
     Intersegment revenue                     (81)           (18)          1,217           N/A        (1,118)           --
   Net Income                               1,447            802           3,102           N/A            --         5,351
   Total Assets                           252,878         65,601         277,853           N/A        (7,573)      588,759
   Goodwill                                   223             --              --           N/A            --           223
   Other Intangible Assets, Net                --             --              --           N/A           587           587
--------------------------------------------------------------------------------------------------------------------------

Note 7 - Intangible Assets

      The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended September 30, 2003 and December 31, 2002 are as follows:

(In Thousands)                            September 30, 2003   December 31, 2002
================================================================================
Goodwill                                       $3,150               $  223

Customer list                                     781                   --
Software                                          832                   --
Minimum pension liability                         379                  379
--------------------------------------------------------------------------------
     Other intangible assets, net               1,992                  379
--------------------------------------------------------------------------------
         Total intangible assets               $5,142               $  602
--------------------------------------------------------------------------------

      The increase in goodwill, customer list and software relates to the consolidation of GEMS, which is further discussed in Item 2 on page 12 of this report. The customer list and software are amortized over 15 years and 4 years, respectively. The minimum pension liability was recorded in accordance with SFAS 87, "Employers' Accounting for Pensions", which requires the Company to record an additional minimum pension liability by the amount that the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amount previously recorded and offset this liability by an intangible asset to the extent of previously unrecognized prior service costs. The liability and corresponding intangible asset are adjusted annually.

      Amortization of intangible assets amounted to $78,000 and $233,000 for the three and nine-month periods ended September 30, 2003, respectively. There was no amortization of intangible assets recorded in 2002. Estimated amortization of intangibles over the next five years is as follows: $311,000 in 2003, 2004, 2005 and 2006 and $55,000 in 2007.

Note 8 - Equity Investments in Non-Marketable Securities

      During the second quarter of 2003, the Company converted its $2,000,000 investment in a private imaging company from a convertible debenture into common stock. As part of the conversion, the Company committed to invest an additional $1,100,000 if certain conditions are met. As of September 30, 2003, the total investment of the Company in this entity was $2,708,000 and is included in other assets in the accompanying consolidated balance sheets. The Company now has an effective 19.93% ownership interest in this entity and the Chairman and CEO of the Company is a member of the entity's Board of Directors. No business has been transacted between the companies during the nine-month periods ended September 30, 2003 or 2002.

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

Note 9 - Commitments and Contingencies

      The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2003, no amounts have been accrued for any estimated losses for these instruments.

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

      The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters of credit at September 30, 2003:

                                                      Amount of Commitment Expiration per Period
                                                      ------------------------------------------
                                                                Less than         Over 1-3      Over 3-5
(In Thousands)                                 Total              1 year            Years         Years
========================================================================================================
Unused loan commitments                       $24,701            $18,301           $6,400         $ --
Standby letters of credit                       4,451              4,215              173           63
Commercial letters of credit                      402                402               --           --

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

      In addition, management evaluates certain long-term assets such as premises and equipment, goodwill, investments and foreclosed assets for impairment. Generally, recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. Assets held for sale are carried at the lower of cost or fair value less costs to sell. The application of this policy also requires significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Results of Operations

      The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2003 (the "Third Quarter of 2003") compared to the three-month period ended September 30, 2002 (the "Third Quarter of 2002") and the nine-month period ended September 30, 2003 ("First Nine Months of 2003") compared to the nine-month period ended September 30, 2002 ("First Nine Months of 2002"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2002 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2003 are not necessarily indicative of the results to be attained for any other period.

      The Company's net income was $2,022,000 for the Third Quarter of 2003, a $248,000 or 14.0% increase compared to net income of $1,774,000 for the Third Quarter of 2002. The Company's net income was $5,779,000 for the First Nine Months of 2003, a $428,000 or 8.0% increase compared to net income of $5,351,000 for the First Nine Months of 2002. Diluted earnings per share were $.60 for the Third Quarter of 2003, a 15.4% increase compared to $.52 for the Third Quarter of 2002. Diluted earnings per share were $1.71 for the First Nine Months of 2003, an 8.2% increase compared to $1.58 for the First Nine Months of 2002. Return on average assets for the Third Quarter of 2003 was 1.26% compared with 1.18% for the Third Quarter of 2002. Return on average assets for the First Nine Months of 2003 was 1.27% compared with 1.21% for the First Nine Months of 2002. Return on average equity for the Third Quarter of 2003 was 13.11% compared to 12.16% for the Third Quarter of 2002. Return on average equity for the First Nine Months of 2003 was 12.67% compared with 12.68% for the First Nine Months of 2002.

Noninterest Income

      Noninterest income is principally derived from payment and processing fees. Processing volumes related to these fees for the three and nine-month periods ended September 30, 2003 and 2002 are as follows:

                                                    Three Months Ended                        Nine Months Ended
                                                       September 30                              September 30
                                         ------------------------------------     --------------------------------------
                                                                          %                                         %
(In Thousands)                               2003           2002       Change         2003            2002        Change
=============================================================================     ======================================
Transportation Information Services:
   Invoice Bill Volume                        5,882          5,639       4.3%         17,358          15,914        9.1%
   Invoice Dollar Volume                 $2,208,878     $1,989,867      11.0%     $6,417,046      $5,717,571       12.2%
   Payment and Processing Fees               $4,886         $4,542       7.6%        $14,525         $13,097       10.9%

Utility Information Services:
   Invoice Transaction Volume                 1,218            870      40.0%          3,367           2,477       35.9%
   Invoice Dollar Volume                   $878,998       $725,695      21.1%     $2,493,073      $1,919,357       29.9%
   Payment and Processing Fees               $2,422         $1,737      39.4%         $6,622          $4,855       36.4%

      The increases in fees from the Transportation Information Services Division during the Third Quarter and First Nine Months of 2003 were due to new customers and new services. The increases in fees from the Utility Information Services Division were primarily due to the addition of new customers from the marketing efforts of this new segment.

      The consolidation of GEMS resulted in $2,221,000 of additional noninterest income for the Third Quarter of 2003 and $5,871,000 for the First Nine Months of 2003. As explained earlier, the operating results of this wholly owned subsidiary were consolidated on January 1, 2003. Bank service fees for the Third Quarter of 2003 were $464,000, a $61,000 or 15.1% increase compared to the Third Quarter of 2002. Bank service fees for the First Nine Months of 2003 were $1,355,000, an $116,000 or 9.4% increase compared with the First Nine Months of 2002.

      Gains on the sales of investment securities for the Third Quarter of 2003 were $92,000 compared with a net loss of $2,000 in Third Quarter of 2002. Gains for the First Nine Months of 2003 were $1,454,000, a $512,000 or 54.4% increase over the First Nine Months of 2002. The fair value of securities sold in the Third Quarter of 2003 was $13,297,000 and for the Third Quarter of 2002 was $633,000. The fair value of securities sold in the First Nine Months of 2003 was $37,831,000 and for the First Nine Months of 2002 was $52,870,000. The sales of securities were transacted to adjust the portfolio to reflect the changes in the interest rate environment and growth in the loan portfolio during the past two years and to offset the loss in interest income due to the dramatic decline in the general level of interest rates.

      Other noninterest income increased $139,000 from $76,000 in the Third Quarter of 2002 to $215,000 in the Third Quarter of 2003. Other noninterest income for the First Nine Months of 2003 increased $351,000 from $129,000 in the First Nine Months of 2002 to $480,000 in the First Nine Months of 2003. This increase is primarily due to income recognized from the increase in the cash surrender value of bank owned life insurance purchased by the Company in the Third Quarter of 2002.

Net Interest Income

Third Quarter of 2003 compared to Third Quarter of 2002:

      The Company's tax-equivalent net interest income decreased 11.8% or $899,000 from $7,593,000 to $6,694,000. Average earning assets increased 6.1% or $33,108,000 from $542,929,000 to $576,037,000. The tax-equivalent net interest margin decreased from 5.55% to 4.61%. The average tax-equivalent yield on earning assets decreased from 5.97% to 4.92%. The average rate paid on interest-bearing liabilities decreased from 1.61% to 1.14%.

      The average balances of loans increased $34,034,000 from $414,378,000 to $448,412,000, investment in debt and equity securities, at amortized cost, decreased $34,484,000 from $80,582,000 to $46,098,000, and federal funds sold and other short-term investments increased $33,558,000 from $47,969,000 to $81,527,000. The average balance of noninterest-bearing demand deposit accounts increased $6,142,000 from $97,317,000 to $103,459,000, interest-bearing liabilities increased $13,875,000 from $142,304,000 to $156,179,000 and accounts and drafts payable increased $10,696,000 from $295,138,000 to $305,834,000.

      The increase in average loan balances during this period was primarily attributable to the Bank's marketing efforts, both in the commercial and church and church-related areas. The decrease in debt and equity securities and increase in federal funds sold and other short-term investments reflects management's asset allocation decisions given projected liquidity requirements, market interest rates and the attractiveness of alternative investments. The increase in interest-bearing liabilities is primarily due to an increase in other time deposits as a result of a certificate of deposit promotion. The increase in average accounts and drafts payable relates to increases in invoice dollars paid, primarily from new business, reduced by a decrease in the amount of time funds were held by the Company for investment.

      The decreases experienced during the Third Quarter of 2003 in net interest income and the net interest margin were due primarily to the decline in the general level of interest rates. The Company partially mitigated the effects of this decline in interest rates by increasing loan balances, which is one of the Company's highest yielding earning assets. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is adversely affected by decreases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. For more information please refer to the tables on pages 14 through 17.

First Nine Months of 2003 compared to the First Nine Months of 2002:

      The Company's tax-equivalent net interest income decreased 11.9% or $2,753,000 from $23,086,000 to $20,333,000. Average earning assets increased 1.4% or $7,599,000 from $540,941,000 to $548,540,000. The tax-equivalent net interest margin decreased from 5.71% to 4.96%. The average tax-equivalent yield on earning assets decreased from 6.13% to 5.29%. The average rate paid on interest-bearing liabilities decreased from 1.63% to 1.24%.

      The average balances of loans increased $41,028,000 from $398,346,000 to $439,374,000, investment in debt and equity securities, at amortized cost, decreased $49,183,000 from $104,737,000 to $55,554,000, and federal funds sold and other short-term investments increased $15,754,000 from $37,858,000 to $53,612,000. The average balance of noninterest bearing demand deposit accounts decreased $2,314,000 from $100,265,000 to $97,951,000, accounts and drafts payable increased $5,177,000 from $289,454,000 to $294,631,000, and interest-bearing liabilities increased $4,864,000 from $140,808,000 to $145,672,000.

      The increases and decreases experienced in earning assets and funding sources during the First Nine Months of 2003 were attributable to the same factors as those described for the third quarter, except for noninterest-bearing deposits. The average balance of noninterest-bearing deposits decreased slightly in the First Nine Months of 2003 compared with the First Nine Months of 2002 due to a shift from demand and savings deposits to time deposits as new and existing customers shifted funds to higher yielding deposit accounts.

      The decreases experienced during the First Nine Months of 2003 in net interest income and the net interest margin were also caused primarily by decreases in the general level of interest rates. For more information please refer to the tables on pages 14 through 17.

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

                                                    Third Quarter 2003                      Third Quarter 2002
                                           ----------------------------------     ------------------------------------
                                                          Interest                              Interest
                                             Average       Income/     Yield/       Average      Income/        Yield/
(Dollars in thousands)                       Balance       Expense      Rate        Balance      Expense         Rate
======================================================================================================================
Assets(1)
Earning assets:
   Loans(2),(3):
       Taxable                             $ 442,753     $   6,332      5.67%     $  408,329    $   6,679        6.49%
       Tax-exempt(4)                           5,659           107      7.50           6,049          114        7.48

Debt and equity securities(5):
       Taxable                                19,598            91      1.84          33,709          377        4.44
       Tax-exempt(4)                          26,500           426      6.38          46,873          796        6.74
   Federal funds sold and other
     short-term investments                   81,527           187       .91          47,969          206        1.70
----------------------------------------------------------------------------------------------------------------------
Total earning assets                         576,037         7,143      4.92         542,929        8,172        5.97
Nonearning assets:
   Cash and due from banks                    20,133                                  24,121
   Premises and equipment, net                14,639                                  16,276
   Foreclosed assets                           1,154                                   5,623
   Other assets                               28,646                                  15,102
   Allowance for loan losses                  (5,397)                                 (5,142)
----------------------------------------------------------------------------------------------------------------------
Total assets                               $ 635,212                              $  598,909
----------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity(1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                              $  51,348     $      74       .57%     $   51,047    $     135        1.05%
Savings deposits                              36,985            61       .65          38,169          115        1.20
   Time deposits of
     $100 or more                             45,835           191      1.65          46,776          282        2.39
   Other time deposits                        22,011           123      2.22           5,701           43        2.99
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              156,179           449      1.14         141,693          575        1.61
   Short-term borrowings                          --            --       --              611            4        2.60
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                               156,179           449      1.14         142,304          579        1.61
Noninterest-bearing liabilities:
   Demand deposits                           103,459                                  97,317
   Accounts and drafts payable               305,834                                 295,138
   Other liabilities                           8,545                                   6,257
----------------------------------------------------------------------------------------------------------------------
Total liabilities                            574,017                                 541,016
Shareholders' equity                          61,195                                  57,893
Total liabilities and
   shareholders' equity                    $ 635,212                              $  598,909
----------------------------------------------------------------------------------------------------------------------
Net interest income                                      $   6,694                              $   7,593
Interest spread                                                         3.78%                                    4.36%
Net interest margin                                                     4.61%                                    5.55%
----------------------------------------------------------------------------------------------------------------------

(1).  Balances shown are daily averages.
(2). For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2002 Consolidated Financial Statements.
(3). Interest income on loans includes net loan fees of $26,000 and $101,000 for the Third Quarter of 2003 and 2002, respectively.
(4). Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $180,000 and $308,000 for the Third Quarter of 2003 and 2002, respectively.
(5). For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                 First Nine Months of 2003               First Nine Months of 2002
                                           ----------------------------------     ------------------------------------
                                                         Interest                                Interest
                                             Average      Income/      Yield/        Average      Income/       Yield/
(Dollars in thousands)                       Balance      Expense       Rate         Balance      Expense        Rate
======================================================================================================================
Assets(1)
Earning assets:
     Loans(2),(3):
       Taxable                             $ 433,670     $  18,925      5.83%     $  392,256    $  19,315        6.58%
       Tax-exempt(4)                           5,704           323      7.57           6,090          344        7.55

Debt and equity securities(5):
       Taxable                                22,971           412      2.40          64,125        2,580        5.38
       Tax-exempt(4)                          32,583         1,613      6.62          40,612        2,077        6.84
   Federal funds sold and other
     short-term investments                   53,612           413      1.03          37,858          485        1.71
----------------------------------------------------------------------------------------------------------------------
Total earning assets                         548,540        21,686      5.29         540,941       24,801        6.13
Nonearning assets:
   Cash and due from banks                    19,840                                  23,817
   Premises and equipment, net                15,232                                  16,423
   Foreclosed assets                           1,096                                   5,507
   Other assets                               27,559                                  11,060
   Allowance for loan losses                  (5,372)                                 (5,029)
----------------------------------------------------------------------------------------------------------------------
Total assets                               $ 606,895                              $  592,719
----------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity(1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                              $  52,367     $     295       .75%     $   56,733    $     479        1.13%
   Savings deposits                           36,244           224       .83          43,314          422        1.30
   Time deposits of
     $100 or more                             43,824           607      1.85          33,682          648        2.57
   Other time deposits                        12,022           213      2.37           5,367          137        3.41
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              144,457         1,339      1.24         139,096        1,686        1.62
   Short-term borrowings                       1,215            14      1.54           1,712           29        2.26
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                               145,672         1,353      1.24         140,808        1,715        1.63
Noninterest-bearing liabilities:
   Demand deposits                            97,951                                 100,265
   Accounts and drafts payable               294,631                                 289,454
   Other liabilities                           7,670                                   5,782
----------------------------------------------------------------------------------------------------------------------
Total liabilities                            545,924                                 536,309
Shareholders' equity                          60,971                                  56,410
Total liabilities and
   shareholders' equity                    $ 606,895                              $  592,719
----------------------------------------------------------------------------------------------------------------------
Net interest income                                      $  20,333                              $  23,086
Interest spread                                                         4.05%                                    4.50%
Net interest margin                                                     4.96%                                    5.71%
----------------------------------------------------------------------------------------------------------------------

(1).  Balances shown are daily averages.
(2). For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2002 Consolidated Financial Statements.
(3). Interest income on loans includes net loan fees of $61,000 and $359,000 for the First Nine Months of 2003 and 2002, respectively.
(4). Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $655,000 and $819,000 for the First Nine Months of 2003 and 2002, respectively.
(5). For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                         Third Quarter
                                                         2003 Over 2002
                                              ---------------------------------
(In Thousands)                                 Volume        Rate         Total
===============================================================================
Increase (decrease) in interest income:
   Loans(1),(2):
     Taxable                                  $   535      $  (882)     $  (347)
     Tax-exempt(3)                                 (7)          --           (7)
   Debt and equity securities:
     Taxable                                     (119)        (167)        (286)
     Tax-exempt(3)                               (330)         (40)        (370)
   Federal funds sold and other
     short-term investments                       104         (123)         (19)
-------------------------------------------------------------------------------
Total interest income                             183       (1,212)      (1,029)
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                 1          (62)         (61)
   Savings deposits                                (3)         (51)         (54)
   Time deposits of $100 or more                   (6)         (85)         (91)
   Other time deposits                             94          (14)          80
   Short-term borrowings                           (2)          (2)          (4)
-------------------------------------------------------------------------------
Total interest expense                             84         (214)        (130)
-------------------------------------------------------------------------------
Net interest income                           $    99      $  (998)     $  (899)
-------------------------------------------------------------------------------

(1).  Average balances include nonaccrual loans.
(2).  Interest income includes net loan fees.
(3). Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

                                                       First Nine Months
                                                        2003 Over 2002
                                              ---------------------------------
(In Thousands)                                 Volume        Rate        Total
===============================================================================
Increase (decrease) in interest income:
   Loans(1),(2):
     Taxable                                  $ 1,928      $(2,318)     $  (390)
     Tax-exempt(3)                                (22)           1          (21)
   Debt and equity securities:
     Taxable                                   (1,163)      (1,005)      (2,168)
     Tax-exempt(3)                               (399)         (65)        (464)
   Federal funds sold and other
     short-term investments                       161         (233)         (72)
-------------------------------------------------------------------------------
Total interest income                             505       (3,620)      (3,115)
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits               (35)        (149)        (184)
   Savings deposits                               (61)        (137)        (198)
   Time deposits of $100 or more                  167         (208)         (41)
   Other time deposits                            128          (52)          76
   Short-term borrowings                           (7)          (8)         (15)
-------------------------------------------------------------------------------
Total interest expense                            192         (554)        (362)
-------------------------------------------------------------------------------
Net interest income                           $   313      $(3,066)     $(2,753)
-------------------------------------------------------------------------------

(1).  Average balances include nonaccrual loans.
(2).  Interest income includes net loan fees.
(3). Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Allowance and Provision for Loan Losses

      A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was no provision made for loan losses during the Third Quarter of 2003 and a $90,000 provision made in the Third Quarter of 2002. There was a $90,000 provision made during the First Nine Months of 2003 and a $360,000 provision made during the First Nine Months of 2002. Net loans recovered for the Third Quarter of 2003 were $6,000 compared to $5,000 for the Third Quarter of 2002. Net loans recovered for the First Nine Months of 2003 were $16,000 compared with net loans charged off of $62,000 for the First Nine Months of 2002. The provision for loan losses can vary over time based on an ongoing assessment of the adequacy of the allowance for loan losses.

      The allowance for loan losses at September 30, 2003 was $5,399,000 and at December 31, 2002 was $5,293,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2003 was 1.20% and 1.22% at December 31, 2002. Nonperforming loans were $1,943,000 or .43% of total loans at September 30, 2003 compared to $9,194,000 or 2.12% of total loans at December 31, 2002. The decrease from December 31, 2002 is primarily due to two loans totaling $4,252,000 that were renegotiated in 2002 that are currently performing under their new terms and two loans totaling $4,891,000 that were contractually past due over 90 days at year-end and were fully paid-off during the First Quarter of 2003.

      At September 30, 2003, impaired loans totaled $8,350,000, which included $1,462,000 of nonaccrual loans compared with impaired loans at December 31, 2002 of $12,188,000, which included $51,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $1,122,000 at September 30, 2003. The decrease in impaired loans from December 31, 2002 relates primarily to the decrease in loans contractually past due over 90 days as explained in the previous paragraph. The current balance of $4,199,000 of loans renegotiated in 2002, as explained in the previous paragraph, relates to two borrowers and although currently performing, are still considered impaired by management. The remaining balance of impaired loans relates to several other borrowers. One represents a borrower that has an outstanding balance of $1,425,000, which is collateralized by all business assets and has been current on all payments. This borrower has experienced financial difficulties due to general economic conditions. Should its condition not improve, a shortfall in collection of the full principal balance could result. The probable shortfall has been specifically reserved for in the allowance for loan losses. A second borrower has an outstanding balance of $760,000 collateralized by real estate and has a SBA guarantee. There has been delinquency in loan payments due to slower than expected lease-up of real estate property. Another borrower with an outstanding balance of $635,000 is current under the loan terms, but is going through a liquidation of assets. This loan is secured by the borrower's inventory, but management believes that there may be a shortfall in collecting the full principal balance of the loan upon liquidation and therefore has specifically reserved for the expected shortfall. The remaining balance is made up of smaller loans, one with a balance of $481,000 that was renegotiated in the First Quarter of 2003 and is current under the new terms of the agreement.

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

Summary of Asset Quality

      The following table presents information as of and for the three and nine-month periods ended September 30, 2003 and 2002 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30                 September 30
                                                            ------------------------      ------------------------
(Dollars in Thousands)                                         2003           2002           2003           2002
==================================================================================================================
Allowance at beginning of period                            $   5,393      $   5,109      $   5,293      $   4,906

Provision charged to expense                                       --             90             90            360

     Loans charged off                                             --             --              2             95
     Recoveries on loans previously charged off                     6              5             18             33
------------------------------------------------------------------------------------------------------------------
Net loans (recovered) charged-off                                  (6)            (5)           (16)            62

Allowance at end of period                                  $   5,399      $   5,204      $   5,399      $   5,204
------------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 448,412      $ 414,378      $ 439,374      $ 398,346
     September 30                                             450,977        416,473        450,977        416,473
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.20%          1.26%          1.23%          1.31%
     September 30                                                1.20           1.25           1.20           1.25
Nonperforming loans:
     Nonaccrual loans                                       $   1,462      $     450      $   1,462      $     450
     Loans past due 90 days or more                                --          1,911             --          1,911
     Renegotiated loans                                           481            172            481            172
------------------------------------------------------------------------------------------------------------------
     Total non performing loans                             $   1,943      $   2,533      $   1,943      $   2,533
     Other impaired loans                                   $   6,407      $   4,978      $   6,407      $   4,978
     Foreclosed assets                                      $   1,154      $   5,911      $   1,154      $   5,911
------------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                .43%           .61%           .44%           .64%
==================================================================================================================

      Foreclosed assets at September 30, 2002 includes $5,315,000 related to operating assets of one business, which was foreclosed on by the Bank on January 2, 2001. This entity, Government e-Management Solutions, Inc. (GEMS), is a software company that provides the public sector with integrated financial, property and human resource management systems. As explained earlier, under the provision of SFAS 144, this group of assets was reclassified effective January 1, 2003 and the related operations have been consolidated into those of the Company.

      The Bank currently has two properties which it is carrying as other real estate owned at what management believes to be fair value less costs to sell. The first property was foreclosed on August 8, 2001 and is recorded at $858,000 and the second property was foreclosed on December 19, 2002 and is recorded at $296,000.

Noninterest Expense

      Total noninterest expense for the Third Quarter of 2003 increased $2,364,000 or 20.6% compared to the Third Quarter of 2002 and increased $7,018,000 or 20.3% in the First Nine Months of 2003 over 2002. Of these increases, the consolidation of GEMS contributed $2,016,000 for the quarter and $5,523,000 for the first nine months. Excluding the GEMS consolidation, total noninterest expense increased 3.0% for the quarter and 4.3% for the first nine months.

      Salaries and benefits expense for the Third Quarter of 2003 increased $1,427,000 or 18.2% over the same period last year and increased $4,676,000 or 20.0% for the First Nine Months of 2003 over 2002. Of these increases, the consolidation of GEMS amounted to $1,041,000 for the quarter $3,064,000 for the first nine months. The remaining increases were due primarily to an increase in staff in the utility processing division due to an increase in production and to increases in health, worker's compensation, pension and short-term disability insurance expenses.

      Occupancy expense for the Third Quarter of 2003 increased $80,000 or 21.8% compared to the Third Quarter of 2002 and increased $225,000 or 20.2% in the First Nine Months of 2003 over 2002. Of these increases, $59,000 relates to the consolidation of GEMS for the quarter and $175,000 for the first nine months. The remaining increases relate primarily to real estate taxes and the maintenance and repair of premises.

      Equipment expense for the Third Quarter of 2003 increased $31,000 compared to the Third Quarter of 2002 and increased $109,000 or 3.4% in the First Nine Months of 2003 over 2002. Increases in equipment expenses related to the consolidation of GEMS were $118,000 for the quarter and $320,000 in the first nine months. The increases related to the consolidation were offset by decreases in computer equipment maintenance from the consolidation of equipment within the transportation processing division and lower depreciation and amortization on equipment and computer software.

      Other noninterest expenses for the Third Quarter of 2003 increased $826,000 or 36.8% compared to the Third Quarter of 2002 and increased $2,008,000 or 29.4% in the First Nine Months of 2003 over 2002. The consolidation of GEMS contributed $798,000 for the quarter and $1,964,000 for the first nine months. Included in the other noninterest expenses of GEMS is the amortization of customer list and software intangible assets of $78,000 for the quarter and $233,000 for the first nine months. Excluding the affect of the GEMS consolidation, these expenses remained relatively flat for the Third Quarter and increased for the first nine months due to increases in consulting and legal fees.

      Income tax expense for the Third Quarter of 2003 increased $252,000 or 36.9% compared to the Third Quarter of 2002 and increased $281,000 or 12.3% for the First Nine Months of 2003 over 2002. The effective tax rate for the Third Quarter of 2003 was 32% compared with 28% in the Third Quarter of 2002 and was 31% for the First Nine Months of 2003 compared to 30% for the First Nine Months of 2002. The primary reason for the increase in the effective tax rate for the Third Quarter of 2003 was due to the reduction of the Company's investment in tax-exempt securities. Since the decrease in the investment in tax-exempt securities occurred in the Second Quarter of 2003 the effective tax rate for First Nine Months of 2003 did not have the full effect of this reduction.

Financial Condition

      Total assets at September 30, 2003 were $636,830,000, an increase of $64,597,000 or 11.3% from December 31, 2002. Loans, net of the allowance for loan losses, at September 30, 2003 were $445,578,000, an increase of $16,182,000 or 3.8% from December 31, 2002. Total investments in debt and equity securities at September 30, 2003 were $56,316,000, a $13,055,000 or 18.8% decrease from
December 31, 2002. Federal funds sold and other short-term investments at September 30, 2003 were $65,175,000 a $59,448,000 increase from December 31, 2002.

      Total deposits at September 30, 2003 were $269,629,000, a $26,111,000 or 10.7% increase from December 31, 2002. Accounts and drafts payable were $295,706,000, a $72,085,000 or 32.2% increase from December 31, 2002. Short-term borrowings at September 30, 2003 were $7,000, a $37,431,000 decrease from December 31, 2002. Total shareholders' equity at September 30, 2003 was $62,854,000, a $1,808,000 or 3.0% increase from December 31, 2002.

      The increase in loans relates primarily to the Bank's marketing efforts. The decrease in debt and equity securities relates to the sale of $37,831,000 of securities and the maturity $15,145,000 of securities during the First Nine Months of 2003. The reduction in securities contributed to an increase in federal funds sold and other short-term investments. The increase in deposits was primarily due to the Bank's promotional efforts in the Second Quarter of 2003. The ending balances of accounts and drafts payable increased due to both the fact that these balances will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued and due to special funding arrangements the Company made with a few large customers at year-end. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables on pages 14 through 16). The increase in total shareholders' equity resulted from net income of $5,779,000; cash received from the exercise of stock options of $260,000; the tax benefit received from the exercise of stock options of $176,000; and the amortization of the stock bonus plan of $41,000; offset by dividends paid of $2,114,000 ($.63 per share); purchase of treasury shares of $1,764,000 (59,237 shares); a decrease in other comprehensive income of $569,000 and $1,000 of other items.

Liquidity and Capital Resources

      The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds were $89,778,000 at September 30, 2003, an increase of $59,772,000 from December 31, 2002. At September 30, 2003 these assets represented 14.1% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

      Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $56,316,000 at September 30, 2003, a decrease of $13,055,000 or 18.8% from December 31, 2002. These assets represented 8.8% of total assets at September 30, 2003. Of this total, 73% were state and municipal securities, 20% were U.S. treasury securities, 6% were U.S. government agencies and 1% were other securities. Of the total portfolio, 14% matures in less than one year, 14% matures in one to five years and 72% matures in five or more years. The investment portfolio provides secondary liquidity through regularly scheduled maturities, the ability to sell securities and the ability to use these securities in conjunction with repurchase lines of credit.

      The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $33,000,000. Additionally, the Company maintains secured lines of credit at unaffiliated financial institutions in the maximum amount of $76,546,000.

      The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

      Net cash provided by operating activities totaled $9,359,000 for the First Nine Months of 2003, compared to $7,173,000 for the First Nine Months of 2002. Net cash used in investing activities was $6,734,000 for the First Nine Months of 2003, compared with $40,288,000 for the First Nine Months of 2002. Net cash provided by financing activities for the First Nine Months of 2003 was $57,147,000, compared with net cash used of $19,404,000 for the First Nine Months of 2002. The increase in net cash provided by operating activities relates primarily to the consolidation of GEMS. The decrease of net cash used in investing activities in the First Nine Months of 2003 relates to the purchase of more securities, a larger increase in loan balances and the purchase of bank owned life insurance in the First Nine Months of 2002. The increase in net cash provided by financing activities in the First Nine Months of 2003 over net cash used in 2002 relates to the increase of accounts and drafts payable balances and an increase in deposit balances in 2003 compared with a decrease in 2002. These increases were partially offset by a decrease in short-term borrowings.

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

      The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 2003 and December 31, 2002:

September 30, 2003                                       Amount           Ratio
--------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.               $62,866,000         12.09%
         Cass Commercial Bank                          30,941,000         11.89
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.               $57,467,000         11.05%
         Cass Commercial Bank                          27,822,000         10.69
Tier I capital (to average assets)
         Cass Information Systems, Inc.               $57,467,000          9.54%
         Cass Commercial Bank                          27,822,000          9.54
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2003 has changed materially from that at December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the SEC is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003 and based on their evaluation believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

      Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports of Form 8-K

            The Company filed a report on Form 8-K under Items 7 and 9 dated July 17, 2003, reporting the announcement of the Company's earnings for the second quarter of 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CASS INFORMATION SYSTEMS, INC.


DATE: November 10, 2003                 By     /s/ Lawrence A. Collett
                                           -------------------------------------
                                                 Lawrence A. Collett
                                          Chairman and Chief Executive Officer


DATE: November 10, 2003                 By      /s/ Eric H. Brunngraber
                                           -------------------------------------
                                                  Eric H. Brunngraber
                                               Vice President-Secretary
                                        (Chief Financial and Accounting Officer)