Form 10-K
period 2003-12-31
CASS INFORMATION SYSTEMS INC
filed 2004-03-17
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the fiscal period from __________ to ___________

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

                                 Yes |_| No |X|

      As of March 5, 2004, 3,679,452 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $87,125,000 based upon the Nasdaq Stock Market closing price of $31.84 for March 5, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2004 are incorporated by reference in
      Part III hereof.

                         CASS INFORMATION SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I.

Item 1.    BUSINESS .........................................................  1

Item 2.    PROPERTIES .......................................................  3

Item 3.    LEGAL PROCEEDINGS ................................................  4

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  4

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS ..............................................  4

Item 6.    SELECTED FINANCIAL DATA ..........................................  5

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ........................................  5

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....... 21

PART II.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................... 23

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE .............................. 47

Item 9A.   CONTROLS AND PROCEDURES .......................................... 47

PART III.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............... 47

Item 11.   EXECUTIVE COMPENSATION ........................................... 47

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS ....................... 47

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 47

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................... 47

PART IV.

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .. 48

           SIGNATURES ....................................................... 49

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors which may cause future performance to vary from expected performance summarized in the future-looking statements, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: the failure to successfully execute our corporate plan, the loss of key personnel or inability to attract additional qualified personnel, the loss of key customers, increased competition, the inability to remain current with rapid technological change, risks related to acquisitions, risks associated with business cycles and fluctuations in interest rates, utility and system interruptions or processing errors, rules and regulations governing financial institutions and changes in such rules and regulations, credit risk related to borrowers' ability to repay loans, concentration of loans to certain segments such as commercial enterprises, churches and borrowers in the St. Louis area which creates risks associated with adverse factors that may affect these groups and volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

                                     PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. ("Cass" or "the Company") is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides freight invoice rating, payment, audit, cost accounting and transportation information to many of the nation's largest companies. It is also a leading processor and payer of utility invoices in the United States, including electricity, gas, water, telecommunication and refuse collection. In addition, the Company, through its wholly-owned bank subsidiary, Cass Commercial Bank ("the Bank"), provides banking services in the commercial, industrial and residential areas it serves. Its primary focus is to support the Company's payment operations and provide banking services to its target markets, which include privately-owned businesses and churches and church-related ministries. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts and other cash management services. The Company, through its subsidiary, Government e-Management Solutions, Inc. ("GEMS"), also develops, licenses and installs integrated financial, property and human resource management systems to the public sector, primarily cities and counties. The principal offices of the Company are at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044. Other operating locations are in Columbus, Ohio and Boston, Massachusetts. The Bank's headquarters are also located at the Bridgeton location and operates four other branches in the St. Louis metropolitan area. GEMS' offices are located in St. Louis County, Missouri.

Company Strategy and Core Competencies

Cass is an information services company with a primary focus on processing payables and payables-related transactions for large United States corporations. Cass possesses four core competencies that envelop most of its processing services.

Data acquisition - This refers to the gathering of data elements from diverse, heterogeneous sources and the building of complete databases for our customers. Data is the raw material of the information economy. Cass gathers vital data from complex and diverse input documents, electronic media, proprietary databases and data feeds, including data acquired from vendor invoices as well as customer procurement and sales systems. Through its numerous methods of obtaining streams and pieces of raw data, Cass is able to assemble vital data into centralized data management systems and warehouses, thus producing an engine to create the power of information for managing critical corporate functions and processing systems.

Data management - Once data is assembled, Cass is able to utilize the power from derived information to produce significant savings and benefits for its clients. This information is used to integrate into customers' unique financial and accounting systems, eliminating the need for internal accounting processing and to provide internal and external support for these critical systems. Information is also used to produce management and exception reporting for operational control, feedback, planning assistance and performance measurement.

Information delivery - Receiving information in the right place at the right time and in the required format is paramount for business survival. Cass' information delivery solutions provide reports, digital images, data files and retrieval capabilities through the Internet or directly into customer internal systems. Cass' proprietary Internet management delivery system is the foundation for driving these critical functions. Transaction, operational, control, status and processing exception information are all delivered through this system creating an efficient, accessible and highly reliable asset for Cass customers.

Financial exchange - Since Cass is unique among its competition in that it owns a commercial bank, it is also able to manage the movement of funds from its customers to their suppliers. This is a distinguishing factor which clearly requires the processing capability, operating systems and financial integrity of a banking organization. Cass provides immediate, accurate, controlled and protected funds management and transfer system capabilities for all of its customers. Old and costly check processing and delivery mechanisms are replaced with more efficient electronic cash management and funds transfer systems. Funds are managed and protected by our top-rated financial institution.

Cass' core competencies allow it to perform the highest levels of transaction processing in an integrated, efficient and systematic approach. Not only is Cass able to process the transaction, it is also able to collect the data defining the transaction and effect the financial payment governing its terms.

Cass' shared business processes - Accounting, Human Resources and Technology - support its core competencies. Cass' accounting function provides the internal control systems to ensure the highest levels of accountability and protection for customers. Cass' human resources provide experienced people dedicated to streamlining business procedures and reducing expenses. Cass' technology is proven and reliable. The need to safeguard data and secure the efficiency, speed and timeliness that governs its business is a priority within the organization. The ability to leverage technology over its strategic units allows Cass the advantage of deploying technology in a proven and reliable manner without endangering clients' strategic business and system requirements.

These core competencies enhanced through shared business processes drive Cass' strategic business units. Building upon these foundations Cass continues to explore new business opportunities that leverage these competencies and processes.

Marketing, Customers and Competition

The Company is one of the largest firms in the freight bill payment industry in the United States based on the total dollars of freight bills paid and items processed. Competition consists of two primary competitors and numerous small freight bill audit firms located throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels.

The Company also competes with other companies, located throughout the United States, that pay utility bills and provide management reporting. Available data indicates that the Company is one of the largest providers of utility information processing and payment services. Due to the fact that this is a new market, the competitive environment for utility bill processing and payment is difficult to assess and is changing rapidly. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (ESP). The ESPs market the Company's services adding value with their unique auditing, consulting and technological capabilities. Many of Cass' services are customized with the ESPs, providing a full-featured solution without any development costs to the ESP.

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. Due to its ownership of a federally insured commercial bank, the Company is a bank holding corporation and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri and was approved by the Board of Governors of the Federal Reserve System in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. The Company's bank subsidiary encounters competition from other banks located throughout the St. Louis metropolitan area and other areas in which the Bank competes. Savings banks, credit unions, other financial institutions and non-bank providers of financial services also provide competition. The principal competition however, is represented by large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks.

The governmental software unit, GEMS, was acquired on January 2, 2001 when the Company's bank subsidiary foreclosed on the operating assets of a software company in order to protect its financial interests. The Bank sold these assets to a wholly owned subsidiary, and invested in and stabilized this business. From the date of foreclosure through December 31, 2002, these assets were accounted for as a foreclosed asset held for sale. On January 1, 2003, the Company reclassified the foreclosed assets relating to its software subsidiary, GEMS, from held for sale to held and used and consolidated its operations into those of the Company. GEMS markets its software applications and services to middle market cities and counties throughout the United States. GEMS competes with several competitors that market similar products to these governmental units. These firms compete on price, functionality and support. No one firm appears to have a dominant position in the marketplace.

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay(R), Transdata(R), TransInq(R), Ratemaker(R), Rate Advice(R), First Rate(R), Best Rate(R) and Rate Exchange(R). The Company and its subsidiaries are not dependent on any one customer for a significant portion of its business. It has a varied client base with no individual client exceeding 10% of total revenue. The Bank does however, target its services to privately-held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri and other selected cities located throughout the United States.

Employees

The Company and its subsidiaries had 633 full-time and 119 part-time employees as of December 31, 2003. Of these employees, the bank subsidiary had 64 full-time and 7 part-time employees and the bank's software subsidiary had 63 full-time and 3 part-time employees.

Supervision and Regulation

The Company and its bank subsidiary are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Missouri Division of Finance, the Federal Reserve Bank (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision and examination by the FRB. The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB. Bank regulatory agencies use Capital Adequacy Guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the agencies may force certain remedial action to be taken. The Capital Adequacy Guidelines are of several types and include risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; guidelines which consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a bank holding company may leverage its equity capital base. For further discussion of the capital adequacy guidelines and ratios, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, Note 2 of this report.

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

Website Availability of SEC Reports

Cass will, as soon as practicable after they are electronically filed with the Securities and Exchange Commission (SEC), make available free of charge on its website each of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports of Form 8-K, all amendments to those reports, and its definitive proxy statements. The address of Cass's website is: www.cassinfo.com. All reports filed with the SEC are available at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 21549 or for more information call the Public Reference Room at 1-800-SEC-0330. The SEC also makes all filed reports available on their website at www.sec.gov.

The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Financial Information about Segments

The revenues from external customers, net income (loss) and total assets by segment, for the three years ended December 31, 2003 are set forth in Item 8,
Note 15 of this report.

Statistical Disclosure by Bank Holding Companies

For the statistical disclosure by bank holding companies refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2. PROPERTIES

The Company's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri. This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space. In March 2001, the Company moved into a newly-owned production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. The Company operates an additional production facility in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through October 31, 2005.

Cass Commercial Bank's headquarters are also located at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044. The Bank leases approximately 20,500 square feet of the 61,500 square foot building. In addition, the Bank owns a banking facility near downtown St. Louis that consists of approximately 1,600 square feet with adjoining drive-up facilities. The Bank has additional leased facilities in Maryland Heights, Missouri (2,500 square feet); Fenton, Missouri (1,250 square feet) and Chesterfield, Missouri (2,850 square feet).

Government e-Management Solutions' headquarters are located at 121 Hunter Avenue
- Suite 100, St. Louis, Missouri, 63124. GEMS leases approximately 9,486 square feet.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol "CASS". As of March 5, 2004 there were 224 holders of record of the Company's common stock. High and low bid prices, as reported by Nasdaq and restated for stock dividends, for each quarter of 2003 and 2002 were as follows:

                                      2003                           2002
                                      ----                           ----
                                 High       Low                 High       Low
                                 ----       ---                 ----       ---
      1st  Quarter             $25.255    $22.183             $22.727    $20.009
      2nd  Quarter              30.455     23.364              22.615     20.779
      3rd  Quarter              30.773     25.782              23.160     19.524
      4th  Quarter              31.745     26.555              23.409     19.870

Cash dividends paid per share, restated for stock dividends, by the Company during the two most recent fiscal years were as follows:

                                                           2003             2002
                                                           ----             ----

      March 15                                            $.191            $.173
      June 15                                              .191             .173
      September 15                                         .191             .173
      December 15                                          .191             .191

Refer to Item 8 Notes 2 and 10 to the consolidated financial statements for additional shareholder information.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31, 2003. The selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands, except per share data)             2003             2002             2001              2000             1999
====================================================================================================================================
Fee revenue and other income                           $40,067          $28,030          $23,243           $21,114          $21,444
Interest income on loans (1)                            25,601           26,197           29,069            27,716           20,371
Interest income on debt and equity securities            2,033            4,733            4,323             5,264            4,722
Other interest income                                      609              687            2,790             4,085            5,782
   Total interest income                                28,243           31,617           36,182            37,065           30,875
Interest expense on deposits                             1,847            2,240            3,863             5,165            4,357
Interest expense on short-term borrowings                   14               33                9                20                9
     Total interest expense                              1,861            2,273            3,872             5,185            4,366
   Net interest income                                  26,382           29,344           32,310            31,880           26,509
Provision for loan losses                                  190              500               60               750               --
   Net interest income after provision                  26,192           28,844           32,250            31,130           26,509
Operating expense                                       54,904           46,575           44,729            41,236           38,344
   Income before income tax expense                     11,355           10,299           10,764            11,008            9,609
   Income tax expense                                    3,453            2,987            3,739             3,861            3,411
------------------------------------------------------------------------------------------------------------------------------------
      Net income                                        $7,902           $7,312           $7,025            $7,147           $6,198
====================================================================================================================================
Basic earnings per share (2)                             $2.15            $1.98            $1.88             $1.78            $1.42
Diluted  earnings per share (2)                           2.13             1.96             1.86              1.75             1.39
Dividends per share (2)                                   .764             .710             .693              .693             .658
Dividend payout ratio                                    35.61%           35.94%           36.71%            38.95%           46.61%
====================================================================================================================================
Average total assets                                  $620,801         $598,566         $572,724          $515,308         $491,450
Average net loans                                      438,072          399,018          371,367           323,515          254,353
Average debt and equity securities                      57,729           97,668           72,111            84,949           78,903
Average total deposits                                 249,951          240,640          214,954           186,684          190,661
Average total shareholders' equity                      61,346           57,300           54,929            54,308           57,118
====================================================================================================================================
Return on average total assets                            1.27%            1.22%            1.23%             1.39%            1.26%
Return on average total shareholders' equity             12.88            12.76            12.79             13.16            10.85
Average equity to assets ratio                            9.88             9.57             9.59             10.54            11.62
Equity to assets ratio at year-end                       10.13            10.67             9.22              9.33            11.29
Net interest margin                                       4.85             5.60             6.27              6.69             5.87
Allowance for loan losses to loans at year-end            1.17             1.22             1.29              1.32             1.54
Nonperforming assets to loans and foreclosed
   Assets                                                 1.12             3.50             1.60               .30              .15
Net loan (recoveries) charge-offs to average
   loans outstanding                                      (.01)             .03              .01               .04              .06
====================================================================================================================================

1.    Interest income on loans includes net loan fees.
2. Per share information has been restated to reflect the 10% stock dividend declared in February 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. provides payment and information processing services to national manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, and Boston, Massachusetts. The Company's services include freight invoice rating, payment processing, auditing, and the generation of cost accounting and transportation information. Cass also processes and pays utility invoices, including electricity, gas and telecommunications. Cass extracts, stores and presents information from freight and utility invoices, assisting our customers' transportation and energy managers in making decisions that will enable them to improve their operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through its St Louis, Missouri based bank subsidiary, provides banking services in the St Louis metropolitan area and other selected cities in the United States. In addition to supporting the Company's payment operations, it also provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries. The Company, through the Bank's subsidiary, GEMS, also develops and licenses integrated financial, property and human resource management systems to the public sector.

The specific payment and information processing services provided to each customer are developed individually to meet each customer's specific requirements. These requirements can vary greatly from customer to customer. In addition, the degree of automation such as electronic data interchange (EDI), imaging, and web-enhanced solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will influence revenue and profitability however, such as changes in the general level of interest rates which has a significant affect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest expense on its deposits. The Bank also assesses fees on other services such as cash management services. GEMS earns most of its revenue from the license of its enterprise software solutions and its installation and maintenance services.

Industry-wide factors that impact the Company include the acceptance by large corporations of the outsourcing of key business functions such as freight and utility payment. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs and the deregulation of energy costs. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of our loan portfolio. The general level of interest rates has a significant effect on the revenue of the Company. Finally, the general fiscal condition of the counties and municipalities that can benefit from GEMS' enterprise software can impact licenses sold and related revenue.

Currently, management views Cass' major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining our lead in applied technology, which, when combined with the security and processing controls of the Company's Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue in 2004. The low level of interest rates has had a significant negative impact on net income over the past few years. While management doesn't anticipate that these rates will rise in the near term, the Company is well positioned to take advantage of rising rates when they occur. Management is pleased with the growth in software revenue generated by GEMS and is making additional investments to continue this trend. Management intends to continue to refine risk management practices, monitor and manage the quality of the loan portfolio and maintain a strong financial and liquidity position.

Critical Accounting Policies

The Company has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, they have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management's estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect all segments of the Company with the exception of governmental software services. The impact and associated risks related to these policies on our business operations are discussed in the " Allowance and Provision for Loan Losses" section of this report.

Impairment of Assets. Management periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets, internally developed software and investments in private equity securities for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. Assets held for sale are carried at the lower of cost or fair value less costs to sell. These policies affect all segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Results of Operations

The results of 2003 compared to 2002 include the following significant items:

      Payment and processing fees increased $3,818,000 or 16% to $28,440,000 as the number of transactions processed increased 2,993,000 or 12% to 27,977,000. This increase was driven by the expansion of the Company's customer base and number of services provided as well as an increase in national freight activity during the second half of the year.

      Net interest income after provision for loan losses decreased $2,652,000 or 9% to $26,192,000 due to the dramatic decline in interest rates during the past few years. This decline occurred despite the fact that total loans, typically our highest-yielding asset for any given maturity, grew $34,343,000 or 8% to $469,032,000 and average earning assets grew $19,060,000 or 4% to $563,071,000. The growth in average earning assets was derived from both increases in deposits and accounts and drafts payable. Gains from the sale of securities were comparable to last year, $1,454,000 in 2003 and $1,477,000 in 2002.

      On January 1, 2003, the Company reclassified the foreclosed assets relating to its software subsidiary, GEMS, from held for sale to held and used and consolidated its operations into those of the Bank subsidiary. On January 2, 2001, the Company's bank subsidiary foreclosed on these operating assets in order to protect its financial interests. The Bank sold these assets to a wholly owned subsidiary, and invested in and stabilized this business. From the date of foreclosure through December 31, 2002, these assets were accounted for as a foreclosed asset held for sale. Statement of Financial Accounting Standards (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", adopted by the Company on January 1, 2002, requires that if certain criteria are not met for long-lived asset (disposal) groups classified as held for sale by the end of the fiscal year in which SFAS 144 is initially applied, the related long-lived assets shall be reclassified as held and used. In 2003 revenues for this segment were $7,696,000 and operating profits were $107,000.

      Bank service fees increased $147,000 or 9% to $1,806,000 due primarily to the fact that as the earnings credit rate granted customers on their account balances decreases with the general level of interest rates, the amount of service fees charged increases. Other income increased $399,000 or 147% to $671,000 due mainly to an investment in bank owned life insurance during 2002. Operating expenses, excluding the effects of the GEMS consolidation, increased a modest $996,000 or 2% to $47,571,000 due mainly to increases in salaries and health and worker's compensation insurance expenses.

The results of 2002 compared to 2001 include the following significant items:

      Payment and processing fees increased $3,132,000 or 15% to $24,622,000 as the number of transactions processed increased 2,151,000 or 9% to 24,984,000. This increase was driven by the expansion of the Company's customer base and the services provided and offset the negative impact on processing volumes and fees caused by a decrease in national freight activity.

      Net interest income after provision for loan losses decreased $3,406,000 or 11% to $28,844,000 due to the dramatic decline in the general level of interest rates. This decline occurred despite the fact that total loans, typically the Company's highest-yielding asset for any given maturity, grew $53,237,000 or 14% to $434,689,000 and average earning assets grew $22,737,000 or 4% to $544,011,000. The growth in average assets was derived from growth in Bank deposits, both interest and noninterest bearing. Gains from the sale of securities were $1,477,000 in 2002, which mitigated some of the impact of the decline in interest rates. No gains were realized in 2001.

      Bank service fees increased $137,000 or 9% to $1,659,000 due to fact that as the earnings credit rate granted customers on their account balances decreases with the general level of interest rates, the amount of service fees charged increases. Operating expenses increased $1,846,000 or 4% to $46,575,000 due mainly to increased personnel expenses, equipment expenses and other expenses related to the increased volume and service offerings.

Fee Revenue and Other Income

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its freight and utility processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                        December 31,
                                          --------------------------------------
(In thousands)                                  2003          2002          2001
================================================================================
Transportation Information Services:
      Invoice Transaction Volume              23,359        21,549        20,095
      Invoice Dollar Volume               $8,673,993    $7,715,588    $7,294,586

Utility Information Services:
      Transaction Volume                       4,618         3,435         2,738
      Transaction Dollar Volume           $3,340,375    $2,634,269    $2,481,086
--------------------------------------------------------------------------------

Fee revenue and other income in 2003 compared to 2002 include the following significant pre-tax components:

      Freight and utility payment and processing fee revenue increased $3,818,000 or 16% to $28,440,000. Of the total payment and processing revenue, fees related to utility payment and processing increased $2,484,000 or 37% to $9,134,000 and fees relating to freight payment and processing services increased $1,334,000 or 7% to $19,306,000. These increases both relate to new customers and new product offerings. Utility processing volume and revenue, which represents a newer market, had higher percentage increases.

      Software revenue in 2003 of $7,696,000 represents the revenue of the Bank's software subsidiary GEMS, which develops and licenses integrated financial, property and human resource management systems to the public sector. Prior to December 31, 2002, GEMS was accounted for as an asset held for sale and its operating results were not consolidated with those of the Company. SFAS 144, adopted by the company in 2002, now requires that GEMS be reclassified as an asset held and used. Consequently, Cass reclassified the entity's net assets and consolidated its operations with the parent company on January 1, 2003. Although unconsolidated in 2002 and 2001, software revenue was $5,526,000 and $4,187,000, respectively.

      Bank service fees increased $147,000 or 9% to $1,806,000. This increase was due primarily to the fact that service fees increase as the value of noninterest bearing deposits, used to compensate the Bank for services provided, decrease as the general level of interest rates decreases.

      During 2003 the Company recorded net gains of $1,454,000 on the sales of securities with a fair value of $38,454,000. During 2002, net gains of $1,477,000 were recorded on the sales of securities with a fair value of $63,945,000. These sales of securities were transacted to adjust the portfolio to reflect the changes in the interest rate environment, growth in the loan portfolio during the past two years and to offset the loss of interest income due to the dramatic decline in the general level of interest rates.

      Other income increased $399,000 or 147% to $671,000. This increase was primarily due to income recognized from the increase in the cash surrender value of bank owned life insurance purchased by the Company in 2002.

Fee revenue and other income in 2002 compared to 2001 include the following significant pre-tax components:

      Freight and utility payment and processing fee revenue increased $3,132,000 or 15% to $24,622,000. Of the total payment and processing revenue, fees related to utility payment and processing increased $2,188,000 or 49% to $6,650,000 and fees relating to freight payment and processing services increased $944,000 or 6% to $17,972,000. These increases both relate to new customers and new product offerings. Utility processing volume and revenue, which represents a newer market, had higher percentage increases. Freight rating services revenue, a component of freight processing revenue, decreased $738,000 or 55% to $610,000. A change in the strategic direction of the Company from selling rating software to a new Internet-based delivery system of carrier rates occurred during 2000 and 2001. After December 31, 2001 the Company ceased support of the old product and therefore no longer recognized maintenance revenue. This new system offers the shipping community an expanded level of features, capabilities and ease of access.

      Bank service fees increased $137,000 or 9% to $1,659,000. This increase was due primarily to the fact that service fees increase as the value of noninterest bearing deposits, used to compensate the Bank for services provided, decreases as the general level of interest rates decreases.

      During 2002 the Company recorded net gains of $1,477,000 on the sales of securities with a fair value of $63,945,000. There were no gains realized in 2001. The sales of securities were transacted to adjust the portfolio to reflect the changes in the interest rate environment, growth in the loan portfolio and to offset the loss of interest income due to the dramatic decline in the general level of interest rates.

      Other miscellaneous income increased $41,000 or 18% to $272,000. This increase was primarily due to income recognized from the increase in the cash surrender value of bank owned life insurance purchased by the Company in 2002.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues.

Net interest income in 2003 compared to 2002:

On a tax-equivalent basis, net interest income for 2003 totaled $27,310,000, a decrease of $3,156,000 or 10% from 2002. The net interest margin for 2003 was 4.85% compared to 5.60% in 2002. The following factors account for this decrease in net interest income and net interest margin:

      The dramatic decrease in the general level of interest rates significantly impacted the Company's net interest income and margin. The prime rate decreased from 9.50% at the beginning of 2001 to 4.00% at the end of 2003 and the 5-year Treasury note rate decreased from 4.80% to 3.22% during this same period. The average yield on earning assets decreased to 5.18% in 2003 from 6.02% in 2002. The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. Changes in interest rates will affect some earning assets such as federal funds sold and floating rate loans immediately and some earning assets, such as fixed rate loans and municipal bonds, over time. More information is contained in Item 7A of this report.

      The Company partially offset the decrease in net interest income through both an increase in earning assets and shift of earning assets to higher yielding asset classes. Total average earning assets increased $19,060,000 or 4% to $563,071,000. This increase was funded by both an increase in accounts and drafts payable due to the increase in payments processed and an increase in bank deposits due to the expansion of the Banks' customer base.

      Total average loans increased $39,359,000 or 10% to $443,452,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable, growth in bank deposits and reallocation of earning assets from the investment portfolio. Although not enough to offset the decline in the level of interest rates, this increase in loans had a positive affect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

      Total average investment in debt and equity securities decreased $39,939,000 or 41% to $57,729,000. This decrease was used partially to fund the increase in loans and partially shifted into federal funds sold and overnight investments.

      Total average federal funds sold and other short-term investments increased $19,640,000 or 46% to $61,890,000. This increase provides additional liquidity and positions the Company to take advantage of higher interest rates should they occur.

Net interest income in 2002 compared to 2001:

On a tax-equivalent basis, net interest income for 2002 totaled $30,466,000, a decrease of $2,194,000 or 7% from 2001. The net interest margin for 2002 was 5.60% compared to 6.27% in 2001. The following factors account for this decrease in net interest income and net interest margin:

      The dramatic decrease in the general level of interest rates significantly impacted the Company's net interest income and margin. The prime rate decreased from 9.50% at the beginning of 2001 to 4.25% at the end of 2002 and the 5-year Treasury note rate decreased from 4.80% to 2.89% during this same period. The average yield on earning assets decreased to 6.02% in 2002 from 7.01% in 2001. The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. Changes in interest rates will affect some earning assets such as federal funds sold and floating rate loans immediately and some earning assets, such as fixed rate loans and municipal bonds, over time. More information is contained in Item 7A of this report.

      The Company partially offset the decrease in net interest income through both an increase in earning assets and shift of investments to higher yielding assets. Total average earning assets increased $22,737,000 or 4% to $544,011,000. This increase was funded by an increase in deposits generated by the Bank. The Bank saw increases in both interest bearing deposits, as a result of increased marketing efforts, and noninterest bearing deposits, mainly from bank customers that maintained higher balances to compensate the Bank for services and to avoid increased service fees in a lower rate environment.

      Total average loans increased $27,818,000 or 7% to $404,093,000. This increase was attributable to new business relationships and funded by the increase in deposit liabilities and a reallocation of assets. This increase in loans had a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

      Total average investment in debt and equity securities increased $25,557,000 or 35% to $97,668,000. In addition to this increased investment, the Company shifted its purchase of securities from taxable to tax-exempt due to the higher tax-equivalent yield such investments produce. This increase and shift also allowed the Company to partially offset the effect of lower interest rates.

      Total average federal funds sold and other short-term investments decreased $30,638,000 or 42% to $42,250,000. These are the lowest yielding earning assets so decreases in these funds have a positive effect on net interest margin. In another attempt to offset the effect of declining interest rates, the Company shifted excess short-term funds to higher yielding investments.

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

                                                 2003                             2002                               2001
                                      --------------------------        -------------------------        --------------------------
                                                Interest                         Interest                          Interest
                                      Average    Income/  Yield/        Average   Income/  Yield/         Average   Income/  Yield/
(Dollars in thousands)                Balance    Expense    Rate        Balance   Expense    Rate         Balance   Expense    Rate
===================================================================================================================================
Assets (1)
Earning assets:
   Loans (2),(3):
      Taxable                        $437,807    $25,319    5.78%      $398,060   $25,897    6.51%       $364,792   $28,435    7.79%
      Tax-exempt (4)                    5,645        427    7.56          6,033       455    7.54          11,483       961    8.37
   Debt and equity securities (5):
      Taxable                          22,183        499    2.25         55,591     2,839    5.11          71,038     4,276    6.02
      Tax-exempt (4)                   35,546      2,317    6.52         42,077     2,861    6.80           1,073        70    6.52
   Federal funds sold and other
      short-term investments           61,890        609     .98         42,250       687    1.63          72,888     2,790    3.83
-----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                  563,071     29,171    5.18        544,011    32,739    6.02         521,274    36,532    7.01

Nonearning assets:
   Cash and due from banks             19,136                            24,324                            23,448
   Premises and equipment, net         14,918                            16,281                            16,542
Other assets                           29,056                            19,025                            16,368
Allowance for loan losses              (5,380)                           (5,075)                           (4,908)
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                         $620,801                          $598,566                          $572,724
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders'
   Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                       $ 52,630    $   371     .70%      $ 56,705   $   632    1.11%       $ 56,124   $ 1,544    2.75%
   Savings deposits                    36,192        281     .78         41,837       528    1.26          53,757     1,761    3.28
   Time deposits of
      $100 or more                     44,793        844    1.88         36,158       902    2.49           8,245       363    4.40
   Other time deposits                 15,545        351    2.26          5,467       178    3.26           3,986       195    4.89
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits       149,160      1,847    1.24        140,167     2,240    1.60         122,112     3,863    3.16
   Short-term borrowings                  943         14    1.48          1,485        33    2.22             362         9    2.49
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                        150,103      1,861    1.24        141,652     2,273    1.60         122,474     3,872    3.16
Noninterest-bearing liabilities:
   Demand deposits                    100,791                           100,473                            92,842
   Accounts and drafts payable        300,577                           293,442                           294,608
   Other liabilities                    7,984                             5,699                             7,871
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                     559,455                           541,266                           517,795
Shareholders' equity                   61,346                            57,300                            54,929
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity              $620,801                          $598,566                          $572,724
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                              $27,310                          $30,466                           $32,660
Net interest margin                                         4.85%                            5.60%                             6.27%
Interest spread                                             3.94%                            4.42%                             3.85%
-----------------------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
3. Interest income on loans includes net loan fees of $90,000, $441,000 and $301,000 for 2003, 2002 and 2001, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $928,000, $1,122,000 and $350,000 for 2003, 2002 and 2001, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

                                                    2003 Over 2002                       2002 Over 2001
                                        ----------------------------------    ----------------------------------
(Dollars in thousands)                  Volume (1)    Rate (1)       Total    Volume (1)    Rate (1)       Total
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (2),(3):
      Taxable                              $ 2,450     $(3,028)    $  (578)      $ 2,441     $(4,979)    $(2,538)
      Tax-exempt (4)                           (29)          1         (28)         (419)        (87)       (506)
   Debt and equity securities:
      Taxable                               (1,212)     (1,128)     (2,340)         (847)       (590)     (1,437)
      Tax-exempt (4)                          (430)       (114)       (544)        2,788           3       2,791
   Federal funds sold and other
      short-term investments                   251        (329)        (78)         (888)     (1,215)     (2,103)
----------------------------------------------------------------------------------------------------------------
Total interest income                        1,030      (4,598)     (3,568)        3,075      (6,868)     (3,793)
----------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits            (43)       (218)       (261)           16        (928)       (912)
   Savings deposits                            (64)       (183)       (247)         (327)       (906)     (1,233)
   Time deposits of $100 or more               189        (247)        (58)          757        (218)        539
   Other time deposits                         242         (69)        173            60         (77)        (17)
   Short-term borrowings                       (10)         (9)        (19)           25          (1)         24
----------------------------------------------------------------------------------------------------------------
Total interest expense                         314        (726)       (412)          531      (2,130)     (1,599)
----------------------------------------------------------------------------------------------------------------
Net interest income                        $   716     $(3,872)    $(3,156)      $ 2,544     $(4,738)    $(2,194)
================================================================================================================

1. The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
2.    Average balances include nonaccrual loans.
3.    Interest income includes net loan fees.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $469,032,000 and represented 73% of the Company's total assets as of December 31, 2003 and generated $25,601,000 in revenue during the year then ended. The following tables shows the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2003.

Loans by Type
(At December 31)

(Dollars in thousands)                                  2003              2002              2001              2000              1999
====================================================================================================================================
Commercial and industrial                           $103,638          $101,116          $115,316          $136,482          $106,444
Real estate:
   Mortgage                                          330,150           282,125           215,504           182,538           129,482
   Construction                                       19,298            39,175            32,715            29,464            29,633
Industrial revenue bonds                               5,373             5,773             6,155            15,804             7,265
Installment                                            1,911             1,918             1,787             2,533             1,541
Other                                                  8,662             4,582             9,975             5,399             3,978
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                         $469,032          $434,689          $381,452          $372,220          $278,343
====================================================================================================================================

Loans by Maturity
(At December 31, 2003)

                                                                       Over One Year                    Over
                                                                     Through Five Years               Five Years
                                                                   ----------------------        ---------------------
                                                     One Year         Fixed      Floating         Fixed     Floating
(Dollars in thousands)                                or less          Rate       Rate(1)          Rate      Rate(1)          Total
===================================================================================================================================
Commercial and industrial                            $ 73,926      $ 18,505       $10,605        $   --         $602       $103,638
Real estate:
     Mortgage                                          41,542       248,575        38,595         1,123          315        330,150
     Construction                                      17,887           554           857            --           --         19,298
Industrial revenue bonds                                1,146         1,247            --         2,980           --          5,373
Installment                                             1,837            74            --            --           --          1,911
Other                                                   8,610            --            --            52           --          8,662
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                                          $144,948      $268,955       $50,057        $4,155         $917       $469,032
===================================================================================================================================

(1)Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

The Company has no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table and discussed in Item 8, Note 4 of this report. As can be seen in the loan composition table above and discussed in Item 8, Note 4, the Company's primary market niche for banking services is privately-held commercial companies and churches and church-related ministries.

Loans to the commercial entities are generally secured by the business assets of the company, including accounts receivable, inventory, machinery and equipment, and the real estate from which the company operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer by customer basis based on various factors including the type of business. Intermediate term credit for machinery and equipment is generally provided at some percentage of the value of the equipment purchased, depending on the type of machinery or equipment purchased by the entity. Loans secured exclusively by real estate to businesses and churches are generally made with a maximum 80% loan to value ratio, depending upon the Company's estimate of the resale value and ability of the property to generate cash. The Company's loan policy requires an independent appraisal for all loans over $250,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such real estate credits. When problems are identified, appraised values are updated on a continual basis, either internally or through an updated external appraisal.

Loan portfolio changes from December 31, 2002 to December 31, 2003:

      Total loans increased $34,343,000 or 8% to $469,032,000. This increase was due mainly to the expansion of church and church-related loans in the St. Louis metropolitan area and selected areas across the United States. At year-end, church and church-related real estate and construction credits totaled $162,307,000, which represented a 15% increase over 2002. Additional details regarding the types and maturities of the loan portfolio are contained in the tables above and in Item 8, Note 4.

Loan portfolio changes from December 31, 2001 to December 31, 2002:

      Total loans increased $53,237,000 or 14% to $434,689,000. This increase was due mainly to the expansion of church and church-related loans in the St. Louis metropolitan area and selected areas across the United States. At year-end, church and church-related real estate and construction credits totaled $141,532,000, which represented a 37% increase over 2001. Additional details regarding the types and maturities of the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $190,000 in 2003, $500,000 in 2002 and $60,000 in 2001. The provisions were due to the Company's quarterly analysis of the allowance for loan losses in relation to probable losses in the loan portfolio. The larger provisions made in 2002 partially resulted from the increase in average loans outstanding and an increase in nonperforming loans. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan recoveries of $23,000 for 2003 and net loan charge-offs of $113,000 in 2002 and $51,000 in 2001. The allowance for loan losses was $5,506,000 at December 31, 2003, compared to $5,293,000 at December 31, 2002 and $4,906,000 at December 31, 2001. The year-end 2003 allowance represented 1.17% of outstanding loans, compared to 1.22% at year-end 2002 and 1.29% at year-end 2001. From December 31, 2002 to December 31, 2003 the level of nonperforming loans decreased $4,801,000 from $9,194,000 to $4,393,000, which represents .94% of outstanding loans. Nonperforming loans are more fully explained in the section entitled "Nonperforming Assets" in Item 7 of this report.

The allowance for loan losses has been established and is maintained to absorb losses inherent in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. A charge or credit is made to expense to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific valuation allowances on commercial, commercial real estate, and construction loans based on individual review of these loans and our estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation. The Company assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on derived loss experience over prescribed periods. In addition to the amounts derived from the loan grades, a portion is added to the general reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the balance in the account. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Loan Loss Experience

                                                                                 December 31,
                                                    ------------------------------------------------------------------
(Dollars in thousands)                                   2003           2002          2001          2000          1999
======================================================================================================================
Allowance at beginning of year                      $   5,293      $   4,906     $   4,897     $   4,282     $   4,428
----------------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial and industrial loans and
      industrial revenue bonds (IRB's)                     --            152           110           183           255
   Real estate:
        Mortgage                                           --             --            --            --            --
        Construction                                       --             --            --            --            --
   Installment                                             --             --            --            --             1
   Other                                                    2             --            --            --            --
----------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                     2            152           110           183           256
----------------------------------------------------------------------------------------------------------------------

Recoveries of loans previously charged-off:
Commercial, industrial and IRB's                           25             39            59            48           109
   Real estate:
      Mortgage                                             --             --            --            --            --
      Construction                                         --             --            --            --            --
   Installment                                             --             --            --            --             1
----------------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged-off           25             39            59            48           110
======================================================================================================================
Net loans (recovered) charged-off                         (23)           113            51           135           146
Provision charged to expense                              190            500            60           750            --
----------------------------------------------------------------------------------------------------------------------
Allowance at end of year                            $   5,506      $   5,293     $   4,906     $   4,897     $   4,282
======================================================================================================================
Loans outstanding:
   Average                                          $ 443,452      $ 404,093     $ 376,275     $ 327,962     $ 258,742
   December 31                                        469,032        434,689       381,452       372,220       278,343
Ratio of allowance for loan losses to
   loans outstanding:
   Average                                               1.24%          1.31%         1.30%         1.49%         1.65%
   December 31                                           1.17%          1.22%         1.29%         1.32%         1.54%
Ratio of net (recoveries) charge-offs to
   average loans outstanding                             (.01)%          .03%          .01%          .04%          .06%
======================================================================================================================

Allocation of allowance for loan losses(1):
   Commercial, industrial and IRB's                 $   2,575      $   2,167     $   2,129     $   3,159     $   3,844
   Real estate:
      Mortgage                                          2,761          2,780         2,442           416            19
      Construction                                        152            302           303         1,317           419
   Installment                                             10             10            10             5            --
   Other loans                                              8             34            22            --            --
----------------------------------------------------------------------------------------------------------------------
Total                                               $   5,506      $   5,293     $   4,906     $   4,897     $   4,282
======================================================================================================================
Percent of categories to total loans:
   Commercial and industrial and IRB's                   23.2%          24.6%         31.8%         40.9%         40.9%
   Real estate:
        Mortgage                                         70.4           64.9          56.5          49.0          46.5
        Construction                                      4.1            9.0           8.6           7.9          10.6
   Installment                                             .4             .4            .5            .7            .6
   Other                                                  1.9            1.1           2.6           1.5           1.4
----------------------------------------------------------------------------------------------------------------------
Total                                                   100.0%         100.0%        100.0%        100.0%        100.0%
======================================================================================================================

(1) Although specific allocations exist the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner, in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual and renegotiated loans, which would have been recorded under the original terms of the loans, was approximately $272,000 for the year ended December 31, 2003. Of this amount, approximately $164,000 was actually recorded as interest income on such loans.

The total renegotiated loans of $2,721,000 at December 31, 2003 relates to two borrowers, both of which are current under the new terms of the loans. The balance of nonaccrual real-estate mortgage loans of $1,207,000 consists of one loan for $752,000 that is collateralized by real estate and has a SBA guarantee. There has been delinquency in loan payments due to slower than expected lease-up of real estate property. The remaining balance consists of two other loans totaling $455,000 relating to property that is for sale. These loans are collateralized by the property and a specific reserve has been established for the potential shortfall. Nonaccrual commerical loans consist primarily of one loan for $276,000 relating to a business that is no longer operating, although payments are being made as the inventory of the business is being sold and a specific reserve has been established for the potential shortfall.

The total foreclosed assets of $859,000 at December 31, 2003 consist of real estate property that was foreclosed on August 8, 2001. This property is being carried as other real estate owned at what management believes to be fair value less cost to sell the property.

At December 31, 2003, approximately $3,234,000 of loans not included in the table below were identified by management as having potential credit problems. These loans are excluded from the table due to the fact they are current under the original terms of the loans, but circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms.

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

Summary of Nonperforming Assets

                                                                December 31,
                                            ---------------------------------------------------
(Dollars in thousands)                         2003       2002       2001       2000       1999
-----------------------------------------------------------------------------------------------
Commercial, industrial and IRB's:
   Nonaccrual                               $   318    $    51    $   157    $    84    $   170
   Contractually past due 90 days
      or more and still accruing                 --         --         18         --        167
   Renegotiated loans                         2,240         --         --         --         70
Real estate-construction on nonaccrual           --         --        265      1,043         --
Real estate-mortgage:
   Nonaccrual                                 1,207         --         32         --         --
   Contractually past due 90 days
      or more and still accruing                147      3,388         --         --         --
   Renegotiated loans                           481      4,252         --         --         --
Installment loans contractually past due
   90 days or more and still accruing            --         --         --          4         --
Other loans contractually past due 90
   days and still accruing                       --      1,503         --         --         --
-----------------------------------------------------------------------------------------------
Total nonperforming loans                     4,393      9,194        472      1,131        407
-----------------------------------------------------------------------------------------------
Total foreclosed assets                         859      6,241      5,710         --         --
-----------------------------------------------------------------------------------------------
Total nonperforming assets                  $ 5,252    $15,435    $ 6,182    $ 1,131    $   407
===============================================================================================

Operating Expenses

Operating expenses in 2003 compared to 2002 include the following significant pre-tax components:

      Salaries and employee benefits expense increased $5,747,000 or 18% to $37,152,000. Of this increase the consolidation of GEMS amounted to $4,139,000. The remaining increase primarily relates to annual salary increases and increases in health and worker's compensation insurance expense.

      Occupancy expense increased $282,000 or 19% to $1,782,000. Of this increase $237,000 relates to the consolidation of GEMS. Equipment expense increased $168,000 or 4% to $4,478,000. GEMS contributed $433,000 of equipment expense. Excluding GEMS, equipment expense decreased $265,000 primarily due to decreases in computer equipment maintenance from the consolidation of equipment within the transportation processing division. Other operating expense increased $2,132,000 or 23% to $11,492,000. The consolidation of GEMS contributed $2,524,000 to other operating expense. Excluding GEMS, other operating expenses decreased $392,000 or 4%. More details on the components of other operating expenses are contained in
      Item 8, Note 11 of this report.

Operating expenses in 2002 compared to 2001 include the following significant pre-tax components:

      Salaries and employee benefits expense increased $936,000 or 3% to $31,405,000. This increase primarily relates to increased staff in both the transportation and utility processing divisions to accommodate the increase in production. The Company also experienced an increase in pension and health insurance expense.

      Occupancy expense decreased $158,000 or 10% to $1,500,000 primarily due to a decrease in rent expense after moving the Company's Columbus operations from leased space to a newly-acquired building, closing of the Chicago office, which was the facility used to support the rating software business that was discontinued in 2002 and closing one of the two bank subsidiary branches located in downtown St. Louis. Equipment expense increased $479,000 or 13% to $4,310,000 and other operating expense increased $589,000 or 7% to $9,360,000. These increases relate mainly to the expansion of utility payment processing capabilities, increased investment in freight payment processing and Internet capabilities and other normal operating expense fluctuations. More details on the components of other operating expenses are contained in Item 8, Note 11 of this report.

Income Tax Expense

Income tax expense in 2003 totaled $3,453,000 compared to $2,987,000 in 2002 and $3,739,000 in 2001. When measured as a percent of income before income taxes, the Company's effective tax rate was 30% in 2003, 29% in 2002 and 35% in 2001. The primary reason for the decline in the effective rate in 2002 was the Company's investment in tax-exempt municipal bonds and bank owned life insurance.

Investment Portfolio

Investment portfolio changes from December 31, 2002 to December 31, 2003:

      U.S. Government Treasury securities increased from $0 to $17,103,000. This increase occurred due to a decision to decrease holdings in U.S. Government corporations and agencies given changes in the relative yields of these securities.

      U.S. Government corporation and agency securities decreased $22,557,000 or 83% to $4,690,000. This decrease was due to a decision to reinvest in U.S. Government Treasury securities given the small differential in yields between these types of securities in 2003.

      State and political subdivision securities increased $5,854,000 or 14% to $46,777,000. This was the result of a decision to invest in longer-term, higher-yielding investments.

Investment portfolio changes from December 31, 2001 to December 31, 2002:

      The balance of $12,284,000 invested in U.S. Government Treasury securities at December 31, 2001 matured during 2002 and these funds were invested in higher-yielding securities and used to fund loan growth.

      U.S. Government corporation and agency securities decreased $50,066,000 or 65% to $27,249,000. The decrease was primarily from the sales of these securities, which were transacted to adjust the portfolio to reflect the changes in the interest rate environment, accommodate growth in the loan portfolio and to recognize gains to offset the loss in interest income due to the dramatic decline in the general level of interest rates.

      State and political subdivision securities increased $38,824,000 to $40,923,000. This increase was due to the decision to invest in longer-term, higher-yielding investments.

There was no single issuer of securities in the investment portfolio at December 31, 2003, other than U.S. Government corporations and agencies, for which the aggregate amortized cost exceeded ten percent of total shareholders' equity.

Investment by Type

                                                             December 31,
                                                   -----------------------------
(Dollars in thousands)                                2003       2002       2001
================================================================================
U.S. Treasury securities                           $17,103    $    --    $12,284
U.S. Government corporations and agencies            4,690     27,247     77,313
State and political subdivisions                    46,777     40,923      2,099
Stock of the Federal Home Loan Bank                    376      1,000        433
Stock of the Federal Reserve Bank                      201        201        201
--------------------------------------------------------------------------------
Total investments                                  $69,147    $69,371    $92,330
================================================================================

Investment in Debt Securities by Maturity
(At December 31, 2003)

                                        Within   Over 1 to   Over 5 to        Over
(Dollars in thousands)                  1 Year     5 Years    10 Years    10 Years    Yield
===========================================================================================
U.S. Treasury securities               $14,104     $ 2,999     $    --     $    --     1.24%
U.S. Government corporations and
   agencies                                 --       4,690          --          --     3.04%
State and political subdivisions(1)         --       1,087      14,427      31,263     6.31%
-------------------------------------------------------------------------------------------
Total investment in debt securities    $14,104     $ 8,776     $14,427     $31,263     4.79%
-------------------------------------------------------------------------------------------
Weighted average yield                    1.05%       2.88%       6.50%       6.29%
===========================================================================================

1. Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 34%.

Equity Investment

During 2003, the Company converted its $2,000,000 investment in a private imaging company from a convertible debenture into common stock. As part of the conversion, the Company committed to invest an additional $1,100,000 if certain conditions were met. As of December 31, 2003, the total investment of the Company in this entity was $2,908,000 and is included in other assets in the accompanying consolidated balance sheets. The Company now has an effective 19.93% ownership interest in this entity and the Chairman and CEO of the Company is a member of the entity's Board of Directors. No business has been transacted between the companies during the year.

The Company made its initial investment in this entity in 2001 through a convertible debenture. The business has since performed poorly and during 2003 received a commitment of an additional $3,000,000 from a new non-affiliated majority owner, in addition to the Company's additional commitment. The new majority owner is currently in the process of stabilizing the business and improving its financial performance. The primary condition for any additional investment by the Company is the amount of the new majority owner's actual financial investment. Should this business fail to meet its objectives, the Company's investment could be subject to future impairment.

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

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased $5,282,000 or 5% from December 31, 2002 to $114,634,000 at December 31, 2003. The average balances remained level from 2002 to 2003, recording a slight $318,000 or less than 1% increase to $100,791,000. The increase in ending balances relates to normal daily fluctuations in these accounts.

Interest-bearing deposits increased $23,628,000 or 18% from December 31, 2002 to $157,794,000 at December 31, 2003. The average balances of these deposits increased $8,993,000 or 6% from 2002 to $149,160,000 in 2003. These increases relate mainly to the Bank's increased marketing efforts to attract more deposits.

Accounts and drafts payable generated by the Company in its payment processing operations increased $70,148,000 or 31% from December 31, 2002 to $293,769,000 at December 31, 2003. The average balances of these funds increased $7,135,000 or 2% from 2002 to $300,577,000 in 2003. These increases relate to the increase in dollars processed. Due to the Company's payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposits of $100,000 or More
(At December 31, 2003)

(Dollars in thousands)
================================================================================
Three months or less                                                     $18,779
Three to six months                                                        4,945
Six to twelve months                                                       5,562
Over twelve months                                                        13,990
--------------------------------------------------------------------------------
Total                                                                    $43,276
================================================================================

Short-term Borrowings

Short-term borrowings decreased $37,315,000 or 99.7% from December 31, 2002 to $123,000 at December 31, 2003. Average balances of these funds decreased $542,000 or 36% from 2002 to $943,000 during 2003. These funds consist primarily of federal funds purchased and can also include tax deposits of the United States Treasury. The borrowings at December 31, 2002 were used to fund a decrease in accounts and drafts payable due to a combination of special year-end funding arrangements with large customers, seasonality and the last day of the year being the low point of the weekly payment cycle. These balances can vary significantly from day to day due to the Company's payment cycle and therefore balances on any particular day are not necessarily reflective of balances throughout the year. For more information on borrowings please refer to Item 8,
Note 9 of this report.

Liquidity

The discipline of liquidity management as practiced by the Company seeks to ensure that funds are available to fulfill all payment obligations relating to the freight and utility invoices processed as they become due, meet depositor withdrawal requests and borrower credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of funds. Primary liquidity to meet demand is provided by short-term liquid assets that can be converted to cash, maturing securities and the ability to obtain funds from external sources. The Company's Asset/Liability Committee (ALCO) has direct oversight responsibility for the Company's liquidity position and profile. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of liquidity.

The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds, and were $62,367,000 at December 31, 2003, an increase of $32,361,000 or 108% from
December 31, 2002. At December 31, 2003 these assets represented 10% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $69,147,000 at December 31, 2003, a slight decrease of $224,000 from December 31, 2002. These assets represented 11% of total assets at December 31, 2003. Of this total, 67% were state and political subdivision securities, 25% were U.S. Treasury securities, 7% were U.S. government agencies and 1% were other securities. Of the total portfolio, 20% mature in one year, 13% matures in one to five years, and 67% matures in five or more years. During the year the Company sold securities with a market value of $38,454,000 and a portion of these funds were reinvested in state and political subdivision securities and the loan portfolio.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $33,000,000. Additionally, the Bank maintains a line of credit at an unaffiliated financial institution in the maximum amount of $79,661,000 collateralized by securities sold under repurchase agreements.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2003, 2002 and 2001 were $12,131,000, $8,978,000 and $7,792,000 respectively. Net income plus the adjustment for depreciation and amortization accounts for most of the operating cash provided and has grown consistently over the past three years. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2004.

Other Off-Balance Sheet Activities

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases.

The Company provides customers with off-balance sheet credit support through unused loan commitments to extend credit, standby letters of credit and commercial letters of credit. Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit and operating lease commitments at December 31, 2003 are as follows:

                                                          Amount of Commitment Expiration per Period
                                                          ------------------------------------------
                                                                       Less than    1-3         3-5
      (Dollars in thousands at December 31, 2003)            Total      1 year     Years       Years
      ----------------------------------------------------------------------------------------------
      Unused loan commitments                               $20,941    $12,422    $ 8,519    $    --
      Standby letters of credit                               4,516      3,759        694         63
      Commercial letters of credit                              347        347         --         --
      Operating lease commitments                               736        461        268          7

Since many of the unused credit-related commitments are expected to expire or be only partially used, the total amount of these commitments in the preceding table does not necessarily represent future cash requirements.

Capital Resources

One of management's primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2003 as shown in Item 8, Note 2 of this report.

In 2003, cash dividends paid were $.764 per share for a total of $2,814,000, a 7% increase over the prior year, which is attributable to an increase in the per share amount paid and additional shares outstanding. On February 17, 2004 the Company declared a 10% stock dividend payable to holders of record on March 5, 2004. All per share cash dividend amounts have been restated to reflect this stock dividend.

Shareholders' equity was $64,792,000, or 10% of total assets, at December 31, 2003, an increase of $3,746,000 over the balance at December 31, 2002. This increase resulted from net income of $7,902,000, proceeds from the exercise of stock options of $260,000 and other items of $233,000, which was partially offset by cash dividends paid of $2,814,000, repurchases of stock of $1,764,000 and a decrease in other comprehensive income of $71,000.

Dividends from the bank subsidiary are a significant source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2003, unappropriated retained earnings of $8,922,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

Effect of Recent and Prospective Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligation under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002 and are included in "Other Off-Balance Sheet Activities" in this section of the report.

In December 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in
Item 8, Note 1 of this report.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R), which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," issued in January 2003. Companies are required to apply FIN 46R to variable interest entities (VIEs) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. The Company is currently not a primary beneficiary of a VIE and therefore adoption of FIN 46R is not expected to have a material impact on the consolidated financial statements.

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

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The new disclosure requirements apply to investments in debt and marketable equity securities that are accounted under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." Effective for fiscal years ending after December 15, 2003 companies are required to disclosure information about debt or marketable equity securities with market values below carrying values. The Company has adopted the disclosure requirements of EITF Issue No. 03-1 and they are included in Item 8, Note 3 of this report.

In December 2003, the FASB issued SFAS 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which increases the disclosure requirements of the original statement by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information and also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The disclosure requirements of SFAS 132 (Revised 2003) that is required for fiscal years ending after December 15, 2003 are included in Item 8,
Note 10 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied at the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, as discussed below, the Company's asset/liability position differs significantly from most other bank holding companies with significant positive cumulative "gaps" shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of the Company, which generates large balances of accounts and drafts payable. These balances, which are noninterest bearing, contribute to the Company's historical high net interest margin but cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

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

Management uses a gap report to review any significant mismatch between the repricing points of the Company's rate sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities reprice in that particular time frame and, if rates rise, these liabilities will reprice faster than the assets. A positive gap would indicate the opposite. Gap reports can be misleading in that they capture only the repricing timing within the balance sheet, and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments and embedded options risk relates to the potential for the alteration of the level and/or timing of cash flows given changes in rates.

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2003 from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do a good job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2003:

                                      % Change in            % Change in Fair
      Change in Interest Rates    Net Interest Income     Market Value of Equity
      --------------------------------------------------------------------------
         +200 basis points                10%                       10%
         +100 basis points                 5%                        5%
           Stable Rates                    0%                        0%
         -100 basis points                (7%)                      (7%)
         -200 basis points               (13%)                     (14%)

Interest Rate Sensitive Position

The following table presents the Company's gap or interest rate risk position at December 31, 2003 for the various time periods indicated.

                                        Variable         0-90        91-180       181-364          1-5       Over 5
(Dollars in thousands)                      Rate         days          days          days        years        Years        Total
--------------------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans:
      Taxable                          $ 180,237    $   5,029     $   1,914     $   7,596    $ 267,708    $   1,175    $ 463,659
      Tax-exempt                              --           --            --         1,146        1,247        2,980        5,373
   Debt and equity securities(1):
      Taxable                                 --        3,003         6,065         5,036        7,689           --       21,793
      Tax-exempt                              --           --            --            --        1,086       45,691       46,777
      Other                                  577           --           --            --            --           --          577
   Federal funds sold and other
      short term investments              44,613           --            --            --           --           --       44,613
--------------------------------------------------------------------------------------------------------------------------------
Total earning assets                     225,427        8,032         7,979        13,778      277,730       49,846      582,792
================================================================================================================================
Interest-sensitive liabilities:
   Money market accounts                  40,653           --            --            --           --           --       40,653
   Now accounts                           13,330           --            --            --           --           --       13,330
   Savings deposits                       32,626           --            --            --           --           --       32,626
Time deposits:
   $100 and more                              --       18,779         4,945         5,562       13,990           --       43,276
   Less than $100                             --        2,183        13,222         6,300        6,204           --       27,909
Federal funds purchased and
   other short term borrowing                123           --            --            --           --           --          123
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $  86,732    $  20,962     $  18,167     $  11,862    $  20,194    $      --    $ 157,917
================================================================================================================================
Interest sensitivity gap:
   Periodic                            $ 138,695    $ (12,930)    $ (10,188)    $   1,916    $ 257,536    $  49,846    $ 424,875
   Cumulative                            138,695      125,765       115,577       117,493      375,029      424,875      424,875
Ratio of interest-bearing assets
   to interest-bearing liabilities:
   Periodic                                2.60x         .38x          .44x         1.16x       13.75x           --        3.69x
   Cumulative                              2.60x        2.17x         1.92x         1.85x        3.37x        3.69x        3.69x
================================================================================================================================

(1) Balances shown reflect earliest repricing date.

                                    PART II.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                CASS INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                             -----------------------
(In thousands, except share and per share data)                2003          2002
------------------------------------------------------------------------------------
Assets
Cash and due from banks                                      $  17,754     $  24,279
Federal funds sold and other short-term investments             44,613         5,727
                                                             ---------     ---------
      Cash and cash equivalents                                 62,367        30,006
                                                             ---------     ---------
Investment in debt and equity securities,
    available-for-sale, at fair value                           69,147        69,371

Loans                                                          469,032       434,689
      Less: Allowance for loan losses                            5,506         5,293
                                                             ---------     ---------
           Loans, net                                          463,526       429,396
                                                             ---------     ---------
Premises and equipment, net                                     13,538        15,359
Investment in bank owned life insurance                         10,709        10,178
Goodwill                                                         3,150           223
Other intangible assets                                          1,940           379
Other assets                                                    15,319        17,321
                                                             ---------     ---------
             Total assets                                    $ 639,696     $ 572,233
                                                             =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
      Noninterest-bearing                                    $ 114,634     $ 109,352
      Interest-bearing                                         157,794       134,166
                                                             ---------     ---------
           Total deposits                                      272,428       243,518
Accounts and drafts payable                                    293,769       223,621
Short-term borrowings                                              123        37,438
Other liabilities                                                8,584         6,610
                                                             ---------     ---------
           Total liabilities                                   574,904       511,187
                                                             ---------     ---------
Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                          --            --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and 4,160,110
   shares issued at December 31, 2003 and 2002                   2,080         2,080
Additional paid-in capital                                       8,466         8,466
Retained earnings                                               69,695        64,607
Common shares in treasury, at cost (824,598 and 796,278
      shares at December 31, 2003 and 2002, respectively)      (16,442)      (15,275)
Unamortized stock bonus awards                                    (129)          (25)
Accumulated other comprehensive income                           1,122         1,193
                                                             ---------     ---------
           Total shareholders' equity                           64,792        61,046
                                                             ---------     ---------
             Total liabilities and shareholders' equity      $ 639,696     $ 572,233
                                                             =========     =========

See accompanying notes to consolidated financial statements.

                CASS INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       December 31,
                                                          --------------------------------------
(In thousands, except share and per share data)               2003          2002          2001
------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Freight and utility payment and processing revenue        $   28,440    $   24,622    $   21,490
Software revenue                                               7,696            --            --
Bank service fees                                              1,806         1,659         1,522
Gains on sales of investment securities                        1,454         1,477            --
Other                                                            671           272           231
                                                          ----------    ----------    ----------
        Total fee revenue and other income                    40,067        28,030        23,243
                                                          ----------    ----------    ----------

Interest Income:
Interest and fees on loans                                    25,601        26,197        29,069
Interest and dividends on debt and equity securities:
      Taxable                                                    499         2,839         4,276
      Exempt from federal income taxes                         1,534         1,894            47
Interest on federal funds sold and
   other short-term investments                                  609           687         2,790
                                                          ----------    ----------    ----------
        Total interest income                                 28,243        31,617        36,182
                                                          ----------    ----------    ----------

Interest Expense:
Interest on deposits                                           1,847         2,240         3,863
Interest on short-term borrowings                                 14            33             9
                                                          ----------    ----------    ----------
        Total interest expense                                 1,861         2,273         3,872
                                                          ----------    ----------    ----------
           Net interest income                                26,382        29,344        32,310
Provision for loan losses                                        190           500            60
                                                          ----------    ----------    ----------
           Net interest income after provision
             for loan losses                                  26,192        28,844        32,250
                                                          ----------    ----------    ----------

Operating Expense:
Salaries and employee benefits                                37,152        31,405        30,469
Occupancy                                                      1,782         1,500         1,658
Equipment                                                      4,478         4,310         3,831
Other operating                                               11,492         9,360         8,771
                                                          ----------    ----------    ----------
        Total operating expense                               54,904        46,575        44,729
                                                          ----------    ----------    ----------
           Income before income tax expense                   11,355        10,299        10,764
Income tax expense                                             3,453         2,987         3,739
                                                          ----------    ----------    ----------
           Net income                                     $    7,902    $    7,312    $    7,025
                                                          ==========    ==========    ==========

Earnings per share*:
           Basic                                          $     2.15    $     1.98    $     1.88
           Diluted                                        $     2.13    $     1.96    $     1.86

Weighted average shares outstanding*:
           Basic                                           3,677,314     3,697,788     3,729,039
           Dilutive effect of stock options and awards        37,239        23,502        48,236
           Diluted                                         3,714,553     3,721,290     3,777,275

*Earnings per share and weighted average shares outstanding have been restated to reflect the 10% stock dividend declared in February 2004.

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     December 31,
                                                                         -------------------------------------
(Dollars in thousands)                                                     2003          2002          2001
--------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                               $   7,902     $   7,312     $   7,025
Adjustments to reconcile net income to net cash provided
   by operating activities:
        Depreciation and amortization                                        4,580         3,978         3,276
        Gains on sales of investment securities                             (1,454)       (1,477)           --
        Amortization of stock bonus awards                                      57            22            80
        Tax benefit from exercise of stock options and bonuses                 176           186            29
        Provision for loan losses                                              190           500            60
        Increase in accounts receivable                                     (1,462)         (400)         (260)
        Deferred income tax (benefit) expense                                 (599)         (315)          761
        Increase (decrease) in income tax liability                          1,115           164          (845)
        Decrease in accrued interest receivable                                308            88           901
        Increase (decrease) in pension liability                               335           (53)          292
        Change in other assets                                                 542        (1,521)       (3,213)
        Change in other liabilities                                            428           665           616
        Other operating activities, net                                         13          (171)         (930)
                                                                         ---------     ---------     ---------
           Net cash provided by operating activities                        12,131         8,978         7,792
                                                                         ---------     ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available-for-sale             38,454        63,945            --
Proceeds from maturities of debt and equity securities
   available-for-sale                                                       15,522        40,878        38,993
Purchase of debt and equity securities available-for-sale                  (52,970)      (79,761)      (61,497)
Net increase in loans                                                      (36,320)      (53,613)      (14,088)
Purchases of premises and equipment, net                                    (1,881)       (2,216)       (5,944)
Purchase of bank owned life insurance                                           --       (10,000)           --
                                                                         ---------     ---------     ---------
           Net cash used in investing activities                           (37,195)      (40,767)      (42,536)
                                                                         ---------     ---------     ---------

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing deposits                      5,282        (7,999)       17,410
Net increase (decrease) in interest-bearing demand
      and savings deposits                                                     342       (18,079)       (1,307)
Net increase in time deposits                                               23,286        21,618        19,209
Net increase (decrease) in accounts and drafts payable                      70,148       (68,173)      (11,046)
Net (decrease) increase in short-term borrowings                           (37,315)       37,238           200
Cash proceeds from exercise of stock options                                   260           348            60
Cash paid for stock dividend for fractional shares                              --            (2)           --
Cash dividends paid                                                         (2,814)       (2,628)       (2,579)
Purchase of common shares for treasury                                      (1,764)         (383)       (3,279)
                                                                         ---------     ---------     ---------
           Net cash provided by (used in) financing activities              57,425       (38,060)       18,668
                                                                         ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                        32,361       (69,849)      (16,076)
Cash and cash equivalents at beginning of year                              30,006        99,855       115,931
                                                                         ---------     ---------     ---------
Cash and cash equivalents at end of year                                 $  62,367     $  30,006     $  99,855
                                                                         =========     =========     =========

Supplemental information:
   Cash paid for interest                                                $   1,802     $   2,270     $   3,877
   Cash paid for income taxes                                                2,513         3,155         3,352

Noncash transactions:
   Transfer of loans to other equity investments                         $   2,000     $      --     $      --
   Foreclosed assets transferred from loans                                     --            --         4,205
   Other real estate transferred from loans                                     --           263           600
   Transfer of securities from held-to-maturity to available-for-sale           --            --         6,682

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                  Accumulated
                                                    Additional                       Unamortized     Other                   Comp-
(In thousands, except                      Common    Paid-in    Retained   Treasury  Stock Bonus  Comprehensive            rehensive
   per share data)                         Stock     Capital    Earnings    Stock       Awards    Income (Loss)   Total      Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                $  2,000   $  5,059  $  59,177   $(12,480)    $  (94)      $  159     $ 53,821
Net income                                                         7,025                                           7,025   $  7,025
Cash dividends ($.693 per share)*                                 (2,579)                                         (2,579)
Purchase of 161,700 common shares
   for treasury                                                              (3,279)                              (3,279)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
      available-for-sale, net of tax                                                                    397          397        397
   Minimum pension liability
      adjustment, net of tax                                                                            (34)         (34)       (34)
Issuance of 693 common shares
   pursuant to Stock Bonus Plan*                                                 11        (11)
Amortization of Stock Bonus Plan awards                                                     80                        80
Exercise of stock options                                 (91)                  151                                   60
Tax benefit on stock awards                                29                                                         29
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 2001                   2,000      4,997     63,623    (15,597)       (25)         522       55,520
   Comprehensive income for 2001                                                                                           $  7,388
                                                                                                                           =========
Net income                                                         7,312                                           7,312      7,312
Cash dividends ($.710 per share)*                                 (2,628)                                         (2,628)
Purchase of 15,664 common shares
   for treasury                                                                (383)                                (383)
5% stock dividend, net                          80      3,618     (3,700)                                             (2)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
      available-for-sale, net of tax                                                                  1,612        1,612      1,612
   Reclassification adjustment for gains
      on sales of investment securities,
      available-for-sale, net of tax                                                                   (975)        (975)      (975)
   Minimum pension liability
      adjustment, net of tax                                                                             34           34         34
Issuance of 1,040 common shares
   pursuant to Stock Bonus Plan*                            5                    17        (22)                       --
Amortization of Stock Bonus Plan awards                                                     22                        22
Exercise of stock options                                (340)                  688                                  348
Tax benefit on stock awards                               186                                                        186
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 2002                   2,080      8,466     64,607    (15,275)       (25)       1,193       61,046
   Comprehensive income for 2002                                                                                           $  7,983
                                                                                                                           =========
Net income                                                         7,902                                           7,902      7,902
Cash dividends ($.764 per share)*                                 (2,814)                                         (2,814)
Purchase of 59,237 common shares
   for treasury                                                              (1,764)                              (1,764)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
      available-for-sale, net of tax                                                                    899          899        899
   Reclassification adjustment for gains
      on sales of investment securities,
      available-for-sale, net of tax                                                                   (960)        (960)      (960)
   Minimum pension liability
      adjustment, net of tax                                                                            (10)         (10)       (10)
Issuance of 6,501 common shares
   pursuant to Stock Bonus Plan*                           47                   114       (161)                       --
Amortization of Stock Bonus Plan awards                                                     57                        57
Exercise of stock options                                (223)                  483                                  260
Tax benefit on stock awards                               176                                                        176
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 2003                $  2,080   $  8,466  $  69,695   $(16,442)    $ (129)      $1,122     $ 64,792
                                          ==============================================================================
   Comprehensive income for 2003                                                                                           $  7,831
                                                                                                                           =========

*Share and per share data has been restated to reflect the 10% stock dividend declared in February 2004.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

Summary of Operations The Company provides payment and information services, which include processing and payment of freight and utility invoices, preparation of transportation management reports, auditing of freight charges and rating of freight shipments. The consolidated balance sheet caption, "Accounts and Drafts Payable," consists of obligations related to the payment services that are performed for customers. The Company also provides a full range of banking services to individual, corporate and institutional customers through its wholly-owned bank subsidiary and enterprise software solutions to governmental entities through its software subsidiary.

On January 9, 2001 the Company's subsidiary, Cass Information Systems, Inc. was merged into the parent company, Cass Commercial Corporation, and the parent's name was subsequently changed to Cass Information Systems, Inc.

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to accounting policies generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

Use of Estimates In preparing the consolidated financial statements, Company management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements. A significant estimate, which is particularly susceptible to change in a short period of time, is the determination of the allowance for loan losses.

Investment in Debt and Equity Securities The Company classifies its debt and marketable equity securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders' equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market place recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted to interest income over the estimated lives of the securities. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method. Investments in equity securities without readily determinable fair values are stated at cost.

Non-marketable Equity Investments The Company accounts for non-marketable equity investments under the cost method. Under the cost method of accounting, investments are carried at cost and are adjusted only for other than temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether any declines in fair value of its investments are other than temporary. In performing this evaluation, the Company considers various factors including any decline in market price, where available, the investee's financial condition, results of operations, operating trends and other financial ratios. Non-marketable equity investments are included in other assets on the consolidated balance sheets.

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

Information Services Revenue Revenue from freight and utility payment related services is recognized when earned and fees are billed to customers, generally monthly.

Software Revenue Software revenue consists of license fees, hardware sales, maintenance fees and other service fees. License fees and hardware sales are recognized in accordance with Statement of Financial Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" and therefore revenue is deferred until the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred, (c) the fee is fixed and determinable and (d) collection is probable. Maintenance fees are normally paid in advance and cover a period of one year and therefore fees are recognized ratably over the maintenance term and the unamortized balance is carried as deferred income and included in other liabilities. Other services are provided on an as needed basis and revenue is recognized once the service has been completed and the customer is billed.

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

Foreclosed assets On January 2, 2001, the Bank subsidiary foreclosed on certain operating assets of one borrower in order to protect the financial interest in that borrower. The Bank sold these assets to a wholly-owned subsidiary and invested in and stabilized this business. From the date of foreclosure through December 31, 2002, these assets had been accounted for as a foreclosed asset that is held for sale. At December 31, 2002 other assets includes $7,108,000 and other liabilities includes $1,810,000 related to this business.

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. SFAS 144 requires that if certain criteria are not met for long-lived asset (disposal) groups classified as held for sale by the end of the fiscal year in which SFAS 144 is initially applied, the related long-lived assets shall be reclassified as held and used. Therefore, as of January 1, 2003, the Company reclassified these foreclosed assets as held and used and consolidated its operations into those of the Company.

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

Intangible Assets Cost in excess of fair value of net assets acquired and fair value in excess of cost of net assets acquired have resulted from business acquisitions which were accounted for using the purchase method. The Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over 15 years. The disclosure requirements of SFAS 142 are included in Item 8, Note 7 of this report.

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

Earnings Per Share Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options and awards. All per share data has been restated to reflect the 10% stock dividend declared in February 2004.

Stock Options The Company accounts for stock-based compensation under the stock option plan in accordance with APB 25, "Accounting for Stock Issued to Employees," and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148. An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 15,543 options granted in 2003, 6,930 options granted in 2002 and no options were granted in 2001. The required disclosure provisions of SFAS 123, as amended by SFAS 148, are provided in the table below.

      (In thousands, except per share data)                   2003           2002           2001
      --------------------------------------------------------------------------------------------
      Net income:
        As reported                                        $   7,902      $   7,312      $   7,025
        Add: Stock based compensation expense
           included in reported net income, net of tax            38             15             53
        Less: Stock based compensation expense
           determined under the fair value based method
           for all awards, net of tax                            (81)           (60)          (126)
      --------------------------------------------------------------------------------------------
      Pro forma net income                                 $   7,859      $   7,267      $   6,952
      --------------------------------------------------------------------------------------------
      Net income per common share*:
        Basic, as reported                                 $    2.15      $    1.98      $    1.88
        Basic, proforma                                         2.14           1.97           1.86

        Diluted, as reported                                    2.13           1.96           1.86
        Diluted, proforma                                       2.12           1.95           1.84
      --------------------------------------------------------------------------------------------
      Weighted average assumptions:
        Risk-free interest rate                                 3.22%          3.54%           N/A
        Expected life                                          7 yrs          7 yrs            N/A
        Expected volatility                                       15%            15%           N/A
        Expected dividend yield                                 3.32%          3.52%           N/A
      --------------------------------------------------------------------------------------------

*All share and per share amounts in this section have been adjusted to reflect the 10% stock dividend declared in February 2004.

Comprehensive Income Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale securities and minimum pension liability adjustments and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive income.

Recent and Prospective Accounting Pronouncements In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligation under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002 and are included in Item 7 and Item 8, Note 14 of this report.

In December 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included above.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R), which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," issued in January 2003. Companies are required to apply FIN 46R to variable interest entities (VIEs) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. The Company is currently not a primary beneficiary of a VIE and therefore adoption of FIN 46R is not expected to have a material impact on the consolidated financial statements.

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

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The new disclosure requirements apply to investments in debt and marketable equity securities that are accounted under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." Effective for fiscal years ending after December 15, 2003 companies are required to disclosure information about debt or marketable equity securities with market values below carrying values. The Company has adopted the disclosure requirements of EITF Issue No. 03-1 and they are included in Item 8, Note 3 of this report.

In December 2003, the FASB issued SFAS 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which increases the disclosure requirements of the original statement by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information and also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The disclosure requirement of SFAS 132 (Revised 2003) that is required for fiscal years ending after December 15, 2003 are included in Item 8, Note 10 of this report.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes as of December 31, 2003 and 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2003 the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2003, unappropriated retained earnings of $8,922,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Restricted funds on deposit used to meet regulatory reserve requirements amounted to approximately $663,000 and $707,000 at December 31, 2003 and 2002, respectively.

The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2003 and 2002 are as follows:

                                                                                           Requirement
                                                                                            to be well
                                                                                         capitalized under
                                                                          Capital        prompt corrective
                                                    Actual              requirements     action provisions
                                             --------------------------------------------------------------
(Dollars in thousands)                        Amount      Ratio     Amount      Ratio    Amount      Ratio
-----------------------------------------------------------------------------------------------------------
At December 31, 2003
Total capital (to risk-weighted assets):
      Cass Information Systems, Inc.         $64,480      12.07%   $42,748       8.00%   $    N/A       N/A%
      Cass Commercial Bank                    31,741      11.17     22,722       8.00      28,403     10.00
Tier I capital (to risk-weighted assets):
      Cass Information Systems, Inc.         $58,974      11.04%   $21,374       4.00%   $    N/A       N/A%
      Cass Commercial Bank                    28,190       9.92     11,361       4.00      17,042      6.00
Tier I capital (to average assets):
      Cass Information Systems, Inc.         $58,974       9.57%   $18,483       3.00%   $    N/A       N/A%
      Cass Commercial Bank                    28,190       9.49      8,908       3.00      14,846      5.00

At December 31, 2002
Total capital (to risk-weighted assets):
      Cass Information Systems, Inc.         $59,625      12.07%   $39,513       8.00%   $    N/A       N/A%
      Cass Commercial Bank                    27,425      10.94     20,052       8.00      25,064     10.00
Tier I capital (to risk-weighted assets):
      Cass Information Systems, Inc.         $54,332      11.00%   $19,756       4.00%   $    N/A       N/A%
      Cass Commercial Bank                    24,412       9.74     10,026       4.00      15,039      6.00
Tier I capital (to average assets):
      Cass Information Systems, Inc.         $54,332       9.16%   $17,791       3.00%   $    N/A       N/A%
      Cass Commercial Bank                    24,412       8.98      8,157       3.00      13,595      5.00

Note 3
Investment in Debt and Equity Securities

Debt and marketable equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities at December 31, 2003 and 2002, are summarized as follows:

                                                               2003
                                           --------------------------------------------
                                                         Gross       Gross
                                           Amortized  Unrealized   Unrealized     Fair
      (In thousands)                         Cost        Gains       Losses       Value
      ---------------------------------------------------------------------------------
      U.S. Government treasuries           $17,089     $    15     $     1      $17,103
      Obligations of U.S. Government
        corporations and agencies            4,606          95          11        4,690
      State and political subdivisions      45,160       1,619           2       46,777
      ---------------------------------------------------------------------------------
      Total debt securities                 66,855       1,729          14       68,570
      Stock in Federal Reserve Bank and
        Federal Home Loan Bank                 577          --          --          577
      ---------------------------------------------------------------------------------
      Total                                $67,432     $ 1,729     $    14      $69,147
      =================================================================================

                                                               2002
                                          ---------------------------------------------
                                                         Gross        Gross
                                          Amortized   Unrealized   Unrealized     Fair
      (In thousands)                        Cost         Gains        Losses      Value
      ---------------------------------------------------------------------------------
      Obligations of U.S. Government
        corporations and agencies          $26,791     $   456      $   --      $27,247
      State and political subdivisions      39,571       1,352          --       40,923
      ---------------------------------------------------------------------------------
      Total debt securities                 66,362       1,808          --       68,170
      Stock in Federal Reserve Bank and
        Federal Home Loan Bank               1,201          --          --        1,201
      ---------------------------------------------------------------------------------
      Total                                $67,563     $ 1,808      $   --      $69,371
      =================================================================================

The fair value of securities with unrealized losses at December 31, 2003 are as follows:

                                                             Fair     Unrealized
      (In thousands)                                         Value      Losses
      --------------------------------------------------------------------------
      U. S. Government treasuries                           $4,009      $    1
      Obligations of U.S. Government
        Corporations and agencies                            1,994          11
      State and political subdivisions                         150           2
      --------------------------------------------------------------------------
      Total                                                 $6,153      $   14
      ==========================================================================

All the unrealized losses included in the table above have been in an unrealized loss position for less than one year. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability to hold these securities until maturity.

The amortized cost and fair value of debt and equity securities at December 31, 2003, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                                     2003
                                                             -------------------
                                                             Amortized    Fair
      (In thousands)                                           Cost       Value
      --------------------------------------------------------------------------
      Due in 1 year or less                                   $14,097    $14,104
      Due after 1 year through 5 years                          8,656      8,776
      Due after 5 years through 10 years                       13,805     14,427
      Due after 10 years                                       30,297     31,263
      No stated maturity                                          577        577
      --------------------------------------------------------------------------
      Total                                                   $67,432    $69,147
      ==========================================================================

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2003 were $3,599,000 and there were no securities pledged at December 31, 2002.

Proceeds from sales of debt securities classified as available-for-sale were $38,454,000 and $63,945,000 for 2003 and 2002, respectively and there were no sales of debt and equity securities in 2001. Gross gains realized on the sales in 2003 were $1,454,000 and in 2002 gross realized gains were $1,501,000 and gross losses realized were $24,000.

Note 4
Loans

A summary of loan categories at December 31, 2003 and 2002, is as follows:

      (In thousands)                                          2003        2002
      --------------------------------------------------------------------------
      Commercial and industrial                             $103,638    $101,116
      Real estate:
           Mortgage                                          184,221     176,667
           Mortgage - Church & related                       145,929     105,458
           Construction                                        2,920       3,101
           Construction - Church & related                    16,378      36,074
      Industrial revenue bonds                                 5,373       5,773
      Installment                                              1,911       1,918
      Other                                                    8,662       4,582
      --------------------------------------------------------------------------
      Total                                                 $469,032    $434,689
      ==========================================================================

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

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors for the year ended December 31, 2003, are summarized below. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility.

      (In thousands)
      --------------------------------------------------------------------------
      Aggregate balance, January 1, 2003                                  $3,374
      New loans                                                               --
      Payments                                                                89
      --------------------------------------------------------------------------
      Aggregate balance, December 31, 2003                                $3,285
      ==========================================================================

A summary of the activity in the allowance for loan losses for 2003, 2002 and 2001 is as follows:

      (In thousands)                              2003        2002        2001
      --------------------------------------------------------------------------
      Balance, January 1                        $ 5,293     $ 4,906     $ 4,897
      Provision charged to expense                  190         500          60
      Loans charged off                              (2)       (152)       (110)
      Recoveries of loans previously
           charged off                               25          39          59
      --------------------------------------------------------------------------
      Net loan recoveries (charge-offs)              23        (113)        (51)
      --------------------------------------------------------------------------
      Balance, December 31                      $ 5,506     $ 5,293     $ 4,906
      ==========================================================================

The following is a summary of information pertaining to impaired loans at December 31, 2003 and 2002:

      (In thousands)                                          2003         2002
      --------------------------------------------------------------------------
      Impaired loans without a valuation allowance          $    --      $    --
      Impaired loans with a valuation allowance               4,393       10,369
      Allowance for loan losses related to impaired loans       627          431
      --------------------------------------------------------------------------

Impaired loans consist primarily of renegotiated loans, nonaccrual loans and loans 90 days past due and still accruing interest. Impaired loans continuing to accrue interest were $2,868,000 and $10,319,000 at December 31, 2003 and 2002, respectively. Of these, loans delinquent 90 days or more and still accruing interest at December 31, 2003 and 2002 totaled $147,000 and $4,891,000, respectively. The average balance of impaired loans during 2003 and 2002 was $5,736,000 and $6,626,000, respectively. Income that would have been recognized on non-accrual and renegotiated loans under the original terms of the contract was $272,000, $346,000 and $65,000 for 2003, 2002 and 2001, respectively. Income that was recognized on non-accrual and renegotiated loans was $164,000, $328,000 and $9,000 for 2003, 2002 and 2001, respectively.

Note 5
Premises and Equipment

A summary of premises and equipment at December 31, 2003 and 2002, is as follows:

      (In thousands)                                            2003       2002
      --------------------------------------------------------------------------
      Land                                                    $   873    $   873
      Buildings                                                10,374     10,288
      Leasehold improvements                                      968        968
      Furniture, fixtures and equipment                        18,125     16,799
      Purchased software                                        3,383      3,105
      Internally developed software                             4,474      4,130
      --------------------------------------------------------------------------
                                                               38,197     36,163
      Less accumulated depreciation and amortization           24,659     20,804
      --------------------------------------------------------------------------
      Total                                                   $13,538    $15,359
      ==========================================================================

Depreciation and amortization charged to expense in 2003, 2002 and 2001 amounted to $3,689,000, $3,638,000 and $3,085,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2007. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003:

      (In thousands)
      --------------------------------------------------------------------------
      2004                                                                  $461
      2005                                                                   226
      2006                                                                    42
      2007                                                                     7
      --------------------------------------------------------------------------
      Total                                                                 $736
      ==========================================================================


Rental expense for 2003, 2002 and 2001 was $686,000, $604,000 and $761,000,
respectively.

Note 6
Equity Investments in Non-Marketable Securities

During 2003, the Company converted its $2,000,000 investment in a private imaging company from a convertible debenture into common stock. As part of the conversion, the Company committed to invest an additional $1,100,000 if certain conditions were met. As of December 31, 2003, the total investment of the Company in this entity was $2,908,000 and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2003 the Company had an effective 19.93% ownership interest in this entity and the Chairman and CEO of the Company was a member of the entity's Board of Directors. No business has been transacted between the companies during the year.

The Company made its initial investment in this entity in 2001 through a convertible debenture. The business has since performed poorly and during 2003 received a commitment of an additional $3,000,000 from a new non-affiliated majority owner, in addition to the Company's additional commitment. The new majority owner is currently in the process of stabilizing the business and improving its financial performance. The primary condition for any additional investment by the Company is the amount of the new majority owner's actual financial investment. Should this business fail to meet its objectives, the Company's investment could be subject to future impairment.

This investment, along with $368,000 of other investments in non-marketable securities, is included in other assets on the Company's consolidated balance sheets.

Note 7
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company's intangible assets as of December 31, 2003 are as follows:

                                            Gross Carrying  Accumulated
(In thousands)                                  Amount      Amortization    Net
--------------------------------------------------------------------------------
Amortized intangible assets:
    Customer list                               $  823       $  (55)      $  768
    Software                                     1,024         (256)         768
--------------------------------------------------------------------------------
        Total amortized intangible assets        1,847         (311)       1,536
--------------------------------------------------------------------------------
Unamortized intangible assets:
    Goodwill                                     3,377         (227)*      3,150
    Minimum pension liability                      404           --          404
--------------------------------------------------------------------------------
        Total unamortized intangible assets      3,781         (227)       3,554
--------------------------------------------------------------------------------
Total intangible assets                         $5,628       $ (538)      $5,090
--------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS 142.

On January 1, 2003 the Company acquired $2,927,000 of goodwill, $823,000 of customer list and $1,024,000 in software related to the consolidation of GEMS, which is further discussed in Item 1 and 7 of this report. The customer list and software are amortized over 15 years and 4 years, respectively. The minimum pension liability was recorded in accordance with SFAS 87, "Employers' Accounting for Pensions", which requires the Company to record an additional minimum pension liability by the amount that the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amount previously recorded and offset this liability by an intangible asset to the extent of previously unrecognized prior service costs. The liability and corresponding intangible asset are adjusted annually.

Amortization of intangible assets amounted to $311,000 and $91,000 for the years ended December 31, 2003 and 2001, respectively. There was no amortization of intangibles for the year ended December 31, 2002. Estimated amortization of intangibles over the next five years is as follows: $311,000 in 2004, 2005 and 2006 and $55,000 in 2007 and 2008.

Note 8
Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 2003 and 2002:

      (In thousands)                                          2003        2002
      --------------------------------------------------------------------------
      NOW and Money Market Deposit Accounts                 $ 53,983    $ 53,543
      Savings deposits                                        32,626      32,724
      Time deposits:
           Less than $100                                     27,909       5,611
           $100 or more                                       43,276      42,288
      --------------------------------------------------------------------------
      Total                                                 $157,794    $134,166
      ==========================================================================

Interest on deposits consist of the following for 2003, 2002 and 2001:

      (In thousands)                                   2003      2002      2001
      --------------------------------------------------------------------------
      NOW and Money Market Deposit Accounts           $  371    $  632    $1,544
      Savings deposits                                   281       528     1,761
      Time deposits:
           Less than $100                                351       178       195
           $100 or more                                  844       902       363
      --------------------------------------------------------------------------
      Total                                           $1,847    $2,240    $3,863
      ==========================================================================

The scheduled maturities of certificates of deposit at December 31, 2003 and 2002, are summarized as follows:

                                                2003                 2002
                                        ----------------------------------------
                                                    Percent              Percent
      (In thousands)                     Amount    of Total   Amount    of Total
      --------------------------------------------------------------------------
      Due within:
           One year                     $50,991       71.6%  $42,678       89.1%
           Two years                      8,826       12.4     3,066        6.4
           Three years                      276         .4       920        1.9
           Four years                     1,265        1.8        10         --
           Five years                     9,827       13.8     1,225        2.6
      --------------------------------------------------------------------------
      Total                             $71,185      100.0%  $47,899      100.0%
      ==========================================================================

Note 9
Short-Term Borrowings

Company short-term borrowings consist mainly of federal funds purchased and tax deposits of the United States Treasury. At December 31, 2003 the bank subsidiary had short-term borrowings of $123,000 that consisted of borrowings from the Treasury related to tax deposits received from customers not yet drawn upon by the Treasury. These borrowings are secured by U.S. Treasury and Agency securities. The average amount of all borrowings for 2003 was $943,000 at an average rate of 1.48% and the maximum amount outstanding at the end of any month during the year was $21,523,000. At December 31, 2002 the bank subsidiary borrowed $37,438,000 in federal funds at a year-end weighted average rate of 1.56%. Of this amount, $17,438,000 were unsecured borrowings and $20,000,000 were borrowings from the Federal Home Loan Bank secured by commercial and residential mortgage loans. Average borrowings for 2002 were $1,485,000 with an average rate of 2.22%. The borrowings for the month ended December 31, 2002 was the maximum amount that was outstanding at the end of any month during the year.

Note 10
Employee Benefits

The Company has a noncontributory defined benefit pension plan, which covers most of its employees. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years. Disclosure information is based on a measurement date of December 31 of the corresponding year.

A summary of the activity in the defined benefit pension plan's benefit obligation, assets, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2003 and 2002, is as follows:

      (In thousands)                                         2003         2002
      --------------------------------------------------------------------------
      Benefit obligation:
           Balance, January 1                             $ 16,461     $ 14,166
           Service cost                                        979          952
           Interest cost                                     1,105        1,012
           Actuarial loss                                    1,718          551
           Benefits paid                                      (237)        (220)
      --------------------------------------------------------------------------
      Balance, December 31                                $ 20,026     $ 16,461
      ==========================================================================
      Plan assets:
           Fair value, January 1                          $ 12,797     $ 12,640
           Actual return                                     1,622         (524)
           Employer contribution                               903          901
           Benefits paid                                      (237)        (220)
      --------------------------------------------------------------------------
      Fair value, December 31                             $ 15,085     $ 12,797
      ==========================================================================
      Funded status:
           Unfunded projected benefits obligation         $ (4,941)    $ (3,664)
           Unrecognized prior service cost                      90          103
           Unrecognized net loss                             2,614        1,463
      --------------------------------------------------------------------------
      Accrued pension cost                                $ (2,237)    $ (2,098)
      ==========================================================================

The accumulated benefit obligation was $15,970,000 and $12,826,000 for the periods ended December 31, 2003 and 2002, respectively. The Company expects to contribute approximately $975,000 to the plan in 2004.

The following represent the major assumptions used to determine the benefit obligation of the plan:

                                                         2003     2002     2001
      --------------------------------------------------------------------------
      Weighted average discount rate                     6.25%    7.00%    7.25%
      Rate of increase in compensation levels            4.00%    4.00%    4.00%

The pension cost for 2003, 2002 and 2001 was $1,042,000, $948,000 and $700,000,
respectively, and included the following components:

      (In thousands)                                      2003        2002        2001
      ---------------------------------------------------------------------------------
      Service cost - benefits earned during the year    $   979     $   952     $   824
      Interest cost on projected benefit obligations      1,105       1,012         898
      Expected return on plan assets                     (1,055)     (1,031)       (960)
      Net amortization and deferral                          13          15         (62)
      ---------------------------------------------------------------------------------
      Net periodic pension cost                         $ 1,042     $   948     $   700
      =================================================================================

The following represent the major assumptions used to determine the net benefit cost of the plan:

                                                         2003     2002     2001
      --------------------------------------------------------------------------
      Weighted average discount rate                     7.00%    7.25%    7.50%
      Rate of increase in compensation levels            4.00%    4.00%    4.00%
      Expected long-term rate of return on assets        8.00%    8.00%    8.00%

The asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

                                                                  Percentage of
                                                                   Plan Assets
      --------------------------------------------------------------------------
      Asset Class                                                2003      2002
      --------------------------------------------------------------------------
      Equity securities                                          34.6%     25.6%
      Debt securities                                            65.1%     73.7%
      Cash and cash equivalents                                    .3%       .7%
      --------------------------------------------------------------------------
           Total                                                100.0%    100.0%
      ==========================================================================

The investment objective for the defined benefit pension plan is to maximize total return with a tolerance for average risk. Asset allocation strongly favors fixed income investments, with a target allocation of approximately 67% fixed income, 33% equities, and 0% cash. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity component is invested in pooled large cap stocks. More aggressive or volatile sectors, although currently not employed, can be represented in the asset mix to pursue higher returns with proper diversification. The assumed long-term rate of return on assets is 8.0% as derived below:

                           Expected Long-Term                                Contribution to
      Asset Class           Return on Class      X      Allocation     =        Assumption
      --------------------------------------------------------------------------------------
      Equity securities         9 - 11%                    33.3%                3.0% - 3.67%
      Fixed income              6 - 7%                     66.7%                4.0% - 4.67%
      --------------------------------------------------------------------------------------
                                                                                7.0% - 8.34%
      ======================================================================================

The 8% assumption falls within the expected range.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company's subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan.

The pension cost for 2003, 2002 and 2001 for the supplemental executive retirement plan was $145,000, $177,000 and $220,000 respectively, and included the following components:

      (In thousands)                                    2003      2002      2001
      --------------------------------------------------------------------------
      Service cost - benefits earned during the year   $ (24)    $ (13)    $  11
      Interest cost on projected benefit obligations     107       124       120
      Net amortization and deferral                       62        66        89
      --------------------------------------------------------------------------
      Net periodic pension cost                        $ 145     $ 177     $ 220
      ==========================================================================

A summary of the activity in the supplemental executive retirement plan's benefit obligation, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2003 and 2002, is as follows:

      (In thousands)                                          2003        2002
      --------------------------------------------------------------------------
      Benefit obligation:
           Balance, January 1                               $ 1,878     $ 1,787
           Service cost                                         (24)        (13)
           Interest cost                                        107         124
           Actuarial gain                                      (266)        (20)
      --------------------------------------------------------------------------
      Balance, December 31                                  $ 1,695     $ 1,878
      ==========================================================================
      Funded status:
           Unfunded projected benefits obligation           $(1,695)    $(1,878)
           Unrecognized prior service cost                      404         454
           Unrecognized actuarial loss                          105         383
      --------------------------------------------------------------------------
           Accrued pension cost                              (1,186)     (1,041)
           Minimum liability adjustment                        (419)       (379)
      --------------------------------------------------------------------------
      Accrued pension cost                                  $(1,605)    $(1,420)
      ==========================================================================

The accumulated benefit obligation was $1,605,000 and $1,420,000 for the periods ended December 31, 2003 and 2002, respectively. Since this is an unfunded plan there are no plan assets. The major assumptions used to determine the projected benefit obligation and net benefit cost are the same as those in the defined plan explained above.

The provisions of SFAS 87, "Employers' Accounting for Pensions", required the Company to record an additional minimum liability of $419,000 and $379,000 at December 31, 2003 and 2002, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amounts previously recorded. The additional liability is offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $404,000 and $379,000 at December 31, 2003 and 2002, respectively, are included in other intangible assets on the accompanying consolidated balance sheets. The remaining amount at December 31, 2003 of $15,000 is recorded, net of tax, as an accumulated other comprehensive loss.

The Company maintains a noncontributory profit sharing plan, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2003, 2002 and 2001 was $1,755,000, $1,632,000 and $1,588,000, respectively.

The Company sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2003, 2002 and 2001 were $333,000, $277,000 and $260,000, respectively.

Stock Option and Bonus Plans*

The Company maintains a restricted stock bonus plan which provides for the issuance of up to 115,500 shares of common stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees and non-employee directors of the Company as a means of retaining and rewarding them for long-term performance. During 2003, 2002 and 2001, 6,501 shares, 1,040 shares and 693 shares, respectively, were granted with weighted average per share market prices of $24.74 in 2003, $21.21 in 2002 and $16.97 in 2001. The
fair value of such shares, which is based on the market price on the date of grant, has been recorded in the consolidated financial statements through the establishment of a contra shareholders' equity account which is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $57,000 for 2003, $22,000 for 2002 and $80,000 for 2001. At
December 31, 2003 the weighted-average grant date fair value and weighted average contractual life for outstanding shares of restricted stock was $24.16 and 2.04 years, respectively.

A summary of restricted stock bonus share activity follows:

                                                        2003        2002        2001
      -------------------------------------------------------------------------------
      Awards available for grant beginning of year     65,142      66,182      66,875
           Restricted shares awarded                   (6,501)     (1,040)       (693)
      -------------------------------------------------------------------------------
      Awards available for grant end of year           58,641      65,142      66,182
      ===============================================================================

The Company also maintains a performance-based stock option plan, which provides for the granting of options to acquire up to 462,000 shares of Company common stock. Options vest over a period not to exceed seven years.

The following table summarizes stock options outstanding as of December 31, 2003:

                                                        Weighted Average
        Exercise                   Options                  Remaining
          Price                  Outstanding            Contractual Life
      ---------------------------------------------------------------------
        $  8.94                     8,428                     1.00 years
          17.63                     6,930                     1.88
          19.91                     4,042                     2.00
          21.33                     2,310                     2.00
          21.86                    65,084                     2.00
          22.04                     8,731                     1.11
          22.50                    12,000                     6.00
          24.75                     3,543                     6.00

Changes in options outstanding were as follows:
                                                                Weighted Average
                                                      Shares     Exercise Price
      --------------------------------------------------------------------------
      Balance at December 31, 2000                    186,439       $15.25
      Exercised                                       (12,017)        8.94
      Forfeited                                        (2,497)       17.91
      --------------------------------------------------------------------------
      Balance at December 31, 2001                    171,925        15.65
      Granted                                           6,930        19.92
      Exercised                                       (44,850)        8.94
      Forfeited                                        (4,042)       21.86
      --------------------------------------------------------------------------
      Balance at December 31, 2002                    129,963        18.01
      Granted                                          15,543        23.01
      Exercised                                       (27,508)       10.81
      Forfeited                                        (6,930)       19.92
      --------------------------------------------------------------------------
      Balance at December 31, 2003                    111,068       $20.37
      ==========================================================================

At December 31, 2003, 19,647 shares were exercisable with a weighted average exercise price of $15.40.

*All share and per share amounts in this section have been restated to reflect a 10% stock dividend declared in February 2004.

Note 11
Other Operating Expense

Details of other operating expense for 2003, 2002 and 2001 are as follows:

      (In thousands)                                 2003       2002       2001
      --------------------------------------------------------------------------
      Postage, printing and supplies               $ 2,886    $ 2,906    $ 2,662
      Advertising and business development           1,929      1,382      1,280
      Professional fees                              2,268      1,964      1,740
      Outside service fees                           1,316      1,175      1,006
      Data processing services                         207        231        416
      Telecommunications                               561        510        605
      Other                                          2,325      1,192      1,062
      --------------------------------------------------------------------------
      Total other operating expense                $11,492    $ 9,360    $ 8,771
      ==========================================================================

Note 12
Income Taxes

The components of income tax expense for 2003, 2002 and 2001 are as follows:

      (In thousands)                               2003        2002       2001
      --------------------------------------------------------------------------
      Current:
           Federal                               $ 3,571     $ 2,883     $ 2,571
           State                                     481         419         407
      Deferred                                      (599)       (315)        761
      --------------------------------------------------------------------------
      Total income tax expense                   $ 3,453     $ 2,987     $ 3,739
      ==========================================================================

A reconciliation of expected income tax expense, computed by applying the effective federal statutory rate of 34% for 2003, 2002 and 2001 to income before income tax expense, to reported income tax expense is as follows:

      (In thousands)                                2003       2002       2001
      --------------------------------------------------------------------------
      Expected income tax expense                 $ 3,861    $ 3,502    $ 3,660
      (Reductions) increases resulting from:
           Tax-exempt interest                       (793)      (800)      (229)
           State taxes, net of federal benefit        317        277        269
           Other, net                                  68          8         39
      --------------------------------------------------------------------------
      Total income tax expense                    $ 3,453    $ 2,987    $ 3,739
      ==========================================================================

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

      (In thousands)                                          2003        2002
      --------------------------------------------------------------------------
      Deferred tax assets:
           Allowance for loan losses                        $ 1,952     $ 1,452
           Accrued pension cost                                 783         724
           Deferred revenue                                     626          --
           Other                                                491         459
      --------------------------------------------------------------------------
             Total deferred tax assets                        3,852       2,635
      --------------------------------------------------------------------------
      Deferred tax liabilities:
           Unrealized gain on investment in debt
             and equity securities available-for-sale          (583)       (615)
           Premises and equipment                              (641)       (724)
           Intangibles                                         (532)         --
           Other                                               (179)       (237)
      --------------------------------------------------------------------------
             Total deferred tax liabilities                  (1,935)     (1,576)
      --------------------------------------------------------------------------
      Net deferred tax assets                               $ 1,917     $ 1,059
      ==========================================================================

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2003 or 2002, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

Note 13
Contingencies

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 14
Disclosures About Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2003, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The approximate remaining term of commercial and standby letters of credit range from less than 1 to 5 years. Since these financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters at December 31, 2003 and 2002:

      (In thousands)                                            2003       2002
      --------------------------------------------------------------------------
      Conditional commitments to extend credit                $20,941    $29,463
      Standby letters of credit                                 4,516      5,663
      Commercial letters of credit                                347        100
      --------------------------------------------------------------------------

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2003 and 2002:

                                                  2003                    2002
                                          --------------------------------------------
                                          Carrying       Fair     Carrying      Fair
      (In thousands)                       Amount       Value      Amount       Value
      --------------------------------------------------------------------------------
      Balance sheet assets:
           Cash and cash equivalents      $ 62,367    $ 62,367    $ 30,006    $ 30,006
           Investment in debt and
             equity securities              69,147      69,147      69,371      69,371
           Loans, net                      463,526     464,502     429,396     434,208
           Accrued interest receivable       2,231       2,231       2,539       2,539
      --------------------------------------------------------------------------------
      Total                               $597,271    $598,247    $531,312    $536,124
      ================================================================================

      Balance sheet liabilities:
           Deposits                       $272,428    $273,235    $243,518    $243,871
           Accounts and drafts payable     293,769     293,769     223,621     223,621
           Short-term borrowings               123         123      37,438      37,438
           Accrued interest payable            150         150          91          91
      --------------------------------------------------------------------------------
      Total                               $566,470    $567,277    $504,668    $505,021
      ================================================================================

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

Commitments to Extend Credit and Standby Letters of Credit The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present credit-worthiness of such counterparties. The Company believes such commitments have been made at terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon.

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

Note 15
Industry Segment Information

The services provided by the Company are classified into four reportable segments: Transportation Information Services, Utility Information Services, Banking Services and Government Software Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements.

The Transportation Information Services segment provides freight invoice rating, payment, auditing, cost accounting and transportation information services to large corporate shippers. The Utility Information Services segment processes and pays utility invoices, including electricity, gas, water and telecommunications, for large corporate entities that have many locations or are heavy users of energy. The Banking Services segment provides banking services primarily to privately-held businesses and churches. The Government Software Services segment provides the public sector with integrated financial, property and human resource management systems through the Bank's wholly-owned subsidiary, Government e-Management Solutions, Inc. (GEMS).

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

Summarized information about the Company's operations in each industry segment for the periods ended December 31, 2003, 2002 and 2001, is as follows:

                                            Transportation   Utility                    Government    Corporate
                                              Information   Information     Banking      Software        and
(In thousands)                                 Services      Services       Services     Services    Eliminations      Total
-----------------------------------------------------------------------------------------------------------------------------
2003
Fee revenue and other income:
        Income from customers                  $  20,922     $   9,532     $   1,917     $   7,696    $      --     $  40,067
        Intersegment income                           --            --         1,512            --       (1,512)           --
Net interest income (expense) after
   provision for loan losses:
        Interest from customers                   11,888         3,151        11,153            --           --        26,192
        Intersegment interest                        123            32          (155)           --           --            --
Depreciation and amortization                      2,415         1,013           491           590           71         4,580
Income taxes                                         207           946         2,232            68           --         3,453
Net income                                         2,237         1,853         3,705           107           --         7,902
Goodwill                                             223            --            --         2,927           --         3,150
Other intangible assets, net                          --            --            --         1,536          404         1,940
Total assets                                     260,490        69,245       328,412         7,488      (25,939)      639,696
-----------------------------------------------------------------------------------------------------------------------------
2002
Fee revenue and other income:
        Income from customers                  $  19,275     $   6,920     $   1,835           N/A    $      --     $  28,030
        Intersegment income                           --            --         1,511           N/A       (1,511)           --
Net interest income (expense) after
   provision for loan losses:
        Interest from customers                   14,117         3,127        11,600           N/A           --        28,844
        Intersegment interest                        (87)          (19)          106           N/A           --            --
Depreciation and amortization                      2,544           916           453           N/A           65         3,978
Income taxes                                         185           368         2,434           N/A           --         2,987
Net income                                         2,130         1,090         4,092           N/A           --         7,312
Goodwill                                             223            --            --           N/A           --           223
Other intangible assets, net                          --            --            --           N/A          379           379
Total assets                                     240,611        52,817       315,294           N/A      (36,489)      572,233
-----------------------------------------------------------------------------------------------------------------------------
2001
Fee income and other revenue:
        Income from customers                  $  17,262     $   4,450     $   1,531           N/A    $      --     $  23,243
        Intersegment income                           --            --         1,412           N/A       (1,412)           --
Net interest income (expense) after
   provision for loan losses:
        Interest from customers                   16,867         3,271        12,112           N/A           --        32,250
        Intersegment interest                        127            24          (151)          N/A           --            --
Depreciation and amortization                      2,300           516           425           N/A           35         3,276
Income taxes                                       1,319            25         2,419           N/A          (24)        3,739
Net income                                         2,945            34         4,095           N/A          (49)        7,025
Goodwill                                             223            --            --           N/A           --           223
Other intangible assets, net                          --            --            --           N/A          587           587
Total assets                                     262,707        58,844       288,887           N/A       (8,061)      602,377
-----------------------------------------------------------------------------------------------------------------------------

Note 16
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) as of December 31, 2003 and 2002, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2003.

                                                        Condensed Balance Sheets
                                                              December 31
                                                        ------------------------
      (In thousands)                                        2003        2002
      --------------------------------------------------------------------------
      Assets:
           Cash and due from banks                        $    346      $  2,599
           Short-term investments                           26,666            --
           Investment in debt and equity securities,
                available-for-sale                          63,679        54,854
           Loans, net                                      207,134       205,240
           Investment in subsidiary                         32,709        29,910
           Premises and equipment, net                      11,879        14,354
           Other assets                                     21,536        17,538
      --------------------------------------------------------------------------
      Total assets                                        $363,949      $324,495
      ==========================================================================
      Liabilities and Shareholders' Equity:
             Accounts and drafts payable                  $293,769      $223,621
             Borrowings from subsidiary                         --        35,861
             Other liabilities                               5,388         3,967
      --------------------------------------------------------------------------
      Total liabilities                                    299,157       263,449
      Total shareholders' equity                            64,792        61,046
      --------------------------------------------------------------------------
      Total liabilities and shareholders' equity          $363,949      $324,495
      ==========================================================================

                                                      Condensed Statements of Income
                                                               December 31
                                                      ------------------------------
      (In thousands)                                    2003      2002       2001
      -----------------------------------------------------------------------------
      Income from subsidiary:
           Dividends                                  $   870    $ 2,100    $    --
           Interest                                       163         41        253
           Management fees                                870        776        827
      -----------------------------------------------------------------------------
             Income from subsidiary                     1,903      2,917      1,080
      Information services revenue                     28,440     24,622     21,490
      Net interest income after provision              13,973     16,119     19,055
      Gains on sales of investment securities           1,415      1,313         --
      Other income                                        599        259        222
      -----------------------------------------------------------------------------
             Total income                              46,330     45,230     41,847
      -----------------------------------------------------------------------------
      Expenses:
           Salaries and employee benefits              28,397     26,884     26,080
           Other expenses                              11,820     12,474     11,517
      -----------------------------------------------------------------------------
             Total expenses                            40,217     39,358     37,597
      -----------------------------------------------------------------------------
      Income before income tax and equity in
           undistributed income of subsidiary           6,113      5,872      4,250
      Income tax expense                                1,153        552      1,320
      -----------------------------------------------------------------------------
      Income before undistributed income
           of subsidiary                                4,960      5,320      2,930
      Equity in undistributed income of subsidiary      2,942      1,992      4,095
      -----------------------------------------------------------------------------
      Net income                                      $ 7,902    $ 7,312    $ 7,025
      =============================================================================

                                                             Condensed Statements of Cash Flows
                                                                          December 31
                                                             ----------------------------------
      (In thousands)                                           2003         2002         2001
      -----------------------------------------------------------------------------------------
      Cash flows from operating activities:
           Net income                                        $  7,902     $  7,312     $  7,025
           Adjustments to reconcile net income to
             net cash provided by operating activities:
             Equity in undistributed income
                of subsidiary                                  (2,942)      (1,992)      (4,095)
             Net change in other assets                        (3,998)       3,249        3,452
             Net change in other liabilities                    1,421         (322)      (2,234)
             Amortization of stock bonus awards                    57           22           80
             Other, net                                         3,223          709          375
      -----------------------------------------------------------------------------------------
                Net cash provided by operating activities       5,663        8,978        4,603
      -----------------------------------------------------------------------------------------
      Cash flows from investing activities:
           Net (increase) decrease in securities               (8,825)      22,797      (25,603)
           Net (increase) decrease in loans                    (1,894)     (26,893)       7,629
           Purchase of bank owned life insurance                   --      (10,000)          --
           Purchases of premises and equipment, net              (605)      (1,990)      (5,625)
      -----------------------------------------------------------------------------------------
                Net cash used in investing activities         (11,324)     (16,086)     (23,599)
      -----------------------------------------------------------------------------------------
      Cash flows from financing activities:
           Net increase (decrease) in accounts
                and drafts payable                             70,148      (68,173)     (11,046)
           Advances from subsidiary                           (35,861)      35,861           --
           Cash dividends paid                                 (2,814)      (2,628)      (2,579)
           Purchases of common shares for treasury             (1,764)        (383)      (3,279)
           Other financing activities                             365          368           60
      -----------------------------------------------------------------------------------------
             Net cash provided by (used in)
                financing activities                           30,074      (34,955)     (16,844)
      -----------------------------------------------------------------------------------------
           Net increase (decrease) in cash and
             cash equivalents                                  24,413      (42,063)     (35,840)
      Cash and cash equivalents at beginning of year            2,599       44,662       80,502
      -----------------------------------------------------------------------------------------
      Cash and cash equivalents at end of year               $ 27,012     $  2,599     $ 44,662
      =========================================================================================

Note 17
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

                                             First       Second        Third       Fourth
(In thousands, except per share data)       Quarter      Quarter      Quarter      Quarter        YTD
=======================================================================================================
2003
Fee revenue and other income                $ 9,321      $10,686      $10,300      $ 9,760      $40,067
Interest income                               7,139        6,929        6,963        7,212       28,243
Interest expense                                460          444          449          508        1,861
-------------------------------------------------------------------------------------------------------
   Net interest income                        6,679        6,485        6,514        6,704       26,382
Provision for loan losses                        90           --           --          100          190
Operating expense                            13,796       13,895       13,857       13,356       54,904
Income tax expense                              596        1,037          935          885        3,453
Net income                                  $ 1,518      $ 2,239      $ 2,022      $ 2,123      $ 7,902
Net income per share:
   Basic earnings per share*                $   .41      $   .61      $   .56      $   .57      $  2.15
   Diluted  earnings per share*                 .41          .60          .55          .57         2.13
=======================================================================================================
2002
Fee revenue and other income                $ 6,004      $ 7,502      $ 6,756      $ 7,768      $28,030
Interest income                               7,919        8,199        7,863        7,636       31,617
Interest expense                                551          585          579          558        2,273
-------------------------------------------------------------------------------------------------------
   Net interest income                        7,368        7,614        7,284        7,078       29,344
Provision for loan losses                        90          180           90          140          500
Operating expense                            11,324       11,713       11,493       12,045       46,575
Income tax expense                              612          992          683          700        2,987
Net income                                  $ 1,346      $ 2,231      $ 1,774      $ 1,961      $ 7,312
Net income per share:
   Basic earnings per share*                $   .36      $   .61      $   .48      $   .53      $  1.98
   Diluted  earnings per share*                 .36          .60          .47          .53         1.96
=======================================================================================================

*Basic and diluted earnings per share have been adjusted to reflect the 10% stock dividend declared in February 2004.

Independent Auditors' Report

The Board of Directors and Shareholders of Cass Information Systems, Inc.:

            We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

St. Louis, Missouri
February 27, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the SEC is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Chief Financial Officer within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of December 31, 2003 and based on their evaluation believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the fourth quarter of 2003 in the Company's internal controls identified by the Chief Executive and Chief Financial Officers in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission (SEC) no later than 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees billed by the Company's principal accountant for services is incorporated herein by reference from the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

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

               21             Subsidiaries of registrant

               23             Consent of KPMG LLP

               31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            The Company filed a report on Form 8-K under Items 7 and 9 dated October 23, 2003, reporting the announcement of the Company's earnings for the third quarter of 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CASS INFORMATION SYSTEMS, INC.


Date: March 8, 2004                  By        /s/  Lawrence A. Collett
                                        ----------------------------------------
                                                  Lawrence A. Collett
                                         Chairman and Chief Executive Officer


Date: March 8, 2004                  By        /s/  Eric H. Brunngraber
                                        ----------------------------------------
                                                  Eric H. Brunngraber
                                               Vice President-Secretary
                                        (Chief Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.


Date: March 8, 2004                  By /s/ Robert J. Bodine
                                        ----------------------------------------
                                            Robert J. Bodine


Date: March 8, 2004                  By /s/ Eric H. Brunngraber
                                        ----------------------------------------
                                            Eric H. Brunngraber


Date: March 8, 2004                  By /s/ Bryan S. Chapell
                                        ----------------------------------------
                                            Bryan S. Chapell


Date: March 8, 2004                  By /s/ Lawrence A. Collett
                                        ----------------------------------------
                                            Lawrence A. Collett


Date: March 8, 2004                  By /s/ Thomas J. Fucoloro
                                        ----------------------------------------
                                            Thomas J. Fucoloro


Date: March 8, 2004                  By /s/ Wayne J. Grace
                                        ----------------------------------------
                                            Wayne J. Grace


Date: March 8, 2004                  By /s/ Harry J. Krieg
                                        ----------------------------------------
                                            Harry J. Krieg


Date: March 8, 2004                  By /s/ Howard A. Kuehner
                                        ----------------------------------------
                                            Howard A. Kuehner


Date: March 8, 2004                  By /s/ Jake Nania
                                        ----------------------------------------
                                            Jake Nania


Date: March 8, 2004                  By /s/ Irving A. Shepard
                                        ----------------------------------------
                                            Irving A. Shepard


Date: March 8, 2004                  By /s/ A. J. Signorelli
                                        ----------------------------------------
                                            A. J. Signorelli


Date: March 8, 2004                  By /s/ Bruce E. Woodruff
                                        ----------------------------------------
                                            Bruce E. Woodruff