Form 10-Q
period 2004-03-31
CASS INFORMATION SYSTEMS INC
filed 2004-05-07
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2004
                           Commission File No. 2-80070

                               ------------------

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

                                 Yes |_| No |X|

      The number of shares outstanding of registrant's only class of stock as of April 30, 2004: Common stock, par value $.50 per share - 3,683,272 shares outstanding.


--------------------------------------------------------------------------------

      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

      Item 1. FINANCIAL STATEMENTS

              Consolidated Balance Sheets
                March 31, 2004 (unaudited) and December 31, 2003 ................................    3

              Consolidated Statements of Income
                Three months ended March 31, 2004 and 2003 (unaudited) ..........................    4

              Consolidated Statements of Cash Flows
                Three months ended March 31, 2004 and 2003 (unaudited) ..........................    5

              Notes to Consolidated Financial Statements (unaudited) ............................    6

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS .......................................................   11

      Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........................   20

      Item 4. CONTROLS AND PROCEDURES ...........................................................   20

PART II - Other Information - Items 1. - 6. .....................................................   21

      SIGNATURES ................................................................................   22

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors which may cause future performance to vary from expected performance summarized in the forward-looking statements, including those set forth in this paragraph. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: the failure to successfully execute our corporate plan, the loss of key personnel or inability to attract additional qualified personnel, the loss of key customers, increased competition, the inability to remain current with rapid technological change, risks related to acquisitions, risks associated with business cycles and fluctuations in interest rates, utility and system interruptions or processing errors, rules and regulations governing financial institutions and changes in such rules and regulations, credit risk related to borrowers' ability to repay loans, concentration of loans to certain segments such as commercial enterprises, churches and borrowers in the St. Louis area which creates risks associated with adverse factors that may affect these groups and volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                               March 31     December 31
                                                                 2004          2003
Assets
Cash and due from banks                                       $  14,045     $  17,754
Federal funds sold and other short-term investments              25,075        44,613
                                                              ---------     ---------
     Cash and cash equivalents                                   39,120        62,367
                                                              ---------     ---------
Investment in debt and equity securities
     available-for-sale, at fair value                           65,023        69,147

Loans                                                           460,110       469,032
     Less: Allowance for loan losses                              5,709         5,506
                                                              ---------     ---------
         Loans, net                                             454,401       463,526
                                                              ---------     ---------
Premises and equipment, net                                      13,256        13,538
Bank owned life insurance                                        10,831        10,709
Goodwill                                                          3,150         3,150
Other intangible assets, net                                      1,862         1,940
Other assets                                                     16,140        15,319
                                                              ---------     ---------
           Total assets                                       $ 603,783     $ 639,696
                                                              =========     =========
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                      $  98,059     $ 114,634
     Interest-bearing                                           170,636       157,794
                                                              ---------     ---------
         Total deposits                                         268,695       272,428
Accounts and drafts payable                                     259,626       293,769
Short-term borrowings                                               107           123
Other liabilities                                                 8,946         8,584
                                                              ---------     ---------
         Total liabilities                                      537,374       574,904
                                                              ---------     ---------
Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                           --            --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and 4,494,510 and
   4,160,110 shares issued at March 31, 2004 and
   December 31, 2003, respectively                                2,247         2,080
Additional paid-in capital                                       19,314         8,466
Retained earnings                                                59,850        69,695
Common shares in treasury, at cost (813,058 shares at
   March 31, 2004 and 824,598 shares at December 31, 2003)      (16,214)      (16,442)
Unamortized stock bonus awards                                     (171)         (129)
Accumulated other comprehensive income                            1,383         1,122
                                                              ---------     ---------
         Total shareholders' equity                              66,409        64,792
                                                              ---------     ---------
           Total liabilities and shareholders' equity         $ 603,783     $ 639,696
                                                              =========     =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                   Three Months Ended
                                                                         March 31
                                                                ------------------------
                                                                   2004          2003
Fee Revenue and Other Income:
Freight and utility payment and processing revenue              $    7,598    $    6,969
Software revenue                                                     1,179         1,796
Bank service fees                                                      414           426
Gains on sales of investment securities                                441            --
Other                                                                  135           129
                                                                ----------    ----------
       Total fee revenue and other income                            9,767         9,320
                                                                ----------    ----------
Interest Income:
Interest and fees on loans                                           6,454         6,416
Interest and dividends on debt and equity securities:
     Taxable                                                            97           188
     Exempt from federal income taxes                                  427           435
Interest on federal funds sold and
   other short-term investments                                        162           100
                                                                ----------    ----------
       Total interest income                                         7,140         7,139
                                                                ----------    ----------
Interest Expense:
Interest on deposits                                                   567           451
Interest on short-term borrowings                                       --             9
                                                                ----------    ----------
       Total interest expense                                          567           460
                                                                ----------    ----------
         Net interest income                                         6,573         6,679
Provision for loan losses                                              200            90
                                                                ----------    ----------
         Net interest income after provision for loan losses         6,373         6,589
                                                                ----------    ----------
Operating Expense:
Salaries and employee benefits                                       9,157         9,352
Occupancy                                                              458           436
Equipment                                                            1,025         1,161
Other operating                                                      2,842         2,846
                                                                ----------    ----------
       Total operating expense                                      13,482        13,795
                                                                ----------    ----------
         Income before income tax expense                            2,658         2,114
Income tax expense                                                     811           596
                                                                ----------    ----------
         Net income                                             $    1,847    $    1,518
                                                                ==========    ==========

Earnings per share*:
         Basic                                                  $      .50    $      .41
         Diluted                                                $      .50    $      .41

Weighted average shares outstanding*:
         Basic                                                   3,668,393     3,698,252
         Effect of stock options and awards                         40,026        37,134
         Diluted                                                 3,708,419     3,735,386

* Earnings per share and weighted average shares outstanding for three months ended March 31, 2003 have been restated to reflect the 10% stock dividend issued in March 2004.

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                             Three Months Ended
                                                                                  March 31
                                                                           ---------------------
                                                                             2004         2003
Cash Flows From Operating Activities:
Net income                                                                 $  1,847     $  1,518
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                          1,046        1,191
       Gains on sales of investment securities                                 (441)          --
       Provision for loan losses                                                200           90
       Amortization of stock bonus awards                                        20           10
       Tax benefit from exercise of stock options and bonuses                    85           --
       Decrease in accrued interest receivable                                   27          129
       Deferred income tax benefit                                             (474)         (46)
       Increase in pension liability                                            296          292
       Increase in income tax liability                                         662          275
       Change in other assets                                                  (268)          63
       Change in other liabilities                                             (583)        (299)
       Other operating activities, net                                           --            8
                                                                           --------     --------
       Net cash provided by operating activities                              2,417        3,231
                                                                           --------     --------
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available-for-sale              12,052           --
Proceeds from maturities of debt and equity securities
   available-for-sale                                                         3,200        3,144
Purchase of debt and equity securities available-for-sale                   (10,407)          --
Net decrease in loans                                                         8,550        2,609
Purchases of premises and equipment, net                                       (571)      (1,039)
                                                                           --------     --------
         Net cash provided by investing activities                           12,824        4,714
                                                                           --------     --------
Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                         (16,575)     (17,232)
Net (decrease) increase in interest-bearing demand and savings deposits      (7,128)         758
Net increase in time deposits                                                19,970          890
Net (decrease) increase in accounts and drafts payable                      (34,143)      40,583
Net decrease in short-term borrowings                                           (16)     (27,429)
Cash proceeds from exercise of stock options                                    111           --
Cash paid for stock dividend fractional shares                                   (4)          --
Cash dividends paid                                                            (703)        (707)
                                                                           --------     --------
         Net cash used in financing activities                              (38,488)      (3,137)
                                                                           --------     --------
Net (decrease) increase in cash and cash equivalents                        (23,247)       4,808
Cash and cash equivalents at beginning of period                             62,367       30,006
                                                                           --------     --------
Cash and cash equivalents at end of period                                 $ 39,120     $ 34,814
                                                                           ========     ========
Supplemental information:
         Cash paid for interest                                            $    513     $    440
         Cash paid for income taxes                                             660          182

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and related footnotes included in the Cass Information System, Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2003.

      Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. All share and per share data for 2003 has been restated to reflect the 10% stock dividend issued in March 2004.

Note 2 - Impact of New Accounting Pronouncements

      In December 2003, the FASB issued Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" (FIN 46R), which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," issued in January 2003. Companies are required to apply FIN 46R to variable interest entities (VIEs) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. The Company is currently not a primary beneficiary of a VIE and therefore adoption of FIN 46R did not have a material impact on its consolidated financial statements.

      In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The new disclosure requirements apply to investments in debt and marketable equity securities that are accounted under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." Effective for fiscal years ending after December 15, 2003 companies are required to disclose information about debt or marketable equity securities with market values below carrying values. The Company currently only has one security in an unrealized loss position with a fair value of $2,009,000 and an unrealized loss of $1,000. This security is a U.S. Treasury security that was purchased in the second half of 2003 and therefore has been in an unrealized loss position for less than one year and the loss is considered temporary.

      In December 2003, the FASB issued SFAS 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which increases the disclosure requirements of the original statement by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information and also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The disclosure requirements of SFAS 132 (Revised 2003) that are required for quarters beginning after December 15, 2003 are included in Note 11 of this report.

Note 3 - Loans by Type

(In Thousands)                                 March 31, 2004  December 31, 2003
--------------------------------------------------------------------------------
Commercial and industrial                         $104,398        $103,638
Real estate:
   Mortgage                                        178,231         184,221
   Mortgage - Churches & Related                   142,079         145,929
   Construction                                      5,085           2,920
   Construction - Churches & Related                18,816          16,378
Industrial revenue bonds                             5,328           5,373
Installment                                          1,954           1,911
Other                                                4,219           8,662
--------------------------------------------------------------------------------
Total loans                                       $460,110        $469,032
--------------------------------------------------------------------------------

Note 4 - Stock Repurchases

      The Company maintains a treasury stock buyback program and as of September 30, 2003 was authorized by the Board of Directors to repurchase up to 100,000 shares of its common stock. The Company did not repurchase any stock during the First Quarter of 2004 or 2003. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

      For the three-month periods ended March 31, 2004 and 2003, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2004 and 2003 is summarized as follows:

                                                                   Three Months Ended
                                                                         March 31
                                                                   -------------------
(In Thousands)                                                       2004        2003
--------------------------------------------------------------------------------------
Net income                                                         $ 1,847     $ 1,518

Other comprehensive income:

     Net unrealized gain on debt and equity
       securities available-for-sale, net of tax                       552          96

     Less: reclassification adjustment for realized gains on
       sales of debt and equity securities, available-for-sale,
       included in net income, net of tax                             (291)         --
--------------------------------------------------------------------------------------
     Total other comprehensive income                                  261          96
--------------------------------------------------------------------------------------
         Total comprehensive income                                $ 2,108     $ 1,614
--------------------------------------------------------------------------------------

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

      The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

      All three segments market their services within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

      Summarized information about the Company's operations in each industry segment for the three month periods ended March, 2004 and 2003, is as follows:

                                Transportation    Utility               Governmental   Corporate
                                  Information   Information    Banking    Software     and Elim-
(In Thousands)                     Services       Services    Services    Services     inations      Total
------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 2004
   Total Revenues:
     Revenue from customers        $  8,170       $  3,621    $  3,170    $  1,179     $     --     $ 16,140
     Intersegment revenue                13              6         355          --         (374)          --
   Net Income (Loss)                    630            784         859        (426)          --        1,847
   Total Assets                     237,494         64,362     301,670       6,175       (5,918)     603,783
   Goodwill                             223             --          --       2,927           --        3,150
   Other intangible assets, net          --             --          --       1,458          404        1,862

Quarter Ended March 31, 2003
   Total Revenues:
     Revenue from customers        $  7,898       $  2,757    $  3,458    $  1,796     $     --     $ 15,909
     Intersegment revenue                58             15         295          --         (368)          --
   Net Income                           177            262       1,047          32           --        1,518
   Total Assets                     238,373         59,593     278,538       6,878      (12,415)     570,967
   Goodwill                             223             --          --       2,927           --        3,150
   Other intangible assets, net          --             --          --       1,769          379        2,148
------------------------------------------------------------------------------------------------------------

Note 7 - Intangible Assets

      The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended March 31, 2004 and December 31, 2003 are as follows:

(In Thousands)                              March 31, 2004     December 31, 2003
--------------------------------------------------------------------------------
Goodwill                                        $3,150               $3,150

Customer list                                      754                  768
Software                                           704                  768
Minimum pension liability                          404                  404
--------------------------------------------------------------------------------
     Other intangible assets, net                1,862                1,940
--------------------------------------------------------------------------------
         Total intangible assets                $5,012               $5,090
--------------------------------------------------------------------------------

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

      Amortization of intangible assets amounted to $78,000 for both the three-month periods ended March 31, 2004 and 2003. Estimated amortization of intangibles over the next five years is as follows: $311,000 in 2004, 2005 and 2006 and $55,000 in 2007 and 2008.

Note 8 - Equity Investments in Non-Marketable Securities

      During 2003, the Company converted its $2,000,000 investment in a private imaging company from a convertible debenture into common stock. As part of the conversion, the Company committed to invest an additional $1,100,000 if certain conditions were met. The total investment of the Company in this entity was $3,100,000 at March 31, 2004 and $2,908,000 at December 31, 2003. At March 31,
2004 the Company had a 19.93% ownership interest in this entity and the Chairman and CEO of the Company was a member of the entity's Board of Directors. No business has been transacted between the companies during the year.

      The Company made its initial investment in this entity in 2001 through a convertible debenture. The business has since performed poorly and during 2003 received a commitment of an additional $3,000,000 from a new non-affiliated majority owner, in addition to the Company's additional commitment. The new majority owner is currently in the process of stabilizing the business and improving its financial performance. Should this business fail to meet its objectives, the Company's investment could be subject to future impairment. If the sales goals of this business are significantly exceeded, an additional investment may also be required.

      This investment, along with $355,000 of other investments in non-marketable securities, is included in other assets on the Company's consolidated balance sheets.

Note 9 - Commitments and Contingencies

      In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2004, no amounts have been accrued for any estimated losses for these instruments.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The approximate remaining term of commercial and standby letters of credit range from less than 1 to 3 years. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

      Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit and operating lease commitments at March 31, 2004 are as follows:

                                    Amount of Commitment Expiration per Period
                                    ------------------------------------------
                                                     Less than           1-3
      (In Thousands)                 Total            1 year            Years
      ------------------------------------------------------------------------
      Unused loan commitments       $23,967           $21,949          $ 2,018
      Standby letters of credit       4,062               360            3,702
      Commercial letters of credit      814               814               --
      Operating lease commitments       620               413              207

      The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 10 - Stock-Based Compensation

      The Company maintains two stock-based compensation plans, a stock bonus plan and a stock option plan. Upon issuance of shares in the stock bonus plan a contra shareholders' equity amount is recorded for the fair value of the shares at the time of issuance and this amount is amortized to expense over the three-year vesting period. The stock option plan is accounted for under APB 25, "Accounting for Stock Issued to Employees", and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148. An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The required disclosure provisions of SFAS 123, as amended by SFAS 148, are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 5,871 and 12,000 options granted in the First Quarter of 2004 and 2003, respectively. The following table represents the effect on basic and diluted earnings per share and weighted average assumptions used for the periods ended March 31, 2004 and 2003:

                                                           Three Months Ended
                                                                 March 31
                                                        -----------------------
      (In Thousands, except per share data)                2004          2003
      -------------------------------------------------------------------------
      Net income:
        As reported                                     $   1,847     $   1,518
        Add: Stock based compensation expense
        included in reported net income, net of tax            13             7
        Less: Stock based compensation expense
        determined under the fair value based method
        for all awards, net of tax                            (20)          (18)
      -------------------------------------------------------------------------
      Pro forma net income                              $   1,840     $   1,507
      -------------------------------------------------------------------------
      Net income per common share:
        Basic, as reported                              $     .50     $     .41
        Basic, pro forma                                      .50           .41

        Diluted, as reported                                  .50           .41
        Diluted, pro forma                                    .50           .40
      -------------------------------------------------------------------------
      Weighted average assumptions:
        Risk-free interest rate                              3.31%         3.34%
        Expected life                                      7 yrs.        7 yrs.
        Expected volatility                                    15%           15%
        Dividend yield                                       2.52%         3.39%
      -------------------------------------------------------------------------

Note 11 - Defined Pension Plans

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

      The following table represents the components of the net periodic pension costs for the three-month periods ended March 31, 2004 and 2003:

                                                       Estimated     Actual
      (In Thousands, except per share data)               2004        2003
      ---------------------------------------------------------------------
      Service cost - benefits earned during the year    $ 1,126     $   979
      Interest cost on projected benefit obligation       1,245       1,105
      Expected return on plan assets                     (1,234)     (1,055)
      Net amortization                                       68          13
      ---------------------------------------------------------------------
      Net periodic pension cost - annual                  1,205       1,042
      ---------------------------------------------------------------------
      Net periodic pension cost - three months
          ended March 31                                $   301     $   261
      ---------------------------------------------------------------------

      Pension costs recorded to expense were $260,000 and $237,000 for the First Quarter of 2004 and 2003, respectively. The Company has not made any contribution to the plan for the three-month period ended March 31, 2004, but is expecting to contribute approximately $1,038,000 in 2004.

      In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company's subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan.

      The following table represents the components of the net periodic pension costs of the unfunded plan for the three-month periods ended March 31, 2004 and 2003:

                                                      Estimated       Actual
      (In Thousands, except per share data)             2004           2003
      ----------------------------------------------------------------------
      Service cost - benefits earned during the year    $  --          $ (24)
      Interest cost on projected benefit obligation       110            107
      Net amortization                                     62             62
      ----------------------------------------------------------------------
      Net periodic pension cost - annual                  172            145
      ----------------------------------------------------------------------
      Net periodic pension cost - three months
          ended March 31                                $  43          $  36
      ----------------------------------------------------------------------

      Pension costs recorded to expense were $36,000 and $47,000 for the First Quarter of 2004 and 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Cass Information Systems, Inc. provides payment and information processing services to national manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, and Boston, Massachusetts. The Company's services include freight invoice rating, payment processing, auditing, and the generation of cost accounting and transportation information. Cass also processes and pays utility invoices, including electricity, gas and telecommunications. Cass extracts, stores and presents information from freight and utility invoices, assisting our customers' transportation and energy managers in making decisions that will enable them to improve their operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through its St. Louis, Missouri based bank subsidiary, provides banking services in the St. Louis metropolitan area and other selected cities in the United States. In addition to supporting the Company's payment operations, it also provides banking services to its target markets, which include privately owned businesses and churches. The Company, through the Bank's subsidiary, Government e-Management Solutions, Inc. (GEMS), also develops and licenses integrated financial, property and human resource management systems to the public sector.

      The specific payment and information processing services provided to each customer are developed individually to meet each customer's specific requirements. These requirements can vary greatly from customer to customer. In addition, the degree of automation such as electronic data interchange (EDI), imaging, and web-enhanced solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors have a significant influence on revenue and profitability however, such as changes in the general level of interest rates which has a significant affect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest expense on its deposits. The Bank also assesses fees on other services such as cash management services. GEMS earns its revenue from the license of its enterprise software solutions and fees for its installation and maintenance.

      Industry-wide factors that impact the Company include the acceptance by large corporations of the outsourcing of key business functions such as freight and utility payment. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs and the deregulation of energy costs. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of our loan portfolio. The general level of interest rates has a significant affect on the revenue of the Company. Finally, the general fiscal condition of the counties and municipalities that can benefit from GEMS' enterprise software can impact licenses sold and related revenue.

      Currently, management views Cass' major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining our lead in applied technology, which, when combined with the security and processing controls of the Company's Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue in 2004. The low level of interest rates has had a significant negative impact on net income over the past few years. While management doesn't anticipate that these rates will rise in the near term, the Company is well positioned to take advantage of rising rates when they occur. Management has been pleased with the growth in software revenue generated by GEMS during the past three years and is making additional investments to continue this trend. Management intends to continue to refine risk management practices, monitor and manage the quality of the loan portfolio and maintain a strong financial and liquidity position.

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

Results of Operations

      The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2004 (the "First Quarter of 2004") compared to the three-month period ended March 31, 2003 (the "First Quarter of 2003"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2003 Annual Report on Form 10-K. Results of operations for the First Quarter of 2004 are not necessarily indicative of the results to be attained for any other period.

Net Income

      The Company's net income was $1,847,000 for the First Quarter of 2004, a $329,000 or 22% increase compared to net income of $1,518,000 for the First Quarter of 2003. Diluted earnings per share were $.50 for the First Quarter of 2004, a 22.0% increase compared to $.41 for the First Quarter of 2003. The increase in net income in the First Quarter of 2004 over the First Quarter of 2003 was primarily a result of an increase in payment and processing revenue, gains on the sales of investment securities and a decrease in operating expenses. This was partially offset by a decrease in net interest income, due to lower interest rates and a decrease in software revenues. Return on average assets for the First Quarter of 2004 was 1.13% compared to 1.04% for the First Quarter of 2003. Return on average equity for the First Quarter of 2004 was 11.52% compared to 10.13% for the First Quarter of 2003.

Fee Revenue and Other Income

      Fee revenue is principally derived from freight and utility payment and processing fees. Processing volumes related to these fees for the three-month periods ended March 31, 2004 and 2003 are as follows:

                                                     Three Months Ended
                                                           March 31
                                              ----------------------------------
                                                                            %
      (In Thousands)                            2004          2003        Change
      --------------------------------------------------------------------------
      Transportation Information Services:
      Invoice Bill Volume                          5,429         5,666    (4.2%)
      Invoice Dollar Volume                   $2,221,646    $2,053,912     8.2%
      Payment and Processing Fees             $    4,946    $    4,969     (.5%)

      Utility Information Services:
      Invoice Bill Volume                          1,284         1,033    24.3%
      Invoice Dollar Volume                   $  934,361    $  825,361    13.2%
      Payment and Processing Fees             $    2,652    $    2,000    32.6%

      Fees from the Transportation Information Services remained relatively flat. The decrease in transactions (invoice bill volume) exceeded the decrease in payment and processing fees due to a change in the mix of invoices processed over the same period last year. The percentage of small dollar, electronic transactions decreased and was replaced by larger dollar transactions that required a higher level of processing and produced greater fees. The increase in volumes and fees from the Utility Information Services division increased primarily due to new customers as the growth of this relatively new segment continues. Software revenue is down $617,000 or 34% from the First Quarter of 2003 primarily due to reduced license fee revenue generated from new customers. Although revenue generated by GEMS increased in each of the past three years, sales were off significantly in the First Quarter of 2004. Demand for software in the governmental sector has softened from last year. At this time management feels that this is a temporary condition. Bank service fees for the First Quarter of 2004 decreased a modest $12,000 or 3% compared to the First Quarter of 2003. Net gains of $441,000 were recognized on the sales of securities with proceeds of $12,052,000 during the First Quarter of 2004 and no gains were recognized in the First Quarter of 2003. Other income increased $6,000 in the First Quarter of 2004 compared with the First Quarter of 2003.

Net Interest Income

First Quarter of 2004 compared to First Quarter of 2003:

      The Company's tax-equivalent net interest income decreased 2% or $113,000 from $6,939,000 to $6,826,000. The tax-equivalent net interest margin decreased from 5.27% to 4.58%. The decline in the general level of interest rates from a prime rate of 9.50% at the beginning of 2001 to the current rate of 4.00% continues to have an impact on the Company's net interest income and margin. The average yield on earning assets decreased to 4.96% in the First Quarter of 2004 from 5.62% in 2003. The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. Changes in interest rates will affect some earning assets such as federal funds sold and floating rate loans immediately and some earning assets, such as fixed rate loans and municipal bonds, over time.

      The Company partially offset the decrease in net interest income through an increase in earning assets. Total average earning assets increased $64,911,000 or 12% to $599,227,000. This increase was funded by both an increase in accounts and drafts payable due to the increase in payments processed and an increase in bank deposits due to the expansion of the Banks' customer base.

      Total average loans increased $29,360,000 or 7% to $463,461,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable and growth in bank deposits. Although not enough to offset the decline in the level of interest rates, this increase in loans had a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

      Total average investment in debt and equity securities decreased $1,506,000 or 2% to $64,638,000. Total average federal funds sold and other short-term investments increased $37,057,000 or 109% to $71,128,000. This increase provides additional liquidity and positions the Company to take advantage of higher interest rates should they occur. For more information on the changes in net interest income please refer to the tables on pages 14 and 15.

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

                                                  First Quarter 2004                 First Quarter 2003
                                                       Interest                           Interest
                                            --------------------------------  ----------------------------------
                                             Average       Income/    Yield/   Average        Income/     Yield/
(Dollars in Thousands)                       Balance       Expense     Rate    Balance        Expense      Rate
----------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2),(3):
       Taxable                              $ 458,116      $6,387      5.61%  $ 428,352      $   6,345      6.01%
       Tax-exempt (4)                           5,345         101      7.60       5,749            108      7.62
   Debt and equity securities (5):
       Taxable                                 23,785          97      1.64      26,584            188      2.87
       Tax-exempt (4)                          40,853         646      6.36      39,560            658      6.75
   Federal funds sold and other
     short-term investments                    71,128         162       .92      34,071            100      1.19
----------------------------------------------------------------------------------------------------------------
Total earning assets                          599,227       7,393      4.96     534,316          7,399      5.62
Nonearning assets:
   Cash and due from banks                     18,857                            18,976
   Premises and equipment, net                 13,474                            15,833
   Intangible assets                            5,063                             5,349
   Other assets                                26,016                            22,141
   Allowance for loan losses                   (5,560)                           (5,327)
----------------------------------------------------------------------------------------------------------------
Total assets                                $ 657,077                         $ 591,288
----------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                                  56,611          79       .56%  $  54,777      $     117       .87%
   Savings deposits                            30,387          51       .68      35,772             82       .93
Time deposits of
     $100 or more                              48,454         267      2.22      42,666            213      2.02
   Other time deposits                         34,672         170      1.97       5,715             39      2.77
----------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               170,124         567      1.34     138,930            451      1.32
   Short-term borrowings                          118          --        --       2,574              9      1.42
----------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                170,242         567      1.34     141,504            460      1.32
Noninterest-bearing liabilities:
   Demand deposits                            100,436                            94,893
   Accounts and drafts payable                313,593                           287,700
   Other liabilities                            8,343                             6,401
----------------------------------------------------------------------------------------------------------------
Total liabilities                             592,614                           530,498
Shareholders' equity                           64,463                            60,790
Total liabilities and
   shareholders' equity                     $ 657,077                         $ 591,288
----------------------------------------------------------------------------------------------------------------
Net interest income                                        $6,826                            $   6,939
Interest spread                                                        3.62%                                4.30%
Net interest margin                                                    4.58%                                5.27%
----------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2003 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $41,000 and $11,000 for the First Quarter of 2004 and 2003, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $253,000 and $260,000 for the First Quarter of 2004 and 2003, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                           First Quarter
                                                           2004 Over 2003
                                                      -------------------------
(In Thousands)                                        Volume     Rate     Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1),(2):
     Taxable                                          $ 458     $(416)    $  42
     Tax-exempt (3)                                      (7)       --        (7)
   Debt and equity securities:
     Taxable                                            (18)      (73)      (91)
     Tax-exempt (3)                                      23       (35)      (12)
   Federal funds sold and other
     short-term investments                              90       (28)       62
-------------------------------------------------------------------------------
Total interest income                                   546      (552)       (6)
-------------------------------------------------------------------------------

Interest expense on:
   Interest-bearing demand deposits                       4       (42)      (38)
   Savings deposits                                     (11)      (20)      (31)
   Time deposits of $100 or more                         32        22        54
   Other time deposits                                  145       (14)      131
   Short-term borrowings                                 (4)       (5)       (9)
-------------------------------------------------------------------------------
Total interest expense                                  166       (59)      107
-------------------------------------------------------------------------------
Net interest income                                   $ 380     $(493)    $(113)
-------------------------------------------------------------------------------
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Allowance and Provision for Loan Losses

      A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $200,000 provision made for loan losses during the First Quarter of 2004 compared with $90,000 in the First Quarter of 2003. Net loans recovered for the First Quarter of 2004 were $3,000 compared to $4,000 for the First Quarter of 2003. The provision for loan losses can vary over time based on an ongoing assessment of the adequacy of the allowance for loan losses.

      The allowance for loan losses at March 31, 2004 was $5,709,000 and at December 31, 2003 was $5,506,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2004 was 1.24% compared to 1.17% at December 31, 2003. Nonperforming loans were $3,451,000 or .75% of total loans at March 31, 2004 compared to $4,393,000 or .94% of total loans at December 31, 2003. The decrease from December 31, 2003 is primarily due to two loans; one for $481,000 that was renegotiated in First Quarter of 2003 and is now current under the new terms of the agreement and a second loan for $376,000 that was foreclosed in the First Quarter of 2004 and is now being carried as other real estate owned.

      At March 31, 2004, impaired loans totaled $3,617,000, which included $1,041,000 of nonaccrual loans compared with impaired loans at December 31, 2003 of $4,393,000, which included $1,525,000 of nonaccrual loans. The allowance for loan losses on impaired loans was $966,000 at March 31, 2004 and there were no impaired loans without an allowance. The decrease in impaired loans from December 31, 2003 relates primarily to the decrease in nonperforming loans as explained in the previous paragraph.

      Total impaired loans decreased $4,395,000 from March 31, 2003 to March 31, 2004. A decrease of $4,482,000 in other impaired loans relates primarily to two loans totaling $4,252,000 that were renegotiated in 2002. These loans have been current under the terms of the agreement for over one year and are considered performing by management at March 31, 2004. The decrease of $2,834,000 in loans past due 90 days or more relates primarily to one loan with a balance of $2,000,000 at March 31, 2003 that was a convertible debenture, which the Company converted to common stock, as explained in Note 8 of this report. A second loan, with a balance of $791,000 at March 31, 2003, is included in nonaccrual loans at March 31, 2004 with a balance of $731,000. There was one loan with a balance of $481,000 that was classified as renegotiated in the First Quarter of 2003 that is current under the new terms of the loan and considered performing. These decreases were offset by an increase in nonaccrual loans of $992,000 relating primarily to two loans, the largest with a balance of $731,000 that is collateralized by real estate and has a SBA guarantee. There has been some delinquency in loan payments of this loan due to slower than expected lease-up of real estate property. The second loan, with a balance of $270,000, relates to a business that is no longer operating, although payments are being made as the inventory of the business is being sold. The current balance of $2,410,000 of loans renegotiated as of March 31, 2004 relates to two borrowers and although currently performing, are still considered impaired by management.

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

Summary of Asset Quality

      The following table presents information as of and for the three month periods ended March 31, 2004 and 2003 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                               Three Months Ended
                                                                    March 31
                                                            ------------------------
(Dollars in Thousands)                                         2004           2003
------------------------------------------------------------------------------------
Allowance at beginning of period                            $   5,506      $   5,293

Provision charged to expense                                      200             90
     Loans charged off                                             (1)            (2)
     Recoveries on loans previously charged off                     4              6
------------------------------------------------------------------------------------
     Net loan recoveries                                            3              4

Allowance at end of period                                  $   5,709      $   5,387
------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 463,461      $ 434,101
     March 31                                                 460,110        432,084
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.23%          1.24%
     March 31                                                    1.24%          1.25%
Nonperforming loans:
     Nonaccrual loans                                       $   1,041      $      49
     Loans past due 90 days or more                                --          2,834
     Renegotiated loans                                         2,410            481
------------------------------------------------------------------------------------
     Total non performing loans                             $   3,451      $   3,364
     Other impaired loans                                   $     166      $   4,648
     Foreclosed assets                                      $   1,234      $   1,112
------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                 .74%           .77%
------------------------------------------------------------------------------------

      The Bank currently has two properties which it is carrying as other real estate owned at what management believes to be fair value less cost to sell. The first property was foreclosed on August 8, 2001 and is recorded at $859,000 and the second property was foreclosed on March 2, 2004 and is recorded at $375,000.

Operating Expense

      Total operating expense for the First Quarter of 2004 decreased $295,000 or 2% to $13,482,000 compared to the First Quarter of 2003.

      Salaries and benefits expense decreased $195,000 or 2% to $9,157,000 in the First Quarter of 2004 compared with the First Quarter of 2003. This decrease is primarily related to a reduction in the number of employees attributable to a series of technology initiatives put into place by the Information Services divisions. The decrease in salaries was partially offset by an increase in benefits expenses related to pension contribution and health insurance costs.

      Occupancy expense for the First Quarter of 2004 increased $22,000 or 5% to $458,000 from the First Quarter of 2003. This increase relates primarily to increases in both utility expense and building expenses related to leased property.

      Equipment expense for the First Quarter of 2004 decreased $136,000 or 12% compared to the First Quarter of 2003. This decrease is primarily due to a decrease in hardware and software depreciation and amortization and a decrease in computer equipment maintenance from the consolidation of equipment within the transportation processing division.

      Other operating expense for the First Quarter of 2004 decreased $4,000 compared to the First Quarter of 2003. There was an increase in outsourced services of $133,000, which was mostly offset by a decrease in postage and supplies expense from the Company's Transportation Information Services division.

      Income tax expense for the First Quarter of 2004 was $811,000, an increase of $215,000 or 36% compared to the First Quarter of 2003. The effective tax rate for the First Quarter of 2004 was 31% compared with 28% in the First Quarter of 2003 due primarily to the lower proportion of income generated from tax-exempt investments in the First Quarter of 2004.

Financial Condition

      Total assets at March 31, 2004 decreased $35,913,000 or 6% from December 31, 2003. Of this decrease $19,538,000 relates to a 44% decrease in federal funds sold and other short-term investments and $9,125,000 relates to a 2% decrease in loans, net of the allowance for loan losses. There was also a decrease of $4,124,000 in investments in debt and equity securities and $3,709,000 in cash and due from banks.

      Total liabilities were $537,374,000, a decrease of $37,530,000 or 7% from December 31, 2003. Total deposits at March 31, 2004 were $268,695,000, a decrease of $3,733,000 or 1%. Accounts and drafts payable were $259,626,000, a decrease of $34,143,000 or 12%. Total shareholders' equity at March 31, 2004 was $66,409,000, a $1,617,000 or 2% increase from December 31, 2003.

      The decrease in loans relates to the normal fluctuations in the loan portfolio that result from new advances, amortization of principal and payoffs. The Bank also participated loans to an unaffiliated bank as part of its risk management process. The decrease in debt and equity securities relates to the sale of $12,052,000 in securities and $3,200,000 in securities that matured that was offset by the purchase of $10,407,000 of additional securities. Federal funds sold and other short-term investments decreased due to a decrease in deposits and accounts and drafts payable from December 31, 2003 to March 31, 2004. The decrease in deposits reflects normal daily and seasonal fluctuations and the decrease in accounts and drafts payable was due primarily to the fact that these balances will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the table on pages 14 and 15). The increase in total shareholders' equity resulted from net income of $1,847,000; an increase of $261,000 in other comprehensive income; cash received on the exercise of stock options of $111,000; an $85,000 tax benefit on stock awards and the amortization of the stock bonus plan of $20,000; offset by dividends paid of $703,000 ($.21 per share) and $4,000 of cash paid for stock dividend fractional shares.

Liquidity and Capital Resources

      The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and were $39,120,000 at March 31, 2004, a decrease of $23,247,000 or 37% from
December 31, 2003. At March 31, 2004 these assets represented 6% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

      Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $65,023,000 at March 31, 2004, a decrease of $4,124,000 from December 31, 2003. These assets represented 11% of total assets at March 31, 2004. Of this total, 59% were state and political subdivision securities, 31% were U.S. Treasury securities, 9% were U.S. government agencies and 1% were other securities. Of the total portfolio, 26% mature in one year, 13% matures in one to five years, and 61% matures in five or more years. During the year the Company sold securities with a market value of $12,052,000 and a portion of these funds were reinvested in U.S. Treasury and agency securities.

      The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $33,000,000. Additionally, the Bank maintains a line of credit at an unaffiliated financial institution in the maximum amount of $85,418,000 collateralized by securities sold under repurchase agreements.

      The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

      Net cash flows provided by operating activities were $2,417,000 for the First Quarter of 2004 compared with $3,231,000 for the First Quarter of 2003. This decrease is attributable to an additional $478,000 paid in corporate income taxes, the $441,000 gain on the sales of securities and other normal fluctuations in other asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2004.

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

      The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at March 31, 2004 and December 31, 2003:

March 31, 2004                                          Amount            Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.              $66,117,000          12.78%
         Cass Commercial Bank                         32,214,000          11.47
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.              $60,408,000          11.68%
         Cass Commercial Bank                         28,700,000          10.22
Tier I capital (to average assets)
         Cass Information Systems, Inc.              $60,408,000           9.26%
         Cass Commercial Bank                         28,700,000           9.14
-------------------------------------------------------------------------------

December 31, 2003                                       Amount            Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.              $64,480,000          12.07%
         Cass Commercial Bank                         31,741,000          11.17
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.              $58,974,000          11.04%
         Cass Commercial Bank                         28,190,000           9.92
Tier I capital (to average assets)
         Cass Information Systems, Inc.              $58,974,000           9.57%
         Cass Commercial Bank                         28,190,000           9.49
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2004 has changed materially from that at December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the SEC is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Chief Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004 and based on their evaluation believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

      There were no changes in the first quarter of 2004 in the Company's internal controls identified by the Chief Executive and Chief Financial Officers in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        None

ITEM 3. DEFAULTS IN SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit 3.2 Amended and Restated Bylaws of Registrant.

            Exhibit 10.1 Form of Directors' Indemnification Agreement.

            Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports of Form 8-K

            The Company filed a report on Form 8-K under Items 7 and 12 dated January 29, 2004, reporting the announcement of the Company's earnings for the fourth quarter of 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CASS INFORMATION SYSTEMS, INC.


DATE: May 7, 2004                             By /s/ Lawrence A. Collett
                                                 -------------------------------
                                                  Lawrence A. Collett
                                          Chairman and Chief Executive Officer


DATE: May 7, 2004                             By /s/ Eric H. Brunngraber
                                                 -------------------------------
                                                  Eric H. Brunngraber
                                               Vice President-Secretary
                                        (Chief Financial and Accounting Officer)