Form 10-Q
period 2004-06-30
CASS INFORMATION SYSTEMS INC
filed 2004-08-06
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2004
                           Commission File No. 2-80070

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

                              Yes |_|       No |X|

      The number of shares outstanding of registrant's only class of stock as of July 30, 2004: Common stock, par value $.50 per share - 3,685,111 shares outstanding.

--------------------------------------------------------------------------------

      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

      Item 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets
           June 30, 2004 (unaudited) and December 31, 2003 ..................  3

         Consolidated Statements of Income
           Three and six months ended June 30, 2004 and 2003 (unaudited) ....  4

         Consolidated Statements of Cash Flows
           Six months ended June 30, 2004 and 2003 (unaudited) ..............  5

         Notes to Consolidated Financial Statements (unaudited) .............  6

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS ................................... 11

      Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .... 23

      Item 4. CONTROLS AND PROCEDURES ....................................... 23

PART II - Other Information - Items 1. - 6. ................................. 24

      SIGNATURES ............................................................ 25

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                              June 30     December 31
                                                               2004          2003
Assets
Cash and due from banks                                      $  21,994     $  17,754
Federal funds sold and other short-term investments             63,095        44,613
                                                             ---------     ---------
     Cash and cash equivalents                                  85,089        62,367
                                                             ---------     ---------
Investment in debt and equity securities
     available-for-sale, at fair value                          87,336        69,147

Loans                                                          474,560       469,032
     Less: Allowance for loan losses                             5,865         5,506
                                                             ---------     ---------
         Loans, net                                            468,695       463,526
                                                             ---------     ---------
Premises and equipment, net                                     12,710        13,538
Bank owned life insurance                                       10,860        10,709
Goodwill                                                         3,150         3,150
Other intangible assets, net                                     1,784         1,940
Other assets                                                    18,538        15,319
                                                             ---------     ---------
           Total assets                                      $ 688,162     $ 639,696
                                                             =========     =========
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                     $ 102,988     $ 114,634
     Interest-bearing                                          194,712       157,794
                                                             ---------     ---------
         Total deposits                                        297,700       272,428
Accounts and drafts payable                                    315,773       293,769
Short-term borrowings                                              107           123
Other liabilities                                                8,746         8,584
                                                             ---------     ---------
         Total liabilities                                     622,326       574,904
                                                             ---------     ---------
Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                          --            --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and 4,494,510 and
   4,160,110 shares issued at June 30, 2004 and
   December 31, 2003, respectively                               2,247         2,080
Additional paid-in capital                                      18,359         8,466
Retained earnings                                               61,776        69,695
Common shares in treasury, at cost (809,399 shares at
   June 30, 2004 and 824,598 shares at December 31, 2003)      (16,139)      (16,442)
Unamortized stock bonus awards                                    (211)         (129)
Accumulated other comprehensive (loss) income                     (196)        1,122
                                                             ---------     ---------
         Total shareholders' equity                             65,836        64,792
                                                             ---------     ---------
           Total liabilities and shareholders' equity        $ 688,162     $ 639,696
                                                             =========     =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                           Three Months Ended           Six Months Ended
                                                                 June 30                     June 30
                                                         ------------------------    ------------------------
                                                            2004          2003          2004          2003
Fee Revenue and Other Income:
Freight and utility payment and processing revenue       $    7,621    $    6,870    $   15,219    $   13,839
Software revenue                                              1,134         1,854         2,313         3,650
Bank service fees                                               430           465           844           891
Gains on sales of investment securities                          --         1,362           441         1,362
Other                                                           177           136           312           265
                                                         ----------    ----------    ----------    ----------
       Total fee revenue and other income                     9,362        10,687        19,129        20,007
                                                         ----------    ----------    ----------    ----------
Interest Income:
Interest and fees on loans                                    6,432         6,319        12,886        12,735
Interest and dividends on debt and equity securities:
     Taxable                                                    116           133           213           321
     Exempt from federal income taxes                           465           351           892           786
Interest on federal funds sold and
   other short-term investments                                 199           126           361           226
                                                         ----------    ----------    ----------    ----------
       Total interest income                                  7,212         6,929        14,352        14,068
                                                         ----------    ----------    ----------    ----------
Interest Expense:
Interest on deposits                                            738           439         1,305           890
Interest on short-term borrowings                                --             5            --            14
                                                         ----------    ----------    ----------    ----------
       Total interest expense                                   738           444         1,305           904
                                                         ----------    ----------    ----------    ----------
         Net interest income                                  6,474         6,485        13,047        13,164
Provision for loan losses                                       150            --           350            90
                                                         ----------    ----------    ----------    ----------
         Net interest income after provision
           for loan losses                                    6,324         6,485        12,697        13,074
                                                         ----------    ----------    ----------    ----------
Operating Expense:
Salaries and employee benefits                                9,301         9,400        18,458        18,752
Occupancy                                                       436           457           894           893
Equipment                                                       986         1,121         2,011         2,282
Other operating                                               2,590         2,918         5,432         5,764
                                                         ----------    ----------    ----------    ----------
       Total operating expense                               13,313        13,896        26,795        27,691
                                                         ----------    ----------    ----------    ----------
         Income before income tax expense                     2,373         3,276         5,031         5,390
Income tax expense                                              673         1,037         1,484         1,633
                                                         ----------    ----------    ----------    ----------
         Net income                                      $    1,700    $    2,239    $    3,547    $    3,757
                                                         ==========    ==========    ==========    ==========
Earnings per share:
         Basic                                           $      .47    $      .61    $      .97    $     1.02
         Diluted                                         $      .45    $      .60    $      .95    $     1.01

Weighted average shares outstanding:
         Basic                                            3,674,409     3,689,165     3,671,401     3,693,683
         Effect of dilutive stock options and awards         51,490        33,398        45,758        35,266
         Diluted                                          3,725,899     3,722,563     3,717,159     3,728,949

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                              Six Months Ended
                                                                                   June 30
                                                                           ---------------------
                                                                             2004         2003
Cash Flows From Operating Activities:
Net income                                                                 $  3,547     $  3,757
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                          2,071        2,369
       Provision for loan losses                                                350           90
       Amortization of stock bonus awards                                        45           25
       Tax benefit from exercise of stock option and bonus awards                99          173
       Decrease in accrued interest receivable                                  159          685
       (Decrease) increase in deferred income                                  (100)       1,796
       Deferred income tax benefit                                           (1,287)        (757)
       (Decrease) increase in income tax liability                             (689)       1,190
       Increase in pension liability                                            697          573
       Gains on sales of investment securities                                 (441)      (1,362)
       Change in other assets                                                (1,221)        (113)
       Change in other liabilities                                              288       (1,395)
       Other operating activities, net                                           (2)           9
                                                                           --------     --------
       Net cash provided by operating activities                              3,516        7,040
                                                                           --------     --------
Cash Flows From Investing Activities:
Proceeds from sales of debt securities available-for-sale                    12,052       24,534
Proceeds from maturities of debt and equity securities
   available-for-sale                                                         9,200        7,197
Purchase of debt and equity securities available-for-sale                   (41,247)      (1,038)
Net increase in loans                                                        (5,894)     (10,922)
Purchases of premises and equipment, net                                       (836)      (1,348)
                                                                           --------     --------
         Net cash (used in) provided by investing activities                (26,725)      18,423
                                                                           --------     --------
Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                         (11,646)      (5,257)
Net increase (decrease) in interest-bearing demand and savings deposits      24,063       (1,037)
Net increase in time deposits                                                12,855       16,091
Net increase in accounts and drafts payable                                  22,004       45,521
Net decrease in short-term borrowings                                           (16)     (37,420)
Cash proceeds from exercise of stock options                                    151          236
Cash paid for stock dividend fractional shares                                   (4)          --
Cash dividends paid                                                          (1,476)      (1,414)
Purchase of common shares for treasury                                           --       (1,764)
                                                                           --------     --------
         Net cash provided by financing activities                           45,931       14,956
                                                                           --------     --------
Net increase in cash and cash equivalents                                    22,722       40,419
Cash and cash equivalents at beginning of period                             62,367       30,006
                                                                           --------     --------
Cash and cash equivalents at end of period                                 $ 85,089     $ 70,425
                                                                           ========     ========
Supplemental information:

         Cash paid for interest                                            $  1,238     $    899
         Cash paid for income taxes                                           2,658          695
         Transfer of loans to other real estate owned                           375           --
         Transfer of loans to other equity investments                           --        2,000

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and related footnotes included in the Cass Information System, Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. All share and per share data for 2003 has been restated to reflect the 10% stock dividend issued in March 2004.

Note 2 - Impact of New Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R), which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," issued in January 2003. Companies are required to apply FIN 46R to variable interest entities (VIEs) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. The Company is currently not a primary beneficiary of a VIE and therefore the adoption of FIN 46R did not have a material impact on its consolidated financial statements.

In December 2003, the FASB issued SFAS 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which increases the disclosure requirements of the original statement by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information and also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The disclosure requirements of SFAS 132 (Revised 2003) are included in
Note 11 of this report.

Note 3 - Loans by Type

(In Thousands)                             June 30, 2004       December 31, 2003
--------------------------------------------------------------------------------
Commercial and industrial                    $106,716              $103,638
Real estate:
   Mortgage                                   177,525               184,221
   Mortgage - churches & related              159,870               145,929
   Construction                                14,787                 2,920
   Construction - churches & related            5,957                16,378
Industrial revenue bonds                        5,283                 5,373
Installment                                     1,294                 1,911
Other                                           3,128                 8,662
--------------------------------------------------------------------------------
Total loans                                  $474,560              $469,032
--------------------------------------------------------------------------------

Note 4 - Stock Repurchases

The Company maintains a treasury stock buyback program and as of June 30, 2004 was authorized by the Board of Directors to repurchase up to 100,000 shares of its common stock. The Company did not repurchase any stock during the six months ended June 30, 2004 and repurchased 59,237 shares for $1,764,000 during the first six months ended June 30, 2003. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 - Comprehensive Income

For the three and six month periods ended June 30, 2004 and 2003, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and six month periods ended June 30, 2004 and 2003 is summarized as follows:

                                                                   Three Months Ended       Six Months Ended
                                                                        June 30                 June 30
                                                                   -------------------      ------------------
(In Thousands)                                                      2004        2003        2004        2003
--------------------------------------------------------------------------------------------------------------
Net Income                                                         $ 1,700     $ 2,239     $ 3,547     $ 3,757

Other comprehensive income:

     Net unrealized (loss) gain on debt and equity
       securities available-for-sale, net of tax                    (1,579)        575      (1,027)        671

     Less: reclassification adjustment for realized gains on
       sales of debt and equity securities, available-for-sale,
       included in net income, net of tax                               --        (899)       (291)       (899)
--------------------------------------------------------------------------------------------------------------
       Total other comprehensive loss                               (1,579)       (324)     (1,318)       (228)
--------------------------------------------------------------------------------------------------------------
         Total comprehensive income                                $   121     $ 1,915     $ 2,229     $ 3,529
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

Summarized information about the Company's operations in each industry segment for the three and six month periods ended June 30, 2004 and 2003, is as follows:

                                   Transportation    Utility                      Government       Corporate
                                    Information    Information      Banking        Software        and Elim-
(In Thousands)                        Services       Services       Services       Services        inations         Total
---------------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 2004
   Total Revenues:
     Revenue from customers           $  8,105       $  3,354       $  3,093       $  1,134        $     --        $ 15,686
     Intersegment revenue                    9             --            355             --            (364)             --
   Net Income (Loss)                       838            651            862           (651)             --           1,700
   Total Assets                        281,699         70,104        334,260          5,980          (3,881)        688,162
   Goodwill                                223             --             --          2,927              --           3,150
   Other intangibles, net                   --             --             --          1,380             404           1,784

Quarter Ended June 30, 2003
   Total Revenues:
     Revenue from customers           $  8,658       $  3,190       $  3,470       $  1,854        $     --        $ 17,172
     Intersegment revenue                   44             12            326             --            (382)             --
   Net Income (Loss)                       812            439            994             (6)             --           2,239
   Total Assets                        265,783         69,416        298,592          7,013         (47,754)        593,050
   Goodwill                                223             --             --          2,927              --           3,150
   Other intangibles, net                   --             --             --          1,691             379           2,070
---------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2004
   Total Revenues:
     Revenue from customers           $ 16,275       $  6,975       $  6,263       $  2,313        $     --        $ 31,826
     Intersegment revenue                   22              6            710             --            (738)             --
   Net Income (Loss)                     1,468          1,435          1,721         (1,077)             --           3,547
   Total Assets                        281,699         70,104        334,260          5,980          (3,881)        688,162
   Goodwill                                223             --             --          2,927              --           3,150
   Other intangible assets, net             --             --             --          1,380             404           1,784

Six Months Ended June 30, 2003
   Total Revenues:
     Revenue from customers           $ 16,556       $  5,947       $  6,928       $  3,650        $     --        $ 33,081
     Intersegment revenue                  102             27            621             --            (750)             --
   Net Income (Loss)                       989            701          2,041             26              --           3,757
   Total Assets                        265,783         69,416        298,592          7,013         (47,754)        593,050
   Goodwill                                223             --             --          2,927              --           3,150
   Other intangible assets, net             --             --             --          1,691             379           2,070
---------------------------------------------------------------------------------------------------------------------------

Note 7 - Intangible Assets

The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended June 30, 2004 and December 31, 2003 are as follows:

                                                June 30, 2004                 December 31, 2003
----------------------------------------------------------------------------------------------------
                                       Gross Carrying    Accumulated   Gross Carrying    Accumulated
(In Thousands)                             Amount       Amortization       Amount       Amortization
----------------------------------------------------------------------------------------------------
Amortized intangible assets:
   Customer list                           $  823         $  (83)          $  823         $  (55)
   Acquired software                        1,024           (384)           1,024           (256)
----------------------------------------------------------------------------------------------------
       Total amortized intangibles          1,847           (467)           1,847           (311)
----------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                                 3,377           (227)*          3,377           (227)*
   Minimum pension liability                  404             --              404             --
----------------------------------------------------------------------------------------------------
       Total unamortized intangibles        3,781           (227)           3,781           (227)
----------------------------------------------------------------------------------------------------
Total intangible assets                    $5,628         $ (694)          $5,628         $ (538)
----------------------------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS 142.

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

Amortization of intangible assets amounted to $77,000 for both the three-month periods ended June 30, 2004 and 2003 and $155,000 for both the six-month periods ended June 30, 2004 and 2003. Estimated amortization of intangibles over the next five years is as follows: $311,000 in 2004, 2005 and 2006 and $55,000 in 2007 and 2008.

Note 8 - Equity Investments in Non-Marketable Securities

During 2003, the Company converted a $2,000,000 investment in a private imaging company from a convertible debenture into common stock. As part of the conversion, the Company committed to invest an additional $1,100,000 if certain conditions were met. The total investment of the Company in this entity was $3,100,000 at June 30, 2004 and $2,908,000 at December 31, 2003. At June 30,
2004 the Company had a 19.93% ownership interest in this entity and the Chairman and CEO of the Company was a member of the entity's Board of Directors. In addition, the Company has committed to a $2,400,000 line of credit to this entity, with a 50% interest sold to the new majority owner, for working capital purposes. As of June 30, 2004 the Company's interest in this line amounted to $933,000.

This business has performed poorly during the past few years and during 2003 received an additional $3,000,000 equity investment from the new non-affiliated majority owner, in addition to the Company's additional commitment. The new majority owner is currently in the process of stabilizing the business and improving its financial performance. Operations have recently become profitable. However, should this business fail to meet its objectives, the Company's investment could be subject to future impairment.

This investment, along with $543,000 of other investments in non-marketable securities, is included in other assets on the Company's consolidated balance sheets.

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2004, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The approximate remaining term of commercial and standby letters of credit range from less than 1 to 3 years. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit and operating lease commitments at June 30, 2004 are as follows:

                                    Amount of Commitment Expiration per Period
                                    ------------------------------------------
                                                   Less than        1-3
   (In Thousands)                      Total        1 year         Years
   ---------------------------------------------------------------------------
   Unused loan commitments            $21,670       $19,054       $ 2,616
   Standby letters of credit            3,754         3,137           617
   Commercial letters of credit           554           554            --
   Operating lease commitments            463           366            97

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 10 - Stock-Based Compensation

The Company maintains two stock-based compensation plans, a stock bonus plan and a stock option plan. Upon issuance of shares in the stock bonus plan a contra shareholders' equity amount is recorded for the fair value of the shares at the time of issuance and this amount is amortized to expense over the three-year vesting period. The stock option plan is accounted for under APB 25, "Accounting for Stock Issued to Employees", and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148. An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The required disclosure provisions of SFAS 123, as amended by SFAS 148, are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 2,759 and 3,543 options granted in the Second Quarter of 2004 and 2003, respectively. For the First Half of 2004 and 2003 there were 8,630 and 15,543 options granted, respectively. The following table represents the effect on basic and diluted earnings per share and weighted average assumptions used for the periods ended June 30, 2004 and 2003:

                                                               Three Months Ended                  Six Months Ended
                                                                    June 30                            June 30
                                                          ---------------------------         ---------------------------
(In Thousands, except per share data)                       2004              2003              2004              2003
-------------------------------------------------------------------------------------------------------------------------
Net income:
     As reported                                          $   1,700         $   2,239         $   3,547         $   3,757
       Add: Stock based compensation expense
       included in reported net income, net of tax               16                 9                29                16
     Less: Stock based compensation expense
       determined under the fair value based method
       for all awards, net of tax                               (23)              (20)              (43)              (38)
-------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                      $   1,693         $   2,228         $   3,533         $   3,735
-------------------------------------------------------------------------------------------------------------------------
     Net income per common share:
     Basic, as reported                                   $     .47         $     .61         $     .97         $    1.02
     Basic, proforma                                            .46               .60               .96              1.01

     Diluted, as reported                                       .45               .60               .95              1.01
     Diluted, proforma                                          .45               .60               .95              1.00
-------------------------------------------------------------------------------------------------------------------------
Weighted average assumptions:
     Risk-free interest rate                                   4.11%             2.84%             3.58%             3.22%
     Expected life                                           7 yrs.            7 yrs.            7 yrs.            7 yrs.
     Expected volatility                                         15%               15%               15%               15%
     Dividend yield                                            2.34%             3.09%             2.46%             3.32%
-------------------------------------------------------------------------------------------------------------------------

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

The following table represents the components of the net periodic pension costs for the three and six-month periods ended June 30, 2004 and 2003:

                                                          Estimated      Actual
      (In Thousands, except per share data)                  2004         2003
      -------------------------------------------------------------------------
      Service cost - benefits earned during the year       $ 1,186      $   979
      Interest cost on projected benefit obligation          1,238        1,105
      Expected return on plan assets                        (1,234)      (1,055)
      Net amortization                                          60           13
      -------------------------------------------------------------------------
      Net periodic pension cost - annual                     1,250        1,042
      -------------------------------------------------------------------------

Pension costs recorded to expense were $365,000 and $237,000 for the Second Quarter of 2004 and 2003, respectively. Pension costs recorded to expense were $625,000 and $474,000 for the First Half of 2004 and 2003, respectively. The Company has not made any contribution to the plan during the six-month period ended June 30, 2004, but is expecting to contribute approximately $1,083,000 in 2004.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan.

The following table represents the components of the net periodic pension costs of the unfunded plan for the three and six-month periods ended June 30, 2004 and 2003:

                                                          Estimated       Actual
      (In Thousands, except per share data)                 2004           2003
      --------------------------------------------------------------------------
      Service cost - benefits earned during the year       $ (57)         $ (24)
      Interest cost on projected benefit obligation          116            107
      Net amortization                                        51             62
      --------------------------------------------------------------------------
      Net periodic pension cost - annual                     110            145
      --------------------------------------------------------------------------

Pension costs recorded to expense were $37,000 and $46,000 for the Second Quarter of 2004 and 2003, respectively and were $73,000 and $93,000 for the First Half of 2004 and 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. provides payment and information processing services to national manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, and Boston, Massachusetts. The Company's services include freight invoice rating, payment processing, auditing, and the generation of cost accounting and transportation information. Cass also processes and pays utility invoices, including electricity, gas and telecommunications. Cass extracts, stores and presents information from freight and utility invoices, assisting our customers' transportation and energy managers in making decisions that will enable them to improve their operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction with the data and provide Internet-based tools for analytical processing. The Company also, through its St. Louis, Missouri based bank subsidiary, provides banking services in the St. Louis metropolitan area and other selected cities in the United States. In addition to supporting the Company's payment operations, it also provides banking services to its target markets, which include privately owned businesses and churches. The Company, through the Bank's subsidiary, Government e-Management Solutions, Inc. (GEMS), also develops and licenses integrated financial, property and human resource management systems to the public sector.

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

Currently, management views Cass' major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining Cass' lead in applied technology, which, when combined with the security and processing controls of the Company's Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue during 2004 and beyond. In addition, management is exploring possible strategic alliances and potential acquisitions to accelerate this growth. In July 2004, the Company announced that it had reached an agreement to acquire the operating assets and selected liabilities of ProfitLab, Inc. ProfitLab is a leading provider of telecom auditing and application services. This acquisition should further strengthen and expand Cass' payment and data analysis services and tools for Fortune 1000 customers. The acquisition is expected to close in the third quarter of 2004. Should the acquisition close, the initial impact on the Company's earnings would be negative. Based on recent performance the annualized, after tax, loss of ProfitLab is anticipated to be in the area of $500,000 to $650,000 or $.13 to $.17 diluted earnings per share. While benefits are expected to occur from integrating certain operational areas, it may take some time before such benefits are achieved. As part of the acquisition, Cass has agreed to provide employment for certain staff members and to maintain operations in Greenville, South Carolina for periods of two and three years, respectively.

The low level of interest rates has had a significant negative impact on net income during the past few years. Although management doesn't anticipate when and how quickly these rates may increase, the Company is positioned to take advantage of rising rates should they occur. Management had been pleased with the growth in software revenue generated by GEMS during the last three years, but is disappointed with software sales this year. It appears that lack of activity in the marketplace has negatively impacted sales but active interest, as measured by the number of requests for proposals received, seems to be improving.

Critical Accounting Policies

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles (U.S.
GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, they have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2004 (the "Second Quarter of 2004") compared to the three-month period ended June 30, 2003 (the "Second Quarter of 2003") and the six-month period ended June 30, 2004 (the "First Half of 2004") compared to the six-month period ended June 30, 2003 (the "First Half of 2003"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2003 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2004 are not necessarily indicative of the results to be attained for any other period.

Net Income

The Company's net income was $1,700,000 for the Second Quarter of 2004, a $539,000 or 24.1% decrease compared to net income of $2,239,000 for the Second Quarter of 2003. The Company's net income for the First Half of 2004 was $3,547,000, a $210,000 or 5.6% decrease compared to net income of $3,757,000 for the First Half of 2003. Diluted earnings per share were $.45 for the Second Quarter of 2004, a 25.0% decrease compared to $.60 for the Second Quarter of 2003. Diluted earnings per share were $.95 for the First Half of 2004, a 5.9% decrease compared with $1.01 for the First Half of 2003. The decrease in net income in the Second Quarter of 2004 over the Second Quarter of 2003 was primarily a result of gains on the sales of equity securities recognized in the Second Quarter of 2003 with no gains recognized in the Second Quarter of 2004, compounded by a decrease in software revenue recorded by the Company's software subsidiary, GEMS. This was partially offset by an increase in payment and processing revenue and a decrease in operating expenses. The decrease in net income in the First Half of 2004 was the result of more gains recognized in the First Half of 2003 compared with the First Half of 2004 and a decrease in software revenue, offset by increased revenue from payment and processing fees and a decrease in operating expenses. Return on average assets for the Second Quarter of 2004 was .99% compared to 1.51% for the Second Quarter of 2003. Return on average assets for the First Half of 2004 was 1.06% compared to 1.28% for the First Half of 2003. Return on average equity for the Second Quarter of 2004 was 10.60% compared to 14.74% for the Second Quarter of 2003. Return on average equity for the First Half of 2004 was 11.06% compared to 12.45% for the First Half of 2003.

Fee Revenue and Other Income

Fee revenue is principally derived from freight and utility payment and processing fees. Processing volumes related to these fees for the three and six-month periods ended June 30, 2004 and 2003 are as follows:

                                                  Three Months Ended                   Six Months Ended
                                                       June 30                              June 30
                                        ----------------------------------   ---------------------------------
                                                                      %                                   %
(In Thousands)                             2004          2003       Change     2004          2003       Change
--------------------------------------------------------------------------------------------------------------
Transportation Information Services:
   Invoice Bill Volume                       5,921         5,810     1.9%        11,350        11,476    (1.1%)
   Invoice Dollar Volume                $2,416,168    $2,154,256    12.2%    $4,637,814    $4,208,168    10.2%
   Payment and processing fees          $    5,049    $    4,670     8.1%    $    9,995    $    9,639     3.7%

Utility Information Services:
   Invoice Transaction Volume                1,286         1,116    15.2%         2,570         2,149    19.6%
   Invoice Dollar Volume                $  895,730    $  788,714    13.6%    $1,830,091    $1,614,075    13.4%
   Payment and processing fees          $    2,572    $    2,200    16.9%    $    5,224    $    4,200    24.4%

Second Quarter of 2004 compared to Second Quarter of 2003:

Transaction volume from the Transportation Information Services division for the Second Quarter of 2004 increased mainly due to increased activity from existing clients which more than offset the loss of some high transaction/low dollar volume parcel business. Total dollar volume processed from this division increased during this period. Fees for the period grew due to the increased volume and additional services provided. The increase in volume and fees from the Utility Information Services division increased primarily due to new customers as the growth of this segment continues. Software revenue was down $720,000 or 39% from the Second Quarter of 2003 primarily due to reduced license fee revenue generated from new customers. Although revenue generated by GEMS increased in each of the past three years, sales were off significantly this year to date. Demand for software in the governmental sector appears to have softened from last year. At this time management feels that this is a temporary condition. Bank service fees decreased $35,000 or 8% due to the decrease in miscellaneous services provided to other banks. Net gains of $1,362,000 were recognized on the sales of securities during the Second Quarter of 2003 with no gains recognized in the Second Quarter of 2004. Other income increased $41,000 or 30% primarily due to income recognized from death proceeds from company owned life insurance.

First Half of 2004 compared to First Half of 2003:

Transportation transaction volume for the First Half of 2004 decreased slightly from 2003 due to the same loss of high transaction/low dollar parcel business mentioned above. Most of this volume was replaced by larger dollar transactions that required a higher level of processing and produced greater fees. Transaction dollar volume was up and fee revenue increased during the first half. Utility volume and fees increased due to new customers as this segment continues to grow. Software revenue from GEMS was down $1,337,000 or 37% during the First Half of 2004 due to the same factors discussed above for the second quarter. Bank service fees decreased $47,000 or 5% due to the decrease in miscellaneous services provided to other banks. Gains on the sales of securities for the First Half of 2004 were $441,000 compared to gains of $1,362,000 for the First Half of 2003. Other income increased $47,000 or 18% due to the death proceeds from company owned life insurance.

Net Interest Income

Second Quarter of 2004 compared to Second Quarter of 2003:

The Company's tax-equivalent net interest income increased 1% or $49,000 from $6,700,000 to $6,749,000. The tax-equivalent net interest margin decreased from 5.02% to 4.33%. The decline in the general level of interest rates from the beginning of 2001 continues to have a negative impact on the Company's net interest income and margin. The average yield on earning assets decreased to 4.80% in the Second Quarter of 2004 from 5.36% in 2003. The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. Changes in interest rates will affect some earning assets such as federal funds sold and floating rate loans immediately and some earning assets, such as fixed rate loans and municipal bonds, over time.

The Company was able to offset the decrease in net interest income due to the decline in the general level of interest rates through an increase in earning assets. Total average earning assets increased $92,643,000 or 17% to $627,453,000. This increase was funded by both an increase in accounts and drafts payable due to the increase in dollar volume processed and an increase in bank deposits due to the expansion of the Banks' customer base.

Total average loans increased $31,840,000 or 7% to $467,292,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable and growth in bank deposits. Although not enough to offset the decline in the level of interest rates, this increase in loans had a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

Total average investment in debt and equity securities increased $18,531,000 or 34% to $73,170,000. Total average federal funds sold and other short-term investments increased $42,272,000 or 95% to $86,991,000. This increase provides additional liquidity and positions the Company to take advantage of higher interest rates should they occur. For more information on the changes in net interest income please refer to the tables on the pages that follow.

First Half of 2004 compared to First Half of 2003:

The Company's tax-equivalent net interest income decreased $64,000 from $13,639,000 to $13,575,000. The tax-equivalent net interest margin decreased from 5.15% to 4.45% as the decline in the general level of interest rates from the beginning of 2001 continues to have an impact on the Company's net interest income and margin. The average yield on earning assets decreased to 4.88% in the First Half of 2004 from 5.49% in 2003.

The Company partially offset the decrease in net interest income through an increase in earning assets. Total average earning assets increased $78,774,000 or 15% to $613,338,000. This increase was funded by both an increase in accounts and drafts payable due to the increase in dollars processed and an increase in bank deposits due to the expansion of the Banks' customer base.

Total average loans increased $30,595,000 or 7% to $465,375,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable and growth in bank deposits. Although not enough to offset the decline in the level of interest rates, this increase in loans had a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

Total average investment in debt and equity securities increased $8,544,000 or 14% to $68,904,000. Total average federal funds sold and other short-term investments increased $39,635,000 or 101% to $79,059,000. This increase provides additional liquidity and positions the Company to take advantage of higher interest rates should they occur. For more information on the changes in net interest income please refer to the tables on the pages that follow.

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

                                                Second Quarter 2004                    Second Quarter 2003
                                        ----------------------------------     ------------------------------------
                                                       Interest                              Interest
                                          Average       Income/     Yield/       Average      Income/        Yield/
(Dollars in thousands)                    Balance       Expense      Rate        Balance      Expense         Rate
-------------------------------------------------------------------------------------------------------------------
Assets 1
Earning assets:
     Loans (2),(3):
       Taxable                          $ 461,990     $   6,366      5.54%     $  429,749    $   6,248        5.83%
       Tax-exempt (4)                       5,302           100      7.59           5,703          108        7.60

Debt and equity securities (5):
       Taxable                             26,621           116      1.75          22,806          133        2.34
       Tax-exempt (4)                      46,549           705      6.09          31,833          529        6.67
Federal funds sold and other
  short-term investments                   86,991           200       .92          44,719          126        1.13
------------------------------------------------------------------------------------------------------------------
Total earning assets                      627,453         7,487      4.80         534,810        7,144        5.36
Nonearning assets:
   Cash and due from banks                 25,601                                  20,398
   Premises and equipment, net             13,108                                  15,236
   Goodwill and other intangibles           4,985                                   5,271
   Other assets                            25,511                                  23,377
   Allowance for loan losses               (5,764)                                 (5,390)
------------------------------------------------------------------------------------------------------------------
Total assets                            $ 690,894                              $  593,702
------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                           $  64,755     $     165      1.02%     $   51,014    $     104         .82%
   Savings deposits                        29,507            77      1.05          35,962           81         .90
   Time deposits of
     $100 or more                          55,083           304      2.22          42,913          203        1.90
   Other time deposits                     37,231           192      2.07           8,184           51        2.50
------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits           186,576           738      1.59         138,073          439        1.28
   Short-term borrowings                       94            --       --            1,101            5        1.82
------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                            186,670           738      1.59         139,174          444        1.28
Noninterest-bearing liabilities:
   Demand deposits                        104,913                                  95,418
   Accounts and drafts payable            326,380                                 290,158
   Other liabilities                        8,422                                   8,029
------------------------------------------------------------------------------------------------------------------
Total liabilities                         626,385                                 532,779
Shareholders' equity                       64,509                                  60,923
Total liabilities and
   shareholders' equity                 $ 690,894                              $  593,702
------------------------------------------------------------------------------------------------------------------
Net interest income                                   $   6,749                              $   6,700
Interest spread                                                      3.21%                                    4.08%
Net interest margin                                                  4.33%                                    5.02%
------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2003 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $49,000 and $24,000 for the Second Quarter of 2004 and 2003, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $275,000 and $215,000 for the Second Quarter of 2004 and 2003, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                 First Half of 2004                     First Half of 2003
                                        ----------------------------------     ------------------------------------
                                                       Interest                              Interest
                                          Average       Income/     Yield/       Average      Income/       Yield/
(Dollars in thousands)                    Balance       Expense      Rate        Balance      Expense        Rate
------------------------------------------------------------------------------------------------------------------
Assets 1
Earning assets:
     Loans (2),(3):
       Taxable                          $ 460,052     $  12,753      5.57%     $  429,054    $  12,593        5.92%
       Tax-exempt (4)                       5,323           201      7.59           5,726          216        7.61

Debt and equity securities (5):
       Taxable                             25,203           213      1.70          24,685          321        2.62
       Tax-exempt (4)                      43,701         1,351      6.22          35,675        1,187        6.71
Federal funds sold and other
  short-term investments                   79,059           362       .92          39,424          226        1.16
------------------------------------------------------------------------------------------------------------------
Total earning assets                      613,338        14,880      4.88         534,564       14,543        5.49
Nonearning assets:
   Cash and due from banks                 22,229                                  19,691
   Premises and equipment, net             13,291                                  15,533
   Goodwill and other intangibles           5,024                                   5,310
   Other assets                            25,764                                  22,762
   Allowance for loan losses               (5,662)                                 (5,359)
------------------------------------------------------------------------------------------------------------------
Total assets                            $ 673,984                              $  592,501
------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                           $  60,683     $     244       .81%     $   52,885    $     221         .84%
   Savings deposits                        29,947           128       .86          35,868          163         .92
   Time deposits of
     $100 or more                          51,768           571      2.22          42,790          416        1.96
   Other time deposits                     35,951           362      2.02           6,957           90        2.61
------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits           178,349         1,305      1.47         138,500          890        1.30
   Short-term borrowings                      106            --       --            1,833           14        1.54
------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                            178,455         1,305      1.47         140,333          904        1.30
Noninterest-bearing liabilities:
   Demand deposits                        102,675                                  95,151
   Accounts and drafts payable            319,985                                 288,936
   Other liabilities                        8,383                                   7,225
------------------------------------------------------------------------------------------------------------------
Total liabilities                         609,498                                 531,645
Shareholders' equity                       64,486                                  60,856
Total liabilities and
   shareholders' equity                 $ 673,984                              $  592,501
------------------------------------------------------------------------------------------------------------------
Net interest income                                   $  13,575                              $  13,639
Interest spread                                                      3.41%                                    4.19%
Net interest margin                                                  4.45%                                    5.15%
------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2003 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $90,000 and $35,000 for the First Half of 2004 and 2003, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $528,000 and $475,000 for the First Half of 2004 and 2003, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                            Second Quarter
                                                            2004 Over 2003
                                                      -------------------------
(In Thousands)                                        Volume     Rate     Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1),(2):
     Taxable                                          $ 444     $(326)    $ 118
     Tax-exempt (3)                                      (8)       --        (8)
   Debt and equity securities:
     Taxable                                             20       (37)      (17)
     Tax-exempt (3)                                     225       (49)      176
   Federal funds sold and other
     short-term investments                             100       (26)       74
-------------------------------------------------------------------------------
Total interest income                                   781      (438)      343
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                      31        30        61
   Savings deposits                                     (16)       12        (4)
   Time deposits of $100 or more                         63        38       101
   Other time deposits                                  151       (10)      141
   Short-term borrowings                                 (2)       (3)       (5)
-------------------------------------------------------------------------------
Total interest expense                                  227        67       294
-------------------------------------------------------------------------------
Net interest income                                   $ 554     $(505)    $  49
-------------------------------------------------------------------------------
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

                                                             First Half
                                                            2004 Over 2003
                                                      -------------------------
(In Thousands)                                        Volume     Rate     Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1),(2):
     Taxable                                          $ 905     $(745)    $ 160
     Tax-exempt (3)                                     (15)       --       (15)
   Debt and equity securities:
     Taxable                                              7      (115)     (108)
     Tax-exempt (3)                                     256       (92)      164
   Federal funds sold and other
     short-term investments                             190       (54)      136
-------------------------------------------------------------------------------
Total interest income                                 1,343     (1,006)     337
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                      32        (9)       23
   Savings deposits                                     (25)      (10)      (35)
   Time deposits of $100 or more                         95        60       155
   Other time deposits                                  297       (25)      272
   Short-term borrowings                                 (7)       (7)      (14)
-------------------------------------------------------------------------------
Total interest expense                                  392         9       401
-------------------------------------------------------------------------------
Net interest income                                   $ 951     $(1,015)  $ (64)
-------------------------------------------------------------------------------
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Allowance and Provision for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $150,000 provision made for loan losses during the Second Quarter of 2004 and no provision made in the Second Quarter of 2003. There was a $350,000 provision made for the First Half of 2004 compared with a $90,000 provision for the First Half of 2003. Net loans recovered for both the Second Quarter of 2004 and 2003 were $6,000. Net loans recovered for the First Half of 2004 were $9,000 compared to $10,000 for the First Half of 2003. The provision for loan losses can vary over time based on an ongoing assessment of the adequacy of the allowance for loan losses.

The allowance for loan losses at June 30, 2004 was $5,865,000 and at December 31, 2003 was $5,506,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2004 was 1.24% compared to 1.17% at December 31, 2003. Nonperforming loans were $3,467,000 or .73% of total loans at June 30, 2004 compared to $4,393,000 or .94% of total loans at December 31, 2003. The decrease from December 31, 2003 is primarily due to two loans; one for $481,000 that was renegotiated in First Quarter of 2003 and is now current under the new terms of the agreement and a second loan for $376,000 that was foreclosed in the First Quarter of 2004 and is now being carried as other real estate owned.

At June 30, 2004, impaired loans totaled $3,627,000, which included $1,057,000 of nonaccrual loans and $2,410,000 of renegotiated loans compared with impaired loans at December 31, 2003 of $4,393,000, which included $1,525,000 of nonaccrual loans and $2,721,000 of renegotiated loans. The allowance for loan losses on impaired loans was $960,000 at June 30, 2004 and there were no impaired loans without an allowance. The decrease in impaired loans from December 31, 2003 relates primarily to the decrease in nonperforming loans as explained in the previous paragraph.

Total impaired loans decreased $2,330,000 from June 30, 2003 to June 30, 2004. Of this decrease $4,070,000 relates to other impaired loans consisting primarily of two loans totaling $4,229,000 at June 30, 2003 that were renegotiated in 2002 and are now currently performing. This decrease was partially offset by an increase of $1,929,000 in renegotiated loans, which relates primarily to one borrower with a balance of $2,240,000 as of June 30, 2004 and although currently performing, is still considered impaired by management. The balance of nonaccrual loans at June 30, 2004 consists primarily of two loans, one with a balance of $713,000 that is collateralized by real estate and has a SBA guarantee and a second loan with a balance of $265,000 relates to a business that is no longer operating, although payments are being made as the inventory of the business is being sold.

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

Summary of Asset Quality

The following table presents information as of and for the three and six-month periods ended June 30, 2004 and 2003 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                              Three Months Ended             Six Months Ended
                                                                    June 30                       June 30
                                                            ------------------------      ------------------------
(Dollars in Thousands)                                        2004           2003           2004           2003
------------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                            $   5,709      $   5,387      $   5,506      $   5,293

Provision charged to expense                                      150             --            350             90

     Loans charged off                                             --             --              1              2
     Recoveries on loans previously charged off                     6              6             10             12
------------------------------------------------------------------------------------------------------------------
Net loans (recovered) charged-off                                  (6)            (6)            (9)           (10)

Allowance at end of period                                  $   5,865      $   5,393      $   5,865      $   5,393
------------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 467,292      $ 435,452      $ 465,375      $ 434,780
     June 30                                                  474,560        443,621        474,560        443,621
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.26%          1.24%          1.26%          1.24%
     June 30                                                     1.24           1.22           1.24           1.22
Nonperforming loans:
     Nonaccrual loans                                       $   1,057      $   1,206      $   1,057      $   1,206
     Loans past due 90 days or more                                --             40             --             40
     Renegotiated loans                                         2,410            481          2,410            481
------------------------------------------------------------------------------------------------------------------
     Total non performing loans                             $   3,467      $   1,727      $   3,467      $   1,727
     Other impaired loans                                         160      $   4,230      $     160      $   4,230
     Foreclosed assets                                          1,234      $   1,154      $   1,234      $   1,154
------------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                .74%           .40%           .74%           .40%
------------------------------------------------------------------------------------------------------------------

The Bank currently has two properties which it is carrying as other real estate owned at what management believes to be fair value less cost to sell. The first property was foreclosed on August 8, 2001 and is recorded at $859,000 and the second property was foreclosed on March 2, 2004 and is recorded at $375,000.

Operating Expense

Total operating expense for the Second Quarter of 2004 decreased $583,000 or 4% to $13,313,000 compared to the Second Quarter of 2003. Total operating expense for the First Half of 2004 decreased $896,000 or 3% to $26,795,000 from the First Half of 2003.

Salaries and benefits expense decreased $99,000 or 1% to $9,301,000 in the Second Quarter of 2004 compared with the Second Quarter of 2003 and decreased $294,000 or 2% for the First Half of 2004 compared with the First Half of 2003. These decreases are primarily related to a reduction in the number of employees attributable to a series of technology initiatives put into place by the Information Services divisions. The decrease in salaries expense was partially offset by annual salary increases and an increase in benefits expense related to pension costs.

Occupancy expense for the Second Quarter of 2004 decreased $21,000 or 5% to $436,000 from the Second Quarter of 2003 and increased a modest $1,000 in the First Half of 2004 compared with the First Half of 2003. The decrease for the quarter relates primarily to a decrease in utility expense and premise maintenance and repairs.

Equipment expense for the Second Quarter of 2004 decreased $135,000 or 12% compared to the Second Quarter of 2003 and decreased $271,000 or 12% for the First Half of 2004 compared with the First Half of 2003. These decreases relate primarily to a decrease in software amortization in both the Information Services divisions and a decrease in hardware depreciation and computer equipment maintenance expense from the consolidation of equipment within the Transportation Information Services division.

Other operating expense for the Second Quarter of 2004 decreased $328,000 or 11% compared to the Second Quarter of 2003 and decreased $332,000 or 6% for the First Half of 2004 compared with the First Half of 2003. The decreases for the quarter and half were primarily from decreases in postage and supply expense in the Transportation Information Services division related to technology initiatives put into place over the past two years. These decreases were offset by an increase in outsourced programming services primarily in the Company's government software division.

Income tax expense for the Second Quarter of 2004 decreased $364,000 or 35% compared to the Second Quarter of 2003 and decreased $149,000 or 9% for the First Half of 2004 compared with the First Half of 2003. The effective tax rate for the Second Quarter of 2004 was 28% compared with 32% in the Second Quarter of 2003 and was 29% for the First Half of 2004 compared with 30% in 2003. The decrease in the effective tax rate was due to higher balances of tax-exempt investments in 2004.

Financial Condition

Total assets at June 30, 2004 increased $48,466,000 or 8% from December 31, 2003. The majority of this increase relates to the Company's earning assets that experienced an increase of $18,482,000 or 41% in federal funds sold and other short-term investments, $18,189,000 or 26% increase in investments in debt and equity securities and $5,169,000 or 1% increase in loans, net of the allowance for loan losses.

Total liabilities were $622,326,000, an increase of $47,422,000 or 8% from December 31, 2003. Total deposits at June 30, 2004 were $297,700,000, an increase of $25,272,000 or 9%. Accounts and drafts payable were $315,773,000, an increase of $22,004,000 or 7%. Total shareholders' equity at June 30, 2004 was $65,836,000 a $1,044,000 or 2% increase from December 31, 2003.

The increase in loans relates to the normal fluctuations of the loan portfolio. The increase in debt and equity securities relates to the purchase of $41,247,000 in securities, primarily of tax-exempt municipal securities. These purchases were partially offset by the sale of securities earlier in the year and the normal maturity of securities throughout the year. Federal funds sold and other short-term investments increased due to the increase in deposits and accounts and drafts payable from December 31, 2003 to June 30, 2004. The increase in deposits reflects the Bank's ongoing marketing efforts to attract deposits and increase in accounts and drafts payable was due the increase in the dollar volume of invoices processed. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable. The increase in total shareholders' equity resulted from net income of $3,547,000; cash received on the exercise of stock options of $151,000; a $99,000 tax benefit on stock awards and the amortization of the stock bonus plan of $45,000; offset by dividends paid of $1,476,000 ($.42 per share); a decrease in other comprehensive income of $1,318,000 and $4,000 of cash paid for stock dividend fractional shares.

Liquidity and Capital Resources

The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and were $85,089,000 at June 30, 2004, an increase of $22,722,000 or 36% from
December 31, 2003. At June 30, 2004 these assets represented 12% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $87,336,000 at June 30, 2004, an increase of $18,189,000 from December 31, 2003. These assets represented 13% of total assets at June 30, 2004. Of this total, 69% were state and political subdivision securities, 23% were U.S. Treasury securities, 7% were U.S. government agencies and 1% were other securities. Of the total portfolio, 19% mature in one year, 14% matures in one to five years, and 67% matures in five or more years. During the year the Company sold securities with a market value of $12,052,000 and a portion of these funds were reinvested in U.S. Treasury and agency securities.

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

Net cash flows provided by operating activities were $3,516,000 for the First Half of 2004 compared with $7,040,000 for the First Half of 2003. This decrease is attributable to an additional $1,963,000 paid in corporate income taxes, a $100,000 decrease in deferred income versus a $1,796,000 increase in the First Half of 2003 and other normal fluctuations in other asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2004.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 2004 and December 31, 2003:

June 30, 2004                                                Amount       Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $67,357,000    12.30%
         Cass Commercial Bank                               32,669,000    11.11
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $61,492,000    11.22%
         Cass Commercial Bank                               28,990,000     9.86
Tier I capital (to average assets)
         Cass Information Systems, Inc.                    $61,492,000     9.42%
         Cass Commercial Bank                               28,990,000     9.00
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2004 has changed materially from that at December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the SEC is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive and Principal Financial Officers have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of June 30, 2004 and based on their evaluation believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the second quarter of 2004 in the Company's internal controls identified by the Chief Executive and Principal Financial Officers in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company maintains a treasury stock buyback program and as of June 30, 2004 was authorized by the Board of Directors to repurchase up to 100,000 shares of its common stock. The Company did not repurchase any stock during the six months ended June 30, 2004 and repurchased 59,237 shares for $1,764,000 during the first six months ended June 30, 2003. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of the shareholders of Cass Information Systems, Inc. held on April 19, 2004, the following proposal was voted on and approved:

        The following is a summary of votes cast. No broker non-votes were received.

        Proposal to elect four Directors for a term
          of three years ending 2007;                                  Withheld
                                                            For        Authority
                                                         ---------     ---------
          Lawrence A. Collett                            2,610,553       46,184
          Wayne J. Grace                                 2,611,040       45,697
          Irving A. Shepard                              2,537,201      119,536
          Andrew J. Signorelli                           2,589,835       66,902

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

            Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports of Form 8-K

            The Company filed a report on Form 8-K under Items 7 and 12 dated April 19, 2004, reporting the announcement of the Company's earnings for the first quarter of 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CASS INFORMATION SYSTEMS, INC.


DATE: August 6, 2004                      By /s/ Lawrence A. Collett
                                             ---------------------------
                                              Lawrence A. Collett
                                          Chairman and Chief Executive Officer


DATE: August 6, 2004                      By /s/ Eric H. Brunngraber
                                              Eric H. Brunngraber
                                             ---------------------------
                                            Vice President-Secretary
                                    (Principal Financial and Accounting Officer)