Form 10-Q
period 2004-09-30
CASS INFORMATION SYSTEMS INC
filed 2004-11-12
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004
                           Commission File No. 2-80070

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

                                 Yes |_| No |X|

      The number of shares outstanding of registrant's only class of stock as of November 11, 2004: Common stock, par value $.50 per share - 3,687,248 shares outstanding.

--------------------------------------------------------------------------------

      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

      Item 1. FINANCIAL STATEMENTS

              Consolidated Balance Sheets
                September 30, 2004 (unaudited) and December 31, 2003 (unaudited) ......  3

              Consolidated Statements of Income
                Three and nine months ended September 30, 2004 and 2003 (unaudited) ...  4

              Consolidated Statements of Cash Flows
                Nine months ended September 30, 2004 and 2003 (unaudited) .............  5

              Notes to Consolidated Financial Statements (unaudited) ..................  6

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS ............................................. 12

      Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............. 24

      Item 4. CONTROLS AND PROCEDURES ................................................. 24

PART II - Other Information - Items 1. - 6. ........................................... 25

      SIGNATURES ...................................................................... 26

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                September 30   December 31
                                                                    2004          2003
Assets
Cash and due from banks                                           $  27,332     $  17,754
Federal funds sold and other short-term investments                  68,798        44,613
                                                                  ---------     ---------
     Cash and cash equivalents                                       96,130        62,367
                                                                  ---------     ---------
Investment in debt and equity securities
     available-for-sale, at fair value                               93,027        69,147

Loans                                                               496,027       469,032
     Less: Allowance for loan losses                                  6,021         5,506
                                                                  ---------     ---------
         Loans, net                                                 490,006       463,526
                                                                  ---------     ---------
Premises and equipment, net                                          12,299        13,538
Bank owned life insurance                                            10,975        10,709
Payments in excess of funding                                         8,474         6,220
Goodwill                                                              7,247         3,150
Other intangible assets, net                                          2,494         1,940
Other assets                                                         17,044        15,319
                                                                  ---------     ---------
           Total assets                                           $ 737,696     $ 645,916
                                                                  =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                          $ 106,995     $ 114,634
     Interest-bearing                                               185,170       157,794
                                                                  ---------     ---------
         Total deposits                                             292,165       272,428
Accounts and drafts payable                                         364,396       299,989
Short-term borrowings                                                   103           123
Subordinated convertible debentures                                   3,700            --
Other liabilities                                                     8,574         8,584
                                                                  ---------     ---------
         Total liabilities                                          668,938       581,124
                                                                  ---------     ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                               --            --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and 4,494,510 and
   4,160,110 shares issued at September 30, 2004 and
   December 31, 2003, respectively                                    2,247         2,080
Additional paid-in capital                                           18,370         8,466
Retained earnings                                                    62,974        69,695
Common shares in treasury, at cost (807,262 shares at
   September 30, 2004 and 824,598 shares at December 31, 2003)      (16,096)      (16,442)
Unamortized stock bonus awards                                         (185)         (129)
Accumulated other comprehensive income                                1,448         1,122
                                                                  ---------     ---------
         Total shareholders' equity                                  68,758        64,792
                                                                  ---------     ---------
           Total liabilities and shareholders' equity             $ 737,696     $ 645,916
                                                                  =========     =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                            Three Months Ended          Nine Months Ended
                                                               September 30                September 30
                                                         ------------------------    ------------------------
                                                            2004          2003          2004          2003
Fee Revenue and Other Income:
Freight and utility payment and processing revenue       $    7,654    $    7,308    $   22,873    $   21,147
Software revenue                                              1,433         2,221         3,746         5,871
Bank service fees                                               392           464         1,236         1,355
Gains on sales of investment securities, net                     --            92           441         1,454
Other                                                           127           215           439           480
                                                         ----------    ----------    ----------    ----------
       Total fee revenue and other income                     9,606        10,300        28,735        30,307
                                                         ----------    ----------    ----------    ----------

Interest Income:
Interest and fees on loans                                    6,843         6,403        19,729        19,138
Interest and dividends on debt and equity securities:
     Taxable                                                    122            91           335           412
     Exempt from federal income taxes                           605           282         1,497         1,068
Interest on federal funds sold and
   other short-term investments                                 305           187           666           413
                                                         ----------    ----------    ----------    ----------
       Total interest income                                  7,875         6,963        22,227        21,031
                                                         ----------    ----------    ----------    ----------

Interest Expense:
Interest on deposits                                            810           449         2,115         1,339
Interest on short-term borrowings                                --            --            --            14
Interest on subordinated convertible debentures                  18            --            18            --
                                                         ----------    ----------    ----------    ----------
       Total interest expense                                   828           449         2,133         1,353
                                                         ----------    ----------    ----------    ----------
         Net interest income                                  7,047         6,514        20,094        19,678
Provision for loan losses                                       150            --           500            90
                                                         ----------    ----------    ----------    ----------
         Net interest income after provision
           for loan losses                                    6,897         6,514        19,594        19,588
                                                         ----------    ----------    ----------    ----------
Operating Expense:
Salaries and employee benefits                                9,579         9,274        28,037        28,026
Occupancy expense                                               460           447         1,354         1,340
Equipment expense                                               877         1,068         2,888         3,350
Amortization of intangible assets                                91            78           246           233
Other operating                                               2,789         2,990         8,066         8,599
                                                         ----------    ----------    ----------    ----------
       Total operating expense                               13,796        13,857        40,591        41,548
                                                         ----------    ----------    ----------    ----------
         Income before income tax expense                     2,707         2,957         7,738         8,347
Income tax expense                                              734           935         2,218         2,568
                                                         ----------    ----------    ----------    ----------
         Net income                                      $    1,973    $    2,022    $    5,520    $    5,779
                                                         ==========    ==========    ==========    ==========

Earnings per share:
         Basic                                           $      .53    $      .56    $     1.50    $     1.58
         Diluted                                         $      .53    $      .55    $     1.48    $     1.56

Weighted average shares outstanding:
         Basic                                            3,677,475     3,660,788     3,673,441     3,682,598
         Diluted                                          3,758,918     3,699,329     3,729,461     3,718,955

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                       Nine Months Ended
                                                                          September 30
                                                                     ---------------------
                                                                       2004         2003
Cash Flows From Operating Activities:
Net income                                                           $  5,520     $  5,779
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                    3,032        3,495
       Provision for loan losses                                          500           90
       Amortization of stock bonus awards                                  71           41
       Tax benefit from exercise of stock option and bonus awards         114          176
       Increase in accrued interest receivable                           (486)        (326)
       (Decrease) increase in deferred income                            (266)       1,565
       Deferred income tax benefit                                       (441)        (757)
       (Decrease) increase in income tax liability                       (922)       1,154
       Increase in pension liability                                    1,015          959
       Gains on sales of investment securities, net                      (441)      (1,454)
       Change in other assets                                            (781)         234
       Change in other liabilities                                        (76)      (1,605)
       Other operating activities, net                                     (5)           8
                                                                     --------     --------
       Net cash provided by operating activities                        6,834        9,359
                                                                     --------     --------

Cash Flows From Investing Activities:
Proceeds from sales of debt securities available-for-sale              12,052       37,831
Proceeds from maturities of debt and equity securities
   available-for-sale                                                  16,200       15,145
Purchase of debt and equity securities available-for-sale             (51,607)     (39,813)
Net increase in loans                                                 (27,355)     (18,272)
Increase in payments in excess of funding                              (2,254)      (1,620)
Payment for business acquisitions, net of cash acquired                (1,098)          --
Purchases of premises and equipment, net                               (1,073)      (1,625)
                                                                     --------     --------
         Net cash used in investing activities                        (55,135)      (8,354)
                                                                     --------     --------

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                    (7,639)      (1,012)
Net increase in interest-bearing demand and savings deposits           16,852          669
Net increase in time deposits                                          10,524       26,454
Net increase in accounts and drafts payable                            64,407       73,705
Net decrease in short-term borrowings                                     (20)     (37,431)
Cash proceeds from exercise of stock options                              190          260
Cash dividends paid                                                    (2,250)      (2,114)
Purchase of common shares for treasury                                     --       (1,764)
                                                                     --------     --------
         Net cash provided by financing activities                     82,064       58,767
                                                                     --------     --------
Net increase in cash and cash equivalents                              33,763       59,772
Cash and cash equivalents at beginning of period                       62,367       30,006
                                                                     --------     --------
Cash and cash equivalents at end of period                           $ 96,130     $ 89,778
                                                                     ========     ========

Supplemental information:
         Cash paid for interest                                      $  2,031     $  1,349
         Cash paid for income taxes                                     3,483        1,652
         Transfer of loans to other real estate owned                     375           --
         Transfer of loans to other equity investments                     --        2,000
         Issuance of subordinated convertible debentures                3,700           --

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s ("the Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. All share and per share data for 2003 have been restated to reflect the 10% stock dividend issued in March 2004.

Note 2 - Acquisitions

On August 24, 2004 the Company acquired substantially all of the operating assets of PROFITLAB, Inc., a provider of telecom auditing and application services based in Greenville, S.C. Consideration for the acquisition included cash in the amount of $1,098,000 and the issuance of $3,700,000 of 5.33% subordinated convertible debentures. The debentures are convertible, per a schedule, into approximately 76,763 shares of the Company's common stock at a price of $48.20 per share. The securities mature ten years after the date of issuance. The debentures may be called by the Company without penalty after August 24, 2010. Total cost of the acquisition was approximately $4,950,000 which included $800,000 in acquired software and $4,098,000 in goodwill based on the Company's preliminary purchase price allocation.

On August 11, 2004 the Company filed with the Federal Reserve Bank and other regulators for permission to acquire and merge with Franklin Bancorp, Orange, California and its subsidiary bank, Franklin Bank of California. The purpose of the proposed acquisition and merger is to establish a branch in California to serve existing customers and prospects. It is expected that these transactions will occur in the fourth quarter of 2004. Total assets of these entities are approximately $2,000,000.

Note 3 - Intangible Assets

The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended September 30, 2004 and December 31, 2003 are as follows:

                                              September 30, 2004              December 31, 2003
=====================================================================================================
                                       Gross Carrying     Accumulated   Gross Carrying    Accumulated
(In Thousands)                             Amount        Amortization        Amount      Amortization
=====================================================================================================
Amortized intangible assets:
   Customer list                            $   823        $   (96)         $   823        $   (55)
   Acquired software                          1,824           (461)           1,024           (256)
-----------------------------------------------------------------------------------------------------
       Total amortized intangibles            2,647           (557)           1,847           (311)
-----------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                                   7,474           (227)*          3,377           (227)*
   Minimum pension liability                    404             --              404             --
-----------------------------------------------------------------------------------------------------
       Total unamortized intangibles          7,878           (227)           3,781           (227)
-----------------------------------------------------------------------------------------------------
Total intangible assets                     $10,525        $  (784)         $ 5,628        $  (538)
-----------------------------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS 142.

Customer list and software are amortized over 15 years and 4-5 years, respectively. The minimum pension liability was recorded in accordance with SFAS 87, "Employers' Accounting for Pensions", which requires the Company to record an additional minimum pension liability by the amount of which the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amount previously recorded and offset this liability by an intangible asset to the extent of previously unrecognized prior service costs. The liability and corresponding intangible asset are adjusted annually.

On August 24, 2004 the Company purchased substantially all of the operating assets of PROFITLAB, Inc. This acquisition generated $4,098,000 of goodwill and included $800,000 of acquired software based on the Company's preliminary purchase price allocation. Amortization of the acquired software, which has an estimated useful life of five years, was $13,000 for the three and nine month periods ended September 30, 2004.

Amortization of intangible assets amounted to $91,000 and $78,000 for the three month periods ended September 30, 2004 and 2003, respectively and $246,000 and $233,000 for the nine month periods ended September 30, 2004 and 2003, respectively. Estimated amortization of intangibles over the next five years is as follows: $364,000 in 2004 and $471,000 for 2005 and 2006 and $215,000 in 2007
and 2008.

Note 4 - Equity Investments in Non-Marketable Securities

During 2003, the Company converted a $2,000,000 investment in a private imaging company from a convertible debenture into common stock. As part of the conversion, the Company committed to investing an additional $1,100,000 when certain conditions were met. This additional commitment has funded and the total investment of the Company in this entity was $3,100,000 at September 30, 2004 and $2,908,000 at December 31, 2003. At September 30, 2004 the Company had a 19.99% ownership interest in this entity and the Chairman and CEO of the Company was a member of the entity's Board of Directors. In addition, the Company has extended a $2,400,000 line of credit for working capital purposes to this entity, with a 50% interest sold to a new non-affiliated majority owner. As of September 30, 2004 the Company's interest in this line amounted to $1,200,000 and all payments are current.

This business has performed poorly during the past few years and received an additional $3,000,000 equity investment from the new majority owner. The new majority owner is currently in the process of stabilizing the business and improving its financial performance. However, should this business fail to meet its objectives, the Company's investment could be subject to future impairment.

This investment, along with $531,000 of other investments in non-marketable securities, is included in other assets on the Company's consolidated balance sheets.

Note 5 - Subordinated Convertible Debentures

On August 24, 2004 the Company issued to PROFITLAB, Inc. $3,700,000 of 5.33% subordinated convertible debentures in partial consideration for the acquisition of the assets of PROFITLAB, Inc. Interest is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert up to 20% of the principal amount into fully paid and non-assessable shares of the Common Stock of the Company at a rate per share of $48.20 from and after the third anniversary of the issuance date. From and after the fourth anniversary date an additional 30% can be converted under the same terms. From and after the fifth anniversary date, 100% can be converted under the same terms. The securities mature ten years after the date of issuance. The debentures may be called by the Company without penalty after August 24, 2010.

Note 6 - Earning Per Share

In March 2004, the Company issued a 10% stock dividend. Previously reported share and per share amounts have been restated to reflect this dividend. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended September 30, 2004 and 2003 are as follows:

                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30                        September 30
                                                               ----------------------------        ----------------------------
(Dollars In Thousands)                                            2004              2003              2004              2003
===============================================================================================================================
Calculation of basic earnings per share:
   Net income                                                  $    1,973        $    2,022        $    5,520        $    5,779
   Weighted-average number of common shares outstanding         3,677,475         3,660,788         3,673,441         3,682,598
-------------------------------------------------------------------------------------------------------------------------------
     Basic earnings per share                                  $      .53        $      .56        $     1.50        $     1.58
===============================================================================================================================
Calculation of diluted earnings per share:
   Net income                                                  $    1,973        $    2,022        $    5,520        $    5,779
   Net income effect of 5.33% convertible debentures                   10                --                10                --
-------------------------------------------------------------------------------------------------------------------------------
   Net income assuming dilution                                $    1,983        $    2,022        $    5,530        $    5,779
-------------------------------------------------------------------------------------------------------------------------------
   Weighted-average number of common shares outstanding         3,677,475         3,660,788         3,673,441         3,682,598
     Effect of dilutive stock options and awards                   49,737            38,541            45,374            36,357
     Effect of 5.33% convertible debentures                        31,706                --            10,646                --
-------------------------------------------------------------------------------------------------------------------------------
   Weighted-average number of common shares
     assuming dilution                                          3,758,918         3,699,329         3,729,461         3,718,955
-------------------------------------------------------------------------------------------------------------------------------
     Diluted earning per share                                 $      .53        $      .55        $     1.48        $     1.56
===============================================================================================================================

Note 7 - Stock Repurchases

The Company maintains a treasury stock buyback program and as of September 30, 2004 was authorized by the Board of Directors to repurchase up to 100,000 shares of its common stock. The Company did not repurchase any stock during the nine months ended September 30, 2004 and repurchased 59,237 shares for $1,764,000 during the nine months ended September 30, 2003. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 8 - Comprehensive Income

For the three and nine month periods ended September 30, 2004 and 2003, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and nine month periods ended September 30, 2004 and 2003 is summarized as follows:

                                                                         Three Months Ended              Nine Months Ended
                                                                             September 30                   September 30
                                                                       ----------------------         -----------------------
(In Thousands)                                                           2004           2003            2004            2003
=============================================================================================================================
Net Income                                                             $ 1,973        $ 2,022         $ 5,520         $ 5,779

Other comprehensive income:

     Net unrealized gain (loss) on debt and equity
       securities available-for-sale, net of tax                         1,644           (280)            617             391

     Less: reclassification adjustment for realized gains on
       sales of debt and equity securities, available-for-sale,
       included in net income, net of tax                                   --            (61)           (291)           (960)
-----------------------------------------------------------------------------------------------------------------------------
       Total other comprehensive income (loss)                           1,644           (341)            326            (569)
-----------------------------------------------------------------------------------------------------------------------------
         Total comprehensive income                                    $ 3,617        $ 1,681         $ 5,846         $ 5,210
-----------------------------------------------------------------------------------------------------------------------------

Note 9 - Industry Segment Information

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

Summarized information about the Company's operations in each industry segment for the three and nine month periods ended September 30, 2004 and 2003, is as follows:

                                      Transportation    Utility                    Government    Corporate,
                                        Information   Information     Banking       Software    Eliminations
(In Thousands)                            Services      Services      Services      Services      and Other        Total
==========================================================================================================================
Quarter Ended September 30, 2004
   Total Revenues:
     Revenue from customers               $  8,177      $  3,403      $  3,369      $  1,433       $    121       $ 16,503
     Intersegment revenue                       12             3           338            --           (353)            --
   Net income (loss)                           884           572           982          (371)           (94)         1,973
   Total assets                            320,513        80,535       326,151         5,466          5,031        737,696
   Goodwill                                    223            --            --         2,927          4,097          7,247
   Other intangible assets, net                 --            --            --         1,303          1,191          2,494
Quarter Ended September 30, 2003
   Total Revenues:
     Revenue from customers               $  8,072      $  3,282      $  3,239      $  2,221       $     --       $ 16,814
     Intersegment revenue                        7             4           369            --           (380)            --
   Net income                                  518           499           903           102             --          2,022
   Total assets                            267,618        68,845       302,461         7,134         (3,338)       642,720
   Goodwill                                    223            --            --         2,927             --          3,150
   Other intangible assets, net                 --            --            --         1,613            379          1,992
--------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2004
   Total Revenues:
     Revenue from customers               $ 24,452      $ 10,378      $  9,632      $  3,746       $    121       $ 48,329
     Intersegment revenue                       34             9         1,048            --         (1,091)            --
   Net income (loss)                         2,352         2,007         2,703        (1,448)           (94)         5,520
Nine Months Ended September 30, 2003
   Total Revenues:
     Revenue from customers               $ 24,632      $  9,225      $ 10,167      $  5,871       $     --       $ 49,895
     Intersegment revenue                      111            30           989            --         (1,130)            --
   Net income                                1,507         1,200         2,944           128             --          5,779
--------------------------------------------------------------------------------------------------------------------------

Note 10 - Loans by Type

(In Thousands)                            September 30, 2004   December 31, 2003
================================================================================
Commercial and industrial                       $117,631            $103,638
Real estate:
   Mortgage                                      179,706             184,221
   Mortgage - churches & related                 164,195             145,929
   Construction                                   19,019               2,920
   Construction - churches & related               6,213              16,378
Industrial revenue bonds                           5,237               5,373
Installment                                        1,242               1,911
Other                                              2,784               8,662
--------------------------------------------------------------------------------
Total loans                                     $496,027            $469,032
================================================================================

Note 11 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2004, no amounts have been accrued for any estimated losses for these instruments.

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

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit and lease commitments at September 30, 2004 are as follows:

                                      Amount of Commitment Expiration per Period
                                      ------------------------------------------
                                                      Less than         1-3
      (In Thousands)                     Total         1 year          Years
      ==========================================================================
      Unused loan commitments           $19,075        $18,638        $   437
      Standby letters of credit           3,701          3,248            453
      Commercial letters of credit          537            537             --
      Operating lease commitments           474            381             93
      Capital lease commitments              33             21             12

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 12 - Stock-Based Compensation

The Company maintains two stock-based compensation plans, a stock bonus plan and a stock option plan. Upon issuance of shares in the stock bonus plan a contra shareholders' equity amount is recorded for the fair value of the shares at the time of issuance and this amount is amortized to expense over the three-year vesting period. The stock option plan is accounted for under APB 25, "Accounting for Stock Issued to Employees", and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148. An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The required disclosure provisions of SFAS 123, as amended by SFAS 148, are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 1,500 options granted in the Third Quarter of 2004 and no grants in the Third Quarter of 2003. For the First Nine Months of 2004 and 2003 there were 10,130 and 15,543 options granted, respectively. The following table represents the effect on basic and diluted earnings per share and weighted average assumptions used for the periods ended September 30, 2004 and 2003:

                                                             Three Months Ended                Nine Months Ended
                                                                 September 30                     September 30
                                                         --------------------------       --------------------------
(In Thousands, except per share data)                       2004             2003            2004             2003
====================================================================================================================
Net income:
     As reported                                         $   1,973        $   2,022       $   5,520        $   5,779
     Add: Stock based compensation expense
       included in reported net income, net of tax              18               11              47               27
     Less: Stock based compensation expense
       determined under the fair value based method
       for all awards, net of tax                              (30)             (28)            (81)             (77)
--------------------------------------------------------------------------------------------------------------------
Pro forma net income                                     $   1,961        $   2,005       $   5,486        $   5,729
--------------------------------------------------------------------------------------------------------------------
     Net income per common share:
     Basic, as reported                                  $     .53        $     .56       $    1.50        $    1.58
     Basic, proforma                                           .53              .55            1.49             1.55

     Diluted, as reported                                      .53              .55            1.48             1.56
     Diluted, proforma                                         .52              .54            1.47             1.54
--------------------------------------------------------------------------------------------------------------------
Weighted average assumptions:
     Risk-free interest rate                                  3.88%              --            3.61%            3.23%
     Expected life                                           7 yrs.              --           7 yrs.           7 yrs.
     Expected volatility                                        15%              --              15%              15%
     Dividend yield                                           2.21%              --            2.42%            3.32%
--------------------------------------------------------------------------------------------------------------------

Note 13 - Defined Pension Plans

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

The following table represents the components of the net periodic pension costs for 2003 and an estimate for 2004:

                                                         Estimated       Actual
      (In Thousands, except per share data)                 2004          2003
      ==========================================================================
      Service cost - benefits earned during the year      $ 1,186       $   979
      Interest cost on projected benefit obligation         1,238         1,105
      Expected return on plan assets                       (1,234)       (1,055)
      Net amortization                                         60            13
      --------------------------------------------------------------------------
      Net periodic pension cost                           $ 1,250       $ 1,042
      --------------------------------------------------------------------------

Pension costs recorded to expense were $312,000 and $349,000 for the Third Quarter of 2004 and 2003, respectively. Pension costs recorded to expense were $937,000 and $823,000 for the First Nine Months of 2004 and 2003, respectively. The Company has not made any contribution to the plan during the nine month period ended September 30, 2004, but is expecting to contribute approximately $1,083,000 during the fourth quarter of 2004.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan.

The following table represents the components of the net periodic pension costs of the unfunded plan for 2003 and an estimate for 2004:

                                                            Estimated     Actual
      (In Thousands, except per share data)                    2004        2003
      ==========================================================================
      Service cost - benefits earned during the year          $ (57)      $ (24)
      Interest cost on projected benefit obligation             116         107
      Net amortization                                           50          62
      --------------------------------------------------------------------------
      Net periodic pension cost                               $ 109       $ 145
      --------------------------------------------------------------------------

Pension costs recorded to expense were $9,000 and $32,000 for the Third Quarter of 2004 and 2003, respectively and were $82,000 and $125,000 for the First Nine Months of 2004 and 2003, respectively.

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

The specific payment and information processing services provided to each customer are developed individually to meet each customer's specific requirements. These requirements can vary greatly from customer to customer. In addition, the degree of automation such as electronic data interchange (EDI), imaging, and web-enhanced solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors have a significant influence on revenue and profitability however, such as changes in the general level of interest rates which has a significant affect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest expense on its deposits. The Bank also assesses fees for its depository and cash management services. GEMS earns its revenue from the license of its enterprise software solutions and fees for its installation and maintenance.

Industry-wide factors that impact the Company include the acceptance by large corporations of the outsourcing of key business functions such as freight and utility payment. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs and the deregulation of energy costs. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. The general level of interest rates has a significant affect on the revenue of the Company. Finally, the general fiscal condition of the counties and municipalities that can benefit from GEMS' enterprise software can impact licenses sold and related revenue.

Currently, management views Cass' major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining Cass' lead in applied technology, which, when combined with the security and processing controls of the Company's Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue during 2004 and beyond. In addition, management is exploring possible strategic alliances and potential acquisitions to accelerate this growth. On August 24, 2004 the Company purchased substantially all the operating assets of PROFITLAB, Inc. (PROFITLAB). PROFITLAB is a provider of telecom auditing and application services. This acquisition should further strengthen and expand Cass' payment and data analysis services and tools for Fortune 1000 customers. The initial impact on the Company's earnings will be negative. Based on recent performance, the annualized after tax loss of PROFITLAB is anticipated to be in the area of $500,000 to $650,000 or $.13 to $.17 diluted earnings per share. While benefits are expected to occur from integrating certain operational areas, it may take some time before such benefits are achieved.

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

Critical Accounting Policies

The Company has prepared the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, they have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three month period ended September 30, 2004 (the "Third Quarter of 2004") compared to the three month period ended September 30, 2003 (the "Third Quarter of 2003") and the nine month period ended September 30, 2004 (the "First Nine Months of 2004") compared to the nine month period ended September 30, 2003 (the "First Nine Months of 2003"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2003 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2004 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                            Three Months Ended                            Nine Months Ended
                                               September 30                                  September 30
                                ----------------------------------------      ----------------------------------------
                                                                    %                                             %
                                   2004            2003           Change         2004            2003           Change
========================================================================      ========================================
Net income (In thousands)       $   1,973       $   2,022         (2.4%)      $   5,520       $   5,779         (4.5%)
Diluted earnings per share      $     .53       $     .55         (3.6%)      $    1.48       $    1.56         (5.1%)
Return on average assets             1.06%           1.25%          --             1.06%           1.26%          --
Return on average equity            11.94%          13.11%          --            11.36%          12.67%          --

The decrease in net income in the Third Quarter of 2004 over the Third Quarter of 2003 was due to a decline in software revenue, which was partially offset by an increase in payment and processing revenue. The decrease in net income in the First Nine Months of 2004 from 2003 was due to a decrease in software revenue and lower gains recognized on the sale of investment securities, partially offset by increased revenue from payment and processing fees and a decrease in operating expenses.

Fee Revenue and Other Income

Fee revenue is principally derived from freight and utility payment and processing fees. Processing volumes related to these fees for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

                                                     Three Months Ended                         Nine Months Ended
                                                        September 30                               September 30
                                          -------------------------------------      -------------------------------------
                                                                           %                                          %
(In Thousands)                               2004            2003        Change         2004            2003        Change
===============================================================================      =====================================
Transportation Information Services:
   Invoice Bill Volume                         6,104           5,882       3.8%          17,454          17,358       0.6%
   Invoice Dollar Volume                  $2,535,799      $2,208,878      14.8%      $7,173,613      $6,417,046      11.2%
   Payment and Processing Fees            $    4,970      $    4,886       1.7%      $   14,965      $   14,525       3.0%

Utility Information Services:
   Invoice Transaction Volume                  1,304           1,218       7.1%           3,874           3,367      15.1%
   Invoice Dollar Volume                  $  985,369      $  878,998      12.1%      $2,815,462      $2,493,073      12.9%
   Payment and Processing Fees            $    2,545      $    2,422       5.1%      $    7,769      $    6,622      17.3%

Third Quarter of 2004 compared to Third Quarter of 2003:

Transaction volume from the Transportation Information Services division for the Third Quarter of 2004 increased mainly due to increased activity from existing clients. Total dollar volume processed from this division also increased during this period due to increased activity from existing clients and larger average freight charges. Fees for the period grew due to the increased volume and additional services provided. The increase in volume and fees from the Utility Information Services division increased primarily due to new customers as the growth of this segment continues. The acquisition of PROFITLAB contributed $139,000 of payment and processing fees for the Third Quarter of 2004. Software revenue was down $788,000 or 35% from the Third Quarter of 2003 primarily due to reduced license fee revenue generated from new customers. Although revenue generated by GEMS increased in each of the past three years, sales were off significantly this year to date. Demand for software in the governmental sector appears to have softened from last year. At this time management feels that this is a temporary condition. Bank service fees decreased $72,000 or 16% due to a decrease in deposit account service charges and miscellaneous services provided to other banks. Net gains of $92,000 were recognized on the sales of securities during the Third Quarter of 2003 with no gains recognized in the Third Quarter of 2004. Other income decreased $88,000 or 41% primarily due to a decrease in the amount earned from company owned life insurance.

First Nine Months of 2004 compared to First Nine Months of 2003:

Transportation transaction volume and fee revenue for the First Nine Months of 2004 increased slightly from 2003 due to an increase of activity from existing clients. Dollar volume increased by a significantly larger percentage than transaction volume, due primarily to larger average freight charges. Utility volume and fees increased due to new customers as this segment continues to grow. The acquisition of PROFITLAB contributed $139,000 of payment and processing revenue in the First Nine Months of 2004. Software revenue from GEMS was down $2,125,000 or 36% during the First Nine Months of 2004 due to the same factors discussed above for the third quarter. Bank service fees decreased $119,000 or 9% due to the same factors discussed above for the quarter. Gains on the sales of securities for the First Nine Months of 2004 were $441,000 compared to gains of $1,454,000 for the First Nine Months of 2003. Other income decreased $41,000 or 9% due to a decrease in income recognized on company owned life insurance, which was offset by death proceeds received on this insurance in the First Nine Months of 2003.

Net Interest Income

The following table summarizes the changes in net interest income and related factors for the three and nine month periods ended September 30, 2004 compared with September 30, 2003:

                                                 Three Months Ended                     Nine Months Ended
                                                    September 30                           September 30
                                         ---------------------------------      ---------------------------------
                                                                      %                                      %
(Dollars In Thousands)                     2004          2003       Change        2004          2003       Change
==========================================================================      =================================
Average earning assets                   $665,105      $576,037      15.5%      $630,719      $548,540      15.0%
Net interest income                         7,390         6,694      10.4%        20,965        20,333       3.1%
Net interest margin                          4.42%         4.61%       --           4.44%         4.96%       --
Yield on earning assets                      4.92%         4.92%       --           4.89%         5.29%       --
Rate on interest bearing liabilities         1.66%         1.14%       --           1.54%         1.24%       --

Third Quarter of 2004 compared to Third Quarter of 2003:

The increase in net interest income was caused by the significant increase in earning assets that exceeded the decline in net interest margin. The decrease in net interest margin was due to an increase in rates paid on interest bearing liabilities, which increased from 1.14% in the Third Quarter of 2003 to 1.66% in 2004. This increase had an even larger impact on net interest income due to the fact that average interest-bearing liabilities increased $40,348,000 from the Third Quarter of 2003 to the Third Quarter of 2004. The yield on earning assets did not change from last year, but the interest from these assets increased $1,075,000 due to an increase in average earning assets of $89,068,000 or 16%. This increase was funded by both an increase in accounts and drafts payable due to the increase in dollar volume processed and an increase in bank deposits due to the expansion of the Banks' customer base.

Total average loans increased $35,151,000 or 8% to $483,563,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable and growth in bank deposits. Total average investment in debt and equity securities increased $42,904,000 or 93% to $89,002,000 as the Company invested part of the increase in deposits and payables. Total average federal funds sold and other short-term investments increased $11,013,000 or 14% to $92,540,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables on the pages that follow.

First Nine Months of 2004 compared to First Nine Months of 2003:

The increase in net interest income was caused by the significant increase in earning assets that exceeded the decline in net interest margin. This increase in earning assets was funded by both an increase in accounts and drafts payable due to the increased dollars processed and an increase in bank deposits due to the expansion of the Banks' customer base. The decrease in margin was caused by the general decline in market interest rates during the past few years, which affected the yield on earning assets combined with an increase in interest rates paid on deposits as the Bank increased its marketing efforts to generate deposits.

Total average loans increased $32,108,000 or 7% to $471,482,000. This increase was attributable to new business relationships. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity. Total average investment in debt and equity securities increased $20,098,000 or 36% to $75,652,000 as the Company invested part of the increase in deposits and payables. Total average federal funds sold and other short-term investments increased $29,973,000 or 56% to $83,585,000. This increase was also funded by an increase in accounts and drafts payable and growth in bank deposits and provides the Company with additional liquidity.

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

                                                         Third Quarter 2004                          Third Quarter 2003
                                              ---------------------------------------     ---------------------------------------
                                                             Interest                                    Interest
                                               Average        Income/          Yield/      Average        Income/          Yield/
(Dollars in thousands)                         Balance        Expense           Rate       Balance        Expense           Rate
=================================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                                $ 478,307      $   6,781          5.64%     $ 442,753      $   6,332          5.67%
       Tax-exempt (4)                             5,256             94          7.11          5,659            107          7.50
Debt and equity securities (5):
       Taxable                                   27,297            122          1.78         19,598             91          1.84
       Tax-exempt (4)                            61,705            916          5.91         26,500            426          6.38
   Federal funds sold and other
     short-term investments                      92,540            305          1.31         81,527            187           .91
---------------------------------------------------------------------------------------------------------------------------------
Total earning assets                            665,105          8,218          4.92        576,037          7,143          4.92
Nonearning assets:
   Cash and due from banks                       24,931                                      20,133
   Premises and equipment, net                   12,650                                      14,639
   Bank owned life insurance                     10,900                                      10,489
   Payments in excess of funding                  7,249                                       5,070
   Goodwill and other intangibles, net            6,918                                       5,194
   Other assets                                  15,424                                      14,117
   Allowance for loan losses                     (5,919)                                     (5,397)
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                               $ 737,258                                   $ 640,282
---------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                                 $  84,757            254          1.19%     $  51,348      $      74           .57%
Savings deposits                                 29,793             80          1.07         36,985             61           .65
   Time deposits of
     $100 or more                                48,405            295          2.42         45,835            191          1.65
   Other time deposits                           33,572            181          2.14         22,011            123          2.22
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                 196,527            810          1.64        156,179            449          1.14
   Short-term borrowings                             55             --            --             --             --            --
   Subordinated Debentures                        1,528             18          4.69             --             --            --
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                  198,110            828          1.66        156,179            449          1.14
Noninterest-bearing liabilities:
   Demand deposits                              104,297                                     103,459
   Accounts and drafts payable                  360,324                                     310,904
   Other liabilities                              8,785                                       8,545
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                               671,516                                     579,087
Shareholders' equity                             65,742                                      61,195
Total liabilities and
   shareholders' equity                       $ 737,258                                   $ 640,282
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          $   7,390                                   $   6,694
Interest spread                                                                 3.26%                                       3.78%
Net interest margin                                                             4.42%                                       4.61%
=================================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2003 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $39,000 and $26,000 for the Third Quarter of 2004 and 2003, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $344,000 and $180,000 for the Third Quarter of 2004 and 2003, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                     First Nine Months of 2004                   First Nine Months of 2003
                                             ---------------------------------------     --------------------------------------
                                                            Interest                                    Interest
                                              Average        Income/          Yield/      Average        Income/         Yield/
(Dollars in thousands)                        Balance        Expense           Rate       Balance        Expense          Rate
===============================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                               $ 466,181      $  19,534          5.60%     $ 433,670      $  18,925          5.83%
       Tax-exempt (4)                            5,301            296          7.46          5,704            323          7.57
   Debt and equity securities (5):
       Taxable                                  25,906            335          1.73         22,971            412          2.40
       Tax-exempt (4)                           49,746          2,267          6.09         32,583          1,613          6.62
   Federal funds sold and other
     short-term investments                     83,585            666          1.06         53,612            413          1.03
-------------------------------------------------------------------------------------------------------------------------------
Total earning assets                           630,719         23,098          4.89        548,540         21,686          5.29
Nonearning assets:
   Cash and due from banks                      21,635                                      19,840
   Premises and equipment, net                  13,076                                      15,232
   Bank owned life insurance                    10,827                                      10,347
   Payments in excess of funding                 6,594                                       4,586
   Goodwill and other intangibles, net           5,660                                       5,271
   Other assets                                 15,125                                      13,037
   Allowance for loan losses                    (5,749)                                     (5,372)
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $ 697,887                                   $ 611,481
-------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                                $  68,766      $     498           .97%     $  52,367      $     295           .75%
   Savings deposits                             29,895            208           .93         36,244            224           .83
   Time deposits of
     $100 or more                               50,639            866          2.28         43,824            607          1.85
   Other time deposits                          35,152            543          2.06         12,022            213          2.37
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                184,452          2,115          1.53        144,457          1,339          1.24
   Short-term borrowings                            89             --            --          1,215             14          1.54
   Subordinated debentures                         513             18          4.69             --             --            --
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                 185,054          2,133          1.54        145,672          1,353          1.24
Noninterest-bearing liabilities:
   Demand deposits                             103,219                                      97,951
   Accounts and drafts payable                 336,189                                     299,217
   Other liabilities                             8,517                                       7,670
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                              632,979                                     550,510
Shareholders' equity                            64,908                                      60,971
Total liabilities and
   shareholders' equity                      $ 697,887                                   $ 611,481
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                         $  20,965                                   $  20,333
Interest spread                                                                3.35%                                       4.05%
Net interest margin                                                            4.44%                                       4.96%
===============================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2003 Consolidated Financial Statements.
3. Interest income on loans includes net loan fees of $129,000 and $61,000 for the First Nine Months of 2004 and 2003, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $871,000 and $655,000 for the First Nine Months of 2004 and 2003, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                         Third Quarter
                                                         2004 Over 2003
                                              ---------------------------------
(In Thousands)                                Volume          Rate       Total
===============================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                  $   488          (39)     $   449
     Tax-exempt (3)                                (8)          (5)         (13)
   Debt and equity securities:
     Taxable                                       34           (3)          31
     Tax-exempt (3)                               524          (34)         490
   Federal funds sold and other
     short-term investments                        28           90          118
-------------------------------------------------------------------------------
Total interest income                           1,066            9        1,075
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                67          113          180
   Savings deposits                               (14)          33           19
   Time deposits of $100 or more                   11           93          104
   Other time deposits                             62           (4)          58
   Short-term borrowings                           --           --           --
   Subordinated debentures                          9            9           18
-------------------------------------------------------------------------------
Total interest expense                            135          244          379
-------------------------------------------------------------------------------
Net interest income                           $   931      $  (235)     $   696
===============================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

                                                      First Nine Months
                                                        2004 Over 2003
                                              ---------------------------------
(In Thousands)                                Volume         Rate         Total
===============================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                  $ 1,397      $  (788)     $   609
     Tax-exempt (3)                               (22)          (5)         (27)
   Debt and equity securities:
     Taxable                                       48         (125)         (77)
     Tax-exempt (3)                               793         (139)         654
   Federal funds sold and other
     short-term investments                       239           14          253
-------------------------------------------------------------------------------
Total interest income                           2,455       (1,043)       1,412
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits               106           97          203
   Savings deposits                               (42)          26          (16)
   Time deposits of $100 or more                  104          155          259
   Other time deposits                            361          (31)         330
   Short-term borrowings                           (7)          (7)         (14)
   Subordinated debentures                          9            9           18
-------------------------------------------------------------------------------
Total interest expense                            531          249          780
-------------------------------------------------------------------------------
Net interest income                           $ 1,924      $(1,292)     $   632
===============================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Allowance and Provision for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $150,000 provision made for loan losses during the Third Quarter of 2004 and no provision made in the Third Quarter of 2003. There was a $500,000 provision made for the First Nine Months of 2004 compared with a $90,000 provision for the First Nine Months of 2003. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. As a result, the Company has increased its provision in 2004 reflecting the evaluation of credit risk. Net loans recovered for both the Third Quarter of 2004 and 2003 were $6,000. Net loans recovered for the First Nine Months of 2004 were $15,000 compared to $16,000 for the First Nine Months of 2003.

The allowance for loan losses at September 30, 2004 was $6,021,000 and at December 31, 2003 was $5,506,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2004 was 1.21% compared to 1.17% at December 31, 2003. Nonperforming loans were $1,289,000 or .26% of total loans at September 30, 2004 compared to $4,393,000 or .94% of total loans at December 31, 2003. The decrease from December 31, 2003 is primarily due to the decrease in renegotiated loans. At December 31, 2003 renegotiated loans totaled $2,721,000 compared with $169,000 at September 30, 2004. Renegotiated loans consisted of two loans at December 31, 2003; one for $481,000 that was renegotiated in First Quarter of 2003 and is now current under the new terms of the agreement and a second loan for $2,240,000 that was renegotiated in the Second Quarter of 2003 and is now also current under the new terms of the agreement. At December 31, 2003 there was also a nonaccrual loan for $376,000 that was foreclosed on during the First Quarter of 2004 and is now being carried in other assets as other real estate owned.

At September 30, 2004, impaired loans totaled $3,621,000, which included $1,120,000 of nonaccrual loans, $169,000 of renegotiated loans and one loan with a balance of $2,180,000, that although performing is still considered impaired by management due to the financial condition of the borrower, compared with impaired loans at December 31, 2003 of $4,393,000, which included $1,525,000 of nonaccrual loans and $2,721,000 of renegotiated loans. The allowance for loan losses on impaired loans was $1,014,000 at September 30, 2004 and there were no impaired loans without an allowance for loan losses. The decrease in impaired loans from December 31, 2003 relates primarily to the decrease in nonperforming loans as explained in the previous paragraph.

Total impaired loans decreased $4,729,000 from September 30, 2003 to September 30, 2004. Of this decrease $1,380,000 relates to other impaired loans primarily due to two loans totaling $5,457,000 at September 30, 2003, the largest of which was renegotiated in 2002 and is now currently performing. This decrease was partially offset by a loan with a balance of $2,180,000 at September 30, 2004 mentioned in the previous paragraph. The balance of nonaccrual loans at September 30, 2004 consists of five loans, one with a balance of $692,000 that is collateralized by real estate and has a SBA guarantee, a second loan with a balance of $259,000 that relates to a business that is no longer operating although payments are being made as the inventory of the business is being sold and three smaller loans totaling $169,000.

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

Summary of Asset Quality

The following table presents information as of and for the three and nine month periods ended September 30, 2004 and 2003 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30                    September 30
                                                             -------------------------       -------------------------
(Dollars in Thousands)                                          2004            2003            2004            2003
======================================================================================================================
Allowance at beginning of period                             $   5,865       $   5,393       $   5,506       $   5,293
Provision charged to expense                                       150              --             500              90
     Loans charged off                                              --              --               1               2
     Recoveries on loans previously charged off                      6               6              16              18
----------------------------------------------------------------------------------------------------------------------
Net loans recovered                                                 (6)             (6)            (15)            (16)

Allowance at end of period                                   $   6,021       $   5,399       $   6,021       $   5,399
----------------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                 $ 483,563       $ 448,412       $ 471,482       $ 439,374
     September 30                                              496,027         450,977         496,027         450,977
Ratio of allowance for loan losses to loans outstanding:
     Average                                                      1.25%           1.20%           1.28%           1.23%
     September 30                                                 1.21            1.20            1.21            1.20
Nonperforming loans:
     Nonaccrual loans                                        $   1,120       $   1,462       $   1,120       $   1,462
     Loans past due 90 days or more                                 --              --              --              --
     Renegotiated loans                                            169             481             169             481
----------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                               $   1,289       $   1,943       $   1,289       $   1,943
     Other impaired loans                                    $   2,332       $   6,407       $   2,332       $   6,407
     Foreclosed assets                                       $   1,234       $   1,154       $   1,234       $   1,154
----------------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                 .27%            .43%            .27%            .44%
======================================================================================================================

The Bank currently has two properties which it is carrying as other real estate owned at what management believes to be fair value less cost to sell. The first property was foreclosed on August 8, 2001 and is recorded at $859,000 and the second property was foreclosed on March 2, 2004 and is recorded at $375,000.

Operating Expense

Total operating expense for the Third Quarter of 2004 decreased $61,000 or less than 1% to $13,796,000 compared to the Third Quarter of 2003. Total operating expense for the First Nine Months of 2004 decreased $957,000 or 2% to $40,591,000 from the First Nine Months of 2003.

Salaries and benefits expense increased $305,000 or 3% to $9,579,000 in the Third Quarter of 2004 compared with the Third Quarter of 2003 and increased $11,000 or less than 1% to $28,037,000 for the First Nine Months of 2004 compared with the First Nine Months of 2003. Salaries and benefits expense related to PROFITLAB was $186,000 for the quarter and nine months. The remaining increase for the Third Quarter of 2004 was due to an increase in overtime pay and expenses related to employee relocations. The increase in the First Nine Months of 2004 is primarily related to employee relocation expenses, annual salary increases and an increase in benefits expense related to pension costs which was largely offset by a reduction in the number of employees attributable to a series of technology initiatives put into place by the Information Services divisions.

Occupancy expense for the Third Quarter of 2004 increased $13,000 or 3% to $460,000 from the Third Quarter of 2003 and increased $14,000 in the First Nine Months of 2004 compared with the First Nine Months of 2003. Occupancy expenses related to PROFITLAB were $6,000 for the quarter and nine months.

Equipment expense for the Third Quarter of 2004 decreased $191,000 or 18% compared to the Third Quarter of 2003 and decreased $462,000 or 14% for the First Nine Months of 2004 compared with the First Nine Months of 2003. Equipment expense related to PROFITLAB was $5,000 for the quarter and nine months. The decreases relate primarily to a decrease in software amortization, hardware depreciation and computer equipment maintenance expense from the consolidation of equipment within the Information Services divisions.

Amortization of intangible assets for the Third Quarter of 2004 and First Nine Months of 2004 increased $13,000 compared to the same periods of 2003. This increase relates to the software acquired from the acquisition of PROFITLAB.

Other operating expense for the Third Quarter of 2004 decreased $201,000 or 7% compared to the Third Quarter of 2003 and decreased $533,000 or 6% for the First Nine Months of 2004 compared with the First Nine Months of 2003. Other operating expense related to PROFITLAB were $41,000 for the quarter and nine months. The decreases for the quarter and nine months were primarily from decreases in postage and supply expense in the Transportation Information Services division related to technology initiatives put into place over the past two years and a decrease in promotional expenses.

Income tax expense for the Third Quarter of 2004 decreased $201,000 or 21% compared to the Third Quarter of 2003 and decreased $350,000 or 14% for the First Nine Months of 2004 compared with the First Nine Months of 2003. The effective tax rate for the Third Quarter of 2004 was 27% compared with 32% in the Third Quarter of 2003 and was 29% for the First Nine Months of 2004 compared with 31% in 2003. The decrease in the effective tax rate was due to higher balances of tax-exempt investments in 2004.

Financial Condition

Total assets at September 30, 2004 increased $91,780,000 or 14% from December 31, 2003. The majority of this increase relates to the Company's earning assets that experienced an increase of $24,185,000 or 54% in federal funds sold and other short-term investments, $23,880,000 or 35% increase in investments in debt and equity securities and $26,480,000 or 6% increase in loans, net of the allowance for loan losses.

Total liabilities were $668,938,000, an increase of $87,814,000 or 15% from December 31, 2003. Total deposits at September 30, 2004 were $292,165,000, an increase of $19,737,000 or 7%. Accounts and drafts payable were $364,396,000, an increase of $64,407,000 or 21%. Total shareholders' equity at September 30, 2004 was $68,758,000 a $3,966,000 or 6% increase from December 31, 2003.

The increase in loans relates to new business. The increase in debt and equity securities relates to the purchases of $51,607,000 in securities, primarily of tax-exempt municipal securities. These purchases were partially offset by the sale of securities earlier in the year and the normal maturity of securities throughout the year. Federal funds sold and other short-term investments increased due to the increase in deposits and accounts and drafts payable from December 31, 2003 to September 30, 2004. The increase in deposits reflects the Bank's ongoing marketing efforts to attract deposits and increase in accounts and drafts payable was due to the increase in the dollar volume of invoices processed.

Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" section of this report).

The increase in total shareholders' equity resulted from net income of $5,520,000; an increase in other comprehensive income of $326,000; cash received on the exercise of stock options of $190,000; a $114,000 tax benefit on stock awards and the amortization of the stock bonus plan of $71,000; offset by dividends paid of $2,250,000 ($.61 per share) and other items totaling $5,000.

Liquidity and Capital Resources

The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and were $96,130,000 at September 30, 2004, an increase of $33,763,000 or 54% from December 31, 2003. At September 30, 2004 these assets represented 13% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $93,027,000 at September 30, 2004, an increase of $23,880,000 from December 31, 2003. These assets represented 13% of total assets at September 30, 2004. Of this total, 69% were state and political subdivision securities, 24% were U.S. Treasury securities, 6% were U.S. government agencies and 1% were other securities. Of the total portfolio, 21% mature in one year, 16% matures in one to five years, and 63% matures in five or more years. During the year the Company sold securities with a market value of $12,052,000 and these funds were reinvested in U.S. Treasury and tax-exempt municipal securities.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $78,352,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $6,834,000 for the First Nine Months of 2004 compared with $9,359,000 for the First Nine Months of 2003. This decrease is attributable to an additional $1,831,000 paid in corporate income taxes, a $266,000 decrease in deferred income versus a $1,565,000 increase in the First Nine Months of 2003 and other normal fluctuations in other asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2004.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 2004 and December 31, 2003:

September 30, 2004                                        Amount          Ratio
===============================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $67,684,000       11.72%
         Cass Commercial Bank                            33,412,000       11.20
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $57,963,000       10.04%
         Cass Commercial Bank                            29,678,000        9.95
Tier I capital (to average assets)
         Cass Information Systems, Inc.                 $57,963,000        7.96%
         Cass Commercial Bank                            29,678,000        9.52
===============================================================================

December 31, 2003                                         Amount          Ratio
===============================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $64,480,000       11.93%
         Cass Commercial Bank                            31,741,000       11.18
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $58,974,000       10.91%
         Cass Commercial Bank                            28,190,000        9.93
Tier I capital (to average assets)
         Cass Information Systems, Inc.                 $58,974,000        8.59%
         Cass Commercial Bank                            28,190,000        9.34
===============================================================================

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

In December 2003, the FASB issued SFAS 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which increases the disclosure requirements of the original statement by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information and also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The disclosure requirements of SFAS 132 (Revised 2003) are included in
Note 13 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2004 has changed materially from that at December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the SEC is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive and Principal Financial Officers have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of September 30, 2004 and based on their evaluation believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the third quarter of 2004 in the Company's internal controls identified by the Chief Executive and Principal Financial Officers in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to its businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company maintains a treasury stock buyback program and as of September 30, 2004 was authorized by the Board of Directors to repurchase up to 100,000 shares of its common stock. The Company did not repurchase any stock during the nine months ended September 30, 2004 and repurchased 59,237 shares for $1,764,000 during the first nine months ended September 30, 2003. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

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

                                 CASS INFORMATION SYSTEMS, INC.


DATE: November 12, 2004          By           /s/ Lawrence A. Collett
                                    --------------------------------------------
                                                Lawrence A. Collett
                                       Chairman and Chief Executive Officer


DATE: November 12, 2004          By           /s/ Eric H. Brunngraber
                                    --------------------------------------------
                                                Eric H. Brunngraber
                                             Vice President-Secretary
                                    (Principal Financial and Accounting Officer)