Form 10-K
period 2004-12-31
CASS INFORMATION SYSTEMS INC
filed 2005-03-15
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  (Mark One)

      |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      For the year ended December 31, 2004

      |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal period from_________to_________

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

                                 Yes |X| No |_|

      As of March 7, 2004, 3,675,757 shares of Common Stock of the registrant were outstanding; the aggregate market value of the shares of Common Stock of the registrant held by non-affiliates was approximately $111,636,000 based upon the Nasdaq Stock Market closing price of $40.86 for March 7, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2005 are incorporated by reference in
      Part III hereof.

                         CASS INFORMATION SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I.

Item 1.    BUSINESS .........................................................  1

Item 2.    PROPERTIES .......................................................  3

Item 3.    LEGAL PROCEEDINGS ................................................  4

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  4

PART II.

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS ..........................................................  4

Item 6.    SELECTED FINANCIAL DATA ..........................................  5

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ........................................  5

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ........ 22

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................... 24

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE ......................................... 50

Item 9A.   CONTROLS AND PROCEDURES .......................................... 50

Item 9B.   OTHER INFORMATION ................................................ 52

PART III.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............... 52

Item 11.   EXECUTIVE COMPENSATION ........................................... 52

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ... 52

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 52

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................... 52

PART IV.

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ....................... 53

           SIGNATURES ....................................................... 54

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

                                     PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. ("Cass" or "the Company") is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides freight invoice rating, payment, audit, cost accounting and transportation information to many of the nation's largest companies. It is also a leading processor and payer of utility invoices in the United States, including electricity, gas, water, and refuse collection. The Company also processes, audits and pays telecommunication invoices and expanded its capabilities in this market with the purchase of PROFITLAB, Inc. in August, 2004. In addition, the Company, through its wholly-owned bank subsidiary, Cass Commercial Bank ("the Bank"), provides commercial banking services. Its primary focus is to support the Company's payment operations and provide banking services to its target markets, which include privately-owned businesses and churches and church-related ministries. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts and other cash management services. The Company, through its subsidiary, Government e-Management Solutions, Inc. ("GEMS"), also develops, licenses and installs integrated financial, property and human resource management systems to the public sector, primarily cities and counties. The principal offices of the Company are at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044. Other operating locations are in Columbus, Ohio, Boston, Massachusetts and Greenville, South Carolina. The Bank's headquarters are also located at the Bridgeton location and operates five other branches, four in the St. Louis metropolitan area and one in southern California. GEMS' offices are located in Ladue, Missouri.

Company Strategy and Core Competencies

Cass is an information services company with a primary focus on processing payables and payables-related transactions for large corporations located in the United States. Cass possesses four core competencies that encompass most of its processing services.

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

Data management - Once data is assembled, Cass is able to utilize the power from derived information to produce significant savings and benefits for its clients. This information is integrated into customers' unique financial and accounting systems, eliminating the need for internal accounting processing and to provide internal and external support for these critical systems. Information is also used to produce management and exception reporting for operational control, feedback, planning assistance and performance measurement.

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

These core competencies, enhanced through shared business processes, drive Cass' strategic business units. Building upon these foundations, Cass continues to explore new business opportunities that leverage these competencies and processes.

Marketing, Customers and Competition

The Company is one of the largest firms in the freight bill processing and payment industry in the United States based on the total dollars of freight bills paid and items processed. Competition consists of two primary competitors and numerous small freight bill audit firms located throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company also competes with other companies, located throughout the United States, that pay utility bills and provide management reporting. Available data indicates that the Company is one of the largest providers of utility information processing and payment services. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider ("ESP"). The ESPs market the Company's services adding value with their unique auditing, consulting and technological capabilities. Many of Cass' services are customized with the ESPs, providing a full-featured solution without any development costs to the ESP. There are also many competitors that process, audit and pay telecommunication invoices located throughout the United States.

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. Due to its ownership of a federally insured commercial bank, the Company is a bank holding corporation and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri. It was approved by the Board of Governors of the Federal Reserve System in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. The Company's bank subsidiary encounters competition from numerous banks and financial institutions located throughout the St. Louis metropolitan area and other areas in which the Bank competes. The principal competition however, is represented by large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks.

The governmental software unit, GEMS, was acquired on January 2, 2001 when the Company's bank subsidiary foreclosed on the operating assets of a software company in order to protect its financial interests. The Bank sold these assets to a wholly-owned subsidiary, and invested in and stabilized this business. From the date of foreclosure through December 31, 2002, these assets were accounted for as a foreclosed asset held for sale. On January 1, 2003, the Company reclassified the foreclosed assets relating to its software subsidiary, GEMS, from held for sale to held and used and consolidated its operations into those of the Company. GEMS markets its software applications and services to middle market cities and counties throughout the United States. GEMS competes with several competitors that market similar products to these governmental units. These firms compete on price, functionality and support. No one firm appears to have a dominant position in the marketplace.

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay(R), Transdata(R), TransInq(R), Ratemaker(R), Rate Advice(R), First Rate(R), Best Rate(R) and Rate Exchange(R). The Company and its subsidiaries are not dependent on any one customer for a significant portion of their businesses. The Company and its subsidiaries have a varied client base with no individual client exceeding 10% of total revenue. The Bank does however, target its services to privately-held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri and other selected cities located throughout the United States.

Employees

The Company and its subsidiaries had 638 full-time and 162 part-time employees as of December 31, 2004. Of these employees, the bank subsidiary had 64 full-time and 7 part-time employees and the bank's software subsidiary had 65 full-time and 3 part-time employees.

Supervision and Regulation

The Company and its bank subsidiary are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Missouri Division of Finance, the Federal Reserve Bank (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision and examination by the FRB. The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB. Bank regulatory agencies use Capital Adequacy Guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the agencies may force certain remedial action to be taken. The Capital Adequacy Guidelines are of several types and include risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; guidelines which consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a bank holding company may leverage its equity capital base. For further discussion of the capital adequacy guidelines and ratios, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, Note 3 of this report.

The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law or regulations or for unsafe or unsound practices. Both the FRB and Missouri Division of Finance also have restrictions on the amount of dividends that banks and bank holding companies may pay.

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

Financial Information about Segments

The revenues from external customers, net income (loss) and total assets by segment, for the three years ended December 31, 2004 are set forth in Item 8,
Note 19 of this report.

Statistical Disclosure by Bank Holding Companies

For the statistical disclosure by bank holding companies refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2. PROPERTIES

The Company's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri. This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space. The Company also owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. The Company operates a production facility in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through October 31, 2005. Through the acquisition of PROFITLAB, Inc. in

August, 2004 the Company now operates a production facility in Greenville, South Carolina where approximately 5,800 square feet of office space is leased through December 31, 2005.

The Bank's headquarters are also located at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044. The Bank occupies approximately 20,500 square feet of the 61,500 square foot building. In addition, the Bank owns a banking facility near downtown St. Louis that consists of approximately 1,600 square feet with adjoining drive-up facilities. The Bank has additional leased facilities in Maryland Heights, Missouri (2,500 square feet); Fenton, Missouri (1,250 square feet), Chesterfield, Missouri (2,850 square feet) and Santa Ana, California (3,584 square feet).

GEMS' headquarters are located at 121 Hunter Avenue - Suite 100, St. Louis, Missouri, 63124. GEMS leases approximately 9,486 square feet.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market(R) under the symbol "CASS". As of March 7, 2005 there were 240 holders of record of the Company's Common Stock. High and low bid prices, as reported by Nasdaq, for each quarter of 2004 and 2003 were as follows:

                                     2004                         2003
                                     ----                         ----
                              High          Low             High         Low
                              ----          ---             ----         ---
  1st    Quarter          $  35.000     $  29.182       $  25.255    $  22.183
  2nd    Quarter             40.700        34.000          30.455       23.364
  3rd    Quarter             42.000        37.000          30.773       25.782
  4th    Quarter             38.500        34.950          31.745       26.555

Cash dividends paid per share by the Company during the two most recent fiscal years were as follows:

                                             2004             2003

             March 15                       $.191            $.191
             June 15                         .210             .191
             September 15                    .210             .191
             December 15                     .210             .191

The Company also maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 100,000 shares of the Company's Common Stock. The Company did not repurchase any shares during 2004 and repurchased 59,237 shares for $1,764,000 in 2003. As of December 31, 2004, 40,763 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Refer to Item 8 Notes 3, 12 and 14 to the consolidated financial statements for additional shareholder information, including information concerning stock options and bonus plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31, 2004. The selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands, except per share data)           2004            2003             2002            2001            2000
-------------------------------------------------------------------------------------------------------------------------------
Fee revenue and other income                         $  39,204       $  40,067        $  28,030       $  23,243       $  21,114
Interest income on loans(1)                             27,055          25,601           26,197          29,069          27,716
Interest income on debt and equity securities            2,558           2,033            4,733           4,323           5,264
Other  interest income                                   1,120             609              687           2,790           4,085
   Total interest income                                30,733          28,243           31,617          36,182          37,065
Interest expense on deposits                             3,024           1,847            2,240           3,863           5,165
Interest expense on short-term borrowings                    1              14               33               9              20
Interest on subordinated convertible debentures             70              --               --              --              --
       Total interest expense                            3,095           1,861            2,273           3,872           5,185
   Net interest income                                  27,638          26,382           29,344          32,310          31,880
Provision for loan losses                                  550             190              500              60             750
   Net interest income after provision                  27,088          26,192           28,844          32,250          31,130
Operating expense                                       55,025          54,904           46,575          44,729          41,236
   Income before income tax expense                     11,267          11,355           10,299          10,764          11,008
   Income tax expense                                    3,262           3,453            2,987           3,739           3,861
-------------------------------------------------------------------------------------------------------------------------------
     Net income                                      $   8,005       $   7,902        $   7,312       $   7,025       $   7,147
===============================================================================================================================
Basic earnings per share                             $    2.18       $    2.15        $    1.98       $    1.88       $    1.78
Diluted  earnings per share                               2.15            2.13             1.96            1.86            1.75
Dividends per share                                       .821            .764             .710            .693            .693
Dividend payout ratio                                    37.79%          35.61%           35.94%          36.71%          38.95%
===============================================================================================================================
Average total assets                                 $ 709,518       $ 626,451        $ 602,446       $ 572,724       $ 515,308
Average net loans                                      471,412         438,072          399,018         371,367         323,515
Average debt and equity securities                      78,745          57,729           97,668          72,111          84,949
Average total deposits                                 292,379         249,951          240,640         214,954         186,684
Average subordinated convertible debentures              1,314              --               --              --              --
Average total shareholders' equity                      65,804          61,346           57,300          54,929          54,308
===============================================================================================================================
Return on average total assets                            1.13%           1.26%            1.21%           1.23%           1.39%
Return on average total shareholders' equity             12.16           12.88            12.76           12.79           13.16
Average equity to assets ratio                            9.27            9.79             9.51            9.59           10.54
Equity to assets ratio at year-end                        9.71           10.03            10.59            9.22            9.33
Net interest margin                                       4.48            4.85             5.60            6.27            6.69
Allowance for loan losses to loans at year-end            1.21            1.17             1.22            1.29            1.32
Nonperforming assets to loans and foreclosed
   assets                                                  .18            1.12             3.50            1.60             .30
Net loan (recoveries) charge-offs to average
   loans outstanding                                        --            (.01)             .03             .01             .04
===============================================================================================================================

1.    Interest income on loans includes net loan fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. provides payment and information processing services to national manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts and Greenville, South Carolina. The Company's services include freight invoice rating, payment processing, auditing, and the generation of cost accounting and transportation information. Cass also processes and pays utility invoices, including electricity, gas and telecommunications. The Company significantly enhanced its telecommunication processing and audit capabilities with the acquisition of PROFITLAB, Inc. located in Greenville, South Carolina during 2004. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting our customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through its St Louis, Missouri based bank subsidiary, provides banking services in the St Louis metropolitan area and other selected cities in the United States. The Company acquired Franklin Bancorp located in Orange County, California in November 2004 and merged its subsidiary bank, Franklin Bank of California into the Bank. This acquisition will allow the company to establish branches in California to better serve existing customers and expand the Bank's customer base. In addition to supporting the Company's payment operations, the Bank also provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries. The Company, through the Bank's subsidiary, GEMS, also develops and licenses integrated financial, property and human resource management systems to the public sector.

The specific payment and information processing services provided to each customer are developed individually to meet each customer's specific requirements. These requirements can vary greatly from customer to customer. In addition, the degree of automation such as electronic data interchange ("EDI"), imaging, and web-enhanced solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates which has a significant affect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest expense on its deposits. The Bank also assesses fees on other services such as cash management services. GEMS earns most of its revenue from the license of its enterprise software solutions and its installation and maintenance services.

Industry-wide factors that impact the Company include the acceptance by large corporations of the outsourcing of key business functions such as freight, utility and telecommunication payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of our loan portfolio. The general level of interest rates has a significant effect on the revenue of the Company. Finally, the general fiscal condition of the counties and municipalities that can benefit from GEMS' enterprise software can impact licenses sold and related revenue.

Currently, management views Cass' major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company's lead in applied technology, which, when combined with the security and processing controls of the Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue in 2005. The low level of interest rates has had a significant negative impact on net income over the past few years. The general level of interest rates, particularly short term interest rates, began to increase during 2004 and had a positive effect on the Company's net interest income during the latter part of the year. If these rates continue to rise, this positive impact on net interest income and net earnings should continue. Management had been pleased over the past few years with the growth in revenue generated by GEMS. However, during 2004, the sales of new systems declined sharply due mainly to a sluggish marketplace. Despite the decline, the Company continues to invest in system improvements and product enhancements and anticipates that 2005 should reflect improved results. Management intends to continue to refine risk management practices, monitor and manage the quality of the loan portfolio and maintain a strong financial and liquidity position.

Critical Accounting Policies

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, they have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

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

Results of Operations

The results of 2004 compared to 2003 include the following significant items:

      Information services payment and processing revenues increased $2,255,000 or 8% to $30,695,000 as the number of transactions processed increased 747,000 or 3% to 28,724,000. This increase was driven by the expansion of the Company's customer base and number of services offered.

      Net interest income after provision for loan losses increased $896,000 or 3% to $27,088,000 due primarily to the increase in average earning assets of $80,776,000 or 14% to $643,847,000. This increase included an increase in total average loans of $33,782,000 or 8% to $477,234,000, an increase in average investments of $21,016,000 or 36% to $78,745,000 and an increase in average federal funds sold and other short-term investments of $25,978,000 or 42% to $87,868,000. The growth in average earning assets was derived from both increases in deposits and accounts and drafts payable. Interest income, derived from the increase in earning assets, was partially offset by an increase in interest paid on deposit liabilities, due to both an increase in balances and an increase in rates paid. Gains from the sale of securities decreased $409,000 compared to last year, $1,045,000 in 2004 and $1,454,000 in 2003.

      Revenue generated from the Company's software subsidiary declined $2,539,000 or 33% to $5,157,000 due primarily to a decrease in license fees generated from new customers as the market for governmental software appears to have softened from the previous year.

      Bank service fees decreased $87,000 or 5% to $1,719,000 due primarily to the fact that as the earnings credit rate granted customers on their account balances increases with the general level of interest rates, the amount of service fees charged decreases. Other income decreased $83,000 or 12% to $588,000 due mainly to a decrease in revenue generated from the investment in bank owned life insurance during 2004. Operating expenses increased a modest $121,000 or less than 1% to $55,025,000 despite the additional expenses generated from the acquisition of PROFITLAB, Inc.

The results of 2003 compared to 2002 include the following significant items:

      Information services payment and processing revenue increased $3,818,000 or 16% to $28,440,000 as the number of transactions processed increased 2,993,000 or 12% to 27,977,000. This increase was driven by the expansion of the Company's customer base and number of services provided as well as an increase in national freight activity during the second half of the year.

      Net interest income after provision for loan losses decreased $2,652,000 or 9% to $26,192,000 due to the dramatic decline in interest rates during the past few years. This decline occurred despite the fact that total average loans, typically the Company's highest-yielding asset for any given maturity, grew $39,359,000 or 10% to $443,452,000 and average earning assets grew $19,060,000 or 4% to $563,071,000. The growth in average earning assets was derived from both increases in deposits and accounts and drafts payable. Gains from the sale of securities were comparable to last year, $1,454,000 in 2003 and $1,477,000 in 2002.

      On January 1, 2003, the Company reclassified the foreclosed assets relating to its software subsidiary, GEMS, from held for sale to held and used and consolidated its operations into those of the Bank subsidiary. On January 2, 2001, the Company's bank subsidiary foreclosed on these operating assets in order to protect its financial interests. The Bank sold these assets to a wholly owned subsidiary, and invested in and stabilized this business. From the date of foreclosure through December 31, 2002, these assets were accounted for as a foreclosed asset held for sale. Statement of Financial Accounting Standards ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", adopted by the Company on January 1, 2002, requires that if certain criteria are not met for long-lived asset (disposal) groups classified as held for sale by the end of the fiscal year in which SFAS 144 is initially applied, the related long-lived assets shall be reclassified as held and used. In 2003 revenues for this segment were $7,696,000 and operating profits were $107,000.

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

Fee Revenue and Other Income

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                        December 31,                           % Change
                                         -----------------------------------------     ---------------------------
(In thousands)                               2004           2003            2002       2004 v 2003     2003 v 2002
==================================================================================================================
Freight Invoice Transaction Volume           23,526         23,359          21,549          .7%           8.4%
Freight Invoice Dollar Volume            $9,752,203     $8,673,993      $7,715,588        12.4%          12.4%
Utility Transaction Volume                    5,198          4,618           3,435        12.6%          34.4%
Utility Transaction Dollar Volume        $3,700,665     $3,340,375      $2,634,269        10.8%          26.8%
Payment and processing revenue              $30,695        $28,440         $24,622         7.9%          15.5%
------------------------------------------------------------------------------------------------------------------

Fee revenue and other income in 2004 compared to 2003 include the following significant pre-tax components:

      Transaction volume from the Transportation Information Services increased slightly due mainly to increased activity from existing clients. There was also a change in mix from lower priced, simple transactions to higher priced, complex transactions. Total dollar volume processed from this division increased during this period due to increased activity from existing clients and larger average freight charges. Fees for the period grew due to the increased volume and additional services provided. The increase in volume and fees from the Utility Information Services division increased primarily due to new customers as the growth of this segment continues. The acquisition of PROFITLAB, Inc. contributed $538,000 of payment and processing fees for 2004.

      Software revenue decreased $2,539,000 or 33% to $5,157,000. This decrease was primarily due to the decrease in license fee revenue generated from new customer sales. Although revenue generated by GEMS increased in each of the past three years, sales were off significantly in 2004 as the market for governmental software appears to have decreased from the prior years.

      Bank service fees decreased $87,000 or 5% to $1,719,000. This decrease was due primarily to the fact that service fees decrease as the credit allowance for noninterest bearing deposits increases, due to the general level of interest rate increases.

      During 2004 the Company recorded net gains of $1,045,000 on the sales of securities with a fair value of $27,195,000. During 2003, net gains of $1,454,000 were recorded on the sales of securities with a fair value of $38,454,000. These sales of securities were made to adjust the portfolio to reflect the changes in the interest rate environment, growth in the loan portfolio during the past two years and to offset the loss of interest income due to the dramatic decline in the general level of interest rates.

      Other income decreased $83,000 or 12% to $588,000. This decrease was primarily due to a decrease in income recognized from the increase in the cash surrender value of bank owned life insurance purchased by the Company in 2002.

Fee revenue and other income in 2003 compared to 2002 include the following significant pre-tax components:

      Information services payment and processing fee revenue increased $3,818,000 or 16% to $28,440,000. These increases both relate to new customers and new product offerings. Utility processing volume and revenue, which represents a newer market, had higher percentage increases.

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

      Bank service fees increased $147,000 or 9% to $1,806,000. This increase was due primarily to the fact that service fees increase as the credit allowance for noninterest bearing deposits decreases, due to the general level of interest rate decreases.

      During 2003 the Company recorded net gains of $1,454,000 on the sales of securities with a fair value of $38,454,000. During 2002, net gains of $1,477,000 were recorded on the sales of securities with a fair value of $63,945,000. These sales of securities were made to adjust the portfolio to reflect the changes in the interest rate environment, growth in the loan portfolio during the past two years and to offset the loss of interest income due to the dramatic decline in the general level of interest rates.

      Other income increased $399,000 or 147% to $671,000. This increase was primarily due to income recognized from the increase in the cash surrender value of bank owned life insurance purchased by the Company in 2002.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three periods ended December 31, 2004, 2003 and 2002:

                                                                                  % Change          % Change
(Dollars In Thousands)                     2004          2003         2002      2004 v. 2003      2003 v. 2002
--------------------------------------------------------------------------------------------------------------
Average earning assets                   $643,847     $563,071     $544,011          14.3%             3.5%
Net interest income                        28,838       27,310       30,466           5.6%           (10.4%)
Net interest margin                         4.48%        4.85%        5.60%          (7.6%)          (13.4%)
Yield on earning assets                     4.96%        5.18%        6.02%          (4.2%)          (14.0%)
Rate on interest bearing liabilities        1.64%        1.24%        1.60%          32.3%           (22.5%)
--------------------------------------------------------------------------------------------------------------

Net interest income in 2004 compared to 2003:

      The increase in net interest income was caused by the significant increase in earning assets that exceeded the decline in net interest margin. This increase in earning assets was funded by both an increase in accounts and drafts payable due to the increased dollars processed and an increase in bank deposits due to the expansion of the Banks' customer base. The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. Despite the slight increase in interest rates during the second half of 2004 the net interest margin was lower than in 2003 due to the decreases over the past few years and the fact that changes in interest rates affect some earning assets such as federal funds sold and floating rate loans immediately and some earning assets, such as fixed rate loans and municipal bonds, over time. This decrease in net interest margin was also negatively impacted by an increase in rates paid on deposits. More information is contained in the tables below and in Item 7A of this report.

      Total average loans increased $33,782,000 or 8% to $477,234,000. This increase was attributable to new business relationships. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

      Total average investment in debt and equity securities increased $21,016,000 or 36% to $78,745,000 as the Company invested part of the increase in deposits and payables. Total average federal funds sold and other short-term investments increased $25,978,000 or 42% to $87,868,000. This increase was also funded by the increase in accounts and drafts payable and growth in bank deposits and provides the Company with additional liquidity to take advantage of higher interest rates.

      The increase in both interest-bearing liabilities and rates paid on deposits partially offsets the increases achieved by an increase in earning assets. Interest-bearing deposits increased $38,638,000 or 25.9% due to the Bank's marketing efforts to increase its customer base. Rates paid on the deposits increased 29.8% from 1.24% to 1.61%. This resulted in an increase of $1,177,000 or 63.7% in interest paid on deposits.

Net interest income in 2003 compared to 2002:

      The decrease in net interest income and margin was primarily due to the dramatic decrease in the general level of interest rates over the past few years. The prime rate decreased from 9.50% at the beginning of 2001 to 4.00% at the end of 2003 and the 5-year Treasury note rate decreased from 4.80% to 3.22% during this same period. The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. Changes in interest rates will affect some earning assets such as federal funds sold and floating rate loans immediately and some earning assets, such as fixed rate loans and municipal bonds, over time. More information is contained in the tables below and Item 7A of this report.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

                                              2004                               2003                                   2002
                                  ---------------------------        ---------------------------          --------------------------
                                            Interest                           Interest                              Interest
                                   Average   Income/  Yield/          Average   Income/  Yield/            Average   Income/  Yield/
(Dollars in thousands)             Balance   Expense   Rate           Balance   Expense   Rate             Balance   Expense   Rate
====================================================================================================================================
Assets(1)
Earning assets:
   Loans(2),(3):
      Taxable                     $471,995   $26,807    5.68%        $437,807   $25,319    5.78%          $398,060   $25,897   6.51%
      Tax-exempt(4)                  5,239       376    7.18            5,645       427    7.56              6,033       455   7.54
   Debt and equity securities(5):
      Taxable                       26,603       476    1.79           22,183       499    2.25             55,591     2,839   5.11
      Tax-exempt(4)                 52,142     3,154    6.05           35,546     2,317    6.52             42,077     2,861   6.80
   Federal funds sold and other
      short-term investments        87,868     1,120    1.27           61,890       609     .98             42,250       687   1.63
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets               643,847    31,933    4.96          563,071    29,171    5.18            544,011    32,739   6.02
Nonearning assets:
   Cash and due from banks          23,035                             19,136                               24,324
   Premises and equipment, net      12,878                             14,918                               16,281
   Bank owned life insurance        10,874                             10,419                                4,033
   Goodwill and other
      intangibles, net               6,700                              5,232                                  809
   Other assets                     18,006                             19,055                               18,063
Allowance for loan losses           (5,822)                            (5,380)                              (5,075)
------------------------------------------------------------------------------------------------------------------------------------
Total assets                      $709,518                           $626,451                             $602,446
------------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity(1)
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                   $  73,792  $    845    1.15%       $  52,630  $    371     .70%         $  56,705   $   632   1.11%
   Savings deposits                 29,712       293     .99           36,192       281     .78             41,837       528   1.26
   Time deposits of
      $100 or more                  49,540     1,160    2.34           44,793       844    1.88             36,158       902   2.49
   Other time deposits              34,754       726    2.09           15,545       351    2.26              5,467       178   3.26
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits    187,798     3,024    1.61          149,160     1,847    1.24            140,167     2,240   1.60
   Short-term borrowings                91         1    1.10              943        14    1.48              1,485        33   2.22
   Subordinated convertible
      debentures                     1,314        70    5.33               --        --      --                 --        --     --
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                     189,203     3,095    1.64          150,103     1,861    1.24            141,652     2,273   1.60
Noninterest-bearing liabilities:
   Demand deposits                 104,581                            100,791                              100,473
   Accounts and drafts payable     341,247                            306,227                              297,322
   Other liabilities                 8,683                              7,984                                5,699
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                  643,714                            565,105                              545,146
Shareholders' equity                65,804                             61,346                               57,300
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity           $709,518                           $626,451                             $602,446
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                          $28,838                            $27,310                              $30,466
Net interest margin                                     4.48%                              4.85%                               5.60%
Interest spread                                         3.32%                              3.94%                               4.42%
====================================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
3. Interest income on loans includes net loan fees of $178,000, $90,000 and $441,000 for 2004, 2003 and 2002, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $1,200,000, $928,000 and $1,122,000 for 2004, 2003 and 2002, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

                                                        2004 Over 2003                          2003 Over 2002
                                            ------------------------------------      -------------------------------------
(Dollars in thousands)                      Volume(1)       Rate(1)       Total       Volume(1)      Rate(1)        Total
===========================================================================================================================
Increase (decrease) in interest income:
   Loans(2),(3):
     Taxable                                 $ 1,950       $  (462)      $ 1,488       $ 2,450       $(3,028)      $  (578)
     Tax-exempt(4)                               (30)          (21)          (51)          (29)            1           (28)
   Debt and equity securities:
     Taxable                                      90          (113)          (23)       (1,212)       (1,128)       (2,340)
     Tax-exempt(4)                             1,015          (178)          837          (430)         (114)         (544)
   Federal funds sold and other
     short-term investments                      300           211           511           251          (329)          (78)
--------------------------------------------------------------------------------------------------------------------------
Total interest income                          3,325          (563)        2,762         1,030        (4,598)       (3,568)
--------------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits              186           288           474           (43)         (218)         (261)
   Savings deposits                              (56)           68            12           (64)         (183)         (247)
   Time deposits of $100 or more                  96           220           316           189          (247)          (58)
   Other time deposits                           403           (28)          375           242           (69)          173
   Short-term borrowings                         (10)           (3)          (13)          (10)           (9)          (19)
   Subordinated convertible debenture             35            35            70            --            --            --
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                           654           580         1,234           314          (726)         (412)
--------------------------------------------------------------------------------------------------------------------------
Net interest income                          $ 2,671       $(1,143)      $ 1,528       $   716       $(3,872)      $(3,156)
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

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $500,448,000 and represented 70% of the Company's total assets as of December 31, 2004 and generated $27,055,000 in revenue during the year then ended. The following tables shows the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2004.

Loans by Type
(At December 31)

(Dollars in thousands)                         2004           2003            2002           2001           2000
================================================================================================================
Commercial and industrial                  $117,777       $103,638        $101,116       $115,316       $136,482
Real estate:
   Mortgage                                 346,711        330,150         282,125        215,504        182,538
   Construction                              25,838         19,298          39,175         32,715         29,464
Industrial revenue bonds                      4,955          5,373           5,773          6,155         15,804
Installment                                   1,741          1,911           1,918          1,787          2,533
Other                                         3,426          8,662           4,582          9,975          5,399
----------------------------------------------------------------------------------------------------------------
Total loans                                $500,448       $469,032        $434,689       $381,452       $372,220
================================================================================================================

Loans by Maturity
(At December 31, 2004)

                                                   Over 1 Year                    Over
                                                 Through 5 Years                5 Years
                                                 ---------------                -------
                               One Year         Fixed      Floating         Fixed      Floating
(Dollars in thousands)          or less          Rate       Rate(1)          Rate       Rate(1)       Total
=============================================================================================================
Commercial and industrial      $ 87,359      $ 17,323      $ 12,911      $     74      $    110      $117,777
Real estate:
     Mortgage                    38,311       257,143        50,636           621            --       346,711
     Construction                23,664           739         1,435            --            --        25,838
Industrial revenue bonds             --         2,210            --         2,745            --         4,955
Installment                       1,142           599            --            --            --         1,741
Other                             3,426            --            --            --            --         3,426
-------------------------------------------------------------------------------------------------------------
Total loans                    $153,902      $278,014      $ 64,982      $  3,440      $    110      $500,448
=============================================================================================================

(1) Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

The Company has no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table and discussed in Item 8, Note 5 of this report. As can be seen in the loan composition table above and discussed in Item 8, Note 5, the Company's primary market niche for banking services is privately-held businesses and churches and church-related ministries.

Loans to commercial entities are generally secured by the business assets of the company, including accounts receivable, inventory, machinery and equipment, and the real estate from which the company operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer by customer basis based on various factors including the type of business. Intermediate term credit for machinery and equipment is generally provided at some percentage of the value of the equipment purchased, depending on the type of machinery or equipment purchased by the entity. Loans secured exclusively by real estate to businesses and churches are generally made with a maximum 80% loan to value ratio, depending upon the Company's estimate of the resale value and ability of the property to generate cash. The Company's loan policy requires an independent appraisal for all loans over $250,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such real estate credits. When problems are identified, appraised values are updated on a continual basis, either internally or through an updated external appraisal.

Loan portfolio changes from December 31, 2003 to December 31, 2004:

      Total loans increased $31,416,000 or 7% to $500,448,000. This increase was due to both the expansion of church and church-related loans located throughout the country and commercial and construction loans in the St. Louis metropolitan area. At year-end, church and church-related real estate and construction credits totaled $173,379,000, which represents a 7% increase over 2003. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 5.

Loan portfolio changes from December 31, 2002 to December 31, 2003:

      Total loans increased $34,343,000 or 8% to $469,032,000. This increase was due mainly to the expansion of church and church-related loans in the St. Louis metropolitan area and selected areas across the United States. At year-end, church and church-related real estate and construction credits totaled $162,307,000, which represented a 15% increase over 2002. Additional details regarding the types and maturities of the loan portfolio are contained in the tables above and in Item 8, Note 5.

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $550,000 in 2004, $190,000 in 2003 and $500,000 in 2002. The amount of the provisions were derived from the Company's quarterly analysis of the allowance for loan losses in relation to probable losses in the loan portfolio. The larger provision made in 2004 was primarily the result of the risks inherent in an expanding loan portfolio and reserves made for specific problem loans. The larger provision made in 2002 partially resulted from risks inherent with the increase in average loans outstanding and an increase in nonperforming loans. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan charge-offs of $19,000 in 2004, net loan recoveries of $23,000 in 2003 and net loan charge-offs of $113,000 in 2002. The allowance for loan losses was $6,037,000 at December 31, 2004, compared to

$5,506,000 at December 31, 2003 and $5,293,000 at December 31, 2002. The
year-end 2004 allowance represented 1.21% of outstanding loans, compared to 1.17% at year-end 2004 and 1.22% at year-end 2002. From December 31, 2003 to December 31, 2004 the level of nonperforming loans decreased $3,855,000 from $4,393,000 to $538,000, which represents .11% of outstanding loans. Nonperforming loans are more fully explained in the section entitled "Nonperforming Assets".

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. A charge or credit is made to expense to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific valuation allowances on commercial, commercial real estate, and construction loans based on individual review of these loans and our estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation. The Company assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on derived loss experience over prescribed periods. In addition to the amounts derived from the loan grades, a portion is added to the general reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the balance in the account. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Loan Loss Experience

                                                                                       December 31,
                                                      --------------------------------------------------------------------------
(Dollars in thousands)                                     2004            2003             2002            2001            2000
--------------------------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                        $   5,506       $   5,293        $   4,906       $   4,897       $   4,282
--------------------------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial and industrial loans and
     industrial revenue bonds (IRB's)                        --              --              152             110             183
     Real estate:
        Mortgage                                             48              --               --              --              --
        Construction                                         --              --               --              --              --
   Installment                                               --              --               --              --              --
   Other                                                     --               2               --              --              --
--------------------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                      48               2              152             110             183
--------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off:
Commercial, industrial and IRB's                             29              25               39              59              48
     Real estate:
        Mortgage                                             --              --               --              --              --
        Construction                                         --              --               --              --              --
   Installment                                               --              --               --              --              --
--------------------------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged-off             29              25               39              59              48
================================================================================================================================
Net loans charged-off (recovered)                            19             (23)             113              51             135
Provision charged to expense                                550             190              500              60             750
--------------------------------------------------------------------------------------------------------------------------------
Allowance at end of year                              $   6,037       $   5,506        $   5,293       $   4,906       $   4,897
================================================================================================================================
Loans outstanding:
   Average                                            $ 477,234       $ 443,452        $ 404,093       $ 376,275       $ 327,962
   December 31                                          500,448         469,032          434,689         381,452         372,220
Ratio of allowance for loan losses to
   loans outstanding:
   Average                                                 1.26%           1.24%            1.31%           1.30%           1.49%
   December 31                                             1.21%           1.17%            1.22%           1.29%           1.32%
Ratio of net charge-offs (recoveries) to
   average loans outstanding                                 --            (.01)%            .03%            .01%            .04%.
================================================================================================================================
Allocation of allowance for loan losses(1):
   Commercial, industrial and IRB's                   $   3,066       $   2,575        $   2,167       $   2,129       $   3,159
   Real estate:
     Mortgage                                             2,742           2,761            2,780           2,442             416
     Construction                                           207             152              302             303           1,317
Installment                                                   9              10               10              10               5
   Other loans                                               13               8               34              22              --
--------------------------------------------------------------------------------------------------------------------------------
Total                                                 $   6,037       $   5,506        $   5,293       $   4,906       $   4,897
================================================================================================================================
Percent of categories to total loans:
   Commercial and industrial and IRB's                     24.5%           23.2%            24.6%           31.8%           40.9%
   Real estate:
        Mortgage                                           69.3            70.4             64.9            56.5            49.0
        Construction                                        5.2             4.1              9.0             8.6             7.9
   Installment                                               .3              .4               .4              .5              .7
   Other                                                     .7             1.9              1.1             2.6             1.5
--------------------------------------------------------------------------------------------------------------------------------
Total                                                     100.0%          100.0%           100.0%          100.0%          100.0%
================================================================================================================================

(1) Although specific allocations exist the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner, in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual and renegotiated loans, which would have been recorded under the original terms of the loans, was approximately $38,000 for the year ended December 31, 2004. Of this amount, approximately $15,000 was actually recorded as interest income on such loans.

The total renegotiated loans of $168,000 at December 31, 2004 relates to one borrower that is current under the new terms of the loan. Total nonaccrual commercial loans consists primarily of one loan for $259,000 relating to a business that is no longer operating, although payments are being made as the inventory of the business is being sold and a specific reserve has been established for the potential shortfall. Total nonaccrual real-estate mortgage loans of $69,000 and the remaining balance of nonaccrual commercial loans of $38,000 relate to one borrower. The collateral on these loans was sold during the first quarter of 2005 and the remaining balance of $21,000 was charged-off against the allowance for loan losses.

Total foreclosed assets of $375,000 at December 31, 2004 consisted of real estate that was foreclosed on March 2, 2004 and was sold during the first quarter of 2005 for a net gain of $38,000. The total foreclosed assets of $859,000 at December 31, 2003 consisted of real estate property that was foreclosed on August 8, 2001. This property was sold in the fourth quarter of 2004 and the Company recorded a net loss of $59,000. Foreclosed assets classified as other real estate owned are recorded at what management estimates to be fair value less cost to sell the property.

At December 31, 2004, approximately $5,008,000 of loans not included in the table below were identified by management as having potential credit problems. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $3,805,000 related to one borrower that was renegotiated in 2003 and although current under the new terms of the contract management believes, due to the financial condition of the company, there still remains risk as to the collectability of all amounts under the loan agreement.

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

Summary of Nonperforming Assets

                                                                      December 31,
                                              -----------------------------------------------------------
(Dollars in thousands)                           2004         2003         2002         2001         2000
---------------------------------------------------------------------------------------------------------
Commercial, industrial and IRB's:
   Nonaccrual                                 $   297      $   318      $    51      $   157      $    84
   Contractually past due 90 days
     or more and still accruing                    --           --           --           18           --
   Renegotiated loans                              --        2,240           --           --           --
Real estate-construction on nonaccrual             --           --           --          265        1,043
Real estate-mortgage:
   Nonaccrual                                      69        1,207           --           32           --
   Contractually past due 90 days
     or more and still accruing                     4          147        3,388           --           --
   Renegotiated loans                             168          481        4,252           --           --
Installment loans contractually past due
   90 days or more and still accruing              --           --           --           --            4
Other loans contractually past due 90
   days and still accruing                         --           --        1,503           --           --
---------------------------------------------------------------------------------------------------------
Total nonperforming loans                         538        4,393        9,194          472        1,131
---------------------------------------------------------------------------------------------------------
Total foreclosed assets                           375          859        6,241        5,710           --
---------------------------------------------------------------------------------------------------------
Total nonperforming assets                    $   913      $ 5,252      $15,435      $ 6,182      $ 1,131
=========================================================================================================

Operating Expenses

Operating expenses in 2004 compared to 2003 include the following significant pre-tax components:

      Salaries and employee benefits expense increased $1,046,000 or 3% to $38,198,000. Of this increase, $616,000 was related to the acquisition of PROFITLAB, Inc. The remaining increase primarily relates to annual salary increases and increases in pension and worker's compensation insurance expense.

      Occupancy expense increased $58,000 or 3% to $1,840,000. Of this increase $28,000 relates to the acquisition of PROFITLAB, Inc. and the remaining increase is primarily due to an increase in rent expense on leased office space. Equipment expense decreased $786,000 or 18% to $3,692,000. This decrease is primarily due to software that was capitalized in 2000 and 2001 that is now fully amortized. Amortization of intangibles increased $57,000 or 18% to $368,000 due to the software acquired in the acquisition of PROFITLAB, Inc. Other operating expenses decreased $254,000 or 2% to $10,927,000. This decrease related to many factors including a decrease of $544,000 in postage and supply expense related to the increase in electronic processing in the Information Services Division and a decrease of $310,000 related to costs associated with the decline in software sales. These decreases were partially offset by expenses related to the acquisition of PROFITLAB, Inc. of $171,000 and an increase of $465,000 in outside service and professional fees, which includes fees of $225,000 related to the additional procedures required under Section 404 of the Sarbanes-Oxley Act and an increase of $183,000 in outside imaging expenses. More details on the components of other operating expenses are contained in Item 8, Note 15 of this report.

Operating expenses in 2003 compared to 2002 include the following significant pre-tax components:

      Salaries and employee benefits expense increased $5,747,000 or 18% to $37,152,000. Of this increase the consolidation of GEMS amounted to $4,139,000. The remaining increase primarily relates to annual salary increases and increases in health and worker's compensation insurance expense.

      Occupancy expense increased $282,000 or 19% to $1,782,000. Of this increase $237,000 relates to the consolidation of GEMS. Equipment expense increased $168,000 or 4% to $4,478,000. GEMS contributed $433,000 of equipment expense. Excluding GEMS, equipment expense decreased $265,000 primarily due to decreases in computer equipment maintenance from the consolidation of equipment within the transportation processing division. Other operating expense increased $1,821,000 or 19% to $11,181,000. The consolidation of GEMS contributed $2,213,000 to other operating expense. More details on the components of other operating expenses are contained in Item 8, Note 15 of this report.

Income Tax Expense

Income tax expense in 2004 totaled $3,262,000 compared to $3,453,000 in 2003 and $2,987,000 in 2002. When measured as a percent of income before income taxes, the Company's effective tax rate was 29% in 2004, 30% in 2003 and 29% in 2002. The primary reason for the lower effective tax rates in 2004 and 2002 was the Company's investment in tax-exempt municipal bonds and income recognized on bank owned life insurance.

Investment Portfolio

Investment portfolio changes from December 31, 2003 to December 31, 2004:

      U.S. Treasury securities increased $4,796,000 or 28% to $21,899,000. U.S. government corporation and agency securities increased $1,404,000 or 30% to $6,094,000. State and political subdivision securities increased $1,756,000 or 4% to $48,533,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management's assessment of current and future interest rates, changes in loan demand, changes in the Company's sources of funds and the economic outlook. During this period the size of the investment portfolio increased as the Company employed a portion of the increase in deposits and accounts and drafts payable. The minor changes in asset mix reflects the relative interest rates of the alternative investments and management's liquidity and interest rate forecasts at the time funds became available for investment.

Investment portfolio changes from December 31, 2002 to December 31, 2003:

      U.S. Treasury securities increased from $0 to $17,103,000. U.S. government corporation and agency securities decreased $22,557,000 or 83% to $4,690,000. State and political subdivision securities increased $5,854,000 or 14% to $46,777,000. During this period, the size of the investment portfolio remained fairly constant as the Company redeployed funds from maturing securities and security sales back into the investment portfolio. The increase in U.S. Treasury securities and decrease in U. S. government agencies and corporations reflect the relative yields of these securities at the time of investment.

There was no single issuer of securities in the investment portfolio at December 31, 2004, other than U.S. government corporations and agencies, for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investment by Type

                                                                                     December 31,
                                                                     -------------------------------------------
(Dollars in thousands)                                                   2004              2003             2002
================================================================================================================
U.S. Treasury securities                                             $ 21,899         $  17,103         $     --
U.S. government corporations and agencies                               6,094             4,690           27,247
State and political subdivisions                                       48,533            46,777           40,923
Stock of the Federal Home Loan Bank                                       403               376            1,000
Stock of the Federal Reserve Bank                                         201               201              201
----------------------------------------------------------------------------------------------------------------
Total investments                                                    $ 77,130         $  69,147         $ 69,371
================================================================================================================

Investment in Debt Securities by Maturity
(At December 31, 2004)

                                             Within      Over 1 to       Over 5 to         Over
(Dollars in thousands)                       1 Year        5 Years        10 Years       10 Years          Yield
================================================================================================================
U.S. Treasury securities                    $18,934         $2,965         $    --        $    --          1.91%
U.S. government corporations and
   agencies                                     996          5,098              --             --          3.27%
State and political subdivisions(1)             149         10,587          25,044         12,753          5.84%
----------------------------------------------------------------------------------------------------------------
Total investment in debt securities          20,079         18,650          25,044         12,753          4.49%
----------------------------------------------------------------------------------------------------------------
Weighted average yield                         1.92%          3.93%           6.10%          6.34%
================================================================================================================

1. Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 34%.

Equity Investments

During 2003, the Company converted a $2,000,000 investment in a private imaging company from a convertible debenture into Common Stock. As part of the conversion, the Company committed to investing an additional $1,100,000 when certain conditions were met. This additional commitment has funded and the total investment of the Company in this entity was $3,100,000 at December 31, 2004 and $2,908,000 at December 31, 2003. At December 31, 2004 the Company had a 19.99% ownership interest in this entity and the Chairman and CEO of the Company was a member of the entity's Board of Directors. In addition, the Company has extended a $2,400,000 line of credit for working capital purposes to this entity, with a 50% interest sold to a new non-affiliated majority owner. As of December 31, 2004 the Company's interest in this line amounted to $1,200,000 and all payments are current.

This business has performed poorly during the past few years and the new majority owner is currently in the process of stabilizing the business and improving its financial performance. However, should this business fail to meet its objectives, the Company's investment could be subject to future impairment.

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

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits decreased $18,272,000 or 16% from December 31, 2003 to $96,362,000 at December 31, 2004. The average balances of these deposits increased $3,790,000 or 4% from December 31, 2003 to $104,581,000 at December 31, 2004. The decrease in ending balances relates to normal daily fluctuations in these accounts.

Interest-bearing deposits increased $21,473,000 or 14% from December 31, 2003 to $179,267,000 at December 31, 2004. The average balances of these deposits increased $38,638,000 or 26% from 2003 to $187,798,000 in 2004. These increases relate mainly to the Bank's increased marketing efforts to attract more deposits.

Accounts and drafts payable generated by the Company in its payment processing operations increased $58,484,000 or 20% from December 31, 2003 to $358,473,000 at December 31, 2004. The average balances of these funds increased $35,020,000 or 11% from 2003 to $341,247,000 in 2004. These increases relate to the increase in dollars processed. Due to the Company's payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposits of $100,000 or More
(At December 31, 2004)

(Dollars in thousands)
================================================================================
Three months or less                                                     $16,296
Three to six months                                                        8,962
Six to twelve months                                                       5,480
Over twelve months                                                        15,379
--------------------------------------------------------------------------------
Total                                                                    $46,117
================================================================================

Short-term Borrowings

Short-term borrowings increased $4,000 or 3% from December 31, 2003 to $127,000 at December 31, 2004. Average balances of these funds decreased $852,000 or 90% from 2003 to $91,000 during 2004. These funds consist primarily of federal funds purchased and can also include tax deposits of the U.S. Treasury. These balances can vary significantly from day to day due to the Company's payment cycle and therefore balances on any particular day are not necessarily reflective of balances throughout the year. For more information on borrowings please refer to Item 8, Note 10 of this report.

Subordinated Convertible Debentures

Total subordinated convertible debentures at December 31, 2004 were $3,700,000 and average balances of these funds were $1,314,000 for the year. The debentures were issued on August 24, 2004 as part of the Company purchase of PROFITLAB, Inc. The Company had no outstanding debentures in 2003. For more information on these debentures please refer to Item 8, Note 11 of this report.

Liquidity

The discipline of liquidity management as practiced by the Company seeks to ensure that funds are available to fulfill all payment obligations relating to the freight and utility invoices processed as they become due, meet depositor withdrawal requests and borrower credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of funds. Primary liquidity to meet demand is provided by short-term liquid assets that can be converted to cash, maturing securities and the ability to obtain funds from external sources. The Company's Asset/Liability Committee ("ALCO") has direct oversight responsibility for the Company's liquidity position and profile. Management considers both on-balance sheet and off-balance sheet items in its evaluation of liquidity.

The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds, and were $87,543,000 at December 31, 2004, an increase of $25,176,000 or 40% from
December 31, 2003. At December 31, 2004 these assets represented 12% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $77,130,000 at December 31, 2004, an increase of $7,983,000 or 12% from December 31, 2003. These assets represented 11% of total assets at December 31, 2004. Of this total, 63% were state and political subdivision securities, 28% were U.S. Treasury securities, 8% were U.S. government agencies and 1% were other securities. Of the total portfolio, 26% mature in one year, 24% matures in one to five years, and 50% matures in five or more years. During the year the Company sold securities with a market value of $27,195,000 and a portion of these funds were reinvested in state and political subdivision securities and the loan portfolio.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains lines of credit at unaffiliated financial institutions in the maximum amount of $78,150,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

The Company also maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 100,000 shares of the Company's Common Stock. The Company did not repurchase any shares during 2004 and repurchased 59,237 shares for $1,764,000 in 2003. As of December 31, 2004, 40,763 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Net cash flows provided by operating activities for the years 2004, 2003 and 2002 were $10,030,000, $10,181,000 and $8,978,000 respectively. Net income plus the adjustment for depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2005.

Capital Resources

One of management's primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2004 as shown in Item 8, Note 3 of this report.

In 2004, cash dividends paid were $.821 per share for a total of $3,025,000, a 7% increase over the prior year, which is attributable to an increase in the per share amount paid and additional shares outstanding. On February 17, 2004 the Company declared a 10% stock dividend payable to holders of record on March 5, 2004.

Shareholders' equity was $69,589,000, or 10% of total assets, at December 31, 2004, an increase of $4,797,000 over the balance at December 31, 2003. This increase resulted from net income of $8,005,000, proceeds from the exercise of stock options of $190,000 and other items of $210,000, which was partially offset by cash dividends paid of $3,025,000, a decrease in other comprehensive income of $579,000 and payment of $4,000 related to the stock dividend.

Dividends from the bank subsidiary are a significant source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2004, unappropriated retained earnings of $6,714,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2004, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2004 the balance of loan commitments, commercial and standby letters of credit were $20,524,000, $6,097,000 and $1,091,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

On August 24, 2004 the Company issued $3,700,000 in subordinated convertible debentures as part of the Company's acquisition of PROFITLAB, Inc. Interest, at a rate of 5.33%, is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert the principal amount into fully paid and non-assessable shares of the Common Stock of the Company at a rate per share of $48.20 at various amounts over a 10-year period, at which time the securities mature. The debentures may be called by the Company without penalty after August 24, 2010. For more information on the acquisition please refer to Item 8, Notes 2 and 11 of this report.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments and convertible subordinated debentures at December 31, 2004:

                                                       Amount of Commitment Expiration per Period
                                                       ------------------------------------------
                                                            Less than      1-3         3-5       Over 5
(Dollars in thousands at December 31, 2004)       Total      1 year       Years       Years       Years
-------------------------------------------------------------------------------------------------------
Operating lease commitments                      $2,645      $  625      $  357      $  306      $1,357
Capital lease commitments                            25          17           8          --          --
Convertible subordinated debentures*              3,700          --          --          --       3,700
-------------------------------------------------------------------------------------------------------
     Total                                       $6,370      $  642      $  365      $  206      $5,057
=======================================================================================================

* Includes principal payments only.

During 2004, the Company contributed $1,083,000 to its noncontributory defined benefit pension plan. The contribution had no significant effect on the Company's overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2004 these assumptions were as follows:

        ----------------------------------------------------------------
        Weighted average discount rate                             6.25%
        Rate of increase in compensation levels                    4.00%
        Expected long-term rate of return on assets                8.00%
        ----------------------------------------------------------------

Effect of Recent and Prospective Accounting Pronouncements

In 2003, the Emerging Issues Task Force ("EITF") reached a consensus on, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), which provides guidance to assess whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Factors to consider include the length of time the security has had a market value less than the cost basis, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and for debt securities, external credit rating and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss. In December 2004, the Financial Accounting Standards Board ("FASB") announced that it will reconsider in its entirety all guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature. The disclosure requirements required under EITF 03-1 are included in Item 8, Note 4 of this report.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," ("FIN 46") issued in January 2003. Companies are required to apply FIN 46R to variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. The Company is currently not a primary beneficiary of a VIE and therefore the adoption of FIN 46R did not have a material impact on its consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standard 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132 (revised 2003)"), which increases the disclosure requirements of the original statement by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information and also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The disclosure requirements of SFAS 132 (revised 2003) are included in Item 8, Note 13 of this report.

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer will be an alternative to financial statement recognition. See the section entitled "Stock Options" of this Item 8, Note 1 for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied by the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, as discussed below, the Company's asset/liability position differs significantly from most other bank holding companies with significant positive cumulative "gaps" shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of the Company, which generates large balances of accounts and drafts payable. These balances, which are noninterest bearing, contribute to the Company's historical high net interest margin but cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

The Company's ALCO measures the Company's interest rate risk sensitivity on a quarterly basis to monitor and manage the variability of earnings and fair market value of equity in various interest rate environments. The ALCO evaluates the Company's risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings and value or whether the Company can safely increase risk to enhance returns. The ALCO uses gap reports, twelve-month net interest income simulations, and fair market value of equity analyses as its main analytical tools to provide management with insight into the Company's exposure to changing interest rates.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2004 from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do a good job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2004:

                                     % Change in            % Change in Fair
   Change in Interest Rates      Net Interest Income     Market Value of Equity
   ----------------------------------------------------------------------------
      +200 basis points                  11%                       12%
      +100 basis points                   6%                        6%
        Stable Rates                      0%                        0%
      -100 basis points                  (6%)                      (8%)
      -200 basis points                 (15%)                     (17%)

Interest Rate Sensitive Position

The following table presents the Company's gap or interest rate risk position at December 31, 2004 for the various time periods indicated.

                                        Variable         0-90       91-180       181-364           1-5       Over 5
(Dollars in thousands)                      Rate         days         days          days         years        Years        Total
--------------------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans:
     Taxable                           $ 198,983    $   9,693    $   1,446     $   8,872     $ 275,804    $     695    $ 495,493
     Tax-exempt                               --           --           --            --         2,210        2,745        4,955
   Debt and equity securities(1):
     Taxable                                  --       18,934           --           996         8,063           --       27,993
     Tax-exempt                               --           --           --           149        10,063       38,321       48,533
     Other                                   604           --           --            --            --           --          604
   Federal funds sold and other
     short term investments               64,412           --           --            --            --           --       64,412
--------------------------------------------------------------------------------------------------------------------------------
Total earning assets                     263,999       28,627        1,446        10,017       296,140       41,761      641,990
================================================================================================================================
Interest-sensitive liabilities:
   Money market accounts                  63,250           --           --            --            --           --       63,250
   Now accounts                           17,225           --           --            --            --           --       17,225
   Savings deposits                       23,161           --           --            --            --           --       23,161
Time deposits:
   $100 and more                              --       16,296        8,962         5,480        15,379           --       46,117
   Less than $100                             --        8,939       11,279         6,649         2,647           --       29,514
Federal funds purchased and
   other short term borrowing                127           --           --            --            --           --          127
Subordinated convertible debentures           --           --           --            --            --        3,700        3,700
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $ 103,763    $  25,235    $  20,241     $  12,129     $  18,026    $   3,700    $ 183,094
================================================================================================================================
Interest sensitivity gap:
   Periodic                            $ 160,236    $   3,392    $ (18,795)    $  (2,112)    $ 278,114    $  38,061    $ 458,896
   Cumulative                            160,236      163,628      144,833       142,721       420,835      458,896      458,896
Ratio of interest-bearing assets
   to interest-bearing liabilities:
   Periodic                                2.54x        1.13x         .07x          .83x        16.43x       11.29x        3.51x
   Cumulative                              2.54x        2.27x        1.97x         1.88x         3.35x        3.51x        3.51x
================================================================================================================================

(1)   Balances shown reflect earliest repricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                                -----------------------
(In thousands, except share and per share data)                    2004          2003
---------------------------------------------------------------------------------------
Assets
Cash and due from banks                                         $  23,131     $  17,754
Federal funds sold and other short-term investments                64,412        44,613
                                                                ---------     ---------
     Cash and cash equivalents                                     87,543        62,367
                                                                ---------     ---------
Investment in debt and equity securities,
    available-for-sale, at fair value                              77,130        69,147

Loans                                                             500,448       469,032
     Less: Allowance for loan losses                                6,037         5,506
                                                                ---------     ---------
         Loans, net                                               494,411       463,526
                                                                ---------     ---------
Premises and equipment, net                                        12,187        13,538
Investment in bank owned life insurance                            11,090        10,709
Payments in excess of funding                                       6,998         6,220
Goodwill 7,360                                                      3,150
Other intangible assets, net                                        2,383         1,940
Other assets                                                       17,419        15,319
                                                                ---------     ---------
           Total assets                                         $ 716,521     $ 645,916
                                                                =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                        $  96,362     $ 114,634
     Interest-bearing                                             179,267       157,794
                                                                ---------     ---------
         Total deposits                                           275,629       272,428
Accounts and drafts payable                                       358,473       299,989
Short-term borrowings                                                 127           123
Subordinated convertible debentures                                 3,700            --
Other liabilities                                                   9,003         8,584
                                                                ---------     ---------
         Total liabilities                                        646,932       581,124
                                                                ---------     ---------
Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                             --            --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized; 4,494,510 and 4,160,110
   shares issued at December 31, 2004 and 2003, respectively        2,247         2,080
Additional paid-in capital                                         18,370         8,466
Retained earnings                                                  64,685        69,695
Common shares in treasury, at cost (807,262 and 824,598
     shares at December 31, 2004 and 2003, respectively)          (16,096)      (16,442)
Unamortized stock bonus awards                                       (160)         (129)
Accumulated other comprehensive income                                543         1,122
                                                                ---------     ---------
         Total shareholders' equity                                69,589        64,792
                                                                ---------     ---------
           Total liabilities and shareholders' equity           $ 716,521     $ 645,916
                                                                =========     =========

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      December 31,
                                                         --------------------------------------
(In thousands, except share and per share data)             2004          2003          2002
-----------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue      $   30,695    $   28,440    $   24,622
Software revenue                                              5,157         7,696            --
Bank service fees                                             1,719         1,806         1,659
Gains on sales of investment securities                       1,045         1,454         1,477
Other                                                           588           671           272
                                                         ----------    ----------    ----------
       Total fee revenue and other income                    39,204        40,067        28,030
                                                         ----------    ----------    ----------

Interest Income:
Interest and fees on loans                                   27,055        25,601        26,197
Interest and dividends on debt and equity securities:
     Taxable                                                    476           499         2,839
     Exempt from federal income taxes                         2,082         1,534         1,894
Interest on federal funds sold and
   other short-term investments                               1,120           609           687
                                                         ----------    ----------    ----------
       Total interest income                                 30,733        28,243        31,617
                                                         ----------    ----------    ----------
Interest Expense:
Interest on deposits                                          3,024         1,847         2,240
Interest on short-term borrowings                                 1            14            33
Interest on subordinated convertible debentures                  70            --            --
                                                         ----------    ----------    ----------
       Total interest expense                                 3,095         1,861         2,273
                                                         ----------    ----------    ----------
         Net interest income                                 27,638        26,382        29,344
Provision for loan losses                                       550           190           500
                                                         ----------    ----------    ----------
         Net interest income after provision
           for loan losses                                   27,088        26,192        28,844
                                                         ----------    ----------    ----------

Operating Expense:
Salaries and employee benefits                               38,198        37,152        31,405
Occupancy                                                     1,840         1,782         1,500
Equipment                                                     3,692         4,478         4,310
Amortization of intangible assets                               368           311            --
Other operating                                              10,927        11,181         9,360
                                                         ----------    ----------    ----------
       Total operating expense                               55,025        54,904        46,575
                                                         ----------    ----------    ----------
         Income before income tax expense                    11,267        11,355        10,299
Income tax expense                                            3,262         3,453         2,987
                                                         ----------    ----------    ----------
         Net income                                      $    8,005    $    7,902    $    7,312
                                                         ==========    ==========    ==========

Earnings per share:
         Basic                                           $     2.18    $     2.15    $     1.98
         Diluted                                         $     2.15    $     2.13    $     1.96

Weighted average shares outstanding:
         Basic                                            3,674,767     3,677,314     3,697,788
         Diluted                                          3,747,748     3,714,553     3,721,290

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              December 31,
                                                                   ----------------------------------
(Dollars in thousands)                                                2004         2003         2002
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                         $  8,005     $  7,902     $  7,312
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                  3,880        4,580        3,978
       Gains on sales of investment securities                       (1,045)      (1,454)      (1,477)
       Amortization of stock bonus awards                                96           57           22
       Tax benefit from exercise of stock options and bonuses           114          176          186
       Provision for loan losses                                        550          190          500
       Deferred income tax benefit                                     (590)        (599)        (315)
       (Decrease) increase in income tax liability                   (1,518)       1,115          164
       Other operating activities, net                                  538       (1,786)      (1,392)
                                                                   --------     --------     --------
         Net cash provided by operating activities                   10,030       10,181        8,978
                                                                   --------     --------     --------

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available-for-sale      27,195       38,454       63,945
Proceeds from maturities of debt and equity securities
   available-for-sale                                                31,200       15,522       40,878
Purchase of debt and equity securities available-for-sale           (66,525)     (52,970)     (79,761)
Net increase in loans                                               (31,810)     (36,320)     (53,613)
Purchases of premises and equipment, net                             (1,592)      (1,881)      (2,216)
Payment for business acquisitions, net of cash acquired              (2,092)          --           --
Purchase of bank owned life insurance                                    --           --      (10,000)
                                                                   --------     --------     --------
         Net cash used in investing activities                      (43,624)     (37,195)     (40,767)
                                                                   --------     --------     --------

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing deposits             (18,272)       5,282       (7,999)
Net increase (decrease) in interest-bearing demand
     and savings deposits                                            16,947          342      (18,079)
Net increase in time deposits                                         4,446       23,286       21,618
Net increase (decrease) in accounts and drafts payable               58,484       72,098      (68,173)
Net increase (decrease) in short-term borrowings                          4      (37,315)      37,238
Cash proceeds from exercise of stock options                            190          260          348
Cash paid for stock dividend fractional shares                           (4)          --           (2)
Cash dividends paid                                                  (3,025)      (2,814)      (2,628)
Purchase of common shares for treasury                                   --       (1,764)        (383)
                                                                   --------     --------     --------
         Net cash provided by (used in) financing activities         58,770       59,375      (38,060)
                                                                   --------     --------     --------
Net increase (decrease) in cash and cash equivalents                 25,176       32,361      (69,849)
Cash and cash equivalents at beginning of year                       62,367       30,006       99,855
                                                                   --------     --------     --------
Cash and cash equivalents at end of year                           $ 87,543     $ 62,367     $ 30,006
                                                                   ========     ========     ========

Supplemental information:
   Cash paid for interest                                          $  3,019     $  1,802     $  2,270
   Cash paid for income taxes                                         4,339        2,513        3,155

Noncash transactions:
   Transfer of loans to other equity investments                   $     --     $  2,000     $     --
   Other real estate transferred from loans                             375           --          263
   Issuance of subordinated convertible debentures                    3,700           --           --

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                  Accumulated
                                                 Additional                         Unamortized      Other                   Comp-
(In thousands, except                   Common     Paid-in    Retained   Treasury   Stock Bonus  Comprehensive             rehensive
   per share data)                       Stock     Capital    Earnings     Stock      Awards     Income (Loss)    Total     Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001             $  2,000  $   4,997   $  63,623  $ (15,597)     $  (25)     $  522      $  55,520
Net income                                                       7,312                                             7,312   $  7,312
Cash dividends ($.710 per share)                                (2,628)                                           (2,628)
Purchase of 15,664 common shares
   for treasury                                                               (383)                                 (383)
5% stock dividend, net                       80      3,618      (3,700)                                               (2)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
      available-for-sale, net of tax                                                                1,612          1,612      1,612
   Reclassification adjustment for gains
      on sales of investment securities,
      available-for-sale, net of tax                                                                 (975)          (975)      (975)
   Minimum pension liability
      adjustment, net of tax                                                                           34             34         34
Issuance of 1,040 common shares
   pursuant to Stock Bonus Plan                          5                     17         (22)                        --
Amortization of Stock Bonus Plan awards                                                    22                         22
Exercise of stock options                             (340)                   688                                    348
Tax benefit on stock awards                            186                                                           186
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 2002                2,080      8,466      64,607    (15,275)        (25)      1,193         61,046
   Comprehensive income for 2002                                                                                           $  7,983
                                                                                                                           =========
Net income                                                       7,902                                             7,902      7,902
Cash dividends ($.764 per share)                                (2,814)                                           (2,814)
Purchase of 59,237 common shares
   for treasury                                                            (1,764)                                (1,764)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
      available-for-sale, net of tax                                                                  899            899        899
   Reclassification adjustment for gains
      on sales of investment securities,
      available-for-sale, net of tax                                                                 (960)          (960)      (960)
   Minimum pension liability
      adjustment, net of tax                                                                          (10)           (10)       (10)
Issuance of 6,501 common shares
   pursuant to Stock Bonus Plan                         47                    114        (161)                        --
Amortization of Stock Bonus Plan awards                                                    57                         57
Exercise of stock options                             (223)                   483                                    260
Tax benefit on stock awards                            176                                                           176
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 2003                2,080      8,466      69,695    (16,442)       (129)      1,122         64,792
   Comprehensive income for 2003                                                                                           $  7,831
                                                                                                                           =========
Net income                                                       8,005                                             8,005      8,005
Cash dividends ($.821 per share)                                (3,025)                                           (3,025)
10% Stock Dividend                          167      9,819      (9,990)                                               (4)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
      available-for-sale, net of tax                                                                  261            261        261
   Reclassification adjustment for gains
      on sales of investment securities,
      available-for-sale, net of tax                                                                 (690)          (690)      (690)
   Minimum pension liability
      adjustment, net of tax                                                                         (150)          (150)      (150)
Issuance of 3,886 common shares
   pursuant to Stock Bonus Plan                         53                     74        (127)                        --
Amortization of Stock Bonus Plan awards                                                    96                         96
Exercise of stock options                              (82)                   272                                    190
Tax benefit on stock awards                            114                                                           114
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 2004             $  2,247  $  18,370   $  64,685  $ (16,096)     $ (160)     $  543      $  69,589
                                       =================================================================================
   Comprehensive income for 2004                                                                                           $  7,426
                                                                                                                           =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

Summary of Operations The Company provides payment and information services, which include processing and payment of freight, utility and telecommunications invoices. These services include the acquisition and management of data, information delivery and financial exchange. The consolidated balance sheet captions, "Accounts and drafts payable" and "Payments in excess of funding," consist of obligations related to the payment services that are performed for customers. The Company also provides a full range of banking services to individual, corporate and institutional customers through its wholly-owned bank subsidiary and enterprise software solutions to governmental entities through its software subsidiary.

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

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

Premises and Equipment Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the assets, or the respective lease terms for leasehold improvements, using straight-line and accelerated methods. Estimated useful lives do not exceed 40 years for buildings, the lesser of 10 years or the life of the lease for leasehold improvements and range from 3 to 7 years for software, equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

Intangible Assets Cost in excess of fair value of net assets acquired and fair value in excess of cost of net assets acquired have resulted from business acquisitions which were accounted for using the purchase method. The

Company adopted the provisions of Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The disclosure requirements of SFAS 142 are included in Item 8, Note 8 of this report.

Periodically, the Company reviews intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable. Based on those reviews, adjustments of recorded amounts have not been required.

Non-marketable Equity Investments The Company accounts for non-marketable equity investments, in which it holds less than a 20% ownership in, under the cost method. Under the cost method of accounting, investments are carried at cost and are adjusted only for other than temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether any declines in fair value of its investments are other than temporary. In performing this evaluation, the Company considers various factors including any decline in market price, where available, the investee's financial condition, results of operations, operating trends and other financial ratios. Non-marketable equity investments are included in other assets on the consolidated balance sheets.

Foreclosed assets Other real estate, included in other assets in the accompanying consolidated balance sheets, is recorded at fair value less estimated selling costs. If the fair value of other real estate declines subsequent to foreclosure, the difference is recorded as a valuation allowance through a charge to expense. Subsequent increases in fair value are recorded through reversal of the valuation allowance. Expenses incurred in maintaining the properties are charged to expense.

Treasury Stock Purchases of the Company's Common Stock are recorded at cost. Upon reissuance, treasury stock is reduced based upon the average cost basis of shares held.

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

Impairment of Loans A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment could be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, the Company measures impairment based on the fair value of the collateral when the Company determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. The Company uses its nonaccrual methods as discussed above for recognizing interest on impaired loans.

Information Services Revenue Revenue from freight, utility and telecommunication payment related services is recognized when earned and fees are billed to customers, generally monthly.

Software Revenue Software revenue consists of license fees, hardware sales, maintenance fees and other service fees. License fees and hardware sales are recognized in accordance with Statement of Financial Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" and therefore revenue is deferred until the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred, (c) the fee is fixed and determinable and (d) collection is probable. Maintenance fees are normally paid in advance and cover a period of one year and therefore fees are recognized ratably over the maintenance term and the unamortized balance is carried as deferred income and included in other liabilities. Other services are provided on an as needed basis and revenue is recognized once the service has been completed and the customer is billed.

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

Earnings Per Share Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.

Stock Options The Company accounts for stock-based compensation under the stock option plan in accordance with Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of Statement of Financial Accounting Standard ("SFAS") 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148. An entity that continues to apply APB 25 shall disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 10,130 options granted in 2004, 15,543 options granted in 2003 and 6,930 options were granted in 2002. The required disclosure provisions of SFAS 123, as amended by SFAS 148, are provided in the table below.

(In thousands, except per share data)                   2004           2003           2002
------------------------------------------------------------------------------------------
Net income:
  As reported                                        $ 8,005      $   7,902      $   7,312
  Add: Stock based compensation expense
     included in reported net income, net of tax          63             38             15
  Less: Stock based compensation expense
     determined under the fair value based method
     for all awards, net of tax                         (109)           (81)           (60)
------------------------------------------------------------------------------------------
Pro forma net income                                 $ 7,959      $   7,859      $   7,267
Net income effect of subordinated convertible
  debentures                                              39             --             --
------------------------------------------------------------------------------------------
Proforma net income assuming dilution                $ 7,998      $   7,859      $   7,267
------------------------------------------------------------------------------------------
Net income per common share:
  Basic, as reported                                 $  2.18      $    2.15      $    1.98
  Basic, proforma                                       2.18           2.14           1.97

  Diluted, as reported                                  2.15           2.13           1.96
  Diluted, proforma                                     2.13           2.12           1.95
------------------------------------------------------------------------------------------
Weighted average assumptions:
  Risk-free interest rate                               3.61%          3.22%          3.54%
  Expected life                                        7 yrs.          7 yrs          7 yrs
  Expected volatility                                     15%            15%            15%
  Expected dividend yield                               2.42%          3.32%          3.52%
------------------------------------------------------------------------------------------

Recent and Prospective Accounting Pronouncements In 2003, the Emerging Issues Task Force ("EITF") reached a consensus on, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), which provides guidance to assess whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Factors to consider include the length of time the security has had a market value less than the cost basis, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and for debt securities, external credit rating and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss. In December 2004, the Financial Accounting Standards Board ("FASB") announced that it will reconsider in its entirety all guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature. The disclosure requirements required under EITF 03-1 are included in Note 4 of this report.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," ("FIN 46") issued in January 2003. Companies are required to apply FIN 46R to variable interest entities (VIEs) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. The Company is currently not a primary beneficiary of a VIE and therefore the adoption of FIN 46R did not have a material impact on its consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standard 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132 (revised 2003)"), which increases the disclosure requirements of the original statement by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information and also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The disclosure requirements of SFAS 132 (revised 2003) are included in Item 8, Note 13 of this report.

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer will be an alternative to financial statement recognition. See the section entitled "Stock Options" of this note for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

Note 2
Acquisitions

On August 24, 2004 the Company acquired substantially all of the operating assets of PROFITLAB, Inc., a provider of telecom auditing and application services based in Greenville, South Carolina. Consideration for the acquisition included cash in the amount of $1,098,000 and the issuance of $3,700,000 of 5.33% subordinated convertible debentures. The debentures are convertible, per a schedule, into approximately 76,763 shares of the Company's Common Stock at a price of $48.20 per share. The securities mature 10 years after the date of issuance. The debentures may be called by the Company without penalty after August 24, 2010. Total cost of the acquisition was approximately $4,977,000 which included $862,000 in acquired software, which is being amortized on a straight-line basis over 5 years and $4,039,000 in goodwill based on the Company's purchase price allocation. All acquired intangible assets are deductible for tax purposes.

On November 24, 2004 the Company acquired Franklin Bancorp, Orange, California and merged its subsidiary bank, Franklin Bank of California into the Bank. The purpose of the acquisition and merger is to establish a branch in California to serve existing customers and prospects. Total cost of the acquisition was $2,707,000 which included $171,000 of goodwill based on the Company's purchase price allocation. The acquired goodwill is not deductible for tax purposes.

The above mentioned acquisitions of PROFITLAB, Inc. and Franklin Bancorp were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition dates. These fair value adjustments represent current estimates and are subject to further adjustments as the valuation data, including the receipt of certain third party valuation data, is finalized.

Note 3
Capital Requirements And Regulatory Restrictions

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2004 and 2003, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2004 the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2004, unappropriated retained earnings of $6,714,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Restricted funds on deposit used to meet regulatory reserve requirements amounted to approximately $766,000 and $663,000 at December 31, 2004 and 2003, respectively.

The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2004 and 2003 are as follows:

                                                                                                      Requirement
                                                                                                      to be well
                                                                                                   capitalized under
                                                                                Capital            prompt corrective
                                                     Actual                  requirements          action provisions
                                                ---------------------------------------------------------------------
(Dollars in thousands)                           Amount     Ratio          Amount     Ratio        Amount     Ratio
---------------------------------------------------------------------------------------------------------------------
At December 31, 2004
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.             $69,238     11.86%        $46,691      8.00%      $    N/A     N/A%
     Cass Commercial Bank                        36,634     12.01          24,392      8.00         30,490    10.00
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.             $59,501     10.19%        $23,345      4.00%      $    N/A     N/A%
     Cass Commercial Bank                        32,817     10.76          12,196      4.00         18,294     6.00
Tier I capital (to average assets):
     Cass Information Systems, Inc.             $59,501      7.91%        $22,563      3.00%      $    N/A     N/A%
     Cass Commercial Bank                        32,817      9.46          10,408      3.00         17,346     5.00

At December 31, 2003
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.             $64,480     11.93%        $43,246      8.00%      $    N/A     N/A%
     Cass Commercial Bank                        31,741     11.18          22,722      8.00         28,403    10.00
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.             $58,974     10.91%        $21,623      4.00%      $    N/A     N/A%
     Cass Commercial Bank                        28,190      9.93          11,361      4.00         17,042     6.00
Tier I capital (to average assets):
     Cass Information Systems, Inc.             $58,974      8.59%        $20,586      3.00%      $    N/A     N/A%
     Cass Commercial Bank                        28,190      9.34           9,056      3.00         15,316     5.00

Note 4
Investment in Debt and Equity Securities

Debt and marketable equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities at December 31, 2004 and 2003, are summarized as follows:

                                                                     2004
                                             --------------------------------------------------
                                                              Gross        Gross
                                              Amortized    Unrealized   Unrealized      Fair
(In thousands)                                  Cost          Gains       Losses        Value
-----------------------------------------------------------------------------------------------
U.S. Treasury securities                     $  21,939    $     --        $  40       $  21,899
Obligations of U.S. government
  corporations and agencies                      6,077          51           34           6,094
State and political subdivisions                47,445       1,172           84          48,533
-----------------------------------------------------------------------------------------------
Total debt securities                           75,461       1,223          158          76,526
Stock in Federal Reserve Bank and
  Federal Home Loan Bank                           604          --           --             604
-----------------------------------------------------------------------------------------------
Total                                        $  76,065    $  1,223        $ 158       $  77,130
===============================================================================================

                                                                     2003
                                             --------------------------------------------------
                                                              Gross        Gross
                                              Amortized    Unrealized   Unrealized      Fair
(In thousands)                                  Cost          Gains       Losses        Value
-----------------------------------------------------------------------------------------------
U.S. Treasury securities                     $  17,089    $     15        $   1       $  17,103
Obligations of U.S. government
  corporations and agencies                      4,606          95           11           4,690
State and political subdivisions                45,160       1,619            2          46,777
-----------------------------------------------------------------------------------------------
Total debt securities                           66,855       1,729           14          68,570
Stock in Federal Reserve Bank and
  Federal Home Loan Bank                           577          --           --             577
-----------------------------------------------------------------------------------------------
Total                                        $   67,432    $ 1,729         $ 14       $  69,147
===============================================================================================

The fair value of securities with unrealized losses at December 31, 2004 are as follows:

                                                       Fair           Unrealized
(In thousands)                                         Value            Losses
--------------------------------------------------------------------------------
U. S. Treasury securities                          $   21,899         $     40
Obligations of U.S. government
  corporations and agencies                             2,970               34
State and political subdivisions                        5,380               84
--------------------------------------------------------------------------------
Total                                              $   30,249         $    158
================================================================================

There are 18 securities in an unrealized loss position included in the table above and all have been in an unrealized loss position for less than one year. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability to hold these securities until maturity.

The amortized cost and fair value of debt and equity securities at December 31, 2004, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                                 2004
                                                      --------------------------
                                                       Amortized          Fair
(In thousands)                                           Cost             Value
--------------------------------------------------------------------------------
Due in 1 year or less                                 $  20,097         $ 20,078
Due after 1 year through 5 years                         18,617           18,651
Due after 5 years through 10 years                       24,348           25,044
Due after 10 years                                       12,399           12,753
No stated maturity                                          604              604
--------------------------------------------------------------------------------
Total                                                 $  76,065         $ 77,130
================================================================================

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2004 and 2003 were $13,074,000 and $3,599,000, respectively.

Proceeds from sales of debt securities classified as available-for-sale were $27,195,000, $38,454,000 and $63,945,000 for 2004, 2003 and 2002, respectively.
Gross gains realized on the sales in 2004 were $1,048,000 and gross realized losses were $3,000, in 2003 gross realized gains were $1,454,000 and in 2002 gross realized gains were $1,501,000 and gross losses realized were $24,000.

Note 5
Loans

A summary of loan categories at December 31, 2004 and 2003, is as follows:

(In thousands)                                            2004            2003
--------------------------------------------------------------------------------
Commercial and industrial                             $  117,777       $ 103,638
Real estate:
     Mortgage                                            182,476         184,221
     Mortgage - Church & related                         164,235         145,929
     Construction                                         16,694           2,920
     Construction - Church & related                       9,144          16,378
Industrial revenue bonds                                   4,955           5,373
Installment                                                1,741           1,911
Other                                                      3,426           8,662
--------------------------------------------------------------------------------
Total                                                 $  500,448       $ 469,032
================================================================================

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

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors for the year ended December 31, 2004, are summarized below. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility.

      (In thousands)
      ---------------------------------------------------------------------
      Aggregate balance, January 1, 2004                          $   3,285
      New loans                                                       1,000
      Payments                                                          134
      ---------------------------------------------------------------------
      Aggregate balance, December 31, 2004                        $   4,151
      =====================================================================

A summary of the activity in the allowance for loan losses for 2004, 2003 and 2002 is as follows:

(In thousands)                                  2004         2003         2002
-------------------------------------------------------------------------------
Balance, January 1                            $ 5,506      $ 5,293      $ 4,906
Provision charged to expense                      550          190          500
Loans charged off                                 (48)          (2)        (152)
Recoveries of loans previously
     charged off                                   29           25           39
-------------------------------------------------------------------------------
Net loan (charge-offs) recoveries                 (19)          23         (113)
-------------------------------------------------------------------------------
Balance, December 31                          $ 6,037      $ 5,506      $ 5,293
================================================================================

The following is a summary of information pertaining to impaired loans at December 31, 2004 and 2003:

(In thousands)                                                2004         2003
--------------------------------------------------------------------------------
Impaired loans without a valuation allowance               $     --      $    --
Impaired loans with a valuation allowance                     2,718        4,393
Allowance for loan losses related to impaired loans           1,023          627
--------------------------------------------------------------------------------

Impaired loans consist primarily of renegotiated loans, nonaccrual loans and loans 90 days past due and still accruing interest. In 2004, impaired loans also included a loan for $2,180,000 related to one borrower that although current, management has doubt as to the collectability of all amounts under the agreement. Impaired loans continuing to accrue interest were $2,352,000 and $2,868,000 at December 31, 2004 and 2003, respectively. Of these, loans delinquent 90 days or more and still accruing interest at December 31, 2004 and 2003 totaled $4,000 and $147,000, respectively. The average balance of impaired loans during 2004 and 2003 was $3,395,000 and $5,736,000, respectively. Income that would have been recognized on non-accrual and renegotiated loans under the original terms of the contract was $38,000, $272,000 and $346,000 for 2004, 2003 and 2002, respectively. Income that was recognized on non-accrual and renegotiated loans was $15,000, $164,000 and $328,000 for 2004, 2003 and 2002,
respectively. Foreclosed loans, which have been reclassified and held as other real estate owned were $375,000 and $859,000 at December 31, 2004 and 2003, respectively and are included in other assets on the consolidated balance sheets.

Note 6
Premises and Equipment

A summary of premises and equipment at December 31, 2004 and 2003, is as follows:

(In thousands)                                                2004         2003
--------------------------------------------------------------------------------
Land                                                        $   873      $   873
Buildings                                                    10,459       10,374
Leasehold improvements                                        1,023          968
Furniture, fixtures and equipment                            19,174       18,125
Purchased software                                            3,711        3,383
Internally developed software                                 4,474        4,474
--------------------------------------------------------------------------------
                                                             39,714       38,197
Less accumulated depreciation and amortization               27,527       24,659
--------------------------------------------------------------------------------
Total                                                       $12,187      $13,538
================================================================================

Internally developed software at December 31, 2004 and 2003 includes $344,000 of software which is being sold to customers of the Company's Government Software Services Division and amortization expense on this software was $37,000 in 2004 and no amortization was recorded in 2003 or 2002. Total depreciation and amortization charged to expense in 2004, 2003 and 2002 amounted to $2,970,000, $3,689,000 and $3,638,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2020. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004:

          (In thousands)
          -----------------------------------------------------------
          2005                                                $   625
          2006                                                    196
          2007                                                    161
          2008                                                    153
          2009                                                    153
          2010 and after                                        1,357
          -----------------------------------------------------------
          Total                                               $ 2,645
          ===========================================================

Rental expense for 2004, 2003 and 2002 was $554,000, $686,000 and $604,000,
respectively.

Note 7
Equity Investments in Non-Marketable Securities

During 2003, the Company converted a $2,000,000 investment in a private imaging company from a convertible debenture into Common Stock. As part of the conversion, the Company committed to investing an additional $1,100,000 when certain conditions were met. This additional commitment has funded and the total investment of the Company in this entity was $3,100,000 at December 31, 2004 and $2,908,000 at December 31, 2003. At December 31, 2004 the Company had a 19.99% ownership interest in this entity and the Chairman and CEO of the Company was a member of the entity's Board of Directors. In addition, the Company has extended a $2,400,000 line of credit for working capital purposes to this entity, with a 50% interest sold to a new non-affiliated majority owner. As of December 31, 2004 the Company's interest in this line amounted to $1,200,000 and all payments are current.

This business has performed poorly during the past few years and the new majority owner is currently in the process of stabilizing the business and improving its financial performance. However, should this business fail to meet its objectives, the Company's investment could be subject to future impairment.

This investment, along with $519,000 of other investments in non-marketable securities, is included in other assets on the Company's consolidated balance sheets.

Note 8
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company's intangible assets as of December 31, 2004 are as follows:

                                                         December 31, 2004                    December 31, 2003
                                              -----------------------------------------------------------------------
                                              Gross Carrying        Accumulated       Gross Carrying      Accumulated
(In thousands)                                    Amount           Amortization           Amount         Amortization
---------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Customer list                              $     823           $    (110)          $     823        $     (55)
     Software                                       1,886                (569)              1,024             (256)
---------------------------------------------------------------------------------------------------------------------
         Total amortized intangible assets          2,709                (679)              1,847             (311)
---------------------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
     Goodwill                                       7,587                (227)*             3,377             (227)*
     Minimum pension liability                        353                  --                 404               --
---------------------------------------------------------------------------------------------------------------------
         Total unamortized intangible assets        7,940                (227)              3,781             (227)
---------------------------------------------------------------------------------------------------------------------
Total intangible assets                         $  10,649           $    (906)          $   5,628        $    (538)
---------------------------------------------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS 142.

Changes in the carrying amount of goodwill, by segment, for the year ended December 31, 2004, are as follows:

                                     Information                       Governmental
                                     Processing         Banking          Software           Total
--------------------------------------------------------------------------------------------------
Balance January 1, 2004              $     223          $     --         $  2,927         $  3,150
Goodwill acquired during the year        4,039               171               --            4,210
--------------------------------------------------------------------------------------------------
Balance December 31, 2004            $   4,262          $    171         $  2,927         $  7,360
--------------------------------------------------------------------------------------------------

On August 24, 2004 the Company acquired $4,039,000 of goodwill and $862,000 in software related to the acquisition of PROFITLAB, Inc. On November 24, 2004 the Company acquired $171,000 of goodwill from the acquisition of Franklin Bank. The acquisitions of PROFITLAB, INC. and Franklin Bank are further discussed in Item 2 of this report.

The minimum pension liability was recorded in accordance with SFAS 87, "Employers' Accounting for Pensions", which requires the Company to record an additional minimum pension liability by the amount that the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amounts previously recorded and offset this liability by an intangible asset to the extent of previously unrecognized prior service costs. The liability and corresponding intangible assets are adjusted annually.

The weighted average amortization period at December 31, 2004 is 15 years for customer list and 4.5 years for software and 7.7 years for all amortized intangible assets combined. Amortization of intangible assets amounted to $368,000 and $311,000 for the years ended December 31, 2004 and 2003, respectively. There was no amortization of intangibles for the year ended December 31, 2002. Estimated amortization of intangibles over the next five years is as follows: $483,000 in 2005 and 2006, $227,000 in 2007 and 2008 and
$170,000 in 2009.

Note 9
Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 2004 and 2003:

(In thousands)                                             2004            2003
--------------------------------------------------------------------------------
NOW and Money Market Deposit Accounts                   $ 80,475        $ 53,983
Savings deposits                                          23,161          32,626
Time deposits:
     Less than $100                                       29,514          27,909
     $100 or more                                         46,117          43,276
--------------------------------------------------------------------------------
Total                                                   $179,267        $157,794
================================================================================

Interest on deposits consist of the following for 2004, 2003 and 2002:

(In thousands)                                      2004        2003        2002
--------------------------------------------------------------------------------
NOW and Money Market Deposit Accounts             $  845      $  371      $  632
Savings deposits                                     293         281         528
Time deposits:
     Less than $100                                  726         351         178
     $100 or more                                  1,160         844         902
--------------------------------------------------------------------------------
Total                                             $3,024      $1,847      $2,240
================================================================================

The scheduled maturities of certificates of deposit at December 31, 2004 and 2003, are summarized as follows:

                                        2004                       2003
                                ------------------------------------------------
                                              Percent                    Percent
(In thousands)                   Amount      of Total      Amount       of Total
--------------------------------------------------------------------------------
Due within:
     One year                   $57,605        76.2%       $50,991        71.6%
     Two years                    1,454         1.9          8,826        12.4
     Three years                  1,311         1.7            276          .4
     Four years                  10,787        14.3          1,265         1.8
     Five years                   4,474         5.9          9,827        13.8
--------------------------------------------------------------------------------
Total                           $75,631       100.0%       $71,185       100.0%
================================================================================

Note 10
Short-Term Borrowings

Company short-term borrowings consist mainly of federal funds purchased and tax deposits of the United States Treasury. At December 31, 2004 and 2003 the bank subsidiary had short-term borrowings of $127,000 and $123,000, respectively that consisted of borrowings from the Treasury related to tax deposits received from customers not yet drawn upon by the Treasury. These borrowings are secured by U.S. Treasury and agency securities. The average amount of all borrowings for 2004 was $91,000 at an average rate of 1.10% and the maximum amount outstanding at the end of any month during the year was $131,000. The average amount of borrowings for 2003 was $943,000 at an average rate of 1.48% and the maximum amount outstanding at the end of any month during the year was $21,523,000.

Note 11
Subordinated Convertible Debentures

On August 24, 2004 the Company issued to PROFITLAB, Inc. $3,700,000 of 5.33% subordinated convertible debentures in partial consideration for the acquisition of the assets of PROFITLAB, Inc. Interest is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert up to 20% of the principal amount into fully paid and non-assessable shares of the Common Stock of the Company at a rate per share of $48.20 from and after the third anniversary of the issuance date. From and after the fourth anniversary date an additional 30% can be converted under the same terms. From and after the fifth anniversary date, 100% can be converted under the same terms. The securities mature 10 years after the date of issuance. The debentures may be called by the Company without penalty after August 24, 2010.

Note 12
Common Stock and Earnings Per Share

The table below shows activity in the outstanding shares of the Company's Common Stock during 2004.

--------------------------------------------------------------------------------
Shares outstanding at January 1, 2004                                  3,335,512
Issuance of stock:
    10% stock dividend, issued March 15, 2004                            334,400
    Issued under Stock Bonus Plan*                                         3,699
    Stock options exercised*                                              13,637
--------------------------------------------------------------------------------
Shares outstanding at December 31, 2004                                3,687,248
================================================================================

*Not restated for stock dividend, issued March 15, 2004

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended December 31, 2004, 2003 and 2002 are as follows:

(Dollars in thousands, except per share data)                        2004            2003         2002
-------------------------------------------------------------------------------------------------------
Calculation of basic earnings per share:
    Net income                                                       $8,005         $7,902       $7,312
    Weighted-average number of common shares outstanding          3,674,767      3,677,314    3,697,788
-------------------------------------------------------------------------------------------------------
    Basic earnings per share                                          $2.18          $2.15        $1.98
=======================================================================================================
Calculation of diluted earnings per share:
    Net income                                                       $8,005         $7,902       $7,312
    Net income effect of 5.33% convertible debentures                    39             --           --
-------------------------------------------------------------------------------------------------------
    Net income assuming dilution                                     $8,044         $7,902       $7,312
-------------------------------------------------------------------------------------------------------
    Weighted-average number of common shares outstanding          3,674,767      3,677,314    3,697,788
    Effect of dilutive stock options and awards                      45,864         37,239       23,502
    Effect of 5.33% convertible debentures                           27,117             --           --
-------------------------------------------------------------------------------------------------------
    Weighted-average number of common shares
    assuming dilution                                             3,747,748      3,714,553    3,721,290
-------------------------------------------------------------------------------------------------------
    Diluted earning per share                                         $2.15          $2.13        $1.96
=======================================================================================================

Note 13
Employee Benefit Plans

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

A summary of the activity in the defined benefit pension plan's benefit obligation, assets, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2004 and 2003, is as follows:

(In thousands)                                            2004           2003
-------------------------------------------------------------------------------
Benefit obligation:
     Balance, January 1                                $  20,026       $ 16,461
     Service cost                                          1,186            979
     Interest cost                                         1,237          1,105
     Actuarial loss                                          875          1,718
     Benefits paid                                          (373)          (237)
-------------------------------------------------------------------------------
Balance, December 31                                   $  22,951       $ 20,026
===============================================================================
Plan assets:
     Fair value, January 1                             $  15,085       $ 12,797
     Actual return                                         1,199          1,622
     Employer contribution                                 1,083            903
     Benefits paid                                          (373)          (237)
-------------------------------------------------------------------------------
Fair value, December 31                                $  16,994       $ 15,085
===============================================================================
Funded status:
     Unfunded projected benefits obligation            $  (5,957)      $ (4,941)
     Unrecognized prior service cost                          82             90
     Unrecognized net loss                                 3,472          2,614
-------------------------------------------------------------------------------
Accrued pension cost                                   $  (2,403)      $ (2,237)
===============================================================================

The accumulated benefit obligation was $18,384,000 and $15,970,000 for the periods ended December 31, 2004 and 2003, respectively. The Company expects to contribute approximately $1,265,000 to the plan in 2005.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                        2005                       $   498,000
                        2006                           506,000
                        2007                           619,000
                        2008                           835,000
                        2009                           897,000
                        2010 - 2014                  5,367,000

The following represent the major assumptions used to determine the benefit obligation of the plan:

                                                   2004        2003        2002
--------------------------------------------------------------------------------
Weighted average discount rate                     6.00%       6.25%       7.00%
Rate of increase in compensation levels            4.00%       4.00%       4.00%

The pension cost for 2004, 2003 and 2002 was $1,250,000, $1,042,000 and
$948,000, respectively, and included the following components:

(In thousands)                                      2004       2003       2002
-------------------------------------------------------------------------------
Service cost - benefits earned during the year    $ 1,186    $   979    $   952
Interest cost on projected benefit obligations      1,237      1,105      1,012
Expected return on plan assets                     (1,233)    (1,055)    (1,031)
Net amortization and deferral                          60         13         15
-------------------------------------------------------------------------------
Net periodic pension cost                         $ 1,250    $ 1,042    $   948
===============================================================================

The following represent the major assumptions used to determine the net benefit cost of the plan:

                                                  2004        2003        2002
-------------------------------------------------------------------------------
Weighted average discount rate                    6.25%       7.00%       7.25%
Rate of increase in compensation levels           4.00%       4.00%       4.00%
Expected long-term rate of return on assets       8.00%       8.00%       8.00%

The asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

                                                                Percentage of
                                                                 Plan Assets
--------------------------------------------------------------------------------
Asset Class                                                   2004         2003
--------------------------------------------------------------------------------
Equity securities                                             36.6%        34.6%
Debt securities                                               63.0%        65.1%
Cash and cash equivalents                                       .4%          .3%
--------------------------------------------------------------------------------
     Total                                                   100.0%       100.0%
================================================================================

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

                    Expected Long-Term                           Contribution to
Asset Class           Return on Class     X    Allocation   =      Assumption
--------------------------------------------------------------------------------
Equity securities         9 - 11%                 33.3%           3.0% - 3.67%
Fixed income              6 - 7%                  66.7%           4.0% - 4.67%
--------------------------------------------------------------------------------
                                                                  7.0% - 8.34%
================================================================================

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

The pension cost for 2004, 2003 and 2002 for the supplemental executive retirement plan was $110,000, $145,000 and $177,000 respectively, and included the following components:

(In thousands)                                         2004      2003      2002
-------------------------------------------------------------------------------
Service cost - benefits earned during the year        $ (57)    $ (24)    $ (13)
Interest cost on projected benefit obligations          117       107       124
Net amortization and deferral                            50        62        66
-------------------------------------------------------------------------------
Net periodic pension cost                             $ 110     $ 145     $ 177
===============================================================================

A summary of the activity in the supplemental executive retirement plan's benefit obligation, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2004 and 2003, is as follows:

(In thousands)                                              2004          2003
-------------------------------------------------------------------------------
Benefit obligation:
     Balance, January 1                                   $ 1,695       $ 1,878
     Service cost                                             (57)          (24)
     Interest cost                                            117           107
     Actuarial loss (gain)                                    211          (266)
-------------------------------------------------------------------------------
Balance, December 31                                      $ 1,966       $ 1,695
===============================================================================
Funded status:
     Unfunded projected benefits obligation               $(1,966)      $(1,695)
     Unrecognized prior service cost                          353           404
     Unrecognized actuarial loss                              317           105
-------------------------------------------------------------------------------
     Accrued pension cost                                  (1,296)       (1,186)
     Minimum liability adjustment                            (595)         (419)
-------------------------------------------------------------------------------
Accrued pension cost                                      $(1,891)      $(1,605)
===============================================================================

The accumulated benefit obligation was $1,891,000 and $1,605,000 for the periods ended December 31, 2004 and 2003, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid on the plan were $9,000 in 2004 and no benefits were paid in 2003 and 2002. Expected future benefits over the next 10 years are as follows:

                     2005                          $    34,000
                     2006                               34,000
                     2007                               34,000
                     2008                              201,000
                     2009                              201,000
                     2010 - 2014                     1,005,000

The major assumptions used to determine the projected benefit obligation and net benefit cost are the same as those in the defined plan explained above.

The provisions of SFAS 87, "Employers' Accounting for Pensions," required the Company to record an additional minimum liability of $595,000 and $419,000 at December 31, 2004 and 2003, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amounts previously recorded. The additional liability is offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $353,000 and $404,000 at December 31, 2004 and 2003,
respectively, are included in other intangible assets on the accompanying consolidated balance sheets. The remaining amount at December 31, 2004 of $242,000 is recorded, net of tax, as an accumulated other comprehensive loss.

The Company maintains a noncontributory profit sharing plan, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2004, 2003 and 2002 was $1,781,000, $1,755,000 and $1,632,000, respectively.

The Company sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2004, 2003 and 2002 were $349,000, $333,000 and $277,000, respectively.

Note 14
Stock Option and Bonus Plans

The Company maintains a restricted stock bonus plan which provides for the issuance of up to 115,500 shares of Common Stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees and non-employee directors of the Company as a means of retaining and rewarding them for long-term performance. During 2004, 2003 and 2002, 3,886 shares, 6,501 shares and 1,040 shares, respectively, were granted with weighted average per share market prices of $32.91 in 2004, $24.74 in 2003 and $21.21 in 2002. The
fair value of such shares, which is based on the market price on the date of grant, has been recorded in the consolidated financial statements through the establishment of a contra shareholders' equity account which is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $96,000 for 2004, $57,000 for 2003 and $22,000 for 2002. At
December 31, 2004 the weighted-average grant date fair value and weighted average contractual life for outstanding shares of restricted stock was $28.24 and .9 years, respectively.

A summary of restricted stock bonus share activity follows:

                                                  2004        2003        2002
-------------------------------------------------------------------------------
Awards available for grant beginning of year     58,641      65,142      66,182
     Restricted shares awarded                   (3,886)     (6,501)     (1,040)
-------------------------------------------------------------------------------
Awards available for grant end of year           54,755      58,641      65,142
===============================================================================

The Company also maintains a performance-based stock option plan, which provides for the granting of options to acquire up to 462,000 shares of Company Common Stock. Options currently vest and expire over a period not to exceed seven years.

The following table summarizes stock options outstanding as of December 31, 2004:

                                                    Weighted Average
          Exercise               Options                Remaining
            Price              Outstanding          Contractual Life
        --------------------------------------------------------------
           $17.63                 2,930                    2.01 years
            19.91                 4,042                    2.00
            21.33                 2,310                    2.00
            21.86                62,637                    2.00
            22.04                 7,240                    1.54
            22.50                12,000                    6.00
            24.75                 3,543                    6.00
            30.27                 5,871                    7.00
            35.91                 2,759                    7.00
            38.01                 1,500                    7.00

Changes in options outstanding were as follows:

                                                                Weighted Average
                                                    Shares       Exercise Price
--------------------------------------------------------------------------------
Balance at December 31, 2001                        171,925          $15.65
Granted                                               6,930           19.92
Exercised                                           (44,850)           8.94
Forfeited                                            (4,042)          21.86
--------------------------------------------------------------------------------
Balance at December 31, 2002                        129,963           18.01
Granted                                              15,543           23.01
Exercised                                           (27,508)          10.81
Forfeited                                            (6,930)          19.92
--------------------------------------------------------------------------------
Balance at December 31, 2003                        111,068           20.37
Granted                                              10,130           32.95
Exercised                                           (14,406)          13.14
Forfeited                                            (1,960)          21.86
--------------------------------------------------------------------------------
Balance at December 31, 2004                        104,832          $22.55
================================================================================

At December 31, 2004, 20,813 shares were exercisable with a weighted average exercise price of $21.43. The restricted stock bonus plan and the performance-based stock option plan have both been approved by the Company's Shareholders.

Note 15
Other Operating Expense

Details of other operating expense for 2004, 2003 and 2002 are as follows:

(In thousands)                                     2004        2003        2002
--------------------------------------------------------------------------------
Postage, printing and supplies                   $ 2,342     $ 2,886     $ 2,906
Advertising and business development               1,720       1,929       1,382
Professional fees                                  2,522       2,268       1,964
Outside service fees                               1,527       1,316       1,175
Data processing services                             210         207         231
Telecommunications                                   548         561         510
Other                                              2,056       2,014       1,192
--------------------------------------------------------------------------------
Total other operating expense                    $10,927     $11,181     $ 9,360
================================================================================

Note 16
Income Taxes

The components of income tax expense (benefit) for 2004, 2003 and 2002 are as follows:

(In thousands)                               2004           2003           2002
-------------------------------------------------------------------------------
Current:
     Federal                              $ 3,354        $ 3,571        $ 2,883
     State                                    498            481            419
     Deferred                                (590)          (599)          (315)
-------------------------------------------------------------------------------
Total income tax expense                  $ 3,262        $ 3,453        $ 2,987
===============================================================================

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 34% for 2004, 2003 and 2002 to income before income tax expense, to reported income tax expense is as follows:

(In thousands)                                     2004        2003        2002
-------------------------------------------------------------------------------
Expected income tax expense                     $ 3,831     $ 3,861     $ 3,502
(Reductions) increases resulting from:
     Tax-exempt income                             (964)       (793)       (800)
     State taxes, net of federal benefit            328         317         277
     Other, net                                      67          68           8
-------------------------------------------------------------------------------
Total income tax expense                        $ 3,262     $ 3,453     $ 2,987
===============================================================================

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

(In thousands)                                              2004          2003
-------------------------------------------------------------------------------
Deferred tax assets:
     Allowance for loan losses                            $ 2,123       $ 1,952
     Accrued pension cost                                     841           783
     Tax loss carryforward1                                   700            --
     Deferred revenue                                         672           626
     Unrealized loss minimum pension liability                 82             5
     Other                                                    520           491
-------------------------------------------------------------------------------
       Total deferred tax assets                            4,938         3,857
-------------------------------------------------------------------------------
Deferred tax liabilities:
     Unrealized gain on investment in debt
       and equity securities available-for-sale              (362)         (583)
     Premises and equipment                                  (403)         (641)
     Intangibles                                             (514)         (532)
     Other                                                   (148)         (179)
-------------------------------------------------------------------------------
       Total deferred tax liabilities                      (1,427)       (1,935)
-------------------------------------------------------------------------------
Net deferred tax assets                                   $ 3,511       $ 1,922
===============================================================================

1. As of December 31, 2004, the Company had approximately $2 million of net operating loss carryforwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carryforward is subject to Section 382 of the Internal Revenue Code and limits the Company's use to approximately $120,000 per year during the carryforward period, which expires in 2019.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2004 or 2003, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

Note 17
Contingencies

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 18
Disclosures About Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2004, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters at December 31, 2004 and 2003:

(In thousands)                                                 2004         2003
--------------------------------------------------------------------------------
     Conditional commitments to extend credit               $20,524      $20,941
     Standby letters of credit                                6,097        4,516
     Commercial letters of credit                             1,091          347
--------------------------------------------------------------------------------

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2004 and 2003:

                                                    2004                    2003
                                            --------------------------------------------
                                            Carrying      Fair      Carrying      Fair
(In thousands)                               Amount       Value      Amount       Value
----------------------------------------------------------------------------------------
Balance sheet assets:
     Cash and cash equivalents              $ 87,543    $ 87,543    $ 62,367    $ 62,367
     Investment in debt and
       equity securities                      77,130      77,130      69,147      69,147
     Loans, net                              494,411     493,066     463,526     464,502
     Accrued interest receivable               2,588       2,588       2,231       2,231
----------------------------------------------------------------------------------------
Total                                       $661,672    $660,327    $597,271    $598,247
========================================================================================
Balance sheet liabilities:
     Deposits                               $275,629    $275,683    $272,428    $273,235
     Accounts and drafts payable             358,473     358,473     299,989     299,989
     Short-term borrowings                       127         127         123         123
     Subordinated convertible debentures       3,700       3,675          --          --
     Accrued interest payable                    226         226         150         150
----------------------------------------------------------------------------------------
Total                                       $638,155    $638,184    $572,690    $573,497
========================================================================================

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

Subordinated Convertible Debentures The fair value of convertible subordinated debentures is estimated by discounting the projected future cash flows using estimated current rates for similar borrowings.

Commitments to Extend Credit and Standby Letters of Credit The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present credit-worthiness of such counterparties. The Company believes such commitments have been made at terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon.

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

Note 19
Industry Segment Information

The services provided by the Company are classified into three reportable segments: Information Services, Banking Services and Government Software Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements.

The Information Services segment provides freight, utility and telecommunication invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately-held businesses and churches. The Government Software Services segment provides integrated financial, property and human resource management systems to cities, counties, and other public entities.

The Company's accounting policies for segments are the same as those described in Note 1 of this report. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value. Information for prior periods have been restated to reflect changes in the composition of the Company's segments.

All revenue originates from and all long-lived assets are located within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

Summarized information about the Company's operations in each industry segment for the periods ended December 31, 2004, 2003 and 2002, is as follows:

                                                                         Government      Corporate
                                        Information       Banking         Software         and
(In thousands)                           Services         Services        Services      Eliminations       Total
------------------------------------------------------------------------------------------------------------------
2004
Fee revenue and other income:
       Income from customers             $  32,320       $   1,727       $   5,157       $      --       $  39,204
       Intersegment income                      --           1,467              --          (1,467)             --
Net interest income (expense) after
   provision for loan losses:
       Interest from customers              15,652          11,436              --              --          27,088
       Intersegment interest                    62             (62)             --              --              --
Depreciation and amortization                2,904             314             602              60           3,880
Income taxes                                 2,006           2,203            (947)             --           3,262
Net income                                   6,225           3,656          (1,876)             --           8,005
Goodwill                                     4,262             171           2,927              --           7,360
Other intangible assets, net                   805              --           1,225             353           2,383
Total assets                               397,722         314,625           5,539          (1,365)        716,521
------------------------------------------------------------------------------------------------------------------
2003
Fee revenue and other income:
       Income from customers             $  30,454       $   1,917       $   7,696       $      --       $  40,067
       Intersegment income                      --           1,512              --          (1,512)             --
Net interest income (expense) after
   provision for loan losses:
       Interest from customers              15,039          11,153              --              --          26,192
       Intersegment interest                   155            (155)             --              --              --
Depreciation and amortization                3,428             491             590              71           4,580
Income taxes                                 1,153           2,232              68              --           3,453
Net income                                   4,090           3,705             107              --           7,902
Goodwill                                       223              --           2,927              --           3,150
Other intangible assets, net                    --              --           1,536             404           1,940
Total assets                               335,955         328,412           7,488         (25,939)        645,916
------------------------------------------------------------------------------------------------------------------
2002
Fee revenue and other income:
       Income from customers             $  26,195       $   1,835             N/A       $      --       $  28,030
       Intersegment income                      --           1,511             N/A          (1,511)             --
Net interest income (expense) after
   provision for loan losses:
       Interest from customers              17,244          11,600             N/A              --          28,844
       Intersegment interest                  (106)            106             N/A              --              --
Depreciation and amortization                3,460             453             N/A              65           3,978
Income taxes                                   553           2,434             N/A              --           2,987
Net income                                   3,220           4,092             N/A              --           7,312
Goodwill                                       223              --             N/A              --             223
Other intangible assets, net                    --              --             N/A             379             379
Total assets                               293,428         315,294             N/A         (36,489)        572,233
------------------------------------------------------------------------------------------------------------------

Note 20
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) as of December 31, 2004 and 2003, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2004.

                                                        Condensed Balance Sheets
                                                              December 31
                                                        ------------------------
(In thousands)                                             2004           2003
--------------------------------------------------------------------------------
Assets:
     Cash and due from banks                            $  8,595       $    346
     Short-term investments                               56,395         26,666
     Investment in debt and equity securities,
         available-for-sale                               71,933         63,679
     Loans, net                                          216,826        207,134
     Investment in subsidiary                             37,150         32,709
     Premises and equipment, net                          10,746         11,879
     Other assets                                         35,031         27,756
--------------------------------------------------------------------------------
Total assets                                            $436,676       $370,169
================================================================================
Liabilities and Shareholders' Equity:
     Accounts and drafts payable                        $358,473       $299,989
     Subordinated convertible debentures                   3,700             --
     Other liabilities                                     4,914          5,388
--------------------------------------------------------------------------------
Total liabilities                                        367,087        305,377
Total shareholders' equity                                69,589         64,792
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $436,676       $370,169
================================================================================

                                                  Condensed Statements of Income
                                                            December 31
                                                  ------------------------------
(In thousands)                                      2004       2003       2002
--------------------------------------------------------------------------------
Income from subsidiary:
     Dividends                                    $    --    $   870    $ 2,100
     Interest                                          75        163         41
     Management fees                                1,032        870        776
--------------------------------------------------------------------------------
     Income from subsidiary                         1,107      1,903      2,917
Information services revenue                       30,695     28,440     24,622
Net interest income after provision                14,574     13,973     16,119
Gains on sales of investment securities             1,045      1,415      1,313
Other income                                          581        599        259
--------------------------------------------------------------------------------
       Total income                                48,002     46,330     45,230
--------------------------------------------------------------------------------
Expenses:
     Salaries and employee benefits                28,963     28,397     26,884
     Other expenses                                10,808     11,820     12,474
--------------------------------------------------------------------------------
       Total expenses                              39,771     40,217     39,358
--------------------------------------------------------------------------------
Income before income tax and equity in
     undistributed income of subsidiary             8,231      6,113      5,872
Income tax expense                                  2,006      1,153        552
--------------------------------------------------------------------------------
Income before undistributed income
     of subsidiary                                  6,225      4,960      5,320
Equity in undistributed income of subsidiary        1,780      2,942      1,992
--------------------------------------------------------------------------------
Net income                                        $ 8,005    $ 7,902    $ 7,312
================================================================================

Condensed Statements of Cash Flows

                                                                 December 31
                                                     ----------------------------------
(In thousands)                                          2004         2003         2002
---------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                      $  8,005     $  7,902     $  7,312
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Equity in undistributed income
         of subsidiary                                 (1,780)      (2,942)      (1,992)
       Net change in other assets                      (4,077)      (5,948)       3,249
       Net change in other liabilities                   (651)       1,421         (322)
       Amortization of stock bonus awards                  96           57           22
       Other, net                                       2,440        3,223          709
---------------------------------------------------------------------------------------
         Net cash provided by
           operating activities                         4,033        3,713        8,978
---------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net (increase) decrease in securities             (8,254)      (8,825)      22,797
     Net increase in loans                             (9,692)      (1,894)     (26,893)
     Payment for business acquisitions, net of
       cash acquired                                   (2,092)          --           --
     Purchase of bank owned life insurance                 --           --      (10,000)
     Purchases of premises and equipment, net          (1,197)        (605)      (1,990)
---------------------------------------------------------------------------------------
         Net cash used in investing activities        (21,235)     (11,324)     (16,086)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase (decrease) in accounts
         and drafts payable                            58,484       72,098      (68,173)
     Advances from subsidiary                              --      (35,861)      35,861
     Cash dividends paid                               (3,025)      (2,814)      (2,628)
     Purchases of common shares for treasury               --       (1,764)        (383)
     Other financing activities                          (279)         365          368
---------------------------------------------------------------------------------------
       Net cash provided by (used in)
         financing activities                          55,180       32,024      (34,955)
---------------------------------------------------------------------------------------
     Net increase (decrease) in cash and
       cash equivalents                                37,978       24,413      (42,063)
Cash and cash equivalents at beginning of year         27,012        2,599       44,662
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of year             $ 64,990     $ 27,012     $  2,599
=======================================================================================

Note 21
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

                                          First        Second       Third       Fourth
(In thousands, except per share data)    Quarter      Quarter      Quarter      Quarter        YTD
----------------------------------------------------------------------------------------------------
2004
Fee revenue and other income             $ 9,767      $ 9,362      $ 9,606      $10,469      $39,204
Interest income                            7,140        7,212        7,875        8,506       30,733
Interest expense                             567          738          828          962        3,095
----------------------------------------------------------------------------------------------------
   Net interest income                     6,573        6,474        7,047        7,544       27,638
Provision for loan losses                    200          150          150           50          550
Operating expense                         13,482       13,313       13,796       14,434       55,025
Income tax expense                           811          673          734        1,044        3,262
Net income                               $ 1,847      $ 1,700      $ 1,973      $ 2,485      $ 8,005
Net income per share:
   Basic earnings per share              $   .50      $   .47      $   .53      $   .68      $  2.18
   Diluted earnings per share                .50          .45          .53          .67         2.15
====================================================================================================
2003
Fee revenue and other income             $ 9,321      $10,686      $10,300      $ 9,760      $40,067
Interest income                            7,139        6,929        6,963        7,212       28,243
Interest expense                             460          444          449          508        1,861
----------------------------------------------------------------------------------------------------
   Net interest income                     6,679        6,485        6,514        6,704       26,382
Provision for loan losses                     90           --           --          100          190
Operating expense                         13,796       13,895       13,857       13,356       54,904
Income tax expense                           596        1,037          935          885        3,453
Net income                               $ 1,518      $ 2,239      $ 2,022      $ 2,123      $ 7,902
Net income per share:
   Basic earnings per share              $   .41      $   .61      $   .56      $   .57      $  2.15
   Diluted  earnings per share               .41          .60          .55          .57         2.13
====================================================================================================

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cass Information Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cass Information Systems, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

St. Louis, Missouri
March 11, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the period covered by this annual report.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentations.

Under the supervision and with the participation of our management, including principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Cass Information Systems, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Cass Information Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Cass Information Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cass Information Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

St. Louis, Missouri
March 11, 2005

ITEM 9B. OTHER INFORMATION

NONE

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders ("2005 Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission (SEC) no later than 120 days after the close of the fiscal year. The following sections of the 2005 Proxy Statement are incorporated herein by reference: "Election of Directors" and "Executive Officers" (please note that "Section 16(a) Beneficial Ownership Compliance" is within the "Executive Officers" section).

The Company has adopted a Code of Conduct and Business Ethics policy, applicable to all Company directors, executive officers and employees. Pursuant to Nasdaq listing requirements, the policy is publicly available and can be viewed on the Company's website at www.cassinfo.com.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the section "Executive Officers" of the Company's 2005 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section "Executive Officers" of the Company's 2005 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference from the section "Executive Officers" of the Company's 2005 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees billed by the Company's principal accountant for services is incorporated herein by reference from the section "Independent Auditors" of the Company's 2005 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are incorporated by reference in or filed as an exhibit to this Report:

            (1) and (2)   Financial Statements and Financial Statement Schedules
                          Submitted as a separate section of this report.

      (b)   Exhibits

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

                  4     5.33% subordinated convertible debentures

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

                  23    Consent of Independent Registered Public Accounting Firm

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

                                           CASS INFORMATION SYSTEMS, INC.


Date: March 14, 2005                 By       /s/ Lawrence A. Collett
                                        ----------------------------------------
                                                  Lawrence A. Collett
                                          Chairman and Chief Executive Officer


Date: March 14, 2005                 By       /s/ Eric H. Brunngraber
                                        ----------------------------------------
                                                  Eric H. Brunngraber
                                                Vice President-Secretary
                                        (Chief Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.

Date: March 14, 2005                 By        /s/ Robert J. Bodine
                                        ----------------------------------------
                                                   Robert J. Bodine


Date: March 14, 2005                 By        /s/ Eric H. Brunngraber
                                        ----------------------------------------
                                                   Eric H. Brunngraber


Date: March 14, 2005                 By        /s/ Bryan S. Chapell
                                        ----------------------------------------
                                                   Bryan S. Chapell


Date: March 14, 2005                 By        /s/ Lawrence A. Collett
                                        ----------------------------------------
                                                   Lawrence A. Collett


Date: March 14, 2005                 By        /s/ Thomas J. Fucoloro
                                        ----------------------------------------
                                                   Thomas J. Fucoloro


Date: March 14, 2005                 By        /s/ Wayne J. Grace
                                        ----------------------------------------
                                                   Wayne J. Grace


Date: March 14, 2005                 By        /s/ Harry J. Krieg
                                        ----------------------------------------
                                                   Harry J. Krieg


Date: March 14, 2005                 By        /s/ Howard A. Kuehner
                                        ----------------------------------------
                                                   Howard A. Kuehner


Date: March 14, 2005                 By        /s/ Jake Nania
                                        ----------------------------------------
                                                   Jake Nania


Date: March 14, 2005                 By        /s/ Irving A. Shepard
                                        ----------------------------------------
                                                   Irving A. Shepard


Date: March 14, 2005                 By        /s/ A. J. Signorelli
                                        ----------------------------------------
                                                   A. J. Signorelli