Form 10-Q
period 2005-03-31
CASS INFORMATION SYSTEMS INC
filed 2005-05-09
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005
                           Commission File No. 2-80070

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

                               Yes |X|   No |_|

      The number of shares outstanding of registrant's only class of stock as of May 4, 2005: Common stock, par value $.50 per share - 3,679,126 shares outstanding.

--------------------------------------------------------------------------------
      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

      Item 1. FINANCIAL STATEMENTS

              Consolidated Balance Sheets
                March 31, 2005 (unaudited) and December 31, 2004 (unaudited)   3

              Consolidated Statements of Income
                Three months ended March 31, 2005 and 2004 (unaudited) ......  4

              Consolidated Statements of Cash Flows
                Three months ended March 31, 2005 and 2004 (unaudited) ......  5

              Notes to Consolidated Financial Statements (unaudited) ........  6

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS ................................... 11

      Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .... 20

      Item 4. CONTROLS AND PROCEDURES ....................................... 20

PART II - Other Information - Items 1. - 6. ................................. 21

      SIGNATURES ............................................................ 22

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                              March 31     December 31
                                                                2005          2004
Assets
Cash and due from banks                                       $  21,653     $  23,131
Federal funds sold and other short-term investments              89,892        64,412
                                                              ---------     ---------
     Cash and cash equivalents                                  111,545        87,543
                                                              ---------     ---------
Investment in debt and equity securities
     available-for-sale, at fair value                           63,952        77,130

Loans                                                           508,997       500,448
     Less: Allowance for loan losses                              5,806         6,037
                                                              ---------     ---------
         Loans, net                                             503,191       494,411
                                                              ---------     ---------
Premises and equipment, net                                      11,840        12,187
Investment in bank owned life insurance                          11,207        11,090
Payments in excess of funding                                     8,428         6,998
Goodwill                                                          7,346         7,360
Other intangible assets, net                                      2,262         2,383
Other assets                                                     16,699        17,419
                                                              ---------     ---------
           Total assets                                       $ 736,470     $ 716,521
                                                              =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                      $  97,224     $  96,362
     Interest-bearing                                           195,013       179,267
                                                              ---------     ---------
         Total deposits                                         292,237       275,629
Accounts and drafts payable                                     360,510       358,473
Short-term borrowings                                               165           127
Subordinated convertible debentures                               3,700         3,700
Other liabilities                                                 9,195         9,003
                                                              ---------     ---------
         Total liabilities                                      665,807       646,932
                                                              ---------     ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                           --            --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized and 4,494,510
   shares issued at March 31, 2005 and
   December 31, 2004, respectively                                2,247         2,247
Additional paid-in capital                                       18,450        18,370
Retained earnings                                                66,679        64,685
Common shares in treasury, at cost (817,184 shares at
   March 31, 2005 and 807,262 shares at December 31, 2004)      (16,550)      (16,096)
Unamortized stock bonus awards                                     (201)         (160)
Accumulated other comprehensive income                               38           543
                                                              ---------     ---------
         Total shareholders' equity                              70,663        69,589
                                                              ---------     ---------
           Total liabilities and shareholders' equity         $ 736,470     $ 716,521
                                                              =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                                    Three Months Ended
                                                                         March 31
                                                                ------------------------
                                                                   2005          2004
Fee Revenue and Other Income:
Information services payment and processing revenue             $    8,592    $    7,598
Software revenue                                                     1,680         1,179
Bank service fees                                                      358           414
Gains on sales of investment securities                                547           441
Other                                                                  184           135
                                                                ----------    ----------
Total fee revenue and other income                                  11,361         9,767
                                                                ----------    ----------

Interest Income:
Interest and fees on loans                                           7,426         6,454
Interest and dividends on debt and equity securities:
     Taxable                                                           173            97
     Exempt from federal income taxes                                  393           427
Interest on federal funds sold and
   other short-term investments                                        526           162
                                                                ----------    ----------
       Total interest income                                         8,518         7,140
                                                                ----------    ----------

Interest Expense:
Interest on deposits                                                   942           567
Interest on short-term borrowings                                        1            --
Interest on subordinated convertible debentures                         49            --
                                                                ----------    ----------
       Total interest expense                                          992           567
                                                                ----------    ----------
         Net interest income                                         7,526         6,573
Provision for loan losses                                              200           200
                                                                ----------    ----------
         Net interest income after provision for loan losses         7,326         6,373
                                                                ----------    ----------

Operating Expense:
Salaries and employee benefits                                      10,344         9,157
Occupancy                                                              500           458
Equipment                                                              837         1,025
Amortization of intangible assets                                      121            78
Other operating                                                      2,740         2,764
                                                                ----------    ----------
       Total operating expense                                      14,542        13,482
                                                                ----------    ----------
         Income before income tax expense                            4,145         2,658
Income tax expense                                                   1,378           811
                                                                ----------    ----------
         Net income                                             $    2,767    $    1,847
                                                                ==========    ==========

Earnings per share:
         Basic                                                  $      .75    $      .50
         Diluted                                                $      .74    $      .50
Weighted average shares outstanding:
         Basic                                                   3,674,548     3,668,393
         Diluted                                                 3,797,034     3,708,419

     See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                              Three Months Ended
                                                                                   March 31
                                                                           -----------------------
                                                                             2005          2004
Cash Flows From Operating Activities:
Net income                                                                 $   2,767     $   1,847
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                             737         1,046
       Gains on sales of investment securities                                  (547)         (441)
       Provision for loan losses                                                 200           200
       Amortization of stock bonus awards                                         29            20
       Deferred income tax benefit                                              (260)         (474)
       Increase in pension liability                                             335           296
       Increase in income tax liability                                          754           662
       Increase in payments in excess of funding                              (1,430)       (1,320)
       Change in other assets                                                  1,176          (241)
       Change in other liabilities                                              (897)         (583)
       Other operating activities, net                                           (38)           --
                                                                           ---------     ---------
       Net cash provided by operating activities                               2,826         1,012
                                                                           ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available-for-sale               12,950        12,052
Proceeds from maturities of debt and equity securities
   available-for-sale                                                         19,000         3,200
Purchase of debt and equity securities available-for-sale                    (19,004)      (10,407)
Net (increase) decrease in loans                                              (8,980)        8,550
Purchases of premises and equipment, net                                        (256)         (571)
                                                                           ---------     ---------
         Net cash provided by investing activities                             3,710        12,824
                                                                           ---------     ---------

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits                   862       (16,575)
Net increase (decrease) in interest-bearing demand and savings deposits          391        (7,128)
Net increase in time deposits                                                 15,355        19,970
Net increase (decrease) increase in accounts and drafts payable                2,037       (32,823)
Purchase of common shares for treasury                                          (586)           --
Net increase (decrease) in short-term borrowings                                  38           (16)
Cash proceeds from exercise of stock options                                      98           111
Tax benefit from exercise of stock options and bonuses                            43            85
Cash paid for stock dividend fractional shares                                    --            (4)
Cash dividends paid                                                             (772)         (703)
                                                                           ---------     ---------
         Net cash provided by (used in) financing activities                  17,466       (37,083)
                                                                           ---------     ---------
Net increase (decrease) increase in cash and cash equivalents                 24,002       (23,247)
Cash and cash equivalents at beginning of period                              87,543        62,367
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                 $ 111,545     $  39,120
                                                                           =========     =========

Supplemental information:
         Cash paid for interest                                            $     897     $     513
         Cash paid for income taxes                                              475           660

     See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s ("the Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended March 31, 2005 and December 31, 2004 are as follows:

                                               March 31, 2005                        December 31, 2004
------------------------------------------------------------------------------------------------------------
                                       Gross Carrying      Accumulated       Gross Carrying      Accumulated
(In Thousands)                             Amount         Amortization           Amount         Amortization
------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
   Customer list                           $   823          $  (123)             $   823          $  (110)
   Acquired software                         1,886             (677)               1,886             (569)
------------------------------------------------------------------------------------------------------------
       Total amortized intangibles           2,709             (800)               2,709             (679)
------------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                                  7,573             (227)*              7,587             (227)*
   Minimum pension liability                   353               --                  353               --
------------------------------------------------------------------------------------------------------------
       Total unamortized intangibles         7,926             (227)               7,940             (227)
------------------------------------------------------------------------------------------------------------
Total intangible assets                    $10,635          $(1,027)             $10,649          $  (906)
------------------------------------------------------------------------------------------------------------

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

Amortization of intangible assets amounted to $121,000 and $78,000 for the three month periods ended March 31, 2005 and 2004, respectively. Estimated amortization of intangibles over the next five years is as follows: $483,000 in 2005 and 2006, $227,000 for 2007 and 2008 and $170,000 in 2009.

Note 3 - Equity Investments in Non-Marketable Securities

During 2003, the Company converted a $2,000,000 investment in a private imaging company from a convertible debenture into common stock. As part of the conversion, the Company committed to investing an additional $1,100,000 when certain conditions were met. This additional commitment has funded and the total investment of the Company in this entity was $3,100,000 at March 31, 2005 and December 31, 2004. At March 31, 2005 the Company had a 19.99% ownership interest in this entity and the Chairman and CEO of the Company was a member of the entity's Board of Directors. In addition, the Company has extended a $2,400,000 line of credit for working capital purposes to this entity, with a 50% interest sold to a new non-affiliated majority owner. As of March 31, 2005 the Company's interest in this line amounted to $1,200,000 and all payments are current.

This business has performed poorly during the past few years and the new majority owner is currently in the process of stabilizing the business and improving its financial performance. However, should this business fail to meet its objectives, the Company's investment could be subject to future impairment.

This investment, along with $506,000 of other investments in non-marketable securities, is included in other assets on the Company's consolidated balance sheets.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended March 31, 2005 and 2004 are as follows:

                                                           Three Months Ended
                                                                March 31
                                                        ------------------------
(Dollars In Thousands Except Share and Per Share Data)     2005          2004
Calculation of basic earnings per share:
Net income                                              $    2,767    $    1,847
Weighted-average number of common shares outstanding     3,674,548     3,668,393
--------------------------------------------------------------------------------
Basic earnings per share                                $      .75    $      .50
================================================================================
Calculation of diluted earnings per share:
Net income                                              $    2,767    $    1,847
Net income effect of 5.33% convertible debentures               27
--------------------------------------------------------------------------------
Net income assuming dilution                            $    2,794    $    1,847
--------------------------------------------------------------------------------
Weighted-average number of common shares outstanding     3,674,548     3,668,393
Effect of dilutive stock options and awards                 45,723        40,026
Effect of 5.33% convertible debentures                      76,763            --
--------------------------------------------------------------------------------
Weighted-average number of common shares
  assuming dilution                                      3,797,034     3,708,419
--------------------------------------------------------------------------------
Diluted earning per share                               $      .74    $      .50
================================================================================

Note 5 - Stock Repurchases

The following table sets forth information about the Company's purchases of its $.50 par value Common Stock, its only class of stock registered pursuant to
Section 12 of the Exchange Act.

                                                                            Total Number of            Maximum
                                                                           Shares Purchased          Number that
                              Total Number              Average           As part of Publicly        May Yet Be
                                of Shares              Price Paid              Announced           Purchased Under
Period                          Purchased              per Share                Program              the Program
------------------------------------------------------------------------------------------------------------------
January 1-31, 2005                1,545                 $34.98                   1,545                  98,455
February 1 -28, 2005             15,000                  35.49                  15,000                  83,455
March 1-31, 2005                     --                     --                      --                  83,455
------------------------------------------------------------------------------------------------------------------
         Total                   16,545                 $35.44                  16,545                  83,455
------------------------------------------------------------------------------------------------------------------

The Company maintains a treasury stock buyback program and repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions. The Company did not repurchase any stock during the three months ended March 31, 2004.

Note 6 - Comprehensive Income

For the three-month periods ended March 31, 2005 and 2004, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2005 and 2004 is summarized as follows:

                                                                   Three Months Ended
                                                                         March 31
                                                                   -------------------
(In Thousands)                                                       2005        2004
--------------------------------------------------------------------------------------
Net income                                                         $ 2,767     $ 1,847

Other comprehensive income:
     Net unrealized (loss) gain on debt and equity
       securities available-for-sale, net of tax                      (144)        552
     Less: reclassification adjustment for realized gains on
       sales of debt and equity securities, available-for-sale,
       included in net income, net of tax                             (361)       (291)
--------------------------------------------------------------------------------------
     Total other comprehensive (loss) income                          (505)        261
     Total comprehensive income                                    $ 2,262     $ 2,108
--------------------------------------------------------------------------------------

Note 7 - Industry Segment Information

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

The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value. Information for prior periods has been restated to reflect changes in the composition of the Company's segments.

All revenue originates from and all long-lived assets are located within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

Summarized information about the Company's operations in each industry segment for the three-month periods ended March 31, 2005 and 2004, is as follows:

                                                                          Government    Corporate,
                                             Information      Banking      Software    Eliminations
(In Thousands)                                Services       Services      Services      and Other    Total
-------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 2005
   Total Revenues:
     Revenue from customers                    $ 13,488     $    3,519   $    1,680    $      --    $  18,687
     Intersegment revenue                            26            351           --         (377)          --
   Net income (loss)                              1,958            993         (184)         --         2,767
   Total assets                                 412,231        328,913        4,739       (9,413)     736,470
   Goodwill                                       4,263            156        2,927           --        7,346
   Other intangible assets, net                     761             --        1,148          353        2,262
Quarter Ended March 31, 2004
   Total Revenues:
     Revenue from customers                    $ 11,791     $    3,170   $    1,179    $      --    $  16,140
     Intersegment revenue                            19            355           --         (374)          --
   Net income                                     1,414            859         (426)          --        1,847
   Total assets                                 309,396        301,670        6,175       (5,918)     611,323
   Goodwill                                         223             --        2,927           --        3,150
   Other intangible assets, net                      --             --        1,458          404        1,862
-------------------------------------------------------------------------------------------------------------

Note 8 - Loans by Type

(In Thousands)                            March 31, 2005       December 31, 2004
--------------------------------------------------------------------------------
Commercial and industrial                    $124,726              $117,777
Real estate:
   Mortgage                                   176,463               182,476
   Mortgage - churches & related              170,685               164,235
   Construction                                17,995                16,694
   Construction - churches & related            4,920                 9,144
Industrial revenue bonds                        4,908                 4,955
Installment                                     1,690                 1,741
Other                                           7,610                 3,426
--------------------------------------------------------------------------------
Total loans                                  $508,997              $500,448
--------------------------------------------------------------------------------

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2005, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2005 the balance of unused loan commitments, standby and commercial letters of credit were $24,014,000, $6,189,000 and $1,040,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments and convertible subordinated debentures at March 31, 2005:

                                                               Amount of Commitment Expiration per Period
                                                               ------------------------------------------
                                                                     Less than       1-3        3-5      Over 5
(Dollars in thousands at March 31, 2005)                  Total       1 Year        Years      Years      Years
---------------------------------------------------------------------------------------------------------------
Operating lease commitments                               $4,214         $731      $1,011       $730     $1,742
Capital lease commitments                                     19           15           4         --         --
Convertible subordinated debentures*                       3,700                       --         --      3,700
---------------------------------------------------------------------------------------------------------------
     Total                                                $7,933         $746      $1,015       $730     $5,442
===============================================================================================================

* Includes principal payments only.

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 10 - Stock-Based Compensation

The Company maintains stock bonus and stock option plans. Upon issuance of shares in the stock bonus plan a contra shareholders' equity amount is recorded for the fair value of the shares at the time of issuance and this amount is amortized to expense over the three-year vesting period. The stock option plan is accounted for under APB 25, "Accounting for Stock Issued to Employees", and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", as amended. An entity that continues to apply APB 25 must disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for all stock-based compensation costs. The required disclosure provisions of SFAS 123 are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 5,885 options granted in the First Quarter of 2005 and 5,871 options granted in the First Quarter of 2004. The following table represents the effect on basic and diluted earnings per share and weighted average assumptions used for the periods ended March 31, 2005 and 2004:

                                                         Three Months Ended
                                                               March 31
                                                      -------------------------
(In Thousands)                                            2005           2004
--------------------------------------------------------------------------------
Net income:
  As reported                                         $    2,767      $   1,847
  Add: Stock based compensation expense
  included in reported net income, net of tax                 19             13
  Less: Stock based compensation expense
  determined under the fair value based method
  for all awards, net of tax                                 (24)           (20)
--------------------------------------------------------------------------------
Pro forma net income                                  $    2,762      $   1,840
--------------------------------------------------------------------------------
Net income effect of subordinated convertible
debentures                                                    27             --

Proforma net income assuming dilution                      2,789          1,840
Net income per common share:
  Basic, as reported                                  $      .75      $     .50
  Basic, pro forma                                           .75            .50

  Diluted, as reported                                       .74            .50
  Diluted, pro forma                                         .73            .50
--------------------------------------------------------------------------------
Weighted average assumptions:
  Risk-free interest rate                                   3.97%          3.31%
  Expected life                                            7 yrs.         7 yrs.
  Expected volatility                                         15%            15%
  Dividend yield                                            2.32%          2.52%
--------------------------------------------------------------------------------

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

The following table represents the components of the net periodic pension costs for 2004 and an estimate for 2005:
                                                           Estimated     Actual
(In Thousands)                                                2005        2004
--------------------------------------------------------------------------------
Service cost - benefits earned during the year              $ 1,245     $ 1,186
Interest cost on projected benefit obligation                 1,370       1,237
Expected return on plan assets                               (1,393)     (1,233)
Net amortization                                                115          60
--------------------------------------------------------------------------------
Net periodic pension cost                                   $ 1,337     $ 1,250
--------------------------------------------------------------------------------

Pension costs recorded to expense were $312,000 and $260,000 for the First Quarter of 2005 and 2004, respectively. The Company has not made any contribution to the plan during the three-month period ended March 31, 2005, but is expecting to contribute approximately $1,221,000 in 2005.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2004 and an estimate for 2005:

                                                          Estimated      Actual
(In Thousands)                                               2005         2004
--------------------------------------------------------------------------------
Service cost - benefits earned during the year              $  --         $ (57)
Interest cost on projected benefit obligation                 117           117
Net amortization                                               50            50
--------------------------------------------------------------------------------
Net periodic pension cost                                   $ 167         $ 110
--------------------------------------------------------------------------------

Pension costs recorded to expense were $30,000 and $36,000 for the First Quarter of 2005 and 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. (the "Company" or "Cass") provides payment and information processing services to national manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts and Greenville, South Carolina. The Company's services include freight invoice rating, payment processing, auditing, and the generation of cost accounting and transportation information. Cass also processes and pays utility invoices, including electricity, gas and telecommunications. The Company significantly enhanced its telecommunication payment processing and audit capabilities with the acquisition of PROFITLAB, Inc. ("PROFITLAB") located in Greenville, South Carolina during 2004. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting our customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through its St Louis, Missouri based bank subsidiary, Cass Commercial Bank (the "Bank"), provides banking services in the St Louis metropolitan area and other selected cities in the United States. The Company acquired Franklin Bancorp located in Orange County, California in November 2004 and merged its subsidiary bank, Franklin Bank of California into the Bank. This acquisition will allow the company to establish branches in California to better serve existing customers and expand the Bank's customer base. In addition to supporting the Company's payment operations, the Bank also provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries. The Company, through the Bank's subsidiary, Government e-Management Solutions, Inc. ("GEMS"), also develops and licenses integrated financial, property and human resource management systems to the public sector.

The specific payment and information processing services provided to each customer are developed individually to meet each customer's specific requirements. These requirements can vary greatly from customer to customer. In addition, the degree of automation such as electronic data interchange ("EDI"), imaging, and web-enhanced solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest expense on its deposits. The Bank also assesses fees on other services such as cash management services. GEMS earns most of its revenue from the license of its enterprise software solutions and its installation and maintenance services.

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

Currently, management views Cass' most significant opportunity as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company's lead in applied technology, which, when combined with the security and processing controls of the Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue in 2005. The low level of interest rates has had a significant negative impact on net income over the past few years. The general level of interest rates, particularly short term interest rates, began to increase during 2004 and this has had a positive effect on net interest income. If these rates continue to rise, this positive impact on net interest income and net earnings should continue. Management had been pleased prior to 2004 with the growth in revenue generated by GEMS. However, during 2004 the sales of new systems declined sharply due mainly to a sluggish marketplace. In the First Quarter 2005, revenues for GEMS increased 42% or $501,000. The Company continues to invest in GEMS through system improvements and product enhancements and anticipates that the remainder of 2005 should continue to reflect improved results.

Critical Accounting Policies

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate and consistent in the past and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month periods ended March 31, 2005 (the First Quarter of 2005") compared to the three month period ended March 31, 2004 (the "First Quarter of 2004"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2004 Annual Report on Form 10-K. Results of operations for the First Quarter of 2005 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                   Three Months Ended
                                                         March 31
                                          --------------------------------------
                                                                             %
                                             2005          2004           Change
--------------------------------------------------------------------------------
Net income (In thousands)                 $   2,767     $   1,847          49.8%
Diluted earnings per share                $     .74     $     .50          48.0%
Return on average assets                       1.52%         1.13%           --
Return on average equity                      16.16%        11.52%           --

Fee Revenue and Other Income

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the First Quarter of 2005 and First Quarter of 2004 are as follows:

                                                       Three Months Ended
                                                             March 31
                                               ---------------------------------
                                                                             %
(In Thousands)                                    2005          2004      Change
--------------------------------------------------------------------------------
Freight Invoice Transaction Volume                  7,132         5,429    31.4%
Freight Invoice Dollar Volume                  $2,568,090    $2,221,646    15.6%
Utility Transaction Volume                          1,403         1,284     9.3%
Utility Transaction Dollar Volume              $1,029,235    $  934,361    10.2%
Payment and Processing Fees                    $    8,592    $    7,598    13.1%

Freight transaction volume for the First Quarter of 2005 increased mainly due to increased activity with existing accounts and a growing customer base. Total dollar volume processed by this division also increased during this period due to increased activity from existing clients and larger average freight charges. Fees for the period grew due to the increased volume and additional services provided. The increase in volume and fees from Utility transactions increased primarily due to new customers as the growth of this market continues. Revenues of PROFITLAB were $486,000 for the First Quarter of 2005.

Software revenue was up $501,000 or 42% from the First Quarter of 2004 primarily due to additional licenses sold. Bank service fees decreased $56,000 or 14% primarily due to a reduction in bank account analysis fees. This decrease was due primarily to the fact that service fees decrease as the credit allowance for non-interest bearing deposits increases with the general level of interest rates. Net gains of $547,000 and $441,000 were recognized on the sales of securities during the First Quarter of 2005 and 2004, respectively. Other income increased $49,000 in the First Quarter of 2005 primarily due to the sale of one property that had been foreclosed on in 2004.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the First Quarter of 2005 and First Quarter of 2004:

                                                   Three Months Ended
                                                         March 31
                                        ----------------------------------------
                                                                             %
(Dollars In Thousands)                      2005            2004          Change
--------------------------------------------------------------------------------
Average earning assets                  $   664,590     $   599,227        10.9%
Net interest income*                          7,755           6,826        13.6%
Net interest margin                            4.73%           4.58%         --
Yield on earning assets                        5.34%           4.96%         --
Rate on interest bearing liabilities           2.09%           1.34%         --

*Net interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

The increase in net interest income was primarily due to a significant increase in earning assets and an increase in yields on earning assets that exceeded the counteracting effect of increases in rates paid on deposit accounts. The increase in earning assets was funded by both an increase in accounts and drafts payable due to the increase in dollar volume processed and an increase in bank deposits due to the expansion of the Banks' customer base. Yields on earning assets and rates paid on deposit accounts both increased as the general level of interest rates increased. However, as the balances of earning assets greatly exceed the balances of interest-bearing deposits, the net effect on net interest margin was positive.

Total average loans increased $38,660,000 or 8% to $502,121,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable and growth in bank deposits. Total average investment in debt and equity securities increased $5,276,000 or 8% to $69,914,000 as the Company invested part of the increase in deposits and payables. Total average federal funds sold and other short-term investments increased $21,427,000 or 30% to $92,555,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables on the pages that follow.

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

                                                    First Quarter 2005                            First Quarter 2004
                                           -------------------------------------        -------------------------------------
                                                           Interest                                     Interest
                                            Average         Income/       Yield/         Average         Income/       Yield/
(Dollars in thousands)                      Balance         Expense        Rate          Balance         Expense        Rate
-----------------------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2),(3):
       Taxable                             $497,194        $  7,375        6.02%        $458,116        $  6,387        5.61%
       Tax-exempt (4)                         4,927              78        6.42            5,345             101        7.60
Debt and equity securities (5):
       Taxable                               28,569             172        2.44           23,785              97        1.64
       Tax-exempt (4)                        41,345             596        5.85           40,853             646        6.36
   Federal funds sold and other
     short-term investments                  92,555             526        2.30           71,128             162         .92
-----------------------------------------------------------------------------------------------------------------------------
Total earning assets                        664,590           8,747        5.34          599,227           7,393        4.96
Nonearning assets:
   Cash and due from banks                   24,051                                       18,857
Premises and equipment, net                  12,088                                       13,474
   Bank owned life insurance                 11,128                                       10,752
   Goodwill and other intangibles, net        9,698                                        5,063
   Other assets                              23,539                                       15,264
   Allowance for loan losses                 (6,067)                                      (5,560)
-----------------------------------------------------------------------------------------------------------------------------
   Total assets                            $739,027                                     $657,077
-----------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                              $ 84,055             331        1.60%        $ 56,611        $     79         .56%
Savings deposits                             23,711              84        1.44           30,387              51         .68
   Time deposits of
     $100 or more                            48,556             324        2.71           48,454             267        2.22
   Other time deposits                       32,203             203        2.56           34,672             170        1.97
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits             188,525             942        2.03          170,124             567        1.34
   Short-term borrowings                        220               1        1.84              118              --          --
   Subordinated Debentures                    3,700              49        5.37               --              --          --
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                              192,445             992        2.09          170,242             567        1.34
Noninterest-bearing liabilities:
   Demand deposits                           97,349                                      100,436
   Accounts and drafts payable              370,652                                      313,593
   Other liabilities                          9,139                                        8,343
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                           669,585                                      592,614
Shareholders' equity                         69,442                                       64,463
Total liabilities and
   shareholders' equity                    $739,027                                     $657,077
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                        $  7,755                                     $  6,826
Net interest margin                                                        4.73%                                        4.58%
Interest spread                                                            3.25%                                        3.62%
-----------------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2004 Consolidated Financial Statements, filed with the Company's 2004 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $36,000 and $41,000 for the First Quarter of 2005 and 2004, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%. The tax-equivalent adjustment was approximately $229,000 and $253,000 for the First Quarter of 2005 and 2004, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

--------------------------------------------------------------------------------

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                         First Quarter
                                                         2005 Over 2004
                                                -------------------------------
(In Thousands)                                   Volume       Rate       Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1),(2):
     Taxable                                    $   533         455     $   988
     Tax-exempt (3)                                  (8)        (15)        (23)
   Debt and equity securities:
     Taxable                                         22          53          75
     Tax-exempt (3)                                   7         (57)        (50)
   Federal funds sold and other
     short-term investments                          60         304         364
-------------------------------------------------------------------------------
Total interest income                               614         740       1,354
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                  51         201         252
   Savings deposits                                 (13)         46          33
   Time deposits of $100 or more                      1          56          57
   Other time deposits                              (13)         46          33
   Short-term borrowings                             --           1           1
   Subordinated debentures                           24          25          49
-------------------------------------------------------------------------------
Total interest expense                               50         375         425
-------------------------------------------------------------------------------
Net interest income                             $   564     $   365     $   929
-------------------------------------------------------------------------------
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 34%.

Allowance and Provision for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $200,000 provision made for loan losses during the First Quarter of 2005 and the First Quarter of 2004. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There was $431,000 of net loan charge-offs in the First Quarter of 2005 and $17,000 of net loan recoveries in the First Quarter 2004. Of the amount charged off in 2005, $425,000 was related to one commercial borrower that ceased operations.

The allowance for loan losses at March 31, 2005 was $5,806,000 and at December 31, 2004 was $6,037,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2005 was 1.14% compared to 1.21% at December 31, 2004. Nonperforming loans were $669,000 or .13% of total loans at March 31, 2005 compared to $538,000 or .11% of total loans at December 31, 2004.

At March 31, 2005, impaired loans totaled $2,839,000 which included $669,000 of nonperforming loans and one other loan with a balance of $2,170,000 that was renegotiated in 2003. Although current under the new terms of the contract, due to the financial condition of the borrower there still remains risk as to the collectibility of all amounts under the renegotiated agreement. Impaired loans at December 31, 2004 were $2,718,000, which included $366,000 of nonaccrual loans, $4,000 of loans contractually past due 90 days or more, $168,000 of renegotiated loans and $2,180,000 related to the loan renegotiated in 2003 mentioned above. The allowance for loan losses on impaired loans was $1,082,000 at March 31, 2005 and there were no impaired loans without an allowance for loan losses.

Total impaired loans decreased $778,000 from March 31, 2004 to March 31, 2005. This decrease was primarily due to one loan that had a balance of $731,000 at March 31, 2004 and is now current under the terms of the loan agreement. The remaining decrease is due primarily to reductions in principal balance of various impaired loans from March 31, 2004 to March 31, 2005. These reductions were partially offset by two loans on nonaccrual and in the process of liquidation at March 31, 2005. The first loan, with a balance of $294,000, is expected to be collected once the company is fully liquidated. The second loan, with a balance of $150,000, has a specific reserve set up for the amount of the expected shortfall.

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

Summary of Asset Quality

      The following table presents information as of and for the three-month periods ended March 31, 2005 and 2004 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                               Three Months Ended
                                                                     March 31
                                                            ------------------------
(Dollars in Thousands)                                        2005            2004
------------------------------------------------------------------------------------
Allowance at beginning of period                            $   6,037      $   5,506

Provision charged to expense                                      200            200
     Loans charged off                                           (448)            (1)
     Recoveries on loans previously charged off                    17              4
------------------------------------------------------------------------------------
     Net loan (charge-offs) recoveries                           (431)             3

Allowance at end of period                                  $   5,806      $   5,709
------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 502,121      $ 463,461
     March 31                                                 508,997        460,110
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.16%          1.23%
     March 31                                                    1.14%          1.24%
Nonperforming loans:
     Nonaccrual loans                                       $     669      $   1,041
     Loans past due 90 days or more                                --             --
     Renegotiated loans                                            --          2,410
------------------------------------------------------------------------------------
     Total non performing loans                             $     669      $   3,451
     Other impaired loans                                   $   2,170      $     166
     Foreclosed assets                                      $      --      $   1,234
------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                 .13%           .74%
------------------------------------------------------------------------------------

The Bank sold the two properties it had been carrying as other real estate owned as of March 31, 2004. One property with a balance of $859,000 at March 31, 2004 was sold in December 2004 at a net loss of $59,000. The second property with a balance of $375,000 at March 31,2004 was sold during the First Quarter of 2005 at a net gain of $38,000.

Operating Expense

Total operating expense for the First Quarter of 2005 increased $1,060,000 or 8% to $14,542,000 compared to the First Quarter of 2004 due primarily to operating expenses of PROFITLAB and expenses related to the 27% growth in processing activity.

Salaries and benefits expense increased $1,187,000 or 13% to $10,344,000 in the First Quarter of 2005 compared with the First Quarter of 2004. Salaries and benefits expense related to PROFITLAB was $447,000 for the quarter. The remaining increase for the First Quarter of 2005 was primarily due to an increase in profit-sharing expense and additional salaries and benefits necessary to support the increase in freight processing volume.

Occupancy expense for the First Quarter of 2005 increased $42,000 or 9% to $500,000 from the First Quarter of 2004. Occupancy expense related to PROFITLAB was $20,000 for the quarter. The remaining increase is due primarily to an increase in rent expense from the Bank expansion into Southern California and moving two of its existing bank branches to new locations in Missouri.

Equipment expense for the First Quarter of 2005 decreased $188,000 or 18% compared to the First Quarter of 2004. Equipment expense related to PROFITLAB was $21,000 for the quarter. The decrease relates primarily to software that was capitalized in 2000 and 2001 and is now fully amortized.

Amortization of intangible assets increased $43,000 or 55% to $121,000 for the First Quarter of 2005 compared to the same period of 2004. This increase relates to the software acquired from the acquisition of PROFITLAB.

Other operating expense for the First Quarter of 2005 decreased $24,000, or less than 1% compared to the First Quarter of 2004. Other operating expense related to PROFITLAB was $193,000 for the quarter. The decrease for the quarter was primarily from reductions in postage and other expenses in the Information Services division related to technology initiatives put into place over the past two years and a decrease in promotional expenses.

Income tax expense for the First Quarter of 2005 increased $567,000 or 70% compared to the First Quarter of 2004. The effective tax rate for the First Quarter of 2005 was 33.2% compared with 30.5% in the First Quarter of 2004. The increase in the effective tax rate was due to the lower relative effect of tax-exempt investment income to total income.

Financial Condition

Total assets at March 31, 2005 increased $19,949,000 or 3% from December 31, 2004. The most significant changes in asset balances during this period were federal funds sold and other short-term investments that increased $25,480,000 or 40%, investments in debt and equity securities that decreased $13,178,000 or 17% and loans, net of the allowance for loan losses, that increased $8,780,000 or 2%. Loans increased as the Bank continues to expand its customer base. Investments in debt and equity securities decreased as the Company sold $12,950,000 in securities as part of the Company's ongoing asset/liability program to manage liquidity and interest rate risk. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and is affected by the changes in the asset balances listed above and also changes in deposit and accounts and draft payable balances detailed below.

Total liabilities were $665,807,000, an increase of $18,875,000 or 3% from December 31, 2004. Total deposits at March 31, 2005 were $292,237,000, an increase of $16,608,000 or 6%. Accounts and drafts payable were $360,510,000, an increase of $2,037,000 or less than 1%. Total shareholders' equity at March 31, 2005 was $70,663,000, a $1,074,000 or 2% increase from December 31, 2004.

The increase in deposits reflects the Bank's ongoing marketing efforts to attract deposits. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" section of this report).

The increase in total shareholders' equity resulted from net income of $2,767,000, cash received on the exercise of stock options of $98,000, a $43,000 tax benefit on stock awards, $29,000 from the amortization of stock bonus awards, offset by dividends paid of $772,000 ($.21 per share), the repurchase of 16,545 shares of treasury stock for $586,000 and a decrease in other comprehensive income of $505,000.

Liquidity and Capital Resources

The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and were $111,545,000 at March 31, 2005, an increase of $24,002,000 or 27% from
December 31, 2004. At March 31, 2005 these assets represented 15% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $63,952,000 at March 31 2005 a decrease of $13,178,000 from December 31, 2004. These assets represented 9% of total assets at March 31, 2005. Of this total, 56% were state and political subdivision securities, 34% were U.S. Treasury securities, 9% were U.S. government agencies and 1% was other securities. Of the total portfolio, 33% mature in one year, 31% mature in one to five years, and 36% mature in five or more years. During the First Quarter of 2005 the Company sold securities with a market value of $12,950,000 and these funds were reinvested in federal funds sold and short-term investments.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $78,328,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $2,826,000 for the First Quarter of 2005 compared with $1,012,000 for the First Quarter of 2004. This increase is attributable to the significant increase in net income of $920,000, the sale of one foreclosed property and normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2005.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at March 31, 2005 and December 31, 2004:

March 31, 2005 (In Thousands)                                   Amount    Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                        $70,718    11.83%
         Cass Commercial Bank                                   36,776    12.01
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                        $61,212    10.24%
         Cass Commercial Bank                                   32,945    10.76
Tier I capital (to average assets)
         Cass Information Systems, Inc.                        $61,212     8.39%
         Cass Commercial Bank                                   32,945     9.97
-------------------------------------------------------------------------------

December 31, 2004 (In Thousands)                                Amount    Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                        $69,238    11.86%
         Cass Commercial Bank                                   36,634    12.01
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                        $59,501    10.19%
         Cass Commercial Bank                                   32,817    10.76
Tier I capital (to average assets)
         Cass Information Systems, Inc.                        $59,501     7.91%
         Cass Commercial Bank                                   32,817     9.46
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

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer will be an alternative to financial statement recognition. See Note 10 of this report for the pro forma net income and net income per share amounts, for First Quarter 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2005 has changed materially from that at December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive and Principal Financial Officers have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005 and based on their evaluation, believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the first quarter of 2005 in the Company's internal controls identified by the Chief Executive and Principal Financial Officers in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company maintains a treasury stock buyback program and as of March 31, 2005 was authorized by the Board of Directors to repurchase up to 83,455 shares of its Common Stock. The Company did repurchase 16,545 shares during the First Quarter of 2005 and did not repurchase any shares during the First Quarter of 2004. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions. For more information, please see Note 5 of this Report.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS

      Exhibit 31.1 Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                    CASS INFORMATION SYSTEMS, INC.


DATE: May 9, 2005                   By        /s/ Lawrence A. Collett
                                       -----------------------------------------
                                                Lawrence A. Collett
                                        Chairman and Chief Executive Officer


DATE: May 9, 2005                   By        /s/ Eric H. Brunngraber
                                       -----------------------------------------
                                                Eric H. Brunngraber
                                             Vice President-Secretary
                                    (Principal Financial and Accounting Officer)