Form 10-Q
period 2005-06-30
CASS INFORMATION SYSTEMS INC
filed 2005-08-08
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005
                           Commission File No. 2-80070

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

                                 Yes |X|   No |_|

      The number of shares outstanding of registrant's only class of stock as of August 5, 2005: Common stock, par value $.50 per share - 3,685,594 shares outstanding.

--------------------------------------------------------------------------------
      This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

      Item 1. FINANCIAL STATEMENTS

            Consolidated Balance Sheets June 30, 2005 and December 31,
               2004 ........................................................   3

            Consolidated Statements of Income Three and six months ended
               June 30, 2005 and 2004 ......................................   4

            Consolidated Statements of Cash Flows Six months ended June
               30, 2005 and 2004 ...........................................   5

            Notes to Consolidated Financial Statements .....................   6

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS .................................  11

      Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...  23

      Item 4. CONTROLS AND PROCEDURES ......................................  23

PART II - Other Information - Items 1. - 6. ................................  23

      SIGNATURES ...........................................................  25

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                                June 30     December 31
                                                                 2005          2004
Assets
Cash and due from banks                                        $  25,582     $  23,131
Federal funds sold and other short-term investments              117,950        64,412
                                                               ---------     ---------
     Cash and cash equivalents                                   143,532        87,543
                                                               ---------     ---------

Investment in debt and equity securities
     available-for-sale, at fair value                            64,124        77,130

Loans                                                            514,083       500,448
     Less: Allowance for loan losses                               6,009         6,037
                                                               ---------     ---------
           Loans, net                                            508,074       494,411
                                                               ---------     ---------
Premises and equipment, net                                       11,918        12,187
Investment in bank owned life insurance                           11,312        11,090
Payments in excess of funding                                      8,886         6,998
Goodwill                                                           7,357         7,360
Other intangible assets, net                                       2,141         2,383
Other assets                                                      17,416        17,419
                                                               ---------     ---------
           Total assets                                        $ 774,760     $ 716,521
                                                               =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                       $  99,478     $  96,362
     Interest-bearing                                            195,851       179,267
           Total deposits                                        295,329       275,629
Accounts and drafts payable                                      393,721       358,473
Short-term borrowings                                                193           127
Subordinated convertible debentures                                3,700         3,700
Other liabilities                                                  9,087         9,003
                                                               ---------     ---------
           Total liabilities                                     702,030       646,932
                                                               ---------     ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
     shares authorized and no shares issued                           --            --
Common Stock, par value $.50 per share;
     20,000,000 shares authorized and 4,494,510
     shares issued at June 30, 2005 and
     December 31, 2004, respectively                               2,247         2,247
Additional paid-in capital                                        18,477        18,370
Retained earnings                                                 68,491        64,685
Common shares in treasury, at cost (813,384 shares at
     June 30, 2005 and 807,262 shares at December 31, 2004)      (16,473)      (16,096)
Unamortized stock bonus awards                                      (235)         (160)
Accumulated other comprehensive income                               223           543
                                                               ---------     ---------
           Total shareholders' equity                             72,730        69,589
                                                               ---------     ---------
              Total liabilities and shareholders' equity       $ 774,760     $ 716,521
                                                               =========     =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                           Three Months Ended            Six Months Ended
                                                                 June 30                     June 30
                                                         ------------------------    ------------------------
                                                            2005          2004         2005          2004
Fee Revenue and Other Income:
Information services payment and processing revenue      $    8,737    $    7,621    $   17,329    $   15,219
Software revenue                                              1,920         1,134         3,600         2,313
Bank service fees                                               387           430           745           844
Gains on sales of investment securities                          --            --           547           441
Other                                                           159           177           343           312
                                                         ----------    ----------    ----------    ----------
         Total fee revenue and other income                  11,203         9,362        22,564        19,129
                                                         ----------    ----------    ----------    ----------

Interest Income:
Interest and fees on loans                                    7,936         6,432        15,362        12,886
Interest and dividends on debt and equity securities:
     Taxable                                                    202           116           375           213
     Exempt from federal income taxes                           329           465           722           892
Interest on federal funds sold and
     other short-term investments                               722           199         1,248           361
                                                         ----------    ----------    ----------    ----------
         Total interest income                                9,189         7,212        17,707        14,352
                                                         ----------    ----------    ----------    ----------

Interest Expense:
Interest on deposits                                          1,166           738         2,108         1,305
Interest on short-term borrowings                                 1            --             2            --
Interest on subordinated convertible debentures                  49            --            98            --
                                                         ----------    ----------    ----------    ----------
     Total interest expense                                   1,216           738         2,208         1,305
                                                         ----------    ----------    ----------    ----------
         Net interest income                                  7,973         6,474        15,499        13,047
Provision for loan losses                                       200           150           400           350
                                                         ----------    ----------    ----------    ----------
         Net interest income after provision
           for loan losses                                    7,773         6,324        15,099        12,697
                                                         ----------    ----------    ----------    ----------

Operating Expense:
Salaries and employee benefits                               10,610         9,301        20,954        18,458
Occupancy                                                       571           436         1,071           894
Equipment                                                       830           986         1,667         2,011
Amortization of intangible assets                               121            77           242           155
Other operating                                               2,866         2,513         5,606         5,277
                                                         ----------    ----------    ----------    ----------
     Total operating expense                                 14,998        13,313        29,540        26,795
                                                         ----------    ----------    ----------    ----------
         Income before income tax expense                     3,978         2,373         8,123         5,031
Income tax expense                                            1,394           673         2,772         1,484
                                                         ----------    ----------    ----------    ----------
         Net income                                      $    2,584    $    1,700    $    5,351    $    3,547
                                                         ==========    ==========    ==========    ==========

Earnings per share:
         Basic                                           $      .71    $      .47    $     1.46    $      .97
         Diluted                                         $      .68    $      .45    $     1.42    $      .95

Weighted average shares outstanding:
         Basic                                            3,670,868     3,674,409     3,672,698     3,671,401
         Effect of dilutive stock options,awards
           and debentures                                   126,906        51,490       124,696        45,758
         Diluted                                          3,797,774     3,725,899     3,797,394     3,717,159

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                     Six Months Ended
                                                                          June 30
                                                                  -----------------------
                                                                    2005          2004
Cash Flows From Operating Activities:
Net income                                                        $   5,351     $   3,547
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                1,427         2,071
         Gains on sales of investment securities                       (547)         (441)
         Provision for loan losses                                      400           350
         Amortization of stock bonus awards                              63            45
         Deferred income tax benefit                                   (252)       (1,287)
         Decrease in income tax liability                              (973)         (689)
         Increase in pension liability                                  774           697
         Increase in payments in excess of funding                   (1,888)       (1,960)
         Change in other assets                                         203           896
         Change in other liabilities                                    282           188
                                                                  ---------     ---------
         Net cash provided by operating activities                    4,840         3,417
                                                                  ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of debt securities available-for-sale            12,952        12,052
Proceeds from maturities of debt and equity securities
available-for-sale                                                   38,000         9,200
Purchase of debt and equity securities available-for-sale           (37,865)      (41,247)
Net increase in loans                                               (14,063)       (5,894)
Purchases of premises and equipment, net                               (936)         (836)
                                                                  ---------     ---------
         Net cash used in investing activities                       (1,912)      (26,725)
                                                                  ---------     ---------

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits        3,116       (11,646)
Net increase in interest-bearing demand and savings deposits          7,115        24,063
Net increase in time deposits                                         9,469        12,855
Net increase in accounts and drafts payable                          35,248        22,004
Net increase (decrease) in short-term borrowings                         66           (16)
Cash proceeds from exercise of stock options                            134           151
Tax benefit from exercise of stock options and bonuses                   44            99
Cash paid for stock dividend fractional shares                           --            (4)
Cash dividends paid                                                  (1,545)       (1,476)
Purchase of common shares for treasury                                 (586)           --
                                                                  ---------     ---------
         Net cash provided by financing activities                   53,061        46,030
                                                                  ---------     ---------
Net increase in cash and cash equivalents                            55,989        22,722
Cash and cash equivalents at beginning of period                     87,543        62,367
                                                                  ---------     ---------
Cash and cash equivalents at end of period                        $ 143,532     $  85,089
                                                                  =========     =========

Supplemental information:

         Cash paid for interest                                   $   2,036     $   1,238
         Cash paid for income taxes                               $   3,396         2,658
         Transfer of loans to other real estate owned                    --           375

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

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended June 30, 2005 and December 31, 2004 are as follows:

                                             June 30, 2005                        December 31, 2004
===========================================================================================================
                                     Gross Carrying     Accumulated        Gross Carrying       Accumulated
(In Thousands)                           Amount        Amortization            Amount          Amortization
===========================================================================================================
Amortized intangible assets:
   Customer list                        $   823          $  (137)             $   823            $  (110)
   Acquired software                      1,886             (784)               1,886               (569)
-----------------------------------------------------------------------------------------------------------
       Total amortized intangibles        2,709             (921)               2,709               (679)
-----------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                               7,584             (227)*              7,587               (227)*
   Minimum pension liability                353               --                  353                 --
-----------------------------------------------------------------------------------------------------------
       Total unamortized intangibles      7,937             (227)               7,940               (227)
-----------------------------------------------------------------------------------------------------------
Total intangible assets                 $10,646          $(1,148)             $10,649            $  (906)
-----------------------------------------------------------------------------------------------------------

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

Amortization of intangible assets amounted to $121,000 and $77,000 for the three-month periods and $242,000, and $155,000 for the six-month periods ended June 30, 2005 and 2004, respectively. Estimated amortization of intangibles over the next five years is as follows: $483,000 in 2005 and 2006, $227,000 for 2007 and 2008 and $170,000 in 2009.

Note 3 - Equity Investments in Non-Marketable Securities

The Company has invested $3,100,000 in a private imaging company in return for a 19.99% ownership interest. The remaining 80.01% ownership interest is owned by another investor. In addition, the Company has extended a $4,000,000 secured line of credit for working capital purposes to this entity. A 50% interest in any borrowings under this line of credit has been sold to the other investor. As of June 30, 2005 the Company's interest in borrowings under this line amounted to $1,602,000 and all payments are current.

This business has performed poorly during the past few years and the majority owner is currently in the process of improving its marketing focus and financial performance. However, should this business fail to meet its objectives, the Company's investment could be subject to future impairment.

This investment, along with $493,000 of other investments in non-marketable securities, is included in other assets on the Company's consolidated balance sheets.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended June 30, 2005 and 2004 are as follows:

                                                              Three Months Ended           Six Months Ended
                                                                   June 30                     June 30
                                                           ------------------------    ------------------------
(Dollars In Thousands)                                        2005          2004          2005          2004
===============================================================================================================
Calculation of basic earnings per share:
   Net income                                              $    2,584    $    1,700    $    5,351    $    3,547
   Weighted-average number of common shares outstanding     3,670,868     3,674,409     3,672,698     3,671,401
---------------------------------------------------------------------------------------------------------------
     Basic earnings per share                              $      .71    $      .47    $     1.46    $      .97
===============================================================================================================
Calculation of diluted earnings per share:
   Net income                                              $    2,584    $    1,700    $    5,351    $    3,547
   Net income effect of 5.33% convertible debentures               27            --            54            --
---------------------------------------------------------------------------------------------------------------
   Net income assuming dilution                            $    2,611    $    1,700    $    5,405    $    3,547
---------------------------------------------------------------------------------------------------------------
   Weighted-average number of common shares outstanding     3,670,868     3,674,409     3,672,698     3,671,401
     Effect of dilutive stock options and awards               50,143        51,490        47,933        45,758
     Effect of 5.33% convertible debentures                    76,763            --        76,763            --
---------------------------------------------------------------------------------------------------------------
   Weighted-average number of common shares
     assuming dilution                                      3,797,774     3,725,899     3,797,394     3,717,159
---------------------------------------------------------------------------------------------------------------
     Diluted earning per share                             $      .68    $      .45    $     1.42    $      .95
===============================================================================================================

Note 5 - Stock Repurchases

The following table sets forth information about the Company's purchases of its $.50 par value Common Stock, its only class of stock registered pursuant to
Section 12 of the Exchange Act.

                                                              Total Number of        Maximum
                                                             Shares Purchased      Number that
                              Total Number     Average      As part of Publicly    May Yet Be
                                of Shares     Price Paid         Announced       Purchased Under
Period                          Purchased     per Share           Program          the Program
------------------------------------------------------------------------------------------------
January 1-31, 2005                1,545          $34.98             1,545            98,455
February 1 -28, 2005             15,000           35.49            15,000            83,455
March 1-31, 2005                     --              --                --            83,455
April 1-30, 2005                     --              --                --            83,455
May 1-31, 2005                       --              --                --            83,455
June 1-30, 2005                      --              --                --            83,455
------------------------------------------------------------------------------------------------
         Total                   16,545          $35.44            16,545            83,455
------------------------------------------------------------------------------------------------

The Company maintains a treasury stock buyback program and repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions. The Company did not repurchase any stock during the six months ended June 30, 2004.

Note 6 - Comprehensive Income

For the three and six month periods ended June 30, 2005 and 2004, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and six month periods ended June 30, 2005 and 2004 is summarized as follows:

                                                                 Three Months Ended      Six Months Ended
                                                                      June 30                June 30
                                                                 ------------------     -------------------
(In Thousands)                                                    2005       2004        2005        2004
-----------------------------------------------------------------------------------------------------------
Net Income                                                       $ 2,584    $ 1,700     $ 5,351     $ 3,547

Other comprehensive income:

     Net unrealized gain (loss) on debt and equity
       securities available-for-sale, net of tax                     185     (1,579)         41      (1,027)

     Less: reclassification adjustment for realized gains on
       sales of debt and equity securities,
       available-for-sale, included in net income, net of tax         --         --        (361)       (291)
-----------------------------------------------------------------------------------------------------------
       Total other comprehensive income (loss)                       185     (1,579)       (320)     (1,318)
-----------------------------------------------------------------------------------------------------------
         Total comprehensive income                              $ 2,769    $   121     $ 5,031     $ 2,229
-----------------------------------------------------------------------------------------------------------

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

Summarized information about the Company's operations in each industry segment for the three and six month periods ended June 30, 2005 and 2004, is as follows:

                                                                            Government       Corporate
                                        Information        Banking           Software           And
In Thousands)                             Services         Services          Services       Eliminations         Total
------------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 2005
     Total Revenues:
       Revenue from customers             $ 13,486         $  3,570         $  1,920          $     --          $ 18,976
       Intersegment revenue                     14              429               --              (443)               --
     Net Income (Loss)                       1,564            1,046              (26)               --             2,584
     Total Assets                          437,570          338,698            5,203            (6,711)          774,760
     Goodwill                                4,262              168            2,927                --             7,357
     Other intangibles, net                    718               --            1,070               353             2,141

Quarter Ended June 30, 2004
     Total Revenues:
       Revenue from customers             $ 11,459         $  3,093         $  1,134          $     --            15,686
     Intersegment revenue                        9              355               --              (364)               --
     Net Income (Loss)                       1,489              862             (651)               --             1,700
     Total Assets                          359,983          334,260            5,980            (3,881)          696,342
     Goodwill                                  223               --            2,927                --             3,150
     Other intangibles, net                     --               --            1,380               404             1,784

------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2005
     Total Revenues:
       Revenue from customers             $ 26,974         $  7,089         $  3,600          $     --          $ 37,663
       Intersegment revenue                     40              780               --              (820)               --
     Net Income (Loss)                       3,522            2,039             (210)               --             5,351
     Total Assets                          437,570          338,698            5,203            (6,711)          774,760
     Goodwill                                4,262              168            2,927                --             7,357
     Other intangible assets, net              718               --            1,070               353             2,141

Six Months Ended June 30, 2004
     Total Revenues:
       Revenue from customers             $ 23,250         $  6,263         $  2,313          $     --          $ 31,826
       Intersegment revenue                     28              710               --              (738)               --
     Net Income (Loss)                       2,903            1,721           (1,077)               --             3,547
     Total Assets                          359,983          334,260            5,980            (3,881)          696,342
     Goodwill                                  223               --            2,927                --             3,150
     Other intangible assets, net               --               --            1,380               404             1,784
------------------------------------------------------------------------------------------------------------------------

Note 8 - Loans by Type

(In Thousands)                             June 30, 2005       December 31, 2004
--------------------------------------------------------------------------------
Commercial and industrial                    $127,105              $117,777
Real estate:
   Mortgage                                   178,232               182,476
   Mortgage - churches & related              175,893               164,235
   Construction                                10,291                16,694
   Construction - churches & related           13,365                 9,144
Industrial revenue bonds                        4,860                 4,955
Installment                                     1,408                 1,741
Other                                           2,929                 3,426
--------------------------------------------------------------------------------
Total loans                                  $514,083              $500,448
--------------------------------------------------------------------------------

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2005, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2005 the balance of unused loan commitments, standby and commercial letters of credit were $26,064,000, $6,466,000, and $1,479,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments and convertible subordinated debentures at June 30, 2005:

                                           Amount of Commitment Expiration per Period
                                           ------------------------------------------
                                                 Less than       1-3        3-5      Over 5
(Dollars in thousands)                Total       1 Year        Years      Years      Years
-------------------------------------------------------------------------------------------
Operating lease commitments           $3,991         $682      $1,002       $667     $1,640
Capital lease commitments                 16           14           2         --         --
Convertible subordinated debentures*   3,700                       --         --      3,700
-------------------------------------------------------------------------------------------
     Total                            $7,707         $696      $1,004       $667     $5,340
-------------------------------------------------------------------------------------------

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

Note 10 - Stock-Based Compensation

The Company maintains stock bonus and stock option plans. Upon issuance of shares in the stock bonus plan a contra shareholders' equity amount is recorded for the fair value of the shares at the time of issuance and this amount is amortized to expense over the three-year vesting period. The stock option plan is accounted for under APB 25, "Accounting for Stock Issued to Employees", and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", as amended. An entity that continues to apply APB 25 must disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for all stock-based compensation costs. The required disclosure provisions of SFAS 123 are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were no options granted in the Second Quarter of 2005 and 2,759 options granted in the Second Quarter of 2004. There were 5,885 options granted in the First Half of 2005 and 8,630 options granted in the First Half of 2004. The following table represents the effect on basic and diluted earnings per share and weighted average assumptions used for the periods ended June 30, 2005 and 2004:

                                                                Three Months Ended                       Six Months Ended
                                                                     June 30                                  June 30
                                                           ----------------------------           -----------------------------
(In Thousands, except per share data)                         2005               2004                2005                2004
--------------------------------------------------------------------------------------------------------------------------------
 Net income:
    As reported                                            $    2,584          $   1,700           $   5,351           $   3,547
       Add: Stock based compensation expense
       included in reported net income, net of tax                 23                 16                  41                  29
     Less: Stock based compensation expense
       determined under the fair value based method
       for all awards, net of tax                                 (28)               (23)                (52)                (43)
--------------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                        $   2,579          $   1,693           $   5,340           $   3,533
--------------------------------------------------------------------------------------------------------------------------------
     Net income per common share:
     Basic, as reported                                     $     .71          $     .47           $    1.46           $     .97
     Basic, proforma                                              .70                .46                1.45                 .96

     Diluted, as reported                                         .68                .45                1.42                 .95
     Diluted, proforma                                            .68                .45                1.42                 .95
--------------------------------------------------------------------------------------------------------------------------------
Weighted average assumptions:
     Risk-free interest rate                                       --               4.11%               3.97%               3.58%
     Expected life                                                 --             7 yrs.              7 yrs.              7 yrs.
     Expected volatility                                           --                 15%                 15%                 15%
     Dividend yield                                                --               2.34%               2.32%               2.46%
--------------------------------------------------------------------------------------------------------------------------------

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

The following table represents the components of the net periodic pension costs for 2004 and an estimate for 2005:

                                                        Estimated       Actual
      (In Thousands)                                      2005           2004
      -------------------------------------------------------------------------
      Service cost - benefits earned during the year     $ 1,292        $ 1,186
      Interest cost on projected benefit obligation        1,384          1,237
      Expected return on plan assets                      (1,399)        (1,233)
      Net amortization                                       109             60
      -------------------------------------------------------------------------
      Net periodic pension cost                          $ 1,386        $ 1,250
      -------------------------------------------------------------------------

Pension costs recorded to expense were $381,000 and $365,000 for the Second Quarter of 2005 and 2004, respectively. Pension costs recorded to expense were $693,000 and $625,000 for the First Half of 2005 and 2004, respectively. The Company has not made any contribution to the plan during the six-month period ended June 30, 2005, but expects to contribute approximately $1,360,000 in 2005.

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

                                                            Estimated    Actual
      (In Thousands)                                          2005        2004
      -------------------------------------------------------------------------
      Service cost - benefits earned during the year         $ (34)       $ (57)
      Interest cost on projected benefit obligation            161          117
      Net amortization                                          62           50
      -------------------------------------------------------------------------
      Net periodic pension cost                              $ 189        $ 110
      -------------------------------------------------------------------------

Pension costs recorded to expense were $65,000 and $37,000 for the Second Quarter of 2005 and 2004, respectively and were $95,000 and $73,000 for the First Half of 2005 and 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. (the "Company" or "Cass") provides payment and information processing services to national manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts and Greenville, South Carolina. The Company's services include freight invoice rating, payment processing, auditing, and the generation of cost accounting and transportation information. Cass also processes and pays utility invoices, including electricity, gas and telecommunications. The Company significantly enhanced its telecommunication payment processing and audit capabilities with the acquisition of its Telecom Information Services division located in Greenville, South Carolina in August 2004. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting our customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through its St Louis, Missouri based bank subsidiary, Cass Commercial Bank (the "Bank"), provides banking services in the St Louis metropolitan area and other selected cities in the United States. The Company acquired Franklin Bancorp located in Orange County, California in November 2004 and merged its subsidiary bank, Franklin Bank of California into the Bank. This acquisition will allow the company to establish branches in California to better serve existing customers and expand the Bank's customer base. In addition to supporting the Company's payment operations, the Bank also provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries. The Company, through the Bank's subsidiary, Government e-Management Solutions, Inc. ("GEMS"), also develops and licenses integrated financial, property and human resource management systems to the public sector.

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

Currently, management views Cass' most significant opportunity as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company's lead in applied technology, which, when combined with the security and processing controls of the Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue through 2005. The low level of interest rates has had a significant negative impact on net income over the past few years. The general level of interest rates, particularly short term interest rates, began to increase during 2004 and this has had a positive effect on net interest income. If these rates continue to rise, this positive impact on net interest income and net earnings should continue. Management had been pleased prior to 2004 with the growth in revenue generated by GEMS. However, during 2004 the sales of new systems declined sharply due mainly to a sluggish marketplace. In the Second Quarter and First Half of 2005, revenues for GEMS increased 69% or $786,000 and 56% or $1,287,000, respectively. The Company continues to invest in GEMS through system improvements and product enhancements and anticipates that the remainder of 2005 should continue to reflect improved results.

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

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management's estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect all segments of the Company with the exception of governmental software services. The impact and associated risks related to these policies on our business operations are discussed in the "Allowance and Provision for Loan Losses" section of this report.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2005 (the "Second Quarter of 2005") compared to the three-month period ended June 30, 2004 (the "Second Quarter of 2004") and the six-month period ended June 30, 2005 (the "First Half of 2005") compared to the six-month period ended June 30, 2004 (the "First Half of 2004"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2004 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2005 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                 Three Months Ended                                  Six Months Ended
                                                      June 30                                             June 30
                                   ------------------------------------------         ---------------------------------------------
                                                                         %                                                     %
                                      2005              2004           Change           2005                2004             Change
-----------------------------------------------------------------------------         ---------------------------------------------
Net income (In thousands)          $    2,584        $    1,700         52.0%         $   5,351          $    3,547           50.9%
Diluted earnings per share         $      .68        $      .45         51.1%         $    1.42          $      .95           49.5%
Return on average assets                 1.37%              .99%          --               1.44%               1.06%            --
Return on average equity                14.65%            10.60%          --              15.39%              11.06%            --

Fee Revenue and Other Income

The Company's fee revenue is derived mainly from payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the three and six-month periods ended June 30, 2005 and 2004 are as follows:

                                                 Three Months Ended                                  Six Months Ended
                                                      June 30                                             June 30
                                   ------------------------------------------         ---------------------------------------------
                                                                         %                                                     %
                                      2005              2004           Change           2005                2004             Change
-----------------------------------------------------------------------------         ---------------------------------------------
Freight Transaction Volume              7,503             5,921         26.7%             14,635             11,350           28.9%
Freight Dollar Volume              $2,869,289        $2,416,168         18.8%         $5,437,379         $4,637,814           17.2%
Utility Transaction Volume              1,401             1,286          8.9%              2,804              2,570            9.1%
Utility Dollar Volume              $  989,180        $  895,730         10.4%         $2,018,415         $1,830,091           10.3%
Payment and processing fees        $    8,737        $    7,621         14.6%         $   17,329         $   15,219           13.9%

Second Quarter of 2005 compared to Second Quarter of 2004:

Freight transaction volume and total dollar volume processed increased for the Second Quarter of 2005 mainly due to increased activity from existing clients and new accounts. The increase in volume and processing dollars from the Utility Information Services division increased primarily due to new customers as the growth of this segment continues. Fees for the period grew due to the increased volume and additional services provided in both segments. Revenues from the Telecom Information Services division, acquired in August 2004, were $504,000.

Software revenue from GEMS was up $786,000 or 69% primarily due to additional licenses sold. Bank service fees decreased $43,000 or 10% primarily due to a reduction in bank account analysis fees. This decrease was due primarily to the fact that service fees decrease as the credit allowance for non-interest bearing deposits increases with the general level of interest rates.

First Half of 2005 compared to First Half of 2004:

Freight and Utility transaction volume and dollar volume were up and fee revenue increased for the First Half of 2005 compared to 2004 due to the same factors discussed above for the Second Quarter. Revenues from the Telecom Information Services division were $990,000.

Software revenue from GEMS was up $1,287,000 or 56% during the First Half of 2005 primarily due to additional licenses sold. Bank service fees decreased $99,000 or 12% primarily due to a reduction in bank account analysis fees.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three and six month periods ended June 30, 2005 compared with June 30, 2004:

                                                 Three Months Ended                                  Six Months Ended
                                                      June 30                                             June 30
                                   ------------------------------------------         ---------------------------------------------
                                                                         %                                                     %
                                      2005              2004           Change           2005                2004             Change
-----------------------------------------------------------------------------         ---------------------------------------------
Average earning assets             $680,850          $  627,453          8.5%         $  672,765         $  613,338            9.7%
Net interest income*                 $8,185          $    6,749         21.3%             15,940         $   13,575           17.4%
Net interest margin                    4.82%               4.33%          --                4.78%              4.45%            --
Yield on earning assets                5.54%               4.80%          --                5.44%              4.88%            --
Rate on interest bearing
   liabilities                         2.43%               1.59%          --                2.26%              1.47%            --

*Net interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2005 compared to Second Quarter of 2004:

The increase in net interest income was primarily due to a significant increase in earning assets and an increase in yields on earning assets that exceeded the counteracting effect of increases in rates paid on deposit accounts. The increase in earning assets was funded by both an increase in accounts and drafts payable due to the increase in dollar volume processed and an increase in bank deposits due to the expansion of the Bank's customer base. Yields on earning assets and rates paid on deposit accounts both increased as the general level of interest rates increased. However, as the balances of earning assets greatly exceed the balances of interest-bearing deposits, the net effect on net interest margin was positive.

Total average loans increased $47,228,000 or 10% to $514,520,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable and growth in bank deposits. Total average investment in debt and equity securities decreased $9,511,000 or 13% to $63,659,000. Total average federal funds sold and other short-term investments increased $15,680,000 or 18% to $102,671,000. This increase provides additional liquidity to the Company for future loan growth or investment activity. For more information on the changes in net interest income please refer to the tables on the pages that follow.

First Half of 2005 compared to First Half of 2004:

The increase in net interest income was primarily due to a significant increase in earning assets and an increase in yields on earning assets that exceeded the counteracting effect of increases in rates paid on deposit accounts. The increase in earning assets was funded by both an increase in accounts and drafts payable due to the increase in dollar volume processed and an increase in bank deposits due to the expansion of the Bank's customer base. Yields on earning assets and rates paid on deposit accounts both increased as the general level of interest rates increased. However, as the balances of earning assets greatly exceed the balances of interest-bearing deposits, the net effect on net interest margin was positive.

Total average loans increased $42,980,000 or 9% to $508,355,000. As discussed above this increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable and growth in bank deposits. Total average investment in debt and equity securities decreased $2,135,000 or 3% to $66,769,000. Total average federal funds sold and other short-term investments increased $18,582,000 or 24% to $97,641,000. For more information on the changes in net interest income please refer to the tables on the pages that follow.

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

                                                 Second Quarter 2005                       Second Quarter 2004
                                          ---------------------------------       -----------------------------------
                                                        Interest                                Interest
                                           Average       Income/     Yield/        Average       Income/       Yield/
(Dollars in thousands)                     Balance       Expense       Rate        Balance       Expense         Rate
---------------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2),(3):
       Taxable                            $ 509,637     $   7,884      6.20%      $  461,990    $   6,366        5.54%
       Tax-exempt (4)                         4,883            80      6.57            5,302          100        7.59
Debt and equity securities (5):
       Taxable                               28,749           203      2.83           26,621          116        1.75
       Tax-exempt (4)                        34,910           512      5.88           46,549          705        6.09
   Federal funds sold and other
     short-term investments                 102,671           722      2.82           86,991          200         .92
---------------------------------------------------------------------------------------------------------------------
Total earning assets                        680,850         9,401      5.54          627,453        7,487        4.80
Nonearning assets:
   Cash and due from banks                   26,922                                   25,601
   Premises and equipment, net               11,902                                   13,108
   Bank owned life insurance                 11,239                                   10,829
   Goodwill and other intangibles             9,573                                    4,985
   Other assets                              23,238                                   21,487
   Allowance for loan losses                 (5,860)                                  (5,764)

---------------------------------------------------------------------------------------------------------------------
Total assets                              $ 757,864                               $  697,699
---------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                             $  85,141     $     385      1.81%      $   64,755    $     165        1.02%
   Savings deposits                          24,468           101      1.66           29,507           77        1.05
   Time deposits of
     $100 or more                            46,259           360      3.12           55,083          304        2.22
   Other time deposits                       41,412           320      3.10           37,231          192        2.07
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits             197,280         1,166      2.37          186,576          738        1.59
   Short-term borrowings                        143             1      2.80               94           --          --
   Subordinated debentures                    3,700            49      5.31               --           --          --
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                              201,123         1,216      2.43          186,670          738        1.59
Noninterest-bearing liabilities:
   Demand deposits                           98,729                                  104,913
   Accounts and drafts payable              378,199                                  333,185
   Other liabilities                          9,040                                    8,422
---------------------------------------------------------------------------------------------------------------------

Total liabilities                           687,091                                  633,190
Shareholders' equity                         70,773                                   64,509
Total liabilities and
   shareholders' equity                   $ 757,864                               $  697,699
---------------------------------------------------------------------------------------------------------------------
Net interest income                                     $   8,185                               $   6,749
Interest spread                                                        3.11%                                     3.21%
Net interest margin                                                    4.82%                                     4.33%
---------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2004 Consolidated Financial Statements, filed with the Company's 2004 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $32,000 and $49,000 for the Second Quarter of 2005 and 2004, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $212,000 and $275,000 for the Second Quarter of 2005 and 2004, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                   First Half of 2005                      First Half of 2004
                                          ---------------------------------       -----------------------------------
                                                        Interest                                Interest
                                           Average       Income/     Yield/        Average       Income/       Yield/
(Dollars in thousands)                     Balance       Expense       Rate        Balance       Expense         Rate
---------------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2),(3):
       Taxable                            $ 503,450     $  15,259      6.11%      $  460,052    $  12,753        5.57%
       Tax-exempt (4)                         4,905           158      6.50            5,323          201        7.59

Debt and equity securities (5):
       Taxable                               28,659           375      2.64           25,203          213        1.70
       Tax-exempt (4)                        38,110         1,108      5.86           43,701        1,351        6.22
   Federal funds sold and other
     short-term investments                  97,641         1,248      2.58           79,059          362         .92
---------------------------------------------------------------------------------------------------------------------
Total earning assets                        672,765        18,148      5.44          613,338       14,880        4.88
Nonearning assets:
   Cash and due from banks                   25,496                                   22,229
   Premises and equipment, net               11,994                                   13,291
   Bank owned life insurance                 11,184                                   10,790
   Goodwill and other intangibles             9,635                                    5,024
   Other assets                              23,387                                   21,237
   Allowance for loan losses                 (5,963)                                  (5,662)
---------------------------------------------------------------------------------------------------------------------
Total assets                                748,498                               $  680,247
---------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                             $  84,601     $     716      1.71%      $   60,683    $     244         .81%
   Savings deposits                          24,091           185      1.55           29,947          128         .86
   Time deposits of
     $100 or more                            47,415           684      2.91           51,768          571        2.22
   Other time deposits                       36,819           523      2.86           35,951          362        2.02
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits             192,926         2,108      2.20          178,349        1,305        1.47
   Short-term borrowings                        182             2      2.22              106
   Subordinated debentures                    3,700            98      5.34               --           --          --
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                              196,808         2,208      2.26          178,455        1,305        1.47
Noninterest-bearing liabilities:
   Demand deposits                           98,043                                  102,675
   Accounts and drafts payable              374,447                                  326,248
   Other liabilities                          9,089                                    8,383
---------------------------------------------------------------------------------------------------------------------
Total liabilities                           678,387                                  615,761
Shareholders' equity                         70,111                                   64,486
Total liabilities and
   shareholders' equity                     748,498                               $  680,247
---------------------------------------------------------------------------------------------------------------------
Net interest income                                     $  15,940                               $  13,575
Interest spread                                                        3.18%                                     3.41%
Net interest margin                                                    4.78%                                     4.45%
---------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2004 Consolidated Financial Statements, filed with the Company's 2004 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $68,000 and $90,000 for the First Half of 2005 and 2004, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $441,000 and $528,000 for the First Half of 2005 and 2004, respectively.
6. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                         Second Quarter
                                                         2005 Over 2004
                                               --------------------------------
(In Thousands)                                  Volume        Rate       Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1), (2):
     Taxable                                   $   703     $    815     $ 1,518
     Tax-exempt (3)                                 (7)         (13)        (20)
   Debt and equity securities:
     Taxable                                        10           77          87
     Tax-exempt (3)                               (170)         (23)       (193)
   Federal funds sold and other
     short-term investments                         42          480         522
-------------------------------------------------------------------------------
Total interest income                              578        1,336       1,914
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                 64          155         219
   Savings deposits                                (15)          39          24
   Time deposits of $100 or more                   (54)         110          56
   Other time deposits                              24          104         128
   Short-term borrowings                             0            1           1
   Subordinated debentures                          25           24          49
-------------------------------------------------------------------------------
Total interest expense                              44          433         477
-------------------------------------------------------------------------------
Net interest income                            $   534     $    903     $ 1,437
-------------------------------------------------------------------------------
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

                                                          First Half
                                                         2005 Over 2004
                                               --------------------------------
(In Thousands)                                  Volume        Rate       Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1), (2):
     Taxable                                   $ 1,239     $  1,267     $ 2,506
     Tax-exempt (3)                                (15)         (28)        (43)
   Debt and equity securities:
     Taxable                                        32          130         162
     Tax-exempt (3)                               (168)         (75)       (243)
   Federal funds sold and other
     short-term investments                        102          784         886
-------------------------------------------------------------------------------
Total interest income                            1,190        2,078       3,268
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                124          348         472
   Savings deposits                                (29)          86          57
   Time deposits of $100 or more                   (51)         164         113
   Other time deposits                               9          152         161
   Short-term borrowings                             0            2           2
   Subordinated debentures                          49           49          98
-------------------------------------------------------------------------------
Total interest expense                             102          801         903
-------------------------------------------------------------------------------
Net interest income                            $ 1,088     $  1,277     $ 2,365
-------------------------------------------------------------------------------
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Allowance and Provision for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $200,000 provision made for loan losses during the Second Quarter of 2005 and $150,000 provision made in the Second Quarter of 2004. There was a $400,000 provision made for the First Half of 2005 compared with a $350,000 provision for the First Half of 2004. Net loans recovered for the Second Quarter of 2005 and 2004 were $3,000 and $6,000 respectively. Net loans charged off for the First Half of 2005 were $428,000 compared to net loans recovered of $9,000 for the First Half of 2004. Of the amount charged off in 2005, $425,000 was related to one commercial borrower that ceased operations. The provision for loan losses can vary over time based on an ongoing assessment of the adequacy of the allowance for loan losses.

The allowance for loan losses at June 30, 2005 was $6,009,000 and at December 31, 2004 was $6,037,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2005 was 1.17% compared to 1.21% at December 31, 2004. Nonperforming loans were $658,000 or .13% of total loans at June 30, 2005 compared to $538,000 or .11% of total loans at December 31, 2004.

At June 30, 2005, impaired loans totaled $2,798,000, which included $658,000 of nonperforming loans and one other loan with a balance of $2,140,000 that was renegotiated in 2003. Although current under the new terms of the agreement, due to the financial condition of the borrower there still remains risk as to the collectability of all amounts due under the renegotiated agreement. Impaired loans at December 31, 2004 were $2,718,000, which included $538,000 of nonperforming loans and $2,180,000 related to the loan renegotiated in 2003 mentioned above. The allowance for loan losses on impaired loans was $1,115,000 as of June 30, 2005 and there were no impaired loans without an allowance for loan losses.

Total impaired loans decreased $829,000 from June 30, 2004 to June 30, 2005. This decrease was primarily due to one loan that had a balance of $713,000 last year that is now current under the terms of the loan agreement. The remaining decrease is due primarily to reductions in principal balance of various impaired loans. These reductions were partially offset by two loans on nonaccrual and in the process of liquidation at June 30, 2005. The first loan, with a balance of $285,000, is expected to be collected once the company is fully liquidated. The second loan, with a balance of $150,000, has a specific reserve set up for the amount of the expected shortfall.

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

Summary of Asset Quality

The following table presents information as of and for the three and six-month periods ended June 30, 2005 and 2004 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                               Three Months Ended             Six Months Ended
                                                                     June 30                       June 30
(Dollars in Thousands)                                         2005           2004           2005          2004
-----------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                            $   5,806      $   5,709      $   6,037     $   5,506

Provision charged to expense                                      200            150            400           350

     Loans charged off                                             --             --            448             1
     Recoveries on loans previously charged off                     3              6             20            10
-----------------------------------------------------------------------------------------------------------------
Net loans (recovered) charged-off                                  (3)            (6)           428            (9)

Allowance at end of period                                  $   6,009      $   5,865      $   6,009     $   5,865
-----------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 514,520      $ 467,292      $ 508,355     $ 463,375
     June 30                                                  514,083        474,560        514,083       474,560
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.17%          1.26%          1.18%         1.26%
     June 30                                                     1.17           1.24           1.17          1.24
Nonperforming loans:
     Nonaccrual loans                                       $     658      $   1,057      $     658     $   1,057
     Loans past due 90 days or more                                --             --             --            --

     Renegotiated loans                                             0          2,410              0         2,410
-----------------------------------------------------------------------------------------------------------------
     Total non performing loans                             $     658      $   3,467      $     658     $   3,467
     Other impaired loans                                       2,140      $     160      $   2,140     $     160
     Foreclosed assets                                             --      $   1,234      $      --     $   1,234
-----------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                .13%           .74%           .13%          .74%
-----------------------------------------------------------------------------------------------------------------

The Bank sold the two properties it had been carrying as other real estate owned as of June 30, 2004. One property with a balance of $859,000 was sold in December 2004 at a net loss of $59,000. The second property with a balance of $375,000 was sold during the First Quarter of 2005 at a net gain of $38,000.

Operating Expense

Total operating expense for the Second Quarter of 2005 increased $1,685,000 or 13% to $14,998,000 compared to the Second Quarter of 2004. Total operating expense for the First Half of 2005 increased $2,745,000 or 10% to $29,540,000 from the First Half of 2004. The increases were due primarily to operating expenses of the Telecom Information Services division which was acquired in August 2004 and expenses related to the growth in processing activity. Operating expenses of the Telecom division were $681,000 and $1,403,000 for the Second Quarter of 2005 and the First Half of 2005, respectively.

Salaries and benefits expense increased $1,309,000 or 14% to $10,610,000 in the Second Quarter of 2005 compared with the Second Quarter of 2004 and increased $2,496,000 or 14% for the First Half of 2005 compared with the First Half of 2004. Salaries and benefits expense related to the Telecom division were $482,000 and $929,000 for the Second Quarter of 2005 and the First Half of 2005, respectively. The balance of the increase was primarily due to increases in profit-sharing expense and additional salaries and benefits necessary to support the increase in processing volume.

Occupancy expense for the Second Quarter of 2005 increased $135,000 or 31% to $571,000 from the Second Quarter of 2004 and increased $177,000 or 20% in the First Half of 2005 compared with the First Half of 2004. Occupancy expense related to the Telecom division was $22,000 and $42,000 for the Second Quarter of 2005 and the First Half of 2005, respectively. The remaining increase is due primarily to an increase in rent expense from the Bank expansion into Southern California and moving of two of its existing bank branches to new locations in Missouri.

Equipment expense for the Second Quarter of 2005 decreased $156,000 or 16% compared to the Second Quarter of 2004 and decreased $344,000 or 17% for the First Half of 2005 compared with the First Half of 2004. Equipment expense related to Telecom division was $17,000 and $38,000 for the Second Quarter of 2005 and the First Half of 2005, respectively. The decreases relate primarily to software that was capitalized in 2000 and 2001 that is now fully amortized.

Amortization of intangible assets increased $44,000 or 57% to $121,000 for the Second Quarter of 2005 and increased $87,000 or 56% to $242,000 for the First Half of 2005. This increase related to the software acquired from the acquisition of the Telecom division.

Other operating expense for the Second Quarter of 2005 increased $353,000 or 14% compared to the Second Quarter of 2004 and increased $329,000 or 6% for the First Half of 2005 compared with the First Half of 2004. Other operating expenses of the Telecom division were $193,000 for the Second Quarter of 2005 and $394,000 for the First Half of 2005. Outside services and supplies increased during the Second Quarter of 2005 offsetting reductions in postage and promotional expense for the First Half of 2005.

Income tax expense for the Second Quarter of 2005 increased $721,000 or 107% compared to the Second Quarter of 2004 and increased $1,288,000 or 87% for the First Half of 2005 compared with the First Half of 2004. The effective tax rate for the Second Quarter of 2005 was 35% compared with 28% in the Second Quarter of 2004 and was 34% for the First Half of 2005 compared with 29% in 2004. The increase in the effective tax rate was primarily due to the lower relative effect of tax-exempt investment income to total income.

Financial Condition

Total assets at June 30, 2005 increased $58,239,000 or 8% from December 31, 2004. The most significant changes in asset balances during this period were federal funds sold and other short-term investments that increased $53,538,000 or 83%, investments in debt and equity securities that decreased $13,006,000 or 17% and loans, net of the allowance for loan losses, that increased $13,663,000 or 3%. Loans increased as the Bank continues to expand its customer base. Investments in debt and equity securities decreased as the Company sold $12,952,000 in securities as part of the Company's ongoing asset/liability program to manage liquidity and interest rate risk. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and is affected by the changes in the asset balances listed above and also changes in deposit and accounts and drafts payable balances detailed below.

Total liabilities were $702,030,000, an increase of $55,098,000 or 9% from December 31, 2004. Total deposits at June 30, 2005 were $295,329,000, an increase of $19,700,000 or 7%. Accounts and drafts payable were $393,721,000, an increase of $35,248,000 or 10%. Total shareholders' equity at June 30, 2005 was $72,730,000 a $3,141,000 or 5% increase from December 31, 2004.

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

The increase in total shareholders' equity resulted from net income of $5,351,000; cash received on the exercise of stock options of $134,000; a $44,000 tax benefit on stock awards, $63,000 from the amortization of stock bonus awards offset by dividends paid of $1,545,000 ($.42 per share), the repurchase of 16,545 shares of treasury stock for $586,000 and a decrease in other comprehensive income of $320,000.

Liquidity and Capital Resources

The balance of liquid assets, or cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, was $143,532,000 at June 30, 2005, an increase of $55,989,000 or 64% from December 31, 2004. At June 30, 2005 these assets represented 19% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $64,124,000 at June 30, 2005, a decrease of $13,006,000 or 17% from December 31, 2004. These assets represented 8% of total assets at June 30, 2005. Of this total, 56% were state and political subdivision securities, 34% were U.S. Treasury securities and 10% were U.S. government agencies. Of the total portfolio, 38% matures in one year, 29% matures in one to five years and 33% matures in five or more years. During the First Half of 2005 the Company sold securities with a market value of $12,952,000 and a portion of these funds were reinvested in U.S. Treasury and agency securities.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at an unaffiliated financial institution in the maximum amount of $84,535,000 collateralized by securities sold under repurchase agreements.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $4,840,000 for the First Half of 2005 compared with $3,417,000 for the First Half of 2004. This increase is primarily attributable to $1,804,000 additional net income and other normal fluctuations in other asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2005.

The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company's financial instruments, see Item 3. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

Risk-based capital guidelines require the Company and the Bank to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and debt considered equity for regulatory capital purposes.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 2005 and December 31, 2004:

June 30, 2005 (In Thousands)                                Amount        Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $ 72,912       11.94%
         Cass Commercial Bank                                37,363       12.46
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $ 63,203       10.35%
         Cass Commercial Bank                                33,217       11.08
Tier I capital (to average assets)
         Cass Information Systems, Inc.                    $ 63,203        8.44%
         Cass Commercial Bank                                33,217        9.83
-------------------------------------------------------------------------------

December 31, 2004 (In Thousands)                            Amount        Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $ 69,238       11.86%
         Cass Commercial Bank                                36,634       12.01
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $ 59,501       10.19%
         Cass Commercial Bank                                32,817       10.76
Tier I capital (to average assets)
         Cass Information Systems, Inc.                    $ 59,501        7.91%
         Cass Commercial Bank                                32,817        9.46
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

Impact of New Accounting Pronouncements

In 2003, the Emerging Issues Task Force ("EITF") reached a consensus on, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), which provides guidance to assess whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Factors to consider include the length of time the security has had a market value less than the cost basis, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and for debt securities, external credit rating and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss. In December 2004, the Financial Accounting Standards Board ("FASB") announced that it will reconsider in its entirety all guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities. In June 2005, the FASB decided not to provide additional guidance on the meaning of other than temporary impairment and to issue proposed FSP EITF 03-1-a as final. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature.

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 10 of this report for the pro forma net income and net income per share amounts, for Second Quarter 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" as a replacement of APB Opinion No. 20 and FASB Statement No 3. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is not currently aware of any accounting changes or errors to which the provisions of this Statement will apply.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2005 has changed materially from that at December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is fairly recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive and Principal Financial Officers have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005 and based on their evaluation, believe that these procedures are adequate and effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the Second Quarter of 2005 in the Company's internal controls identified by the Chief Executive and Principal Financial Officers in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company maintains a treasury stock buyback program and as of June 30, 2005 was authorized by the Board of Directors to repurchase up to 83,455 shares of its Common Stock. No shares of the Company's common stock were repurchased in the Second Quarter of 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of the shareholders of Cass Information Systems, Inc. held on April 18, 2005, the following proposal was voted on and approved:

      The following is a summary of votes cast. No broker non-votes were received.

      Proposal to elect four Directors for a term
        of three years ending 2008;                                    Withheld
                                                           For         Authority
                                                        ---------      ---------
        K. Dane Brooksher                               2,608,676       51,087
        Eric H. Brunngraber                             2,611,839       47,924
        Bryan S. Chapell                                2,599,736       60,027
        Benjamin F. Edwards, IV                         2,593,486       66,277

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

                                            CASS INFORMATION SYSTEMS, INC.


DATE: August 5, 2005                        By /s/ Lawrence A. Collett
                                               ---------------------------------
                                               Lawrence A. Collett
                                            Chairman and Chief Executive Officer


DATE: August 5, 2005                         By /s/ Eric H. Brunngraber
                                               ---------------------------------
                                                Eric H. Brunngraber
                                              Vice President-Secretary
                                    (Principal Financial and Accounting Officer)