Form 10-Q
period 2005-09-30
CASS INFORMATION SYSTEMS INC
filed 2005-11-08
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                           Commission File No. 2-80070

                                -----------------

                         CASS INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                Missouri                                 43-1265338
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or  organization)

        13001 Hollenberg Drive
          Bridgeton, Missouri                             63044
(Address of principal executive offices)                (Zip Code)

                                 (314) 506-5500
              (Registrant's telephone number, including area code)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

            The number of shares outstanding of registrant's only class of stock as of October 31, 2005: Common stock, par value $.50 per share - 5,513,973 shares outstanding.

--------------------------------------------------------------------------------

            This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

      Item 1. FINANCIAL STATEMENTS

            Consolidated Balance Sheets
               September 30, 2005 and December 31, 2004 ....................   3

            Consolidated Statements of Income
               Three and nine months ended September 30, 2005 and 2004 .....   4

            Consolidated Statements of Cash Flows
               Nine months ended September 30, 2005 and 2004 ...............   5

            Notes to Consolidated Financial Statements .....................   6

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS ..................................  11

      Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...  22

      Item 4. CONTROLS AND PROCEDURES ......................................  22

PART II - Other Information - Items 1. - 6. ................................  22

      SIGNATURES ...........................................................  24

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                                   September 30  December 31
                                                                      2005          2004
Assets
Cash and due from banks                                             $  29,692     $  23,131
Federal funds sold and other short-term investments                   115,563        64,412
                                                                    ---------     ---------
     Cash and cash equivalents                                        145,255        87,543
                                                                    ---------     ---------

Securities available-for-sale, at fair value                           76,111        77,130

Loans                                                                 518,792       500,448
     Less: Allowance for loan losses                                    6,237         6,037
                                                                    ---------     ---------
           Loans, net                                                 512,555       494,411
                                                                    ---------     ---------
Premises and equipment, net                                            11,749        12,187
Investment in bank owned life insurance                                11,427        11,090
Payments in excess of funding                                           9,987         6,998
Goodwill                                                                7,342         7,360
Other intangible assets, net                                            2,021         2,383
Other assets                                                           18,789        17,419
                                                                    ---------     ---------
           Total assets                                             $ 795,236     $ 716,521
                                                                    =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                            $ 100,781     $  96,362
     Interest-bearing                                                 173,255       179,267
                                                                    ---------     ---------
           Total deposits                                             274,036       275,629
Accounts and drafts payable                                           432,703       358,473
Short-term borrowings                                                     166           127
Subordinated convertible debentures                                     3,700         3,700
Other liabilities                                                       9,531         9,003
                                                                    ---------     ---------
           Total liabilities                                          720,136       646,932
                                                                    ---------     ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
     shares authorized and no shares issued                                --            --
Common Stock, par value $.50 per share;
     20,000,000 shares authorized: 6,336,593 and
     4,494,510 shares issued at September 30, 2005 and
     December 31, 2004, respectively                                    3,168         2,247
Additional paid-in capital                                             18,497        18,370
Retained earnings                                                      69,886        64,685
Common shares in treasury, at cost (810,435 shares at
     September 30, 2005 and 807,262 shares at December 31, 2004)      (16,445)      (16,096)
Unamortized stock bonus awards                                           (195)         (160)
Accumulated other comprehensive income                                    189           543
                                                                    ---------     ---------
           Total shareholders' equity                                  75,100        69,589
                                                                    ---------     ---------
              Total liabilities and shareholders' equity            $ 795,236     $ 716,521
                                                                    =========     =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                        Three Months Ended          Nine Months Ended
                                                           September 30                September 30
                                                     ------------------------    ------------------------
                                                        2005          2004          2005          2004
Fee Revenue and Other Income:
Information services payment and processing          $    9,157    $    7,654    $   26,486    $   22,873
revenue
Software revenue                                          1,658         1,433         5,258         3,746
Bank service fees                                           414           392         1,159         1,236
Gains on sales of investment securities                      --            --           547           441
Other                                                       149           127           492           439
                                                     ----------    ----------    ----------    ----------
         Total fee revenue and other income              11,378         9,606        33,942        28,735
                                                     ----------    ----------    ----------    ----------

Interest Income:
Interest and fees on loans                                8,236         6,843        23,598        19,729
Interest and dividends on securities:
     Taxable                                                218           122           593           335
     Exempt from federal income taxes                       347           605         1,069         1,497
Interest on federal funds sold and
     other short-term investments                         1,012           305         2,260           666
                                                     ----------    ----------    ----------    ----------
         Total interest income                            9,813         7,875        27,520        22,227
                                                     ----------    ----------    ----------    ----------

Interest Expense:
Interest on deposits                                      1,178           810         3,286         2,115
Interest on short-term borrowings                             1            --             3            --
Interest on subordinated convertible debentures              50            18           148            18
                                                     ----------    ----------    ----------    ----------
     Total interest expense                               1,229           828         3,437         2,133
                                                     ----------    ----------    ----------    ----------
         Net interest income                              8,584         7,047        24,083        20,094
Provision for loan losses                                   225           150           625           500
                                                     ----------    ----------    ----------    ----------
         Net interest income after provision
           for loan losses                                8,359         6,897        23,458        19,594
                                                     ----------    ----------    ----------    ----------

Operating Expense:
Salaries and employee benefits                           10,734         9,579        31,688        28,037
Occupancy                                                   562           460         1,633         1,354
Equipment                                                   834           877         2,501         2,888
Amortization of intangible assets                           121            91           362           246
Other operating                                           2,810         2,789         8,417         8,066
                                                     ----------    ----------    ----------    ----------
     Total operating expense                             15,061        13,796        44,601        40,591
                                                     ----------    ----------    ----------    ----------
         Income before income tax expense                 4,676         2,707        12,799         7,738
Income tax expense                                        1,583           734         4,355         2,218
                                                     ----------    ----------    ----------    ----------
         Net income                                  $    3,093    $    1,973    $    8,444    $    5,520
                                                     ==========    ==========    ==========    ==========

Earnings per share:
         Basic                                       $      .56    $      .35    $     1.53    $     1.00
         Diluted                                     $      .55    $      .35    $     1.50    $      .99

Weighted average shares outstanding:
         Basic                                        5,512,261     5,516,213     5,510,130     5,510,162
         Effect of dilutive stock options, awards
           and debentures                               202,259       122,164       192,115        84,030
         Diluted                                      5,714,520     5,638,377     5,702,245     5,594,192

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                     Nine Months Ended
                                                                       September 30
                                                                  -----------------------
                                                                     2005          2004
Cash Flows From Operating Activities:
Net income                                                        $   8,444     $   5,520
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                2,062         3,032
         Gains on sales of investment securities                       (547)         (441)
         Provision for loan losses                                      625           500
         Amortization of stock bonus awards                              99            71
         Deferred income tax benefit                                   (760)         (441)
         Increase (decrease) in income tax liability                     98          (922)
         Increase in pension liability                                1,086         1,015
         Increase in other assets                                      (746)       (1,272)
         Decrease in other liabilities                                 (654)         (338)
                                                                  ---------     ---------
         Net cash provided by operating activities                    9,707         6,724
                                                                  ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale                 12,952        12,052
Proceeds from maturities of securities available-for-sale            57,000        16,200
Purchase of securities available-for-sale                           (68,854)      (51,607)
Net increase in loans                                               (18,769)      (27,355)
Increase in payments in excess of funding                            (2,989)       (2,254)
Purchases of premises and equipment, net                             (1,332)       (1,073)
Payment for business acquisitions, net of cash acquired                  --        (1,098)
                                                                  ---------     ---------
         Net cash used in investing activities                      (21,992)      (55,135)
                                                                  ---------     ---------

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits        4,419        (7,639)
Net (decrease) increase in interest-bearing demand and savings       (6,430)       16,852
deposits
Net increase in time deposits                                           418        10,524
Net increase in accounts and drafts payable                          74,229        64,407
Net increase (decrease) in short-term borrowings                         39           (20)
Cash proceeds from exercise of stock options                            175           190
Tax benefit from exercise of stock options and bonuses                   55           114
Cash dividends paid                                                  (2,319)       (2,250)
Cash paid for stock dividend fractional shares                           (3)           (4)
Purchase of common shares for treasury                                 (586)           --
                                                                  ---------     ---------
         Net cash provided by financing activities                   69,997        82,174
                                                                  ---------     ---------
Net increase in cash and cash equivalents                            57,712        33,763
Cash and cash equivalents at beginning of period                     87,543        62,367
                                                                  ---------     ---------
Cash and cash equivalents at end of period                        $ 145,255     $  96,130
                                                                  =========     =========

Supplemental information:

         Cash paid for interest                                   $   3,418     $   2,031
         Cash paid for income taxes                                   4,446         3,483
         Transfer of loans to other real estate owned                    --           375
         Issuance of subordinated convertible debentures                 --         3,700

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

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended September 30, 2005 and December 31, 2004 are as follows:

                                            September 30, 2005                    December 31, 2004
===========================================================================================================
                                     Gross Carrying      Accumulated       Gross Carrying       Accumulated
(In Thousands)                           Amount         Amortization           Amount          Amortization
===========================================================================================================
Amortized intangible assets:
   Customer list                        $   823           $  (151)            $   823            $  (110)
   Acquired software                      1,886              (890)              1,886               (569)
-----------------------------------------------------------------------------------------------------------
       Total amortized intangibles        2,709            (1,041)              2,709               (679)
-----------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                               7,569              (227)*             7,587               (227)*
   Minimum pension liability                353                --                 353                 --
-----------------------------------------------------------------------------------------------------------
       Total unamortized intangibles      7,922              (227)              7,940               (227)
-----------------------------------------------------------------------------------------------------------
Total intangible assets                 $10,631           $(1,268)            $10,649            $  (906)
-----------------------------------------------------------------------------------------------------------

* Amortization through December 31, 2001 prior to adoption of SFAS 142.

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

Amortization of intangible assets amounted to $121,000 and $91,000 for the three-month periods and $362,000, and $246,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. Estimated amortization of intangibles over the next five years is as follows: $483,000 in 2005 and 2006, $227,000 for 2007 and 2008 and $170,000 in 2009.

Note 3 - Equity Investments in Non-Marketable Securities

The Company has invested $3,100,000 in a private imaging company in return for a 19.99% ownership interest. The remaining 80.01% ownership interest is owned by another investor. In addition, the Company has extended a $4,000,000 secured line of credit for working capital purposes to this entity. A 50% interest in any borrowings under this line of credit has been sold to the other investor. As of September 30, 2005 the Company's interest in borrowings under this line amounted to $1,152,000 and all payments are current.

This business has performed poorly during the past few years and has modified its marketing strategy focusing more on the public sector. Should this business fail to meet its objectives or the majority owner fail to continue providing operating funds, the Company's investment could be subject to future impairment.

This investment, along with $475,000 of other investments in non-marketable securities, is included in other assets on the Company's consolidated balance sheets.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended September 30, 2005 and 2004 are as follows:

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30                September 30
                                                           ------------------------    ------------------------
(Dollars In Thousands)                                        2005          2004          2005          2004
===============================================================================================================
Calculation of basic earnings per share:
   Net income                                              $    3,093    $    1,973    $    8,444    $    5,520
   Weighted-average number of common shares outstanding     5,512,261     5,516,213     5,510,130     5,510,162
---------------------------------------------------------------------------------------------------------------
     Basic earnings per share                              $      .56    $      .35    $     1.53    $     1.00
===============================================================================================================
Calculation of diluted earnings per share:
   Net income                                              $    3,093    $    1,973    $    8,444    $    5,520
   Net income effect of 5.33% convertible debentures               27            10            81            --
---------------------------------------------------------------------------------------------------------------
   Net income assuming dilution                            $    3,120    $    1,983    $    8,525    $    5,520
---------------------------------------------------------------------------------------------------------------
   Weighted-average number of common shares outstanding     5,512,261     5,516,213     5,510,130     5,510,162
     Effect of dilutive stock options and awards               87,114        74,605        76,970        68,061
     Effect of 5.33% convertible debentures                   115,145        47,559       115,145        15,969
---------------------------------------------------------------------------------------------------------------
   Weighted-average number of common shares                 5,714,520     5,638,377     5,702,245     5,594,192
     assuming dilution
---------------------------------------------------------------------------------------------------------------
     Diluted earning per share                             $      .55    $      .35    $     1.50    $      .99
===============================================================================================================

Note 5 - Stock Repurchases

The following table sets forth information about the Company's purchases of its $.50 par value Common Stock, its only class of stock registered pursuant to
Section 12 of the Exchange Act.

                                                                            Total Number of            Maximum
                                                                           Shares Purchased          Number that
                                Total Number            Average           As part of Publicly        May Yet Be
                                 of Shares             Price Paid              Announced           Purchased Under
Period (2005)                    Purchased             per Share                Program              the Program
------------------------------------------------------------------------------------------------------------------
January 1-31                       1,545                 $34.98                  1,545                 98,455
February 1 -28                    15,000                  35.49                 15,000                 83,455
March 1-September 30                  --                     --                     --                 83,455
------------------------------------------------------------------------------------------------------------------
         Total                    16,545                 $35.44                 16,545                 83,455
------------------------------------------------------------------------------------------------------------------

The Company maintains a treasury stock buyback program and repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions. The Company did not repurchase any stock during the nine months ended September 30, 2004.

Note 6 - Comprehensive Income

For the three and nine month periods ended September 30, 2005 and 2004, unrealized gains and losses on securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and nine month periods ended September 30, 2005 and 2004 is summarized as follows:

                                                                Three Months Ended      Nine Months Ended
                                                                   September 30           September 30
                                                                -------------------    -------------------
(In Thousands)                                                   2005        2004       2005        2004
----------------------------------------------------------------------------------------------------------
Net Income                                                      $ 3,093     $ 1,973    $ 8,444     $ 5,520

Other comprehensive income:

     Net unrealized (loss) gain on securities
       available-for-sale, net of tax                               (34)      1,644          7         617

     Less: reclassification adjustment for realized gains on
       sales of securities, available-for-sale,
       included in net income, net of tax                            --          --       (361)       (291)
----------------------------------------------------------------------------------------------------------
       Total other comprehensive (loss) income                      (34)      1,644       (354)        326
----------------------------------------------------------------------------------------------------------
         Total comprehensive income                             $ 3,059     $ 3,617    $ 8,090     $ 5,846
----------------------------------------------------------------------------------------------------------

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

Summarized information about the Company's operations in each industry segment for the three and nine month periods ended September 30, 2005 and 2004, is as follows:

                                                                           Government        Corporate
                                        Information       Banking           Software            And
(In Thousands)                           Services         Services          Services       Elim-inations       Total
--------------------------------------------------------------------------------------------------------------------
Quarter Ended September 30, 2005
     Total Revenues:
       Revenue from customers           $ 14,277          $  3,802          $  1,658        $     --        $ 19,737
       Intersegment revenue                   40               323                --            (363)             --
     Net Income (Loss)                     2,250             1,015              (172)             --           3,093
     Total Assets                        478,215           322,065             4,453          (9,497)        795,236
     Goodwill, net                         4,262               153             2,927              --           7,342
     Other intangibles, net                  675                --               993             353           2,021

Quarter Ended September 30, 2004
     Total Revenues:
       Revenue from customers           $ 11,580          $  3,369          $  1,433        $    121        $ 16,503
       Intersegment revenue                   15               338                --            (353)             --

       Net Income (Loss)                   1,456               982              (371)            (94)          1,973
       Total Assets                      401,048           326,151             5,466           5,031         737,696
       Goodwill, net                         223                --             2,927           4,097           7,247
       Other intangibles, net                 --                --             1,303           1,191           2,494
--------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2005
   Total Revenues:
       Revenue from customers           $ 41,251          $ 10,891          $  5,258        $     --        $ 57,400
       Intersegment revenue                   80             1,103                --          (1,183)             --
     Net Income (Loss)                     5,772             3,054              (382)             --           8,444

Nine Months Ended September 30, 2004
   Total Revenues:
       Revenue from customers           $ 34,830          $  9,632          $  3,746        $    121        $ 48,329
       Intersegment revenue                   43             1,048                --          (1,091)             --
     Net Income (Loss)                     4,359             2,703            (1,448)            (94)          5,520
--------------------------------------------------------------------------------------------------------------------

Note 8 - Loans by Type

(In Thousands)                                September 30, 2005     December 31, 2004
======================================================================================
Commercial and industrial                          $126,548               $117,777
Real estate:
   Mortgage                                         173,185                182,476
   Mortgage - churches & related                    180,789                164,235
   Construction                                      12,682                 16,694
   Construction - churches & related                 15,489                  9,144
Industrial revenue bonds                              4,812                  4,955
Installment                                           1,225                  1,741
Other                                                 4,062                  3,426
--------------------------------------------------------------------------------------
Total loans                                        $518,792               $500,448
======================================================================================

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2005, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2005 the balances of unused loan commitments, standby and commercial letters of credit were $24,229,000, $6,256,000, and $1,963,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments and convertible subordinated debentures at September 30, 2005:

                                          Amount of Commitment Expiration per Period
                                          ------------------------------------------
                                                 Less than   1-3       3-5      Over 5
(Dollars in thousands)                   Total    1 Year    Years     Years     Years
======================================================================================
Operating lease commitments             $3,889    $  613    $1,024    $  630    $1,622
Capital lease commitments                   12        12        --        --        --
Convertible subordinated debentures*     3,700        --        --        --     3,700
--------------------------------------------------------------------------------------
     Total                              $7,601    $  625    $1,024    $  630    $5,322
======================================================================================

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

Note 10 - Stock-Based Compensation

The Company maintains stock bonus and stock option plans. Upon issuance of shares in the stock bonus plan a contra shareholders' equity amount is recorded for the fair value of the shares at the time of issuance and this amount is amortized to expense over the three-year vesting period. The stock option plan is accounted for under APB 25, "Accounting for Stock Issued to Employees", and accordingly the Company recognizes no compensation expense as the price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company elected not to adopt the recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", as amended. An entity that continues to apply APB 25 must disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for all stock-based compensation costs. The required disclosure provisions of SFAS 123 are provided in the table below. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock options at the date of grant. There were no options granted in the Third Quarter of 2005 and 1,500 options granted in the Third Quarter of 2004. There were 5,885 options granted in the First Nine Months of 2005 and 10,130 options granted in the First Nine Months of 2004. The following table represents the effect on basic and diluted earnings per share and weighted average assumptions used for the periods ended September 30, 2005 and 2004:

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30                 September 30
                                                                ---------------------        ---------------------
(In Thousands, except per share data)                             2005         2004            2005         2004
==================================================================================================================
Net income:
     As reported                                                $  3,093     $  1,973        $ 8,444      $  5,520
       Add: Stock based compensation expense
       included in reported net income, net of tax                    22           18             63            47
     Less: Stock based compensation expense
       determined under the fair value based method
       for all awards, net of tax                                    (27)         (30)           (80)          (81)
------------------------------------------------------------------------------------------------------------------
Pro forma net income                                            $  3,088     $  1,961        $ 8,427      $  5,486
------------------------------------------------------------------------------------------------------------------
     Net income per common share:
     Basic, as reported                                         $    .56     $    .35        $  1.53      $   1.00
     Basic, proforma                                                 .56          .35           1.53           .99

     Diluted, as reported                                            .55          .35           1.50           .99
     Diluted, proforma                                               .54          .35           1.49           .98
------------------------------------------------------------------------------------------------------------------
Weighted average assumptions:
     Risk-free interest rate                                          --         3.88%          3.97%         3.61%
     Expected life                                                    --        7 yrs.         7 yrs.        7 yrs.
     Expected volatility                                              --           15%            15%           15%
     Dividend yield                                                   --         2.21%          2.32%         2.42%
------------------------------------------------------------------------------------------------------------------

Note 11 - Defined Benefit Pension Plans

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

The following table represents the components of the net periodic pension costs for 2004 and an estimate for 2005:

                                                           Estimated     Actual
      (In Thousands)                                          2005        2004
      =========================================================================
      Service cost - benefits earned during the year        $ 1,292     $ 1,186
      Interest cost on projected benefit obligation           1,384       1,237
      Expected return on plan assets                         (1,399)     (1,233)
      Net amortization                                          109          60
      -------------------------------------------------------------------------
      Net periodic pension cost                             $ 1,386     $ 1,250
      -------------------------------------------------------------------------

Pension costs recorded to expense were $346,000 and $312,000 for the three-month period ended September 30, 2005 and 2004, respectively. Pension costs recorded to expense were $1,039,000 and $937,000 for the nine-month period ended September 30, 2005 and 2004, respectively. The Company has not made any contribution to the plan during the nine month period ended September 30, 2005, but expects to contribute approximately $1,360,000 in 2005.

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

                                                           Estimated     Actual
      (In Thousands)                                          2005        2004
      =========================================================================
      Service cost - benefits earned during the year        $   (34)    $   (57)
      Interest cost on projected benefit obligation             161         117
      Net amortization                                           62          50
      -------------------------------------------------------------------------
      Net periodic pension cost                             $   189     $   110
      -------------------------------------------------------------------------

Pension costs recorded to expense were $49,000 and $9,000 for the three-month period ended September 30, 2005 and 2004, respectively and were $143,000 and $82,000 for the nine-month period ended September 30, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. (the "Company" or "Cass") provides payment and information processing services to national manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts and Greenville, South Carolina. The Company's services include freight invoice rating, payment processing, auditing, and the generation of cost accounting and transportation information. Cass also processes and pays utility invoices, including electricity, gas and telecommunications. The Company significantly enhanced its telecommunication payment processing and audit capabilities with the acquisition of its Telecom Information Services division located in Greenville, South Carolina in August 2004. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through its St. Louis, Missouri based bank subsidiary, Cass Commercial Bank (the "Bank"), provides banking services in the St. Louis metropolitan area and other selected cities in the United States. The Company acquired Franklin Bancorp located in Orange County, California in November 2004 and merged its subsidiary bank, Franklin Bank of California into the Bank. This acquisition will allow the Company to better serve existing customers in California and expand the Bank's customer base. In addition to supporting the Company's payment operations, the Bank also provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries. The Company, through the Bank's subsidiary, Government e-Management Solutions, Inc. ("GEMS"), also develops and licenses integrated financial, property and human resource management systems to the public sector.

The specific payment and information processing services provided to each customer are developed individually to meet each customer's specific requirements. These requirements can vary greatly from customer to customer. In addition, the degree of automation such as electronic data interchange ("EDI"), imaging, and web-enhanced solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest expense on its deposits. The Bank also assesses fees on other services such as cash management services. GEMS earns most of its revenue from the licensing of its enterprise software solutions and its installation and maintenance services.

Industry-wide factors that impact the Company include the acceptance by large corporations of the outsourcing of key business functions such as freight, utility and telecommunication payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the Company's loan portfolio. The general level of interest rates has a significant effect on the revenue of the Company. Finally, the general fiscal condition of the counties and municipalities that can benefit from GEMS' enterprise software can impact licenses sold and related revenue.

Currently, management views Cass' most significant opportunity as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company's lead in applied technology, which, when combined with the security and processing controls of the Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue through 2005. The low level of interest rates has had a significant negative impact on net income over the past few years. The general level of interest rates, particularly short term interest rates, began to increase during 2004 and this has had a positive effect on net interest income. If these rates continue to rise, this positive impact on net interest income and net earnings should continue. Management had been pleased prior to 2004 with the growth in revenue generated by GEMS. However, during 2004 the sales of new systems declined sharply due mainly to a sluggish marketplace. In the three-month and nine month periods ended September 30, 2005, revenues for GEMS increased 16% or $225,000 and 40% or $1,512,000, respectively. The Company continues to invest in GEMS through system improvements and product enhancements and anticipates that the remainder of 2005 should continue to reflect improved results.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2005 (the "Third Quarter 2005") compared to the three-month period ended September 30, 2004 (the "Third Quarter 2004") and the nine-month period ended September 30, 2005 (the "First Nine Months of 2005") compared to the nine-month period ended September 30, 2004 (the "First Nine Months of 2004"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2004 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2005 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                    Three Months Ended                    Nine Months Ended
                                                        September 30                         September 30
                                           -----------------------------------  -----------------------------------
                                                                           %                                    %
                                              2005          2004        Change     2005          2004        Change
------------------------------------------------------------------------------  -----------------------------------
Net income (In thousands)                  $    3,093    $    1,973      56.8%  $    8,444    $    5,520      53.0%
Diluted earnings per share                        .55           .35      57.1%        1.50           .99      51.5%
Return on average assets                         1.57%         1.06%       --         1.49%         1.06%       --
Return on average equity                        16.88%        11.94%       --        15.91%        11.36%       --

Fee Revenue and Other Income

The Company's fee revenue is derived mainly from payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the three and nine-month periods ended September 30, 2005 and 2004 are as follows:

                                                    Three Months Ended                    Nine Months Ended
                                                        September 30                         September 30
                                           -----------------------------------  -----------------------------------
                                                                           %                                    %
(In Thousands)                                2005          2004        Change     2005          2004        Change
------------------------------------------------------------------------------  -----------------------------------
Freight Transaction Volume                      6,846         6,104      12.2%      19,911        17,454      14.1%
Freight Dollar Volume                      $3,111,175    $2,535,799      22.7%  $8,548,554    $7,173,613      19.2%
Utility Transaction Volume                      1,419         1,304       8.8%       4,225         3,874       9.1%
Utility Dollar Volume                      $1,148,449    $  985,369      16.6%  $3,166,864    $2,815,469      12.5%
Payment and processing fees                $    9,157    $    7,654      19.6%  $   26,486    $   22,873      15.8%

Third Quarter of 2005 compared to Third Quarter of 2004:

Freight transaction volume and total dollar volume processed increased for the Third Quarter of 2005 mainly due to increased activity from existing clients and new accounts. The increase in volume and processing dollars from Utility invoices increased primarily due to new customers as the growth of this division continues. Fees for the period grew due to the increased volume and additional services provided in both segments. Revenues from the Telecom Information Services division, acquired in August 2004, were $783,000.

Software revenue from GEMS was up $225,000 or 16% primarily due to additional licenses sold. Bank service fees increased $22,000 or 6% as processing service fees and ATM fees grew offsetting the decrease in bank account analysis fees.

First Nine Months of 2005 compared to First Nine Months of 2004:

Freight and Utility transaction volume and dollar volume were up and fee revenue increased for the First Nine Months of 2005 compared to 2004 due to the same factors discussed above for the Third Quarter. Revenues from the Telecom Information Services division acquired in August 2004 were $1,772,000 compared to $139,000 last year.

Software revenue from GEMS was up $1,512,000 or 40% during the First Nine Months of 2005 primarily due to additional licenses sold. Bank service fees decreased $77,000 or 6% primarily due to the reduction in bank account analysis fees.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three and nine-month periods ended September 30, 2005 compared with September 30, 2004:

                                                    Three Months Ended                    Nine Months Ended
                                                        September 30                         September 30
                                           -----------------------------------  -----------------------------------
                                                                           %                                    %
(In Thousands)                                2005          2004        Change     2005          2004        Change
------------------------------------------------------------------------------  -----------------------------------
Average earning assets                     $  700,442    $  665,105       5.3%  $  682,092    $  630,719       8.1%
Net interest income*                       $    8,798    $    7,390      19.1%  $   24,738    $   20,965      18.0%
Net interest margin*                             4.98%         4.42%       --         4.85%         4.44%       --
Yield on earning assets*                         5.68%         4.92%       --         5.52%         4.89%       --
Rate on interest bearing liabilities             2.61%         1.66%       --         2.37%         1.54%       --

* Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2005 compared to Third Quarter of 2004:

The increase in net interest income was primarily due to an increase in the yields on earning assets and the balances of earning assets that exceeded the counteracting effect of increases in rates paid on deposit accounts. The increase in earning assets was funded by an increase in accounts and drafts payable due to the increase in dollar volume processed. Yields on earning assets and rates paid on deposit accounts both increased as the general level of interest rates increased. However, as the balances of earning assets greatly exceed the balances of interest-bearing deposits, the net effect on net interest margin was positive.

Total average loans increased $29,533,000 or 6% to $513,096,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable. Total average investment in securities decreased $23,280,000 or 26% to $65,722,000. Total average federal funds sold and other short-term investments increased $29,084,000 or 31% to $121,624,000. This increase provides additional liquidity to the Company for future loan growth or investment activity. For more information on the changes in net interest income please refer to the tables on the pages that follow.

First Nine Months of 2005 compared to First Nine Months of 2004:

The increase in net interest income was primarily due to an increase in the yields on earning assets and the balances of earning assets that exceeded the counteracting effect of increases in rates paid on deposit accounts. The increase in earning assets was funded by an increase in accounts and drafts payable due to the increase in dollar volume processed. Yields on earning assets and rates paid on deposit accounts both increased as the general level of interest rates increased. However, as the balances of earning assets greatly exceed the balances of interest-bearing deposits, the net effect on net interest margin was positive.

Total average loans increased $38,471,000 or 8% to $509,953,000. As discussed above, this increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable. Total average investment in debt and equity securities decreased $9,236,000 or 12% to $66,416,000. Total average federal funds sold and other short-term investments increased $22,138,000 or 26% to $105,723,000. For more information on the changes in net interest income please refer to the tables on the pages that follow.

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

                                                      Third Quarter 2005                        Third Quarter 2004
                                            -----------------------------------       -----------------------------------
                                                          Interest                                  Interest
                                             Average       Income/       Yield/        Average       Income/       Yield/
(Dollars in thousands)                       Balance       Expense        Rate         Balance       Expense        Rate
-------------------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
   Loans (2,3):
       Taxable                              $ 508,263     $   8,185       6.39%       $ 478,307     $   6,781       5.64%
       Tax-exempt (4)                           4,833            78       6.40            5,256            94       7.11
   Securities (5):
       Taxable                                 28,724           218       3.00           27,297           122       1.78
       Tax-exempt (4)                          36,998           534       5.74           61,705           916       5.91
   Federal funds sold and other
     short-term investments                   121,624         1,012       3.30           92,540           305       1.31
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                          700,442        10,027       5.68          665,105         8,218       4.92
Nonearning assets:
   Cash and due from banks                     30,398                                    24,931
   Premises and equipment, net                 11,890                                    12,650
   Bank owned life insurance                   11,351                                    10,900
   Goodwill and other intangibles               9,449                                     6,918
   Other assets                                24,140                                    22,673
   Allowance for loan losses                   (6,063)                                   (5,919)

-------------------------------------------------------------------------------------------------------------------------
Total assets                                $ 781,607                                 $ 737,258
-------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                               $  74,360     $     355       1.89%       $  84,757     $     254       1.19%
   Savings deposits                            29,602           135       1.81           29,793            80       1.07
   Time deposits of
     $100 or more                              42,697           369       3.43           48,405           295       2.42
   Other time deposits                         36,497           319       3.47           33,572           181       2.14
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               183,156         1,178       2.55          196,527           810       1.64
   Short-term borrowings                          134             1       2.96               55            --         --
   Subordinated debentures                      3,700            50       5.36            1,528            18       4.69
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                186,990         1,229       2.61          198,110           828       1.66
Non-interest-bearing liabilities:
   Demand deposits                            103,996                                   104,297
   Accounts and drafts payable                409,026                                   360,324
   Other liabilities                            8,928                                     8,785
-------------------------------------------------------------------------------------------------------------------------

Total liabilities                             708,940                                   671,516
Shareholders' equity                           72,667                                    65,742
Total liabilities and
   shareholders' equity                       781,607                                 $ 737,258
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                       $   8,798                                 $   7,390
Interest spread                                                           3.07%                                     3.26%
Net interest margin                                                       4.98%                                     4.42%
-------------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2004 Consolidated Financial Statements, filed with the Company's 2004 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $45,000 and $39,000 for the Third Quarter of 2005 and 2004, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $214,000 and $344,000 for the Third Quarter of 2005 and 2004, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                 First Nine Months of 2005                 First Nine Months of 2004
                                            -----------------------------------       -----------------------------------
                                                          Interest                                  Interest
                                             Average       Income/       Yield/        Average       Income/       Yield/
(Dollars in thousands)                       Balance       Expense        Rate         Balance       Expense        Rate
-------------------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
   Loans (2,3):
       Taxable                              $ 505,072     $  23,445       6.21%       $ 466,181     $  19,534       5.60%
       Tax-exempt (4)                           4,881           235       6.44            5,301           296       7.46
   Securities (5):
       Taxable                                 28,681           593       2.76           25,906           335       1.73
       Tax-exempt (4)                          37,735         1,642       5.82           49,746         2,267       6.09
   Federal funds sold and other
     short-term investments                   105,723         2,260       2.86           83,585           666       1.06
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                          682,092        28,175       5.52          630,719        23,098       4.89
Nonearning assets:
   Cash and due from banks                     27,144                                    21,635
   Premises and equipment, net                 11,962                                    13,076
   Bank owned life insurance                   11,240                                    10,827
   Goodwill and other intangibles               9,572                                     5,660
   Other assets                                23,638                                    21,719
   Allowance for loan losses                   (5,996)                                   (5,749)
-------------------------------------------------------------------------------------------------------------------------
Total assets                                $ 759,652                                 $ 697,887
-------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                               $  81,150     $   1,071       1.76%       $  68,766     $     498        .97%
   Savings deposits                            25,948           320       1.65           29,895           208        .93
   Time deposits of
     $100 or more                              45,825         1,053       3.07           50,639           866       2.28
   Other time deposits                         36,717           842       3.07           35,152           543       2.06
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               189,640         3,286       2.32          184,452         2,115       1.53
   Short-term borrowings                          166             3       2.42               89            --         --
   Subordinated debentures                      3,700           148       5.35              513            18       4.69
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                193,506         3,437       2.37          185,054         2,133       1.54
Non-interest-bearing liabilities:
   Demand deposits                            100,049                                   103,219
   Accounts and drafts payable                386,097                                   336,189
   Other liabilities                            9,028                                     8,517
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                             688,680                                   632,979
Shareholders' equity                           70,972                                    64,908
Total liabilities and
   shareholders' equity                       759,652                                 $ 697,887
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                          24,738                                 $  20,965
Interest spread                                                           3.15%                                     3.35%
Net interest margin                                                       4.85%                                     4.44%
-------------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2004 Consolidated Financial Statements, filed with the Company's 2004 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $113,000 and $129,000 for the First Nine Months of 2005 and 2004, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $655,000 and $871,000 for the First Nine Months of 2005 and 2004, respectively.
6. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                     Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                         Third Quarter
                                                         2005 Over 2004
                                                -------------------------------
(In Thousands)                                  Volume       Rate        Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1), (2):
     Taxable                                    $   450     $   954     $ 1,404
     Tax-exempt (3)                                  (7)         (9)        (16)
   Securities:
     Taxable                                          7          89          96
     Tax-exempt (3)                                (356)        (26)       (382)
   Federal funds sold and other
     short-term investments                         121         586         707
-------------------------------------------------------------------------------
Total interest income                               215       1,594       1,809
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                 (34)        135         101
   Savings deposits                                  (1)         56          55
   Time deposits of $100 or more                    (38)        112          74
   Other time deposits                               17         121         138
   Short-term borrowings                              0           1           1
   Subordinated debentures                           29           3          32
-------------------------------------------------------------------------------
Total interest expense                              (27)        428         401
-------------------------------------------------------------------------------
Net interest income                             $   242     $ 1,166     $ 1,408
-------------------------------------------------------------------------------
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

                                                        First Nine Months
                                                         2005 Over 2004
                                                -------------------------------
(In Thousands)                                  Volume       Rate        Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1), (2):
     Taxable                                    $ 1,697     $ 2,214     $ 3,911
     Tax-exempt (3)                                 (22)        (39)        (61)
   Securities:
     Taxable                                         39         219         258
     Tax-exempt (3)                                (528)        (97)       (625)
   Federal funds sold and other
     short-term investments                         216       1,378       1,594
-------------------------------------------------------------------------------
Total interest income                             1,402       3,675       5,077
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                 103         470         573
   Savings deposits                                 (30)        142         112
   Time deposits of $100 or more                    (88)        275         187
   Other time deposits                               25         274         299
   Short-term borrowings                              0           3           3
   Subordinated debentures                          127           3         130
-------------------------------------------------------------------------------
Total interest expense                              137       1,167       1,304
-------------------------------------------------------------------------------
Net interest income                             $ 1,265     $ 2,508     $ 3,773
-------------------------------------------------------------------------------
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Allowance and Provision for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $225,000 provision made for loan losses during the Third Quarter of 2005 and a $150,000 provision made in the Third Quarter of 2004. There was a $625,000 provision made for the First Nine Months of 2005 compared with a $500,000 provision for the First Nine Months of 2004. Net loans recovered for the Third Quarter of 2005 and 2004 were $3,000 and $6,000 respectively. Net loans charged off for the First Nine Months of 2005 were $425,000 compared to net loans recovered of $15,000 for the First Nine Months of 2004. Of the amount charged off in 2005, $425,000 was related to one commercial borrower that ceased operations. The provision for loan losses can vary over time based on an ongoing assessment of the adequacy of the allowance for loan losses.

The allowance for loan losses at September 30, 2005 was $6,237,000 and at December 31, 2004 was $6,037,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2005 was 1.20% compared to 1.21% at December 31, 2004. Nonperforming loans were $1,134,000 or .22% of total loans at September 30, 2005 compared to $538,000 or .11% of total loans at December 31, 2004.

At September 30, 2005, impaired loans totaled $3,244,000, which included $1,134,000 of nonperforming loans and one other loan with a balance of $2,110,000 that was renegotiated in 2003. Although current under the new terms of the agreement, due to the financial condition of the borrower there still remains risk as to the collectability of all amounts due under the renegotiated agreement. Impaired loans at December 31, 2004 were $2,718,000, which included $538,000 of nonperforming loans and $2,180,000 related to the loan renegotiated in 2003 mentioned above. The allowance for loan losses on impaired loans was $1,617,000 as of September 30, 2005 and there were no impaired loans without an allowance for loan losses.

Total impaired loans decreased $377,000 from September 30, 2004 to September 30, 2005. This decrease was primarily due to one loan that had a balance of $692,000 last year that is now current under the terms of the loan agreement plus two loans that have been charged off totaling $160,000. A loan of $535,000 was added to the impaired list because the borrower has ceased operations and a specific reserve has been set up for the amount of the expected shortfall.

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

Summary of Asset Quality

The following table presents information as of and for the three and nine-month periods ended September 30, 2005 and 2004 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30                  September 30
                                                            ------------------------      -----------------------
(Dollars in Thousands)                                         2005           2004           2005          2004
-----------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                            $   6,009      $   5,865      $   6,037     $   5,506

Provision charged to expense                                      225            150            625           500

     Loans charged off                                             --             --            448             1
     Recoveries on loans previously charged off                     3              6             23            16
-----------------------------------------------------------------------------------------------------------------
Net loans (recovered) charged-off                                  (3)            (6)           425           (15)

Allowance at end of period                                  $   6,237      $   6,021      $   6,237     $   6,021
-----------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 513,096      $ 483,563      $ 509,953     $ 471,482
     September 30                                             518,792        496,027        518,792       496,027
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.22%          1.25%          1.22%         1.28%
     September 30                                                1.20           1.21           1.20          1.21
Nonperforming loans:
     Nonaccrual loans                                       $   1,111      $   1,120      $   1,111     $   1,120
     Loans past due 90 days or more                                23             --             23            --
     Renegotiated loans                                             0            169              0           169
-----------------------------------------------------------------------------------------------------------------
     Total non performing loans                             $   1,134      $   1,289      $   1,134     $   1,289
     Other impaired loans                                   $   2,110      $   2,332          2,110     $   2,332
     Foreclosed assets                                             --      $   1,234             --     $   1,234
-----------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                .22%           .27%           .22%          .27%
-----------------------------------------------------------------------------------------------------------------

The Bank sold the two properties it had been carrying as other real estate owned as of September 30, 2004. One property with a balance of $859,000 was sold in December 2004 at a net loss of $59,000. The second property with a balance of $375,000 was sold during the First Quarter of 2005 at a net gain of $38,000.

Operating Expense

Total operating expense for the Third Quarter of 2005 increased $1,265,000 or 9% to $15,061,000 compared to the Third Quarter of 2004. Total operating expense for the First Nine Months of 2005 increased $4,010,000 or 10% to $44,601,000 from the First Nine Months of 2004. The increases were due primarily to operating expenses of the Telecom Information Services division which was acquired in August 2004 and expenses related to the growth in processing activity. Operating expenses of the Telecom division were $806,000 and $2,398,000 for the Third Quarter of 2005 and the First Nine Months of 2005, respectively, compared to $263,000 for both periods in 2004.

Salaries and benefits expense increased $1,155,000 or 12% to $10,734,000 in the Third Quarter of 2005 compared with the Third Quarter of 2004 and increased $3,651,000 or 13% for the First Nine Months of 2005 compared with the First Nine Months of 2004. Salaries and benefits expense related to the Telecom division were $508,000 and $1,438,000 for the Third Quarter of 2005 and the First Nine Months of 2005, respectively, compared to $185,00 for both periods in 2004. The balance of the increase was primarily due to increases in performance bonuses and additional salaries and benefits necessary to support the increase in processing volume.

Occupancy expense for the Third Quarter of 2005 increased $102,000 or 22% to $562,000 from the Third Quarter of 2004 and increased $279,000 or 21% in the First Nine Months of 2005 compared with the First Nine Months of 2004. Occupancy expense related to the Telecom division was $21,000 and $62,000 for the Third Quarter of 2005 and the First Nine Months of 2005, respectively, compared to $7,000 for both periods in 2004. The remaining increase is due primarily to an increase in rent expense from the Bank expansion into Southern California and moving of two of its existing bank branches to new locations in Missouri.

Equipment expense for the Third Quarter of 2005 decreased $43,000 or 5% compared to the Third Quarter of 2004 and decreased $387,000 or 13% for the First Nine Months of 2005 compared with the First Nine Months of 2004. Equipment expense related to the Telecom division was $21,000 and $59,000 for the Third Quarter of 2005 and the First Nine Months of 2005, respectively, compared to $5,000 for both periods in 2004. The decreases relate primarily to software that was capitalized in 2000 and 2001 that is now fully amortized.

Amortization of intangible assets increased $30,000 or 33% to $121,000 for the Third Quarter of 2005 and increased $116,000 or 47% to $362,000 for the First Nine Months of 2005. This increase related to the software acquired from the acquisition of the Telecom division.

Other operating expense for the Third Quarter of 2005 increased $21,000 or 1% compared to the Third Quarter of 2004 and increased $351,000 or 4% for the First Nine Months of 2005 compared with the First Nine Months of 2004. Other operating expenses of the Telecom division were $160,000 for the Third Quarter of 2005 and $554,000 for the First Nine Months of 2005, respectively, compared to $41,000 for both periods in 2004. Outside services and supplies increased during the Third Quarter of 2005 and for the First Nine Months of 2005 offsetting reductions in postage.

Income tax expense for the Third Quarter of 2005 increased $849,000 or 116% compared to the Third Quarter of 2004 and increased $2,137,000 or 96% for the First Nine Months of 2005 compared with the First Nine Months of 2004. The effective tax rate for the Third Quarter of 2005 was 34% compared with 27% in the Third Quarter of 2004 and was 34% for the First Nine Months of 2005 compared with 29% in 2004. The increase in the effective tax rate was primarily due to the lower relative effect of tax-exempt investment income to total income.

Financial Condition

Total assets at September 30, 2005 increased $78,715,000 or 11% from December 31, 2004. The most significant change in asset balances during this period was federal funds sold and other short-term investments that increased $51,151,000 or 79%. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by changes in other asset balances and also by changes in deposit and accounts and drafts payable balances detailed below. Loans also increased as the Bank continues to expand its customer base.

Total liabilities were $720,136,000, an increase of $73,204,000 or 11% from December 31, 2004. Total deposits at September 30, 2005 were $274,036,000, a decrease of $1,593,000 or 1%. Accounts and drafts payable were $432,703,000, an increase of $74,230,000 or 21%. Total shareholders' equity at September 30, 2005 was $75,100,000 a $5,511,000 or 8% increase from December 31, 2004.

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

The increase in total shareholders' equity resulted from net income of $8,444,000; cash received on the exercise of stock options of $175,000; a $55,000 tax benefit on stock awards, $99,000 from the amortization of stock bonus awards offset by dividends paid of $2,319,000 ($.63 per share), the repurchase of 16,545 shares of treasury stock for $586,000, a decrease in other comprehensive income of $354,000 and cash paid for stock dividend fractional shares of $3,000.

Liquidity and Capital Resources

The balance of liquid assets, or cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, was $145,255,000 at September 30, 2005, an increase of $57,712,000 or 66% from December 31, 2004. At September 30, 2005 these assets represented 18% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt and equity securities was $76,111,000 at September 30, 2005, a decrease of $1,019,000 or 1% from December 31, 2004. These assets represented 10% of total assets at September 30, 2005. Of this total, 63% were state and political subdivision securities, 29% were U.S. Treasury securities and 8% were U.S. government agencies. Of the total portfolio, 32% matures in one year, 25% matures in one to five years and 43% matures in five or more years. During the First Nine Months of 2005 the Company sold securities with a market value of $12,952,000 and a portion of these funds were reinvested in U.S. Treasury and agency securities.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at an unaffiliated financial institution in the maximum amount of $75,149,000 collateralized by securities sold under repurchase agreements.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $9,707,000 for the First Nine Months of 2005 compared with $6,724,000 for the First Nine Months of 2004. This increase is primarily attributable to $2,924,000 additional net income and other normal fluctuations in other asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2005.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 2005 and December 31, 2004:

September 30, 2005 (In Thousands)                          Amount         Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                  $   75,678       12.29%
         Cass Commercial Bank                                37,720       12.80
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                  $   65,741       10.68%
         Cass Commercial Bank                                33,421       11.34
Tier I capital (to average assets)
         Cass Information Systems, Inc.                  $   65,741        8.51%
         Cass Commercial Bank                                33,421       10.06
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

Impact of New Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and adds a footnote to APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and supersedes EITF Abstracts, Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The guidance is required to be applied to reporting periods beginning after December 15, 2005. The Company does not anticipate this FSP will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 10 of this report for the pro forma net income and net income per share amounts, for Third Quarter 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" as a replacement of APB Opinion No. 20 and FASB Statement No 3. This Statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is not currently aware of any accounting changes or errors to which the provisions of this Statement will apply.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2005 has changed materially from that at December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is fairly recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive and Principal Financial Officers have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005 and based on their evaluation, believe that these procedures are adequate and effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the Third Quarter of 2005 in the Company's internal controls identified by the Chief Executive and Principal Financial Officers in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company maintains a treasury stock buyback program and as of September 30, 2005 was authorized by the Board of Directors to repurchase up to 83,455 shares of its Common Stock. No shares of the Company's Common Stock were repurchased in the Third Quarter of 2005.

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

                                    CASS INFORMATION SYSTEMS, INC.

DATE: November 4, 2005              By /s/ Lawrence A. Collett
                                       -----------------------------------------
                                                   Lawrence A. Collett
                                            Chairman and Chief Executive Officer


DATE: November 4, 2005              By /s/ Eric H. Brunngraber
                                       -----------------------------------------
                                                Eric H. Brunngraber
                                             Vice President-Secretary
                                    (Principal Financial and Accounting Officer)