Form 10-K
period 2005-12-31
CASS INFORMATION SYSTEMS INC
filed 2006-03-15
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes |_| No |X|

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                  Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer: |_| Accelerated filer: |X| Non-accelerated filer: |_|

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
                                                                  Yes |_| No |X|

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $117,728,000 based on the closing price of the common stock of $28.67 on June 30, 2005, as reported by the NASDAQ National Market.

As of March 10, 2006, the Registrant had 5,565,463 shares outstanding of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders.

                         CASS INFORMATION SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I.

Item 1.    BUSINESS ........................................................   1

Item 1A.   RISK FACTORS ....................................................   3

Item 1B.   UNRESOLVED STAFF COMMENTS .......................................   7

Item 2.    PROPERTIES ......................................................   7

Item 3.    LEGAL PROCEEDINGS ...............................................   7

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   7

PART II.
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS .............................................   8

Item 6.    SELECTED FINANCIAL DATA .........................................   9

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS .......................................   9

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......  27

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................  29

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE .............................  56

Item 9A.   CONTROLS AND PROCEDURES .........................................  56

Item 9B.   OTHER INFORMATION ...............................................  57

PART III.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............  57

Item 11.   EXECUTIVE COMPENSATION ..........................................  57

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS .................................  57

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................  58

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES ..........................  58

PART IV.

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ......................  58

           SIGNATURES ......................................................  59

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors which may cause future performance to vary from expected performance summarized in the forward-looking statements, including those set forth in this paragraph and in the "Risk Factors" section of this report. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: the failure to successfully execute our corporate plan, the loss of key personnel or inability to attract additional qualified personnel, the loss of key customers, increased competition, the inability to remain current with rapid technological change, risks related to acquisitions, risks associated with business cycles and fluctuations in interest rates, utility and system interruptions or processing errors, rules and regulations governing financial institutions and changes in such rules and regulations, credit risk related to borrowers' ability to repay loans, concentration of loans to certain segments such as commercial enterprises, churches and borrowers in the St. Louis area which creates risks associated with adverse factors that may affect these groups and volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

                                     PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. ("Cass" or "the Company") is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides freight invoice rating, payment, audit, accounting and transportation information to many of the nation's largest companies. It is also a processor and payer of utility invoices, including electricity, gas, and other facility related expenses. The Company is currently expanding its offerings in the telecommunications expense management market. In addition, the Company, through its wholly-owned bank subsidiary, Cass Commercial Bank ("the Bank"), provides commercial banking services. Its primary focus is to support the Company's payment operations and provide banking services to its target markets, which include privately-owned businesses and churches and church-related ministries. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts and other cash management services. The principal offices of the Company are at 13001 Hollenberg Drive, Bridgeton, Missouri, 63044. Other operating locations are in Columbus, Ohio, Boston, Massachusetts and Greenville, South Carolina. The Bank's headquarters are also located at the Bridgeton location and operates five other branches, four in the St. Louis metropolitan area and one in southern California.

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

Cass' shared business processes - Accounting, Human Resources and Technology - support its core competencies. Cass' accounting function provides the internal control systems to ensure the highest levels of accountability and protection for customers. Cass' human resources department provides experienced people dedicated to streamlining business procedures and reducing expenses. Cass' technology is proven and reliable. The need to safeguard data and secure the efficiency, speed and timeliness that governs its business is a priority within the organization. The ability to leverage technology over its strategic units allows Cass the advantage of deploying technology in a proven and reliable manner without endangering clients' strategic business and system requirements.

These core competencies, enhanced through shared business processes, drive Cass' strategic business units. Building upon these foundations, Cass continues to explore new business opportunities that leverage these competencies and processes.

Marketing, Customers and Competition

The Company is one of the largest firms in the freight bill processing and payment industry in the United States based on the total dollars of freight bills paid and items processed. Competition consists of a few primary competitors and numerous small freight bill audit firms located throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company also competes with other companies, located throughout the United States, that pay utility bills and provide management reporting. Available data indicates that the Company is one of the largest providers of utility information processing and payment services. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider ("ESP"). The ESPs market the Company's services adding value with their unique auditing, consulting and technological capabilities. Many of Cass' services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. There are also many competitors that process, audit and pay telecommunication invoices located throughout the United States.

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. Due to its ownership of a federally insured commercial bank, the Company is a bank holding corporation and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri. It was approved by the Board of Governors of the Federal Reserve System in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. The Company's bank subsidiary encounters competition from numerous banks and financial institutions located throughout the St. Louis, Missouri metropolitan area and other areas in which the Bank competes. The Bank's principal competitors, however, are large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks.

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay(R), Transdata(R), TransInq(R), Ratemaker(R), Rate Advice(R), First Rate(R), Best Rate(R), Rate Exchange(R) and CassPort(R). The Company and its subsidiaries are not dependent on any one customer for a significant portion of their businesses. The Company and its subsidiaries have a varied client base with no individual client exceeding 10% of total revenue. The Bank does, however, target its services to privately-held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri, Orange County, California and other selected cities located throughout the United States.

Discontinued Operations

On December 30, 2005, the Company's bank subsidiary sold the operating assets of its wholly-owned subsidiary, Government e-Management Solutions, Inc. ("GEMS"), to N. Harris Computer Corporation for $7,000,000 resulting in a pre-tax gain of $1,336,000. Including this gain, GEMS' net loss for 2005 was $298,000. GEMS developed, licensed and installed integrated financial, property and human resource management systems to the public sector, primarily cities and counties. GEMS was acquired on January 2, 2001 when the Company's bank subsidiary foreclosed on the operating assets of a software company in order to protect its financial interests. The Bank transferred these assets to a wholly-owned subsidiary, and invested in and stabilized the business. From the date of foreclosure through December 31, 2002, the assets were accounted for as a foreclosed asset held for sale. On January 1, 2003, the Company reclassified GEMS from held for sale to held and used and consolidated its operations into those of the Company. As a result of the sale, the Company's consolidated financial statements have been revised to present GEMS as a discontinued operation for all periods presented.

Employees

The Company and its subsidiaries had 556 full-time and 160 part-time employees as of December 31, 2005. Of these employees, the Bank had 62 full-time and 7 part-time employees.

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

Website Availability of SEC Reports

Cass will, as soon as practicable after they are electronically filed with the Securities and Exchange Commission (SEC), make available free of charge on its website each of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports of Form 8-K, all amendments to those reports, and its definitive proxy statements. The address of Cass's website is: www.cassinfo.com. All reports filed with the SEC are available at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549-0213 or for more information call the Public Reference Room at 1-800-SEC-0330. The SEC also makes all filed reports available on their website at www.sec.gov.

The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Financial Information about Segments

The revenues from external customers, net income (loss) and total assets by segment, for the three years ended December 31, 2005 are set forth in Item 8,
Note 19 of this report.

Statistical Disclosure by Bank Holding Companies

For the statistical disclosure by bank holding companies refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 1A. RISK FACTORS

This section highlights specific risks that could affect the Company's business. Although this section attempts to highlight key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and Cass cannot predict such risks or estimate the extent to which they may affect the Company's financial performance. In addition to the factors discussed elsewhere or incorporated by reference in this report, the identified risks that could cause actual results to differ materially include the following:

Unfavorable developments concerning customer credit quality could affect Cass' financial results.

Although the Company regularly reviews credit exposure related to its customers and various industry sectors in which it has business relationships, default risk may arise from events or circumstances that are difficult to detect or foresee. Under such circumstances, the Company could experience an increase in the level of provision for credit losses, nonperforming assets, net charge-offs and allowance for credit losses.

The Company has lending concentrations, including, but not limited to, churches and church-related entities located in selected cities and privately-held businesses located in or near St. Louis, Missouri, that could suffer a significant decline which could adversely affect the Company.

Cass' customer base consists, in part, of lending concentrations in several segments and geographical areas. In the event of a downturn in the economy or general decline in any one of these segments or areas, the Company could experience increased credit losses, and its business could be adversely affected.

Fluctuations in interest rates could affect Cass' net interest income and balance sheet.

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions' net interest income. Fluctuations in interest rates affect Cass' balance sheet, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Customer borrowing, repayment, investment and deposit practices generally may be different than anticipated.

The Company uses a variety of financial tools, models and other methods to anticipate customer behavior as a part of its strategic planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of Cass' control could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could adversely affect Cass' ability to anticipate business needs and meet regulatory requirements.

Operational difficulties or security problems could damage Cass' reputation and business.

The Company depends on the reliable operation of its computer operations and network connections from its clients to its systems. Any operational problems or outages in these systems would cause Cass to be unable to process transactions for its clients, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce client satisfaction with the Company's products and services and harm Cass' financial results. Cass also depends on the security of its systems. Company networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A material security problem affecting Cass could damage its reputation, deter prospects from purchasing its products, deter customers from using its products or result in liability to Cass.

Cass must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, the Company's existing product and service offerings, technology and systems may become obsolete. Further, if Cass fails to adopt or develop new technologies or to adapt its products and services to emerging industry standards, Cass may lose current and future customers, which could have a material adverse effect on its business, financial condition and results of operations. The payment processing and financial services industries are changing rapidly and in order to remain competitive, Cass must continue to enhance and improve the functionality and features of its products, services and technologies. These changes may be more difficult or expensive than the Company anticipates.

Competitive product and pricing pressure within Cass' markets may change.

The Company operates in a very competitive environment, which is characterized by competition from a number of other vendors and financial institutions in each market in which it operates. The Company competes with large payment processors and national and regional financial institutions and also smaller auditing companies and banks in terms of products and pricing. If the Company is unable to compete effectively in products and pricing in its markets, business could decline.

Management's ability to maintain and expand customer relationships may differ from expectations.

The industries in which the Company operates are very competitive. The Company not only competes for business opportunities with new customers, but also competes to maintain and expand the relationships it has with its existing customers. While management believes that it can continue to grow many of these relationships, the Company will continue to experience pressures to maintain these relationships as its competitors attempt to capture its customers.

The introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the expansion of payment and processing activities to new markets, the expansion of products and services to existing markets and opening of new bank branches, may be less successful or may be different than anticipated. Such a result could adversely affect Cass' business.

The Company makes certain projections and develops plans and strategies for its payment processing and banking products. If the Company does not accurately determine demand for its products and services, it could result in the Company incurring significant expenses without the anticipated increases in revenue, which could result in an adverse effect on its earnings.

Management's ability to retain key officers and employees may change.

Cass' future operating results depend substantially upon the continued service of Cass' executive officers and key personnel. Cass' future operating results also depend in significant part upon Cass' ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and the Company cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Company to hire personnel over time. Cass' business, financial condition and results of operations could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by Cass' inability to attract and retain skilled employees.

Methods of reducing risk exposures might not be effective.

Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market and liquidity, operational, compliance, business risks and enterprise-wide risks could be less effective than anticipated. As a result, the Company may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk.

Changes in regulation or oversight may have a material adverse impact on Cass' operations.

The Company is subject to extensive regulation, supervision and examination by the Missouri Division of Finance, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission and other regulatory bodies. Such regulation and supervision governs the activities in which the Company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Cass' operations, investigations and limitations related to Cass' securities, the classification of Cass' assets and determination of the level of Cass' allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Cass' operations.

The Company's accounting policies and methods are the basis of how Cass reports its financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain. In addition, changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact Cass' financial statements.

The Company's accounting policies and methods are fundamental to how Cass records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management's judgment as to the most appropriate manner in which to record and report Cass' financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Company reporting materially different amounts than would have been reported under a different alternative.

Cass has identified three accounting policies as being "critical" to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. More information on Cass' critical accounting policies is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of the Company's financial statements. These changes can be hard to predict and can materially impact how management records and reports the Company's financial condition and results of operations.

Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Company and its subsidiaries, could adversely affect Cass or the financial services industry in general.

The Company has been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that the Company will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of Cass' efforts, which by itself could have a material adverse effect on Cass' financial condition and operating results. Further, adverse determinations in such matters could result in actions by Cass' regulators that could materially adversely affect Cass' business, financial condition or results of operations.

Cass is subject to examinations and challenges by tax authorities, which, if not resolved in the Company's favor, could adversely affect the Company's financial condition and results of operations.

In the normal course of business, Cass and its affiliates are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company's favor, they could have an adverse effect on Cass' financial condition and results of operations.

Cass' stock price can become volatile and fluctuate widely in response to a variety of factors.

These factors can include actual or anticipated variations in Cass' quarterly results; new technology or services by competitors; unanticipated losses or gains due to unexpected events, including losses or gains on securities held for investment purposes; significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors; changes in accounting policies or practices; failure to integrate acquisitions or realize anticipated benefits from acquisitions; or changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations also could cause Cass' stock price to decrease regardless of its operating results.

There could be terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Company.

The terrorist attacks in September 2001 in the United States and ensuing events, as well as the resulting decline in consumer confidence, has had a material adverse effect on the economy. Any similar future events may disrupt Cass' operations or those of its customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm Cass' operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm Cass' stock price and may limit the capital resources available to its customers and the Company. This could have a significant impact on Cass' operating results, revenues and costs and may result in increased volatility in the market price of Cass' common stock.

There could be natural disasters, including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, which may adversely affect the general economy, financial and capital markets, specific industries, and the Company.

The Company has significant operations and customer base in Missouri, California, Ohio, Massachusetts, and other regions where natural disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural disasters at times have disrupted the local economy, Cass' business and customers and have posed physical risks to Cass' property. A significant natural disaster could materially affect Cass' operating results.

General political, economic or industry conditions may be less favorable than expected.

Local, domestic, and international economic, political and industry-specific conditions and governmental monetary and fiscal policies affect the industries in which the Company competes, directly and indirectly. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors outside of Cass' control may adversely affect the Company. Economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Cass' earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri. This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space. The Company also owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional production facilities are located in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through March, 2009 and in Greenville, South Carolina where approximately 5,800 square feet of office space is leased through November, 2013.

The Bank's headquarters are also located at 13001 Hollenberg Drive, Bridgeton, Missouri. The Bank occupies approximately 20,500 square feet of the 61,500 square foot building. In addition, the Bank owns a banking facility near downtown St. Louis, Missouri that consists of approximately 1,750 square feet with adjoining drive-up facilities. The Bank has additional leased facilities in Maryland Heights, Missouri (2,500 square feet), Fenton, Missouri (2,000 square feet), Chesterfield, Missouri (2,850 square feet) and Santa Ana, California (3,400 square feet).

Management believes that these facilities are suitable and adequate for the Company's operations.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market(R) under the symbol "CASS". As of March 3, 2006 there were 240 holders of record of the Company's Common Stock. High and low sale prices, as reported by Nasdaq and adjusted for the 50% stock dividend issued September 15, 2005 for each quarter of 2005 and 2004 were as follows:

                                       2005                        2004
                                       ----                        ----
                                  High        Low            High         Low
                                  ----        ---            ----         ---
         1st    Quarter        $ 27.327    $ 22.667       $ 23.333     $ 19.455
         2nd    Quarter          28.667      25.000         27.133       22.667
         3rd    Quarter          39.999      26.540         28.000       24.667
         4th    Quarter          35.100      29.550         25.667       23.300

Cash dividends paid per share, restated for stock dividends, by the Company during the two most recent fiscal years were as follows:

                                                2005              2004
                                                ----              ----

                 March 15                     $ .140            $ .127
                 June 15                        .140              .140
                 September 15                   .140              .140
                 December 15                    .160              .140

The Company also maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 150,000 shares of the Company's Common Stock. The Company repurchased 42,665 shares during 2005 for $1,434,000 and did not repurchase any shares in 2004. As of December 31, 2005, 48,098 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

The following table sets forth information about the Company's purchases of its $.50 par value Common Stock, its only class of stock registered pursuant to
Section 12 of the Exchange Act:

                                                                                                          Maximum
                                                                               Total Number of          Number that
                                     Total Number            Average           Shares Purchased         May Yet Be
                                       of Shares           Price Paid        as part of Publicly      Purchased Under
             Period                    Purchased            per Share         Announced Program         The Program
---------------------------------------------------------------------------------------------------------------------
September 30, 2005 Balance                                                                                 75,763
October 1 - October 31                  12,185               $33.00                  12,185                63,578
November 1 - November 30                    --                   --                      --                63,578
December 1 - December 31                15,480                32.30                  15,480                48,098
---------------------------------------------------------------------------------------------------------------------
                  Total                 27,665               $32.61                  27,665                48,098
---------------------------------------------------------------------------------------------------------------------

Refer to Item 8, Note 14 to the consolidated financial statements for information concerning stock options and bonus plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands, except per share data)          2005            2004           2003           2002            2001
-------------------------------------------------------------------------------------------------------------------------
Fee revenue and other income                     $   38,653       $  34,047      $  32,371      $  28,030       $ 23,243
Interest income on loans (1)                         32,214          27,055         25,601         26,197         29,069
Interest income on debt and equity securities         2,441           2,558          2,033          4,733          4,323
Other  interest income                                3,596           1,120            609            687          2,790
   Total interest income                             38,251          30,733         28,243         31,617         36,182
Interest expense on deposits                          4,486           3,024          1,847          2,240          3,863
Interest expense on short-term borrowings                 5               1             14             33              9
Interest on subordinated convertible debentures         196              70             --             --             --
       Total interest expense                         4,687           3,095          1,861          2,273          3,872
   Net interest income                               33,564          27,638         26,382         29,344         32,310
Provision for loan losses                               775             550            190            500             60
   Net interest income after provision               32,789          27,088         26,192         28,844         32,250
Operating expense                                    55,216          47,045         47,383         46,575         44,729
   Income before income tax expense                  16,226          14,090         11,180         10,299         10,764
   Income tax expense                                 4,982           4,209          3,385          2,987          3,739
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                $   11,244       $   9,881      $   7,795      $   7,312       $  7,025
Net income (loss) from discontinued operations         (298)         (1,876)           107             --             --
Net income                                           10,946           8,005          7,902          7,312          7,025
-------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share from
   continuing operations                         $     1.99       $   1.76       $    1.40      $    1.31       $   1.24
Diluted  earnings per share                            1.94           1.43            1.42           1.31           1.24
Dividends per share                                    0.580          0.547           0.509          0.473         0.462
Dividend payout ratio                                 29.24%          37.79%         35.61%         35.94%         36.71%
-------------------------------------------------------------------------------------------------------------------------
Average total assets                             $  776,899       $ 709,518       $626,451       $602,446       $572,724
Average net loans                                   506,898         471,412        438,072        399,018        371,367
Average debt and equity securities                   71,037          78,745         57,729         97,668         72,111
Average total deposits                              290,555         292,379        249,951        240,640        214,954
Average subordinated convertible debentures           3,700           1,314             --             --             --
Average total shareholders' equity                   71,892          65,804         61,346         57,300         54,929
-------------------------------------------------------------------------------------------------------------------------
Return on average total assets                         1.41%          1.13%           1.26%          1.21%          1.23%
Return on average total shareholders' equity          15.23          12.16           12.88          12.76          12.79
Average equity to assets ratio                         9.25           9.27            9.79           9.51           9.59
Equity to assets ratio at year-end                     9.20           9.71           10.03          10.59           9.22
Net interest margin                                    4.95           4.48            4.85           5.60           6.27
Allowance for loan losses to loans at year-end         1.19           1.21            1.17           1.22           1.29
Nonperforming assets to loans and foreclosed
   assets                                               .28            .18            1.12           3.50           1.60
Net loan charge-offs (recoveries) to average
   loans outstanding                                    .10              --          (0.01)          0.03           0.01
-------------------------------------------------------------------------------------------------------------------------

1.    Interest income on loans includes net loan fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2005, 2004 and 2003. All share and per share data have been restated to give effect to the 10% and 50% stock dividends issued on March 15, 2004 and September 15, 2005, respectively. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

Executive Overview

Cass Information Systems, Inc. provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts and Greenville, South Carolina. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

The specific payment and information processing services provided to each customer are developed individually to meet each customer's requirements which can vary greatly. In addition, the degree of automation such as electronic data interchange ("EDI"), imaging, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general, however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest expense on its deposits. The Bank also assesses fees on other services such as cash management services.

Industry-wide factors that impact the Company include the acceptance by large corporations of the outsourcing of key business functions such as freight, utility and telecommunication payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company.

On December 30, 2005, the Company's bank subsidiary sold the operating assets of its wholly-owned subsidiary, Government e-Management Solutions, Inc. ("GEMS"), to N. Harris Computer Corporation for $7,000,000 resulting in a pre-tax gain of $1,336,000. Including this gain, GEMS' net loss for 2005 was $298,000. The assets, liabilities and operating results of GEMS have been reclassified as discontinued operations for all periods. GEMS developed and sold proprietary financial, human resource and revenue management software to government entities. GEMS was acquired on January 2, 2001 when the Company's bank subsidiary foreclosed on the operating assets of a software company in order to protect its financial interests.

As part of the Company's year-end closing procedures, the Company performed a valuation of its minority equity interest in a private imaging company. This investment was made in 2001 to acquire imaging technology for the Company's payment operations. The business has performed poorly during the past few years and the majority owner is in the process of implementing a new business plan. Based on the current and projected operating losses of this entity, the Company recognized a $3,100,000 impairment charge on its investment. As of December 31, 2005 the Company's remaining financial interest in this entity was a $1,152,000 interest in a secured line of credit participated with the entity's majority owner for working capital purposes.

The Company had an excellent year in 2005 surpassing management's expectations. Total fee revenue and other income from continuing operations increased $4,606,000 or 14% and net interest income increased $5,701,000 or 21% while increases in total operating expenses were held to $5,071,000 or 11%. This increase in operating expenses also includes the August 2004 acquisition of Cass' telecom group. These results were driven by a 3,557,000 or 12% increase in items processed, $2,919,000,000 or 22% increase in dollars processed and strong expense control combined with a rise in the general level of interest rates. The disposition of GEMS and the $3,100,000 impairment charge further strengthened the Company's balance sheet. The asset quality of the Company's loans and investments remains strong.

Currently, management views Cass' major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company's lead in applied technology, which, when combined with the security and processing controls of the Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue in 2006. The general level of interest rates, particularly short-term interest rates, began to increase in 2004 and continued through 2005. If rates continue to rise, the positive impact on net interest income and net earnings will continue. Management intends to continue to refine its risk management practices, monitor and manage the quality of the loan portfolio and maintain a strong financial and liquidity position.

Critical Accounting Policies

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management's estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on our business operations are discussed in the "Allowance and Provision for Loan Losses" section of this report.

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets, internally developed software and investments in private equity securities for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. Assets held for sale are carried at the lower of cost or fair value less costs to sell. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns such as the realization of deferred tax assets, changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. A change in the assessment of the outcomes of such matters could materially impact its consolidated financial statements.

Summary of Results

                                                             December 31,                                 % Change
                                          -------------------------------------------------       -------------------------
(In thousands, except per share data)         2005               2004               2003          2005 v 2004   2004 v 2003
---------------------------------------------------------------------------------------------------------------------------
Total Processing Volume                        32,281             28,724             27,977          12.4%          2.7%
Total Processing Dollars                  $16,372,097        $13,452,868        $12,014,368          21.7%         12.0%
Payment and Processing Fees               $    35,901        $    30,695        $    28,440          17.0%          7.9%
Net Investment Income                     $    32,789        $    27,088        $    26,192          21.0%          3.4%
Total Net Revenues                        $    71,442        $    61,135        $    58,563          16.9%          4.4%
Average Earning Assets                    $   697,285        $   643,847        $   563,071           8.3%         14.3%
Net Interest Margin                              4.95%              4.48%              4.85%         10.5%         -7.6%
Impairment of Equity Investment           $     3,100                 --                 --           N/A           N/A
Net Income from Continuing Operations     $    11,244        $     9,881        $     7,795          13.8%         26.8%
Diluted EPS from Continuing Operations    $      1.99        $      1.76        $      1.40          13.1%         25.7%
Net Income                                $    10,946        $     8,005        $     7,902          36.7%          1.3%
Diluted Earnings per Share                $      1.94        $      1.43        $      1.42          35.7%          0.7%
Return on Average Assets                         1.41%              1.13%              1.26%
Return on Average Equity                        15.23%             12.16%             12.88%
---------------------------------------------------------------------------------------------------------------------------

The results of 2005 compared to 2004 include the following significant items:

      Payment and processing fee revenue from continuing operations increased as the number of transactions processed increased. This increase was driven mainly by the expansion of the Company's customer base and number of services offered. It is the Company's strategy to expand processing revenue by 1) actively marketing the Company's existing product lines in freight, utility, and telecom payment and processing, 2) expanding the Company's service offerings to the markets currently served and 3) expanding into new markets by leveraging its payment and processing capabilities. The August 2004 acquisition of Cass' telecom group was part of this strategy. This acquisition, although not yet accretive to earnings, significantly increased the Company's audit and telecom expense management capabilities.

      Net interest income after provision for loan losses increased $5,701,000 due primarily to an increase in the general level of interest rates. The net interest margin on a tax equivalent basis was 4.95% in 2005 compared to 4.48% in 2004. Another significant contributor to the increase in net interest income was a $53,438,000 increase in average earning assets. The growth in average earning assets was funded mainly by increases in accounts and drafts payable due to the increase in dollars processed.

      Gains from the sale of securities decreased $498,000 to $547,000 compared to last year's $1,045,000. Bank service fees decreased $184,000 or 11% to $1,535,000 due primarily to the fact that as the earnings credit rate granted customers on their account balances increases with the general level of interest rates, the amount of service fees charged decreases. Other income from continuing operations remained fairly constant, $670,000 in 2005 and $588,000 in 2004. Excluding the $3,100,000 impairment charge relating to the Company's investment in a private imaging company, operating expenses from continuing operations increased $5,071,000 due mainly to expenses relating to the increase in processing activity along with the additional expenses related to the telecom group which was acquired in August 2004.

      In addition to the factors above relating to the results of continuing operations, net income, diluted earnings per share, return on assets and return on equity were also affected by a $298,000 net loss from GEMS' discontinued operations which includes a $1,336,000 gain on the sale of its operating assets.

The results of 2004 compared to 2003 include the following significant items:

      Payment and processing fee revenue from continuing operations increased $2,255,000 as the number of transactions processed increased 747,000. This increase was driven by the expansion of the Company's customer base and number of services offered.

      Net interest income after provision for loan losses increased $896,000 due primarily to the increase in average earning assets of $80,776,000. This increase included an increase in total average loans of $33,782,000. The growth in average earning assets was derived from both increases in deposits and accounts and drafts payable. Interest income, derived from the increase in earning assets, was partially offset by an increase in interest paid on deposit liabilities, due to both an increase in balances and an increase in rates paid.

      Gains from the sale of securities decreased $409,000 to $1,045,000 in 2004 compared to $1,454,000 in 2003. Bank service fees decreased $87,000 or 5% to $1,719,000 due primarily to the fact that as the earnings credit rate granted customers on their account balances increases with the general level of interest rates, the amount of service fees charged decreases. Other income decreased $83,000 or 12% to $588,000 due mainly to a decrease in revenue generated from the investment in bank owned life insurance during 2004. Operating expenses from continuing operations decreased $338,000 or less than 1% to $47,045,000 despite the additional expenses generated from the acquisition of the telecom group in August 2004.

      In addition to the factors above relating to the results of continuing operations, net income, diluted earnings per share, return on assets and return on equity were also affected by a $1,876,000 net loss from the discontinued operations of GEMS.

Summary of Fourth Quarter Results

The positive trends in fee revenue, net interest income and net income that existed in 2005 continued during the fourth quarter. Net operating results, however, were also affected by two other significant events. The first was the sale of the operating assets of GEMS on December 30, 2005 and the second was the impairment of the Company's equity investment in a private imaging company. The sale of GEMS' operating assets resulted in a pre-tax gain of $1,336,000. Including this gain, GEMS' net income was $84,000 in the fourth quarter and these results are reflected as discontinued operations. Net income from continuing operations before taxes was reduced $3,100,000 due to the impairment charge. For more detail refer to Item 8, Notes 2, 7 and 21.

Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                        December 31,                           % Change
                                        ------------------------------------------    ---------------------------
(In thousands)                               2005           2004            2003      2005 v 2004     2004 v 2003
-----------------------------------------------------------------------------------------------------------------
Freight Invoice Transaction Volume           26,626         23,526          23,359        13.2%            .7%
Freight Invoice Dollar Volume           $11,949,052     $9,752,203      $8,673,993        22.5%          12.4%
Utility Transaction Volume                    5,655          5,198           4,618         8.8%          12.6%
Utility Transaction Dollar Volume        $4,423,045     $3,700,665      $3,340,375        19.5%          10.8%
Payment and processing revenue              $35,901        $30,695         $28,440        17.0%           7.9%
Bank service fees                            $1,535         $1,719          $1,806       -10.7%          -4.8%
Gains on sales of investment securities        $547         $1,045          $1,454       -47.7%         -28.1%
Other                                          $670           $588            $671        13.9%         -12.4%
-----------------------------------------------------------------------------------------------------------------

Fee revenue and other income in 2005 compared to 2004 include the following significant pre-tax components:

      Freight transaction volume increased 3,100,000 during the past year. This increase was due mainly to the assimilation of a significant amount of new business in 2005 and the continuation of a strong business climate for many companies in the customer base. In addition to these factors, higher dollar volume during the last three years has been affected by higher dollars per shipment due to escalating fuel costs. Utility volume also experienced solid growth, adding more than 450,000 transactions in 2005. This growth was due mainly to new business. While new business grew about the same rate as in the past, the Company was negatively impacted by the loss of two high transaction customers, which accounted for a decrease of 175,000 transactions. The loss of these two customers was not material from a profitability standpoint. The higher rate of growth in utility dollars compared to utility volume was due to the conversion of a large customer to payables from data entry only, an increasing market share in the industrial vertical market which generates higher dollars per bill and higher commodity costs that raise the average dollars per bill. These transaction volume increases drove most of the $5,206,000 increase in payment and processing revenue. The telecom group, which was acquired in August 2004, contributed $2,493,000 of payment and processing fees for 2005 and $538,000 in 2004.

      Bank service fees decreased $184,000 during this time period. This decrease was due primarily to the fact that service fees decrease as the credit allowance for non-interest bearing deposits increases, due to the general level of interest rate increases. During 2005 the Company recorded net gains of $547,000 on the sales of securities. During 2004, net gains of $1,045,000 were recorded on the sales of securities. These securities sales were made to adjust the portfolio to reflect the changes in the interest rate environment, growth in the loan portfolio during the past two years and to offset the loss of interest income due to the dramatic decline in the general level of interest rates. Other miscellaneous income increased $82,000 from 2004.

Fee revenue and other income in 2004 compared to 2003 include the following significant pre-tax components:

      Freight transaction volume increased slightly due mainly to increased activity from existing clients. There was also a change in mix from lower priced, simple transactions to higher priced, complex transactions. Total dollar volume processed from this division increased during this period due to increased activity from existing clients and larger average freight charges. Fees for the period grew due to the increased volume and additional services provided. The increase in volume and fees from the utility division increased primarily due to new customers as the growth of this segment continues. The acquisition of the telecom group in August, 2004 contributed $538,000 of payment and processing fees in 2004.

      Bank service fees decreased $87,000 during the year. This decrease was due primarily to the fact that service fees decrease as the credit allowance for non-interest bearing deposits increases, due to the general level of interest rate increases. During 2004 the Company recorded net gains of $1,045,000 on the sales of securities. During 2003, net gains of $1,454,000 were recorded on the sales of securities. These securities sales were made to adjust the portfolio to reflect the changes in the interest rate environment, growth in the loan portfolio during the prior two years and to offset the loss of interest income due to the dramatic decline in the general level of interest rates. Other income decreased $83,000 during this period. This decrease was primarily due to a decrease in income recognized from the increase in the cash surrender value of bank owned life insurance purchased by the Company in 2002.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors for the three periods ended December 31, 2005, 2004 and 2003:

                                                                                  % Change          % Change
(In Thousands)                             2005          2004         2003      2005 v. 2004      2004 v. 2003
--------------------------------------------------------------------------------------------------------------
Average earning assets                   $697,285     $643,847     $563,071           8.3%            14.3%
Net interest income                        34,534       28,838       27,310          19.8%             5.6%
Net interest margin                         4.95%        4.48%        4.85%          10.5%            (7.6%)
Yield on earning assets                     5.62%        4.96%        5.18%          13.3%            (4.2%)
Rate on interest bearing liabilities        2.45%        1.64%        1.24%          49.4%            32.3%
--------------------------------------------------------------------------------------------------------------

Net interest income in 2005 compared to 2004:

      The increase in net interest income was caused by the combination of a significant increase in earning assets combined with a significant increase in net interest margin. The increase in earning assets was funded mainly by the increase in accounts and drafts payable due to the increased dollars processed. The increase in net interest margin was due mainly to the rise in the general level of interest rates and also the increase in the size of the loan portfolio. Loans are the Company's highest yielding earning asset for any given maturity. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is negatively affected by decreases in the level of interest rates. This is primarily due to the non-interest-bearing liabilities generated by the Company in the form of accounts and drafts payable. More information is contained in the tables below and in Item 7A of this report.

      Total average loans increased $35,732,000 or 7% to $512,966,000. This increase was attributable to new business relationships. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

      Total average investment in debt and equity securities decreased $7,708,000 or 10% to $71,037,000. The investment portfolio will expand and contract over time as the interest rate environment changes and the Company manages its liquidity and interest rate position. Total average federal funds sold and other short-term investments increased $25,414,000 or 29% to $113,282,000. This increase was funded by the increase in accounts and drafts payable and provides the Company with additional liquidity to take advantage of higher interest rates.

      The Bank's average interest-bearing deposits remained relatively flat with a $554,000 or 0.3% decrease compared to the prior year due to the Company's increase in liquidity and resulting decreased need for higher-cost funding. Average demand deposits decreased $1,270,000 or 1% due to the fact that balances and service fees associated with these deposits decrease as the credit allowance for non-interest bearing deposits increases due to the general level of interest rate increases. Average rates paid on interest-bearing liabilities increased from 1.64% to 2.45% as the general level of interest rates increased.

Net interest income in 2004 compared to 2003:

      The increase in net interest income was caused by the significant increase in earning assets that exceeded the decline in net interest margin. This increase in earning assets was funded by both an increase in accounts and drafts payable due to the increased dollars processed and an increase in bank deposits due to the expansion of the Banks' customer base. The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is positively affected by increases in the level of interest rates. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. Despite the slight increase in interest rates during the second half of 2004 the net interest margin was lower than in 2003 due to the decreases over the prior few years and the fact that changes in interest rates affect some earning assets such as federal funds sold and floating rate loans immediately, and some earning assets such as fixed rate loans and municipal bonds over time. This decrease in net interest margin was also negatively impacted by an increase in rates paid on deposits. More information is contained in the tables below and in Item 7A of this report.

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

      The increase in both interest-bearing liabilities and rates paid on deposits partially offsets the increases achieved by an increase in earning assets. Interest-bearing deposits increased $38,638,000 or 26% due to the Bank's marketing efforts to increase its customer base. Rates paid on the deposits increased from 1.24% to 1.61%. This resulted in an increase of $1,177,000 or 64% in interest paid on deposits.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:


                                                    2005                            2004                            2003
                                        ----------------------------    ----------------------------    ----------------------------
                                                            Interest                        Interest                        Interest
                                         Average   Income/   Yield/      Average   Income/   Yield/      Average   Income/   Yield/
(Dollars in thousands)                   Balance   Expense    Rate       Balance   Expense    Rate       Balance   Expense    Rate
====================================================================================================================================
Assets(1)
Earning assets:
   Loans (2,3):
      Taxable                           $508,151   $32,012    6.30%     $471,995   $26,807    5.68%     $437,807   $25,319   5.78%
      Tax-exempt (4)                       4,815       310    6.44         5,239       376    7.18         5,645       427   7.56
   Debt and equity securities (5):
      Taxable                             28,610       831    2.90        26,603       476    1.79        22,183       499   2.25
      Tax-exempt (4)                      42,427     2,472    5.83        52,142     3,154    6.05        35,546     2,317   6.52
   Federal funds sold and other
      short-term investments             113,282     3,596    3.17        87,868     1,120    1.27        61,890       609    .98
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                     697,285    39,221    5.62       643,847    31,933    4.96       563,071    29,171   5.18
Nonearning assets:
   Cash and due from banks                28,874                          23,035                          19,136
   Premises and equipment, net            11,269                          12,034                          14,108
   Bank owned life insurance              11,298                          10,874                          10,419
   Goodwill and other
      intangibles, net                     5,499                           2,381                             602
   Other assets                           22,541                          16,485                          17,322
Assets related to discontinued
   operations                              6,201                           6,684                           7,173
Allowance for loan losses                 (6,068)                         (5,822)                         (5,380)
------------------------------------------------------------------------------------------------------------------------------------
Total assets                            $776,899                        $709,518                        $626,451
------------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                           $80,976    $1,485    1.83%      $73,792   $   845    1.15%     $ 52,630   $   371    .70%
   Savings deposits                       26,622       458    1.72        29,712       293     .99        36,192       281    .78
   Time deposits of
      $100 or more                        43,967     1,401    3.19        49,540     1,160    2.34        44,793       844   1.88
   Other time deposits                    35,679     1,142    3.20        34,754       726    2.09        15,545       351   2.26
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits          187,244     4,486    2.40       187,798     3,024    1.61       149,160     1,847   1.24
   Short-term borrowings                     165         5    3.03            91         1    1.10           943        14   1.48
   Subordinated convertible
      debentures                           3,700       196    5.30        1,314         70    5.33           --        --      --
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                           191,109     4,687    2.45       189,203     3,095    1.64       150,103     1,861   1.24
Noninterest-bearing liabilities:
   Demand deposits                       103,311                         104,581                         100,791
   Accounts and drafts payable           401,258                         341,247                         306,227
   Other liabilities                       7,472                           6,896                           6,127
Liabilities related to
discontinued operations                    1,857                           1,787                           1,857
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                        705,007                         643,714                         565,105
Shareholders' equity                      71,892                          65,804                          61,346
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                 $776,899                        $709,518                        $626,451
Net interest income                                $34,534                         $28,838                         $27,310
Net interest margin                                           4.95%                           4.48%                          4.85%
Interest spread                                               3.17%                           3.32%                          3.94%
====================================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
3. Interest income on loans includes net loan fees of $161,000, $178,000 and $90,000 for 2005, 2004 and 2003, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% for 2005 and 34% for 2004 and 2003. The tax-equivalent adjustment was approximately $970,000, $1,200,000 and $928,000 for 2005, 2004 and
      2003, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

                                                             2005 Over 2004                      2004 Over 2003
                                                    ------------------------------       ------------------------------
(Dollars in thousands)                              Volume(1)    Rate(1)     Total       Volume(1)    Rate(1)      To
=======================================================================================================================
Increase (decrease) in interest income:
   Loans (2,3):
     Taxable                                          $2,146     $3,059     $5,205         $1,950    $  (462)    $1,488
     Tax-exempt (4)                                      (29)       (37)       (66)           (30)       (21)       (51)
   Debt and equity securities:
     Taxable                                              38        317        355             90       (113)       (23)
     Tax-exempt (4)                                     (570)      (112)      (682)         1,015       (178)       837
   Federal funds sold and other
     short-term investments                              402      2,074      2,476            300        211        511
-----------------------------------------------------------------------------------------------------------------------
Total interest income                                 $1,987     $5,301     $7,288         $3,325    $  (563)    $2,762
-----------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                       89        551        640            186        288        474
   Savings deposits                                      (33)       198        165            (56)        68         12
   Time deposits of $100 or more                        (141)       382        241             96        220        316
   Other time deposits                                    20        396        416            403        (28)       375
   Short-term borrowings                                   1          3          4            (10)        (3)       (13)
   Subordinated convertible debenture                    126          0        126             35         35         70
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                                    62      1,530      1,592            654        580      1,234
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                   $1,925     $3,771     $5,696         $2,671    $(1,143)    $1,528
=======================================================================================================================

1. The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
2.    Average balances include nonaccrual loans.
3.    Interest income includes net loan fees.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% for 2005 and 34% for 2004 and 2003.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $529,306,000 and represented 65% of the Company's total assets as of December 31, 2005 and generated $32,214,000 in revenue during the year then ended. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2005.

Loans by Type
(At December 31)

(Dollars in thousands)                         2005           2004            2003           2002           2001
----------------------------------------------------------------------------------------------------------------
Commercial and industrial                  $146,892       $117,777        $103,638       $101,116       $115,316
Real estate:
   Mortgage                                 348,554        346,711         330,150        282,125        215,504
   Construction                              28,170         25,838          19,298         39,175         32,715
Industrial revenue bonds                      4,514          4,955           5,373          5,773          6,155
Installment                                     107          1,741           1,911          1,918          1,787
Other                                         1,069          3,426           8,662          4,582          9,975
----------------------------------------------------------------------------------------------------------------
Total loans                                $529,306       $500,448        $469,032       $434,689       $381,452
----------------------------------------------------------------------------------------------------------------

Loans by Maturity
(At December 31, 2005)

                                                              Over 1 Year                 Over
                                                            Through 5 Years              5 Years
                                                        --------------------      ------------------
                                            One Year       Fixed    Floating       Fixed    Floating
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                       or less        Rate     Rate(1)        Rate     Rate(1)       Total
----------------------------------------------------------------------------------------------------------------
Commercial and industrial                   $ 54,268    $ 28,259     $63,985      $  380          --    $146,892
Real estate:
     Mortgage                                 56,732     260,117      31,101         604          --     348,554
     Construction                             24,391         735       3,044          --          --      28,170
Industrial revenue bonds                         967       1,052          --       2,495          --       4,514
Installment                                        4         103          --          --          --         107
Other                                            339         695          35          --          --       1,069
----------------------------------------------------------------------------------------------------------------
Total loans                                 $136,701    $290,961     $98,165      $3,479          --    $529,306
----------------------------------------------------------------------------------------------------------------

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

Loans to commercial entities are generally secured by the business assets of the borrower, including accounts receivable, inventory, machinery and equipment, and the real estate from which the borrower operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer-by-customer basis based on various factors including the type of business. Intermediate term credit for machinery and equipment is generally provided at some percentage of the value of the equipment purchased, depending on the type of machinery or equipment purchased by the entity. Loans secured exclusively by real estate to businesses and churches are generally made with a maximum 80% loan to value ratio, depending upon the Company's estimate of the resale value and ability of the property to generate cash. The Company's loan policy requires an independent appraisal for all loans over $250,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such real estate credits. When problems are identified, appraised values are updated on a continual basis, either internally or through an updated external appraisal.

Loan portfolio changes from December 31, 2004 to December 31, 2005:

      Total loans increased $28,858,000 or 6% to $529,306,000. This increase was due to both the expansion of church and church-related loans located throughout the country and commercial and construction loans in the St. Louis metropolitan area. At year-end, church and church-related real estate and construction credits totaled $199,082,000, which represents a 15% increase over 2004. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 5.

Loan portfolio changes from December 31, 2003 to December 31, 2004:

      Total loans increased $31,416,000 or 7% to $500,448,000. This increase was due mainly to the expansion of church and church-related loans in the St. Louis metropolitan area and selected areas across the United States. At year-end, church and church-related real estate and construction credits totaled $173,379,000, which represented a 7% increase over 2003. Additional details regarding the types and maturities of the loan portfolio are contained in the tables above and in Item 8, Note 5.

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $775,000 in 2005, $550,000 in 2004 and $190,000 in 2003. The amount of the provisions for loan losses was derived from the Company's quarterly analysis of the allowance for loan losses in relation to probable losses in the loan portfolio. The larger provision made in 2005 was primarily the result of the risks inherent in an expanding loan portfolio and reserves made for specific problem loans. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan charge-offs of $528,000 in 2005, net loan charge-offs of $19,000 in 2004 and net loan recoveries of $23,000 in 2003. The allowance for loan losses was $6,284,000 at December 31, 2005, compared to $6,037,000 at December 31, 2004 and $5,506,000 at December 31, 2003. The year-end 2005 allowance represented 1.19% of outstanding loans, compared to 1.21% at year-end 2004 and 1.17% at year-end 2003. From December 31, 2004 to December 31, 2005 the level of nonperforming loans increased $926,000 from $538,000 to $1,464,000 which represents .28% of outstanding loans. Nonperforming loans are more fully explained in the section entitled "Nonperforming Assets".

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. A charge or credit is made to expense to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific valuation allowances on commercial, commercial real estate, and construction loans based on individual review of these loans and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation. The Company assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on derived loss experience over prescribed periods. In addition to the amounts derived from the loan grades, a portion is added to the general reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the balance in the account. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Loan Loss Experience

                                                                                December 31,
                                                        -----------------------------------------------------------
(Dollars in thousands)                                    2005         2004         2003         2002          2001
-------------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                          $6,037       $5,506       $5,293       $4,906        $4,897
-------------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial and industrial loans and
     industrial revenue bonds (IRB's)                      532           --           --          152           110
   Real estate:
        Mortgage                                            22           48           --           --            --
        Construction                                        --           --           --           --            --
   Installment                                               1           --           --           --            --
   Other                                                    --           --            2           --            --
-------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                    555           48            2          152           110
-------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off:
   Commercial, industrial and IRB's                         10           29           25           39            59
   Real estate:
         Mortgage                                           13           --           --           --            --
       Construction                                         --           --           --           --            --
   Installment                                               4           --           --           --            --
-------------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged-off            27           29           25           39            59
===================================================================================================================
Net loans charged-off (recovered)                          528           19         (23)          113            51
Provision charged to expense                               775          550          190          500            60
-------------------------------------------------------------------------------------------------------------------
Allowance at end of year                                $6,284       $6,037       $5,506       $5,293        $4,906
-------------------------------------------------------------------------------------------------------------------
Loans outstanding:
   Average                                            $512,966     $477,234     $443,452     $404,093      $376,275
   December 31                                         529,306      500,448      469,032      434,689       381,452
Ratio of allowance for loan losses to
   loans outstanding:
   Average                                               1.23%        1.26%        1.24%        1.31%         1.30%
   December 31                                           1.19%        1.21%        1.17%        1.22%         1.29%
Ratio of net charge-offs (recoveries) to
   average loans outstanding                              .10%           --       (.01)%         .03%          .01%
-------------------------------------------------------------------------------------------------------------------
Allocation of allowance for loan losses(1):
   Commercial, industrial and IRB's                     $3,419       $3,066       $2,575       $2,167        $2,129
   Real estate:
     Mortgage                                            2,645        2,742        2,761        2,780         2,442
Construction                                               200          207          152          302           303
   Installment                                               7            9           10           10            10
   Other loans                                              13           13            8           34            22
-------------------------------------------------------------------------------------------------------------------
Total                                                   $6,284       $6,037       $5,506       $5,293        $4,906
===================================================================================================================
Percent of categories to total loans:
   Commercial and industrial and IRB's                   28.6%        24.5%        23.2%        24.6%         31.8%
   Real estate:
        Mortgage                                          65.9         69.3         70.4         64.9          56.5
        Construction                                       5.3          5.2          4.1          9.0           8.6
   Installment                                              --           .3           .4           .4            .5
   Other                                                    .2           .7          1.9          1.1           2.6
-------------------------------------------------------------------------------------------------------------------
Total                                                   100.0%       100.0%       100.0%       100.0%        100.0%
===================================================================================================================

(1) Although specific allocations exist the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectability of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual and renegotiated loans, which would have been recorded under the original terms of the loans, was approximately $114,000 for the year ended December 31, 2005. Of this amount, approximately $32,000 was actually recorded as interest income on such loans.

Total nonaccrual commercial loans consists of four loans totaling $983,000 that relate to businesses that are for sale or are in the process of liquidation. Reserves have been established for the estimated loss exposure. Total real estate loans that are contractually past due 90 days or more and still accruing interest consists of one loan of $481,000 on real estate that is under contract to be sold. There were no loans renegotiated during the prior 12 months or foreclosed assets at December 31, 2005. Total foreclosed assets of $375,000 at December 31, 2004 consisted of real estate that was foreclosed on March 2, 2004 and was sold during the first quarter of 2005 for a net gain of $38,000. Foreclosed assets classified as other real estate owned are recorded at the lower of cost or fair value.

At December 31, 2005, approximately $6,125,000 of loans not included in the table below were identified by management as having potential credit problems. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $2,080,000 related to one borrower that was renegotiated in 2003 and although current under the new terms of the contract, management believes, due to the financial condition of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement. The remaining loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

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

Summary of Nonperforming Assets

                                                                      December 31,
                                              -----------------------------------------------------------
(Dollars in thousands)                           2005         2004         2003         2002         2001
---------------------------------------------------------------------------------------------------------
Commercial, industrial and IRB's:
   Nonaccrual                                 $   983      $   297      $   318      $    51      $   157
Contractually past due 90 days
     or more and still accruing                    --           --           --           --           18
   Renegotiated loans                              --           --        2,240           --           --
Real estate-construction on nonaccrual             --           --           --           --          265
Real estate-mortgage:
   Nonaccrual                                      --           69        1,207           --           32
   Contractually past due 90 days
     or more and still accruing                   481            4          147        3,388           --
   Renegotiated loans                              --          168          481        4,252           --
Installment loans contractually past due
   90 days or more and still accruing              --           --           --           --           --
Other loans contractually past due 90
   days and still accruing                         --           --           --        1,503           --
---------------------------------------------------------------------------------------------------------
Total nonperforming loans                       1,464          538        4,393        9,194          472
---------------------------------------------------------------------------------------------------------
Total foreclosed assets                            --          375          859        6,241        5,710
---------------------------------------------------------------------------------------------------------
Total nonperforming assets                    $ 1,464      $   913      $ 5,252      $15,435      $ 6,182
=========================================================================================================

Operating Expenses from Continuing Operations

Operating expenses from continuing operations in 2005 compared to 2004 include the following significant pre-tax components:

      Salaries and employee benefits expense increased $4,486,000 or 13% to $38,044,000. Of this increase, $1,329,000 was related to the acquisition of Cass' telecom group in August 2004. The remaining increase is mainly attributable to additional staff related to the increase in processing volume, annual salary increases and the associated increase in benefit expenses.

      Occupancy expense increased $352,000 or 22% to $1,941,000. Of this increase, $56,000 relates to the acquisition of Cass' telecom group in August 2004. The remaining increase is primarily due to an increase in rent expense on leased office space. This includes the relocation of three Bank branches to improved facilities.

      Equipment expense decreased $481,000 or 15% to $2,795,000. This decrease is primarily due to software that was capitalized in 2000 and 2001 that is now fully amortized.

      Amortization of intangibles increased $115,000 or 202% to $172,000 due to the intangible assets acquired in the acquisition of Cass' telecom group in August 2004.

      The impairment of equity investment expense recognized in 2005 relates to the $3,100,000 impairment charge of the Company's minority equity interest in a private imaging company. As of December 31, 2005 the Company's remaining financial interest in this entity was a $1,152,000 interest in a secured line of credit participated with the entity's majority owner for working capital purposes.

      Other operating expense increased $599,000 or 7% to $9,164,000. This increase relates to several factors including an $186,000 increase in advertising and business development expense as the Company expanded its marketing efforts and $235,000 increase in outside services, which reflects higher auditing and legal activities. In addition, postage, printing and supplies expense increased $95,000 due to increased processing volume and a $96,000 increase in telecommunications expense was related to an increase in the Company's business activities. The increase in operating expense that relates to the fact that Cass' telecom group was not held for the entire year during 2004 totaled $546,000. More details on the components of other operating expenses are contained in Item 8, Note 15 of this report.

Operating expenses from continuing operations in 2004 compared to 2003 include the following significant pre-tax components:

      Salaries and employee benefits expense increased $733,000 or 2% to $33,558,000. Of this increase, $616,000 was related to the telecom group which was acquired in August 2004. The remaining increase primarily relates to annual salary increases and increases in pension and worker's compensation insurance expense.

      Occupancy expense increased $44,000 or 3% to $1,589,000. Of this increase $28,000 relates to the acquisition of the Cass telecom group in August 2004 and the remaining increase is primarily due to an increase in rent expense on leased office space.

      Equipment expense decreased $769,000 or 19% to $3,276,000. This decrease is primarily due to software that was capitalized in 2000 and 2001 that is now fully amortized.

      Amortization of intangibles increased from $0 to $57,000 due to the intangibles acquired in the acquisition of the Cass telecom group in August 2004.

      Other operating expenses decreased $403,000 or 4% to $8,565,000. This decrease was influenced by many factors including a decrease of $536,000 in postage and supply expense related to the increase in electronic processing in the Information Services Division. Advertising and business development expense decreased $187,000 and professional fees decreased $180,000 due to the timing of these activities. These decreases were partially offset by increases in expenses related to the acquisition of the Cass telecom group and an increase of $288,000 in outside service fees, which includes fees related to the additional procedures required under Section 404 of the Sarbanes-Oxley Act and an increase in outside imaging expenses. More details on the components of other operating expenses are contained in Item 8, Note 15 of this report.

Income Tax Expense

Income tax expense from continuing operations in 2005 totaled $4,982,000 compared to $4,209,000 in 2004 and $3,385,000 in 2003. When measured as a percent of income before income taxes and discontinued operations, the Company's effective tax rate was 31% in 2005, 30% in 2004 and 30% in 2003. The effective tax rate varies from year-to-year primarily due to changes in the Company's amount of investment in tax-exempt municipal bonds and income recognized on bank owned life insurance. The Company's income tax expense (benefit) from discontinued operations was $557,000, ($947,000) and $68,000 with effective rates of 215%, 34% and 39% for the years 2005, 2004 and 2003, respectively. The increase from 2004 to 2005 was primarily the result of differences between book and tax valuations resulting from the foreclosure, consolidation, and sale of GEMS during the past five years.

Investment Portfolio

Investment portfolio changes from December 31, 2004 to December 31, 2005:

      U.S. Treasury securities increased $931,000 or 4% to $22,830,000. U.S. government corporation and agency securities decreased $1,116,000 or 18% to $4,978,000. State and political subdivision securities increased $17,788,000 or 37% to $66,321,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management's assessment of current and future interest rates, changes in loan demand, changes in the Company's sources of funds and the economic outlook. During this period the size of the investment portfolio increased as the Company employed a portion of the increase in accounts and drafts payable. The changes in asset mix reflect the relative interest rates of the alternative investments and management's liquidity and interest rate forecasts at the time funds became available for investment.

Investment portfolio changes from December 31, 2003 to December 31, 2004:

      U.S. Treasury securities increased $4,796,000 or 28% to $21,899,000. U.S. government corporation and agency securities increased $1,404,000 or 30% to $6,094,000. State and political subdivision securities increased $1,756,000 or 4% to $48,533,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management's assessment of current and future interest rates, changes in loan demand, changes in the Company's sources of funds and the economic outlook. During this period the size of the investment portfolio increased as the Company employed a portion of the increase in deposits and accounts and drafts payable. The changes in asset mix reflects the relative interest rates of the alternative investments and management's liquidity and interest rate forecasts at the time funds became available for investment.

There was no single issuer of securities in the investment portfolio at December 31, 2005, other than U.S. government corporations and agencies, for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investment by Type
                                                            December 31,
                                                   -----------------------------
(Dollars in thousands)                                2005       2004       2003
================================================================================
U.S. Treasury securities                           $22,830    $21,899    $17,103
U.S. government corporations and agencies            4,978      6,094      4,690
State and political subdivisions                    66,321     48,533     46,777
Stock of the Federal Home Loan Bank                    448        403        376
Stock of the Federal Reserve Bank                      282        201        201
--------------------------------------------------------------------------------
Total investments                                  $94,859    $77,130    $69,147
================================================================================

Investment in Debt Securities by Maturity
(At December 31, 2005)

                                          Within        Over 1 to       Over 5 to        Over
(Dollars in thousands)                    1 Year         5 Years        10 Years       10 Years       Yield
===========================================================================================================
U.S. Treasury securities                  $22,830        $    --        $    --        $    --        3.57%
U.S. government corporations and
   agencies                                 1,974          3,004             --             --        3.48%
State and political subdivisions(1)            --         16,110         24,410         25,801        5.91%
-----------------------------------------------------------------------------------------------------------
Total investment in debt securities       $24,804        $19,114        $24,410        $25,801
-----------------------------------------------------------------------------------------------------------
Weighted average yield                       3.47%          4.80%          6.39%          6.10%       5.21%
===========================================================================================================

1. Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased $20,034,000 or 21% from December 31, 2004 to $116,396,000 at December 31, 2005. The average balances of these deposits decreased $1,270,000 or 1% from December 31, 2004 to $103,311,000 at December 31, 2005. The increase in ending balances relates mainly to normal daily fluctuations in these accounts. These balances are mainly maintained by commercial customers and churches and can fluctuate significantly on a daily basis. Therefore, management believes that average balances are a more meaningful measure of deposit trends.

Interest-bearing deposits decreased $8,665,000 or 5% from December 31, 2004 to $170,602,000 at December 31, 2005. The average balances of these deposits remained fairly constant at $187,798,000 in 2004 to $187,244,000 in 2005.

Accounts and drafts payable generated by the Company in its payment processing operations increased $87,338,000 or 24% from December 31, 2004 to $445,811,000 at December 31, 2005. The average balances of these funds increased $60,011,000 or 18% from 2004 to $401,258,000 in 2005. These increases relate to the increase in dollars processed. Due to the Company's payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposits of $100,000 or More
(At December 31, 2005)

(Dollars in thousands)
-------------------------------------------------------------------------------
Three months or less                                                  $   7,961
Three to six months                                                       5,323
Six to twelve months                                                      4,719
Over twelve months                                                       18,486
                                                                      ---------
Total                                                                 $  36,489
-------------------------------------------------------------------------------

Short-term Borrowings

Short-term borrowings increased $61,000 or 48% from December 31, 2004 to $188,000 at December 31, 2005. Average balances of these funds increased $74,000 or 81% from 2004 to $165,000 during 2005. These funds usually are tax deposits of the U.S. Treasury although they can include federal funds purchased at times to meet short term liquidity requirements. For more information on borrowings please refer to Item 8, Note 10 of this report.

Subordinated Convertible Debentures

Total subordinated convertible debentures at December 31, 2005 were $3,700,000 and average balances of these funds were $3,700,000 for the year. The debentures were issued on August 24, 2004 as part of the Company's purchase of its telecom group. For more information on these debentures please refer to Item 8, Note 11 of this report.

Liquidity

The discipline of liquidity management as practiced by the Company seeks to ensure that funds are available to fulfill all payment obligations relating to invoices processed as they become due, meet depositor withdrawal requests and borrower credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of funds. Primary liquidity to meet demand is provided by short-term liquid assets that can be converted to cash, maturing securities and the ability to obtain funds from external sources. The Company's Asset/Liability Committee ("ALCO") has direct oversight responsibility for the Company's liquidity position and profile. Management considers both on-balance sheet and off-balance sheet items in its evaluation of liquidity.

The balances of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds, and were $149,692,000 at December 31, 2005, an increase of $62,149,000 or 71% from
December 31, 2004. At December 31, 2005 these assets represented 18% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $94,859,000 at December 31, 2005, an increase of $17,729,000 or 23% from
December 31, 2004. These assets represented 12% of total assets at December 31, 2005. Of this total, 70% were state and political subdivision securities, 24% were U.S. Treasury securities, and 6% were U.S. government agencies. Of the total portfolio, 26% mature in one year, 20% mature after one year through five years, 27% mature after five years through ten years and 27% after ten years. During the year the Company sold securities with a market value of $12,950,000 and a portion of these funds was reinvested in state and political subdivision securities and the loan portfolio.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains lines of credit at unaffiliated financial institutions in the maximum amount of $74,789,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

The Company also maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 150,000 shares of the Company's Common Stock. The Company repurchased 42,665 shares during 2005 for $1,434,000. The Company did not repurchase any shares during 2004. As of December 31, 2005, 48,098 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Net cash flows provided by operating activities of continuing operations for the years 2005, 2004 and 2003 were $13,420,000, $11,759,000 and $11,207,000 respectively. Net income plus the adjustment for depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2006.

Capital Resources

One of management's primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2005 as shown in Item 8, Note 3 of this report.

In 2005, cash dividends paid were $.58 per share for a total of $3,201,000, a 6% increase over the prior year, which is attributable to an increase in the per share amount paid and additional shares outstanding. On August 16, 2005, the Company declared a 50% stock dividend payable to holders of record on September 2, 2005. On February 17, 2004 the Company declared a 10% stock dividend payable to holders of record on March 5, 2004.

Shareholders' equity was $75,281,000, or 9% of total assets, at December 31, 2005, an increase of $5,692,000 over the balance at December 31, 2004. This increase resulted from net income of $10,946,000, proceeds from the exercise of stock options of $144,000 and other items of $189,000, which was partially offset by cash dividends paid of $3,201,000, repurchase of shares of $1,434,000, a decrease in other comprehensive income of $949,000 and other items of $3,000 related to the stock dividend.

Dividends from the bank subsidiary are a significant source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2005, unappropriated retained earnings of $5,968,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2005, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2005 the balance of loan commitments, commercial and standby letters of credit were $21,834,000, $6,533,000 and $7,407,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

On August 24, 2004 the Company issued $3,700,000 in subordinated convertible debentures as part of the Company's acquisition of the Cass telecom group. Interest, at a rate of 5.33%, is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert the principal amount into fully paid and non-assessable shares of the Common Stock of the Company at a rate per share of $32.13 at various amounts over a 10-year period, at which time the securities mature. The debentures may be called by the Company without penalty after August 24, 2010. For more information please refer to Item 8, Note 11 of this report.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments, time deposits and convertible subordinated debentures at December 31, 2005:

                                                     Amount of Commitment Expiration per Period
                                                     ------------------------------------------
                                                          Less than       1-3          3-5        Over 5
(Dollars in thousands at December 31, 2005)    Total        1 year       Years        Years        Years
---------------------------------------------------------------------------------------------------------
Operating lease commitments                   $ 4,588      $   545      $ 1,258      $   830      $ 1,955
Capital lease commitments                           8            8           --           --           --
Time deposits                                  67,053       45,304       15,065        6,684            0
Convertible subordinated debentures*            3,700           --           --           --        3,700
---------------------------------------------------------------------------------------------------------
     Total                                    $75,349      $45,857      $16,323      $ 7,514      $ 5,655
=========================================================================================================

* Includes principal payments only.

During 2005, the Company contributed $2,989,000 to its noncontributory defined benefit pension plan. The contribution had no significant effect on the Company's overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2005 these assumptions were as follows:

        ---------------------------------------------------------------
        Weighted average discount rate                            6.00%
        Rate of increase in compensation levels                   4.00%
        Expected long-term rate of return on assets               7.50%
        ---------------------------------------------------------------

Effect of Recent and Prospective Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and adds a footnote to Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and supersedes EITF Abstracts, Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The guidance is required to be applied to reporting periods beginning after December 15, 2005. The Company does not anticipate this FSP will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006 and does not expect it to have a significant adverse impact on the consolidated statements of income and net income per share.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" as a replacement of APB Opinion No. 20 and FASB Statement No 3. This Statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is not currently aware of any accounting changes or errors to which the provisions of this Statement will apply.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied by the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, as discussed below, the Company's asset/liability position differs significantly from most other bank holding companies with significant positive cumulative "gaps" shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of the Company, which generate large balances of accounts and drafts payable. These balances, which are noninterest bearing, contribute to the Company's historical high net interest margin but cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

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

Management uses a gap report to review any significant mismatch between the re-pricing points of the Company's rate sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities re-price in that particular time frame and, if rates rise, these liabilities will re-price faster than the assets. A positive gap would indicate the opposite. Gap reports can be misleading in that they capture only the re-pricing timing within the balance sheet, and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments and embedded options risk relates to the potential for the alteration of the level and/or timing of cash flows given changes in rates.

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2005 from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2005:

                                      % Change in           % Change in Fair
    Change in Interest Rates      Net Interest Income    Market Value of Equity
    ---------------------------------------------------------------------------
        +200 basis points                   12%                    12%
        +100 basis points                    6%                     6%
          Stable Rates                       0%                     0%
        -100 basis points                   (6%)                   (7%)
        -200 basis points                  (13%)                  (17%)

Interest Rate Sensitive Position

The following table presents the Company's gap or interest rate risk position at December 31, 2005 for the various time periods indicated.

                                       Variable        0-90      91-180     181-364         1-5      Over 5
(Dollars in thousands)                     Rate        days        days        days       years       Years       Total
-----------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans:
     Taxable                           $172,453    $  8,239    $ 16,769    $ 32,609    $293,738    $    984    $524,792
     Tax-exempt                              --          --          --         967       1,052       2,495       4,514
   Debt and equity securities(1):
     Taxable                                 --      20,878       2,999         999       3,048          --      27,924
   Tax-exempt                                --          --          --          --      16,326      50,148      66,474
     Other                                  730          --          --          --          --          --         730
   Federal funds sold and other
     Short- term investments            120,131          --          --          --          --          --     120,131
-----------------------------------------------------------------------------------------------------------------------
Total earning assets                   $293,314    $ 29,117    $ 19,768    $ 34,575    $314,164    $ 53,627    $744,565
=======================================================================================================================
Interest-sensitive liabilities:
   Money market accounts               $ 61,618    $     --    $     --    $     --    $     --    $     --    $ 61,618
   Now accounts                          19,038          --          --          --          --          --      19,038
   Savings deposits                      22,893          --          --          --          --          --      22,893
Time deposits:
   $100K and more                            --       7,960       5,323       4,719      18,487          --      36,489
   Less than $100K                           --      12,358       7,878       7,066       3,262          --      30,564
Federal funds purchased and
   Other-short term borrowing               188          --          --          --          --          --         188
Subordinated convertible debentures          --          --          --          --          --       3,700       3,700
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $103,737    $ 20,318    $ 13,201    $ 11,785    $ 21,749    $  3,700    $174,490
=======================================================================================================================
Interest sensitivity gap:
   Periodic                            $189,577    $  8,799    $  6,567    $ 22,790    $292,415    $ 49,927    $570,075
   Cumulative                           189,577     198,376     204,943     227,733     520,148     570,075     570,075
Ratio of interest-bearing assets
   to interest-bearing liabilities:
   Periodic                               2.83x       1.43x       1.50x       2.93x      14.44x      14.49x       4.27x
   Cumulative                             2.83x       2.60x       2.49x       2.53x       4.05x       4.27x       4.27x
=======================================================================================================================

(1) Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                                -----------------------
(In thousands, except share and per share data)                      2005          2004
---------------------------------------------------------------------------------------
Assets
Cash and due from banks                                         $  29,561     $  23,131
Federal funds sold and other short-term investments               120,131        64,412
                                                                ---------     ---------
     Cash and cash equivalents                                    149,692        87,543
                                                                ---------     ---------
Securities available-for-sale, at fair value                       94,859        77,130

Loans                                                             529,306       500,448
     Less: Allowance for loan losses                                6,284         6,037
                                                                ---------     ---------
         Loans, net                                               523,022       494,411
                                                                ---------     ---------
Premises and equipment, net                                        11,987        11,376
Investment in bank owned life insurance                            11,545        11,090
Payments in excess of funding                                       7,665         6,998
Goodwill 4,398                                                      4,433
Assets related to discontinued operations                             400         6,566
Other intangible assets, net                                          935         1,158
Other assets                                                       14,195        15,816
                                                                ---------     ---------
           Total assets                                         $ 818,698     $ 716,521
                                                                =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                        $ 116,396     $  96,362
     Interest-bearing                                             170,602       179,267
                                                                ---------     ---------
         Total deposits                                           286,998       275,629
Accounts and drafts payable                                       445,811       358,473
Short-term borrowings                                                 188           127
Subordinated convertible debentures                                 3,700         3,700
Liabilities related to discontinued operations                      1,848         2,181
Other liabilities                                                   4,872         6,822
                                                                ---------     ---------
         Total liabilities                                        743,417       646,932
                                                                ---------     ---------
hareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                             --            --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized; 6,336,593 and 4,494,510
   shares issued at December 31, 2005 and 2004, respectively        3,168         2,247
Additional paid-in capital                                         18,486        18,370
Retained earnings                                                  71,506        64,685
Common shares in treasury, at cost (836,457 and 807,262
     shares at December 31, 2005 and 2004, respectively)          (17,313)      (16,096)
Unamortized stock bonus awards                                       (160)         (160)
Accumulated other comprehensive income (loss)                        (406)          543
                                                                ---------     ---------
        Total shareholders' equity                                 75,281        69,589
                                                                ---------     ---------
          Total liabilities and shareholders' equity            $ 818,698     $ 716,521
                                                                =========     =========

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     December 31,
                                                                  -------------------------------------------------
(In thousands, except share and per share data)                       2005               2004                2003
-------------------------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue               $   35,901         $   30,695          $   28,440
Bank service fees                                                      1,535              1,719               1,806
Gains on sales of investment securities                                  547              1,045               1,454
Other                                                                    670                588                 671
                                                                  ----------         ----------          ----------
       Total fee revenue and other income                             38,653             34,047              32,371
                                                                  ----------         ----------          ----------

Interest Income:
Interest and fees on loans                                            32,214             27,055              25,601
Interest and dividends on securities:
     Taxable                                                             831                476                 499
     Exempt from federal income taxes                                  1,610              2,082               1,534
Interest on federal funds sold and
   other short-term investments                                        3,596              1,120                 609
                                                                  ----------         ----------          ----------
       Total interest income                                          38,251             30,733              28,243
                                                                  ----------         ----------          ----------

Interest Expense:
Interest on deposits                                                   4,486              3,024               1,847
Interest on short-term borrowings                                          5                  1                  14
Interest on subordinated convertible debentures                          196                 70                  --
                                                                  ----------         ----------          ----------
       Total interest expense                                          4,687              3,095               1,861
                                                                  ----------         ----------          ----------
         Net interest income                                          33,564             27,638              26,382
Provision for loan losses                                                775                550                 190
                                                                  ----------         ----------          ----------
         Net interest income after provision
           for loan losses                                            32,789             27,088              26,192
                                                                  ----------         ----------          ----------

Operating Expense:
Salaries and employee benefits                                        38,044             33,558              32,825
Occupancy                                                              1,941              1,589               1,545
Equipment                                                              2,795              3,276               4,045
Amortization of intangible assets                                        172                 57                  --
Impairment of equity investment                                        3,100                 --                  --
Other operating                                                        9,164              8,565               8,968
                                                                  ----------         ----------          ----------
       Total operating expense                                        55,216             47,045              47,383
                                                                  ----------         ----------          ----------
         Income before income tax expense and discontinued
         operations                                                   16,226             14,090              11,180
Income tax expense                                                     4,982              4,209               3,385
                                                                  ----------         ----------          ----------
         Net income from continuing operations                        11,244              9,881               7,795
                                                                  ----------         ----------          ----------

Income (loss) from discontinued operations
       before income tax expense                                         259             (2,823)                175
Income tax expense (benefit)                                             557               (947)                 68
                                                                  ----------         ----------          ----------
Net income (loss) from discontinued operations                          (298)            (1,876)                107
                                                                  ----------         ----------          ----------
Net Income                                                        $   10,946         $    8,005          $    7,902
                                                                  ==========         ==========          ==========

Basic Earnings Per Share:
       From continuing operations                                 $    2.04          $     1.79          $     1.41
       From discontinued operations                                    (.05)               (.34)                .02
       Basic earnings per share                                        1.99                1.45                1.43

Diluted Earnings Per Share:
       From continuing operations                                 $    1.99          $     1.76          $     1.40
       From discontinued operations                                    (.05)               (.33)                .02
       Diluted earnings per share                                      1.94                1.43                1.42

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               December 31,
                                                                  -------------------------------------
(Dollars in thousands)                                                 2005          2004          2003
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income from continuing operations                             $  11,244     $   9,881     $   7,795
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                                  2,073         3,278         3,991
       Gains on sales of investment securities                         (547)       (1,045)       (1,454)
       Amortization of stock bonus awards                               134            96            57
       Tax benefit from exercise of stock options and bonuses            55           114           176
       Provision for loan losses                                        775           550           190
       Deferred income tax benefit                                     (921)         (558)         (876)
       (Decrease) increase in income tax liability                     (181)       (1,295)          658
       (Decrease) increase in pension liability                      (1,278)          444           324
       Impairment of equity investment                                3,100            --            --
       Other operating activities, net                               (1,034)          294           346
Operating activities of discontinued operations                        (967)         (951)          924
                                                                  ---------     ---------     ---------
         Net cash provided by operating activities                   12,453        10,808        12,131
                                                                  ---------     ---------     ---------

Cash Flows From Investing Activities:
From continuing operations:
Proceeds from sales of securities available-for-sale                 12,950        27,195        38,454
Proceeds from maturities of securities
   available-for-sale                                                77,150        31,200        15,522
Purchase of securities available-for-sale                          (108,545)      (66,525)      (52,970)
Net increase in loans                                               (29,386)      (31,810)      (36,320)
Increase in payments in excess of funding                              (667)         (778)       (1,950)
Purchases of premises and equipment, net                             (2,582)       (1,399)       (1,417)
Payment for business acquisitions, net of cash acquired                  --        (2,092)           --
Proceeds from sale of discontinued operations                         6,600            --            --
Investing activities of discontinued operations                         (98)         (193)         (464)
                                                                  ---------     ---------     ---------
         Net cash used in investing activities                      (44,578)      (44,402)      (39,145)
                                                                  ---------     ---------     ---------

Cash Flows From Financing Activities:
From continuing operations:
Net increase (decrease) in noninterest-bearing deposits              20,034       (18,272)        5,282
Net (decrease) increase in interest-bearing demand
     and savings deposits                                               (87)       16,947           342
Net (decrease) increase in time deposits                             (8,578)        4,446        23,286
Net increase in accounts and drafts payable                          87,338        58,484        72,098
Net increase (decrease) in short-term borrowings                         61             4       (37,315)
Cash proceeds from exercise of stock options                            144           190           260
Cash paid for stock dividend fractional shares                           (3)           (4)           --
Cash dividends paid                                                  (3,201)       (3,025)       (2,814)
Purchase of common shares for treasury                               (1,434)           --        (1,764)
                                                                  ---------     ---------     ---------
     Net cash provided by financing activities                       94,274        58,770        59,375
                                                                  ---------     ---------     ---------
Net increase in cash and cash equivalents                            62,149        25,176        32,361
Cash and cash equivalents at beginning of year                       87,543        62,367        30,006
                                                                  ---------     ---------     ---------
Cash and cash equivalents at end of year                          $ 149,692     $  87,543     $  62,367
                                                                  =========     =========     =========

Supplemental information:
   Cash paid for interest                                         $   4,618     $   3,019     $   1,802
   Cash paid for income taxes                                         6,792         5,155         2,775

Noncash transactions:
   Transfer of loans to other equity investments                  $      --     $      --     $   2,000
   Other real estate transferred from loans                              --           375            --
   Issuance of subordinated convertible debentures                       --         3,700            --

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                         Additional                                Unamortized
(In thousands, except                          Common      Paid-in     Retained      Treasury      Stock Bonus
   per share data)                              Stock      Capital     Earnings        Stock         Awards
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                   $   2,080   $   8,466    $   64,607   $  (15,275)     $     (25)
Net income                                                                 7,902
Cash dividends ($.509 per share)                                          (2,814)
Purchase of 59,237 common shares
   for treasury                                                                        (1,764)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
      available-for-sale, net of tax
   Reclassification adjustment for gains
      on sales of investment securities,
      available-for-sale, net of tax
   Minimum pension liability
      adjustment, net of tax
Issuance of 6,501 common shares
   pursuant to Stock Bonus Plan                                 47                        114           (161)
Amortization of Stock Bonus Plan awards                                                                   57
Exercise of stock options                                     (223)                       483
Tax benefit on stock awards                                    176
                                             -----------------------------------------------------------------
Balance, December 31, 2003                       2,080       8,466        69,695      (16,442)          (129)
   Comprehensive income for 2003

Net income                                                                 8,005
Cash dividends ($.547 per share)                                          (3,025)
10% Stock Dividend                                 167       9,819        (9,990)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
      available-for-sale, net of tax
   Reclassification adjustment for gains
      on sales of investment securities,
      available-for-sale, net of tax
   Minimum pension liability
      adjustment, net of tax
Issuance of 3,886 common shares
   pursuant to Stock Bonus Plan                                 53                         74           (127)
Amortization of Stock Bonus Plan awards                                                                   96
Exercise of stock options                                      (82)                       272
Tax benefit on stock awards                                    114
                                             -----------------------------------------------------------------
Balance, December 31, 2004                       2,247      18,370        64,685      (16,096)          (160)
   Comprehensive income for 2004

Net income                                                                10,946
Cash dividends ($.58 per share)                                           (3,201)
50% Stock Dividend                                 921                      (924)
Purchase of 42,665 common shares                                                       (1,434)
      for treasury
Other comprehensive income (loss):
   Net unrealized loss on debt securities
      available-for-sale, net of tax
   Reclassification adjustment for gains
      on sales of investment securities,
      available-for-sale, net of tax
   Minimum pension liability
      adjustment, net of tax
Issuance of 3,508 common shares
   pursuant to Stock Bonus Plan                                 64                         70           (134)
Amortization of Stock Bonus Plan awards                                                                  134
Exercise of stock options                                       (3)                       147
Tax benefit on stock awards                                     55
                                             -----------------------------------------------------------------
Balance, December 31, 2005                   $   3,168   $  18,486    $   71,506   $  (17,313)     $    (160)
                                             =================================================================
   Comprehensive income for 2005


                                                  Accumulated
                                                     Other                          Comp-
(In thousands, except                            Comprehensive                    rehensive
   per share data)                               Income (Loss)         Total        Income
-------------------------------------------------------------------------------------------
Balance, December 31, 2002                         $    1,193      $    61,046
Net income                                                               7,902    $   7,902
Cash dividends ($.509 per share)                                        (2,814)
Purchase of 59,237 common shares
   for treasury                                                         (1,764)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
      available-for-sale, net of tax                      899              899          899
   Reclassification adjustment for gains
      on sales of investment securities,
      available-for-sale, net of tax                     (960)            (960)        (960)
   Minimum pension liability
      adjustment, net of tax                              (10)             (10)         (10)
Issuance of 6,501 common shares
   pursuant to Stock Bonus Plan                                             --
Amortization of Stock Bonus Plan awards                                     57
Exercise of stock options                                                  260
Tax benefit on stock awards                                                176
                                             ----------------------------------------------
Balance, December 31, 2003                              1,122           64,792
   Comprehensive income for 2003                                                      7,831
                                                                                  =========
Net income                                                               8,005        8,005
Cash dividends ($.547 per share)                                        (3,025)
10% Stock Dividend                                                          (4)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
      available-for-sale, net of tax                      261              261          261
   Reclassification adjustment for gains
      on sales of investment securities,
      available-for-sale, net of tax                     (690)            (690)        (690)
   Minimum pension liability
      adjustment, net of tax                             (150)            (150)        (150)
Issuance of 3,886 common shares
   pursuant to Stock Bonus Plan                                             --
Amortization of Stock Bonus Plan awards                                     96
Exercise of stock options                                                  190
Tax benefit on stock awards                                                114
                                             ----------------------------------------------
Balance, December 31, 2004                                543           69,589
   Comprehensive income for 2004                                                      7,426
                                                                                  =========
Net income                                                              10,946       10,946
Cash dividends ($.58 per share)                                         (3,201)
50% Stock Dividend                                                          (3)
Purchase of 42,665 common shares                                        (1,434)
      for treasury
Other comprehensive income (loss):
   Net unrealized loss on debt securities                (510)            (510)        (510)
      available-for-sale, net of tax
   Reclassification adjustment for gains
      on sales of investment securities,                 (361)            (361)        (361)
      available-for-sale, net of tax
   Minimum pension liability                              (78)             (78)         (78)
      adjustment, net of tax
Issuance of 3,508 common shares
   pursuant to Stock Bonus Plan                                             --
Amortization of Stock Bonus Plan awards                                    134
Exercise of stock options                                                  144
Tax benefit on stock awards                                                 55
                                             ----------------------------------------------
Balance, December 31, 2005                         $     (406)     $    75,281
                                             ==============================================
   Comprehensive income for 2005                                                  $   9,997
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

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company's bank subsidiary sold the assets of GEMS, its wholly owned subsidiary, on December 30, 2005. The assets, liabilities and results of operations of GEMS have been presented as discontinued operations. See Note 2 for more details. The Company issued a 50% stock dividend on September 15, 2005 and the share and per share information have been restated for all periods presented in the accompanying consolidated financial statements.

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

Investment in Debt and Equity Securities The Company classifies its debt and marketable equity securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders' equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a marketplace recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted to interest income over the estimated lives of the securities using the level-yield method. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method. Investments in equity securities without readily determinable fair values are stated at cost.

Allowance for Loan Losses The allowance for loan losses is increased by provisions charged to expense and is available to absorb charge offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessments of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.

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

Intangible Assets Cost in excess of fair value of net assets acquired have resulted from business acquisitions which were accounted for using the purchase method. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144.

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

Foreclosed Assets Other real estate, included in other assets in the accompanying consolidated balance sheets, is recorded at the lower of cost or fair value. If the fair value of other real estate declines subsequent to foreclosure, the difference is recorded as a valuation allowance through a charge to expense. Subsequent increases in fair value are recorded through reversal of the valuation allowance. Expenses incurred in maintaining the properties are charged to expense.

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

Interest on Loans Interest on loans is recognized based upon the principal amounts outstanding. It is the Company's policy to discontinue the accrual of interest when there is reasonable doubt as to the collectability of principal or interest. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectability of such principal; otherwise, these receipts are recorded as interest income. The accrual of interest on a loan is resumed when the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current.

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

Information Services Revenue A majority of the Company's revenues are attributable to fees for providing services. These services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. The Company also processes, pays and generates management information from electric, gas, telecommunications and other invoices. The specific payment and information processing services provided to each customer are developed individually to meet each customer's specific requirements. The Company enters into service agreements with customers typically for fixed fees per transaction that are invoiced monthly. Revenues are recognized in the period services are rendered and earned under the service agreements, as long as collection is reasonably assured.

Income Taxes Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance. In the event that management determines it will not be able to realize all or part of net deferred tax assets in the future, the Company adjusts the recorded value of deferred tax assets, which would result in a direct charge to income tax expense in the period that such determination is made. Likewise, the Company will reverse the valuation allowance when realization of the deferred tax asset is expected. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock Options The Company accounts for stock-based compensation under the stock option plan in accordance with Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and accordingly the Company recognizes no compensation expense as the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The Company adopted the recognition provisions of Statement of Financial Accounting Standard ("SFAS") 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148. An entity that continues to apply APB 25 must disclose certain pro forma information as if the fair value-based accounting method in SFAS 123 had been used to account for stock-based compensation costs. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 8,827 options granted in 2005, 15,195 options granted in 2004 and 23,314 options granted in 2003. The required disclosure provisions of SFAS 123, as amended by SFAS 148, are provided in the table below.

      (In thousands, except per share data)                              2005          2004           2003
      ----------------------------------------------------------------------------------------------------
      Net income from continuing operations:
        As reported                                                  $ 11,244      $  9,881      $   7,795
        Add: Stock based compensation expense
           included in reported net income, net of tax                     86            63             38
        Less: Stock based compensation expense
           determined under the fair value based method
           for all awards, net of tax                                    (105)         (109)           (81)
      ----------------------------------------------------------------------------------------------------
      Pro forma net income from continuing operations                $ 11,225      $  9,835      $   7,752
      Net income effect of subordinated convertible
        debentures                                                        108            39             --
      ----------------------------------------------------------------------------------------------------
      Proforma net income from continuing operations                 $ 11,333      $  9,874      $   7,752
        assuming dilution
      ----------------------------------------------------------------------------------------------------
      Net income from continuing operations per common share: (1)
        Basic, as reported                                           $   2.04      $   1.79      $    1.41
        Basic, proforma                                                  2.04          1.78           1.40

        Diluted, as reported                                             1.99          1.76           1.40
        Diluted, proforma                                                1.98          1.76           1.39
      ----------------------------------------------------------------------------------------------------
      Weighted average assumptions:
        Risk-free interest rate                                          3.97%         3.61%          3.22%
        Expected life                                                   7 yrs        7 yrs.          7 yrs
        Expected volatility                                                15%           15%            15%
        Expected dividend yield                                          2.32%         2.42%          3.32%
      ----------------------------------------------------------------------------------------------------

      (1) Per share data for 2004 and 2003 have been restated for the 50% stock dividend on September 15, 2005.

Impact of New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and adds a footnote to APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and supersedes EITF Abstracts, Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The guidance is required to be applied to reporting periods beginning after December 15, 2005. The Company does not anticipate this FSP will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006 and does not expect it to have a significant adverse impact on the consolidated statements of income and net income per share.

In May 2005, the FASB issue SFAS No. 154 "Accounting Changes and Error Corrections" as a replacement of APB Opinion No. 20 and FASB Statement No 3. This Statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is not currently aware of any accounting changes or errors to which the provisions of this Statement will apply.

Note 2

Acquisitions and Dispositions

On December 30, 2005, the Company's bank subsidiary sold the operating assets of its wholly-owned subsidiary, Government e-Management Solutions, Inc. ("GEMS"), to N. Harris Computer Corporation for $7,000,000 resulting in a pre-tax gain of $1,336,000. Including this gain, GEMS experienced a net loss in 2005 of $298,000 on total revenues of $8,219,000. The net loss was $1,876,000 in 2004 on total revenues of $5,157,000 and in 2003 GEMS had a net profit of $107,000 on revenues of $7,696,000. In accordance with FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the assets, liabilities and operating results of GEMS, including the gain on sale in 2005, have been reclassified as discontinued operations for all periods. As a result of the sale, goodwill of $2,927,000 was written off. GEMS developed and sold proprietary financial, human resource and revenue management software to government entities. GEMS was acquired on January 2, 2001 when the Company's bank subsidiary foreclosed on the operating assets of a software company in order to protect its financial interests.

On August 24, 2004 the Company acquired substantially all of the operating assets of PROFITLAB, Inc., a provider of telecom auditing and application services based in Greenville, South Carolina. Consideration for the acquisition included cash in the amount of $1,098,000 and the issuance of $3,700,000 of 5.33% subordinated convertible debentures. The debentures are convertible, per a schedule, into approximately 115,144 shares of the Company's Common Stock at a price of $32.13 per share. The securities mature 10 years after the date of issuance. The debentures may be called by the Company without penalty after August 24, 2010. Total cost of the acquisition was approximately $4,977,000 which included $862,000 in acquired software, which is being amortized on a straight-line basis over five years and $4,039,000 in goodwill based on the Company's purchase price allocation. All acquired intangible assets are deductible for tax purposes.

On November 24, 2004 the Company acquired Franklin Bancorp, Orange, California and merged its subsidiary bank, Franklin Bank of California into the Bank. The purpose of the acquisition and merger is to establish a branch in California to serve existing customers and prospects. Total cost of the acquisition was $2,707,000 which included $136,000 of goodwill based on the Company's purchase price allocation. The acquired goodwill is not deductible for tax purposes.

The above mentioned acquisitions of PROFITLAB, Inc. and Franklin Bancorp were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the assets, liabilities and results of operations for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2005 and 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2005 the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2005, unappropriated retained earnings of $5,968,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Restricted funds on deposit used to meet regulatory reserve requirements amounted to approximately $525,000 and $766,000 at December 31, 2005 and 2004, respectively.

The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2005 and 2004 are as follows:

                                                                                                   Requirement
                                                                                                   to be well
                                                                                                capitalized under
                                                                             Capital            prompt corrective
                                                  Actual                  requirements          action provisions
                                             ---------------------------------------------------------------------
(Dollars in thousands)                        Amount     Ratio          Amount     Ratio        Amount     Ratio
------------------------------------------------------------------------------------------------------------------
At December 31, 2005
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $80,066     12.80%        $50,036      8.00%      $    N/A       N/A%
     Cass Commercial Bank                     42,597     14.64          23,277      8.00         29,096     10.00
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $70,082     11.21%        $25,018      4.00%      $    N/A       N/A%
     Cass Commercial Bank                     38,251     13.15          11,638      4.00         17,457      6.00
Tier I capital (to average assets):
     Cass Information Systems, Inc.          $70,082      8.52%        $24,691      3.00%      $    N/A       N/A%
     Cass Commercial Bank                     38,251     11.16          10,279      3.00         17,132      5.00

At December 31, 2004
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $69,238     11.86%        $46,691      8.00%      $    N/A       N/A%
     Cass Commercial Bank                     36,634     12.01          24,392      8.00         30,490     10.00
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $59,501     10.19%        $23,345      4.00%      $    N/A       N/A%
     Cass Commercial Bank                     32,817     10.76          12,196      4.00         18,294      6.00
Tier I capital (to average assets):
     Cass Information Systems, Inc.          $59,501      7.91%        $22,563      3.00%      $    N/A       N/A%
     Cass Commercial Bank                     32,817      9.46          10,408      3.00         17,346      5.00

Note 4

Investment in Debt and Equity Securities

Debt and marketable equity securities have been classified in the consolidated balance sheets as available for sale according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities at December 31, 2005 and 2004, are summarized as follows:

                                                                    2005
                                             --------------------------------------------------
                                                              Gross         Gross
                                             Amortized     Unrealized    Unrealized      Fair
      (In thousands)                           Cost           Gains        Losses        Value
      -----------------------------------------------------------------------------------------
      U.S. Treasury securities                $22,877       $    --       $    47       $22,830
      Obligations of U.S. government
        corporations and agencies               5,047            --            69         4,978
      State and political subdivisions         66,474           289           442        66,321
      -----------------------------------------------------------------------------------------
      Total debt securities                    94,398           289           558        94,129
      Stock in Federal Reserve Bank and
        Federal Home Loan Bank                    730            --            --           730
      -----------------------------------------------------------------------------------------
      Total                                   $95,128       $   289       $   558       $94,859
      =========================================================================================

                                                                     2004
                                             --------------------------------------------------
                                                              Gross        Gross
                                             Amortized     Unrealized    Unrealized      Fair
      (In thousands)                            Cost          Gains        Losses        Value
      -----------------------------------------------------------------------------------------
      U.S. Treasury securities                $21,939       $    --       $    40       $21,899
      Obligations of U.S. government
        corporations and agencies               6,077            51            34         6,094
      State and political subdivisions         47,445         1,172            84        48,533
      -----------------------------------------------------------------------------------------
      Total debt securities                    75,461         1,223           158        76,526
      Stock in Federal Reserve Bank and
        Federal Home Loan Bank                    604            --            --           604
      -----------------------------------------------------------------------------------------
      Total                                   $76,065       $ 1,223       $   158       $77,130
      =========================================================================================

The fair values of securities with unrealized losses at December 31, 2005 and 2004 are as follows:

                                                                          2005
                                     --------------------------------------------------------------------------------
                                        Less than 12 months         12 months or more                Total
                                     ------------------------    ------------------------    ------------------------
                                      Estimated    Unrealized    Estimated     Unrealized    Estimated     Unrealized
(In thousands)                       fair value      losses      fair value      losses      fair value      losses
---------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities              $19,857       $    21       $ 2,973       $    26       $22,830       $    47
Obligations of U.S. government
  corporations and agencies              3,004            43         1,974            26         4,978            69
State and political subdivisions        35,538           271         5,041           171        40,579           442
---------------------------------------------------------------------------------------------------------------------
Total                                  $58,399       $   335       $ 9,988       $   223       $68,387       $   558
=====================================================================================================================

                                                                           2004
                                     --------------------------------------------------------------------------------
                                        Less than 12 months         12 months or more                Total
                                     ------------------------    ------------------------    ------------------------
                                      Estimated    Unrealized    Estimated     Unrealized    Estimated     Unrealized
(In thousands)                       fair value      losses      fair value      losses      fair value      losses
                                     ----------    ----------    ----------    ----------    ----------    ----------
---------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities              $21,899       $    40       $    --       $    --       $21,899       $    40
Obligations of U.S. government
  corporations and agencies              2,970            34            --            --         2,970            34
State and political subdivisions         5,380            84            --            --         5,380            84
---------------------------------------------------------------------------------------------------------------------
Total                                  $30,249       $   158       $    --       $    --       $30,249       $   158
=====================================================================================================================

There are 57 securities (10 greater than 12 months) in an unrealized loss position included in the table above. There were 18 securities in an unrealized loss position as of December 31, 2004, and all had been in an unrealized loss position for less than one year. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability to hold these securities until maturity.

The amortized cost and fair value of debt and equity securities at December 31, 2005, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                              2005
                                                    ----------------------
                                                    Amortized       Fair
      (In thousands)                                   Cost         Value
      --------------------------------------------------------------------
      Due in 1 year or less                          $24,877       $24,804
      Due after 1 year through 5 years                19,373        19,114
      Due after 5 years through 10 years              24,140        24,410
      Due after 10 years                              26,008        25,801
      No stated maturity                                 730           730
      --------------------------------------------------------------------
      Total                                          $95,128       $94,859
      ====================================================================

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2005 and 2004 were $13,027,000 and $13,074,000, respectively.

Proceeds from sales of debt securities classified as available-for-sale were $12,950,000, $27,195,000 and $38,454,000 for 2005, 2004 and 2003, respectively.
Gross realized gains and losses on the sales were $547,000 and $0 in 2005, $1,048,000 and $3,000 in 2004, and $1,454,000 and $0 in 2003.

Note 5

Loans

A summary of loan categories at December 31, 2005 and 2004 is as follows:

      (In thousands)                                   2005         2004
      --------------------------------------------------------------------
      Commercial and industrial                      $146,892     $117,777
      Real estate:
           Mortgage                                   164,590      182,476
           Mortgage - Church & related                183,964      164,235
           Construction                                13,052       16,694
           Construction - Church & related             15,118        9,144
      Industrial revenue bonds                          4,514        4,955
      Installment                                         107        1,741
      Other                                             1,069        3,426
      --------------------------------------------------------------------
      Total                                          $529,306     $500,448
      ====================================================================

The Company originates commercial, industrial, real estate and installment loans to businesses, churches and consumers throughout the metropolitan St. Louis, Missouri area, Orange County, California and other selected cities in the United States. The Company does not have any particular concentration of credit in any one economic sector; however, a substantial portion of the commercial and industrial loans are extended to privately-held commercial companies in this market area, and are generally secured by the assets of the business. The Company also has a substantial portion of real estate loans secured by mortgages that are extended to churches in this market area and selected cities throughout the United States.

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors for the year ended December 31, 2005, are summarized below. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectability.

      (In thousands)
      --------------------------------------------------------------------
      Aggregate balance, January 1, 2005                         $   4,151
      New loans                                                          -
      Payments                                                         109
      --------------------------------------------------------------------
      Aggregate balance, December 31, 2005                       $   4,042
      ====================================================================

A summary of the activity in the allowance for loan losses for 2005, 2004 and 2003 is as follows:

      (In thousands)                         2005        2004        2003
      --------------------------------------------------------------------
      Balance, January 1                   $ 6,037     $ 5,506     $ 5,293
      Provision charged to expense             775         550         190
      Loans charged off                       (555)        (48)         (2)
      Recoveries of loans previously
           charged off                          27          29          25
      --------------------------------------------------------------------
      Net loan (charge-offs) recoveries       (528)        (19)         23
      --------------------------------------------------------------------
      Balance, December 31                 $ 6,284     $ 6,037     $ 5,506
      ====================================================================

The following is a summary of information pertaining to impaired loans at December 31, 2005 and 2004:

      (In thousands)                                           2005      2004
      -----------------------------------------------------------------------
      Impaired loans without a valuation allowance           $   --    $   --
      Impaired loans with a valuation allowance               3,545     2,718
      Allowance for loan losses related to impaired loans     1,567     1,023
      -----------------------------------------------------------------------

Impaired loans consist primarily of renegotiated loans, nonaccrual loans and loans 90 days past due and still accruing interest. In 2005, impaired loans also included a loan for $2,080,000 related to one borrower that, although current, management has doubt as to the collectability of all amounts under the agreement. Impaired loans continuing to accrue interest were $2,561,000 and $2,352,000 at December 31, 2005 and 2004, respectively. Of these, loans delinquent 90 days or more and still accruing interest at December 31, 2005 and 2004 totaled $481,000 and $4,000, respectively. The average balance of impaired loans during 2005 and 2004 was $3,103,000 and $3,395,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $114,000, $38,000 and $272,000 for 2005, 2004 and 2003,
respectively. Income that was recognized on non-accrual loans was $32,000, $15,000 and $164,000 for 2005, 2004 and 2003, respectively. There were no foreclosed loans which have been reclassified and held as other real estate owned as of December 31, 2005. There was $375,000 of other real estate owned included in other assets on the consolidated balance sheet at December 31, 2004.

Note 6

Premises and Equipment

A summary of premises and equipment at December 31, 2005 and 2004, is as follows:

      (In thousands)                                      2005       2004
      --------------------------------------------------------------------
      Land                                              $   873    $   873
      Buildings                                          10,472     10,459
      Leasehold improvements                              1,596      1,023
      Furniture, fixtures and equipment                  17,659     17,930
      Purchased software                                  3,585      3,446
      Internally developed software                       4,130      4,130
      --------------------------------------------------------------------
                                                         38,315     37,861
      Less accumulated depreciation and amortization     26,328     26,485
      --------------------------------------------------------------------
      Total                                             $11,987    $11,376
      ====================================================================

Total depreciation and amortization charged to expense in 2005, 2004 and 2003 amounted to $1,971,000, $2,679,000 and $3,410,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2020. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

         (In thousands)                                       Amount
         -----------------------------------------------------------
         2006                                              $     545
         2007                                                    630
         2008                                                    628
         2009                                                    442
         2010                                                    388
         2011 and after                                        1,955
         -----------------------------------------------------------
         Total                                             $   4,588
         ===========================================================

Rental expense for 2005, 2004 and 2003 was $552,000, $305,000 and $454,000,
respectively.

Note 7

Equity Investments in Non-Marketable Securities

In 2001 the Company made an initial investment in a private imaging company to acquire imaging technology for the Company's payment operations. With subsequent additions, this investment eventually totaled $3,100,000 and represents a 19.99% ownership interest in the company. The remaining 80.01% ownership interest is owned by another investor. As part of the Company's year-end closing procedures, the Company performed a valuation of its minority equity interest. This business has performed poorly in recent years, and the majority investor is implementing a new business plan. Based on the current and projected operating losses of the investee, the Company recognized a $3,100,000 impairment charge on its investment in 2005. As of December 31, 2005 the Company's equity investment in this company was $0 and the remaining financial interest in this entity was a $1,152,000 interest in a secured line of credit participated with the entity's majority investor for working capital purposes. As of December 31, 2005 all interest payments under this line were current.

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at December 31, 2005 was $447,000.

Note 8

Acquired Intangible Assets

The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company's intangible assets as of December 31, 2005 are as follows:

                                                        December 31, 2005                    December 31, 2004
                                             ---------------------------------      -------------------------------
                                             Gross Carrying       Accumulated       Gross Carrying      Accumulated
(In thousands)                                   Amount           Amortization          Amount         Amortization
------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Software                                  $     862           $    (230)          $     862        $     (58)
------------------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
     Goodwill                                      4,625                (227) *            4,660             (227)*
     Minimum pension liability                       303                  --                 353               --
------------------------------------------------------------------------------------------------------------------
         Total unamortized intangible assets       4,928                (227)              5,013             (227)
------------------------------------------------------------------------------------------------------------------
Total intangible assets                        $   5,790           $    (457)          $   5,875        $    (285)
------------------------------------------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS 142.

On August 24, 2004 the Company acquired $4,039,000 of goodwill and $862,000 in software related to the acquisition of PROFITLAB, Inc. On November 24, 2004 the Company acquired $136,000 of goodwill from the acquisition of Franklin Bancorp. The acquisitions of PROFITLAB, Inc. and Franklin Bancorp are further discussed in Note 2 of this report.

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

The weighted average amortization period at December 31, 2005 was five years for all amortized intangible assets combined. Amortization of intangible assets amounted to $172,000, $57,000 and $0 for the years ended December 31, 2005, 2004 and 2003 respectively. Estimated future amortization of intangibles is as follows: $172,000 in 2006, 2007 and 2008, $116,000 in 2009 and $0 in 2010.

Note 9

Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 2005 and 2004:

      (In thousands)                                    2005         2004
      --------------------------------------------------------------------
      NOW and Money Market Deposit Accounts          $ 80,656     $ 80,475
      Savings deposits                                 22,893       23,161
      Time deposits:
           Less than $100                              30,564       29,514
           $100 or more                                36,489       46,117
      --------------------------------------------------------------------
      Total                                          $170,602     $179,267
      ====================================================================

Interest on deposits consist of the following for 2005, 2004 and 2003:

      (In thousands)                             2005      2004      2003
      --------------------------------------------------------------------
      NOW and Money Market Deposit Accounts     $1,485    $  845    $  371
      Savings deposits                             458       293       281
      Time deposits:
           Less than $100                        1,142       726       351
           $100 or more                          1,401     1,160       844
      --------------------------------------------------------------------
      Total                                     $4,486    $3,024    $1,847
      ====================================================================

The scheduled maturities of time deposits at December 31, 2005 and 2004 are summarized as follows:

                                         2005                   2004
                                 -------------------    -------------------
                                            Percent                Percent
      (In thousands)              Amount    of Total     Amount    of Total
      ---------------------------------------------------------------------
      Due within:
           One year              $45,304      67.6%     $57,605      76.2%
           Two years               3,240       4.8        1,454       1.9
           Three years            11,825      17.6        1,311       1.7
           Four years              4,601       6.9       10,787      14.3
           Five years              2,083       3.1        4,474       5.9
      ---------------------------------------------------------------------
      Total                      $67,053     100.0%     $75,631     100.0%
      =====================================================================

Note 10

Short-Term Borrowings

Company short-term borrowings consist mainly of federal funds purchased and tax deposits of the United States Treasury. At December 31, 2005 and 2004 the bank subsidiary had short-term borrowings of $188,000 and $127,000, respectively that consisted of borrowings from the Treasury related to tax deposits received from customers not yet drawn upon by the Treasury. These borrowings are secured by U.S. Treasury and agency securities. The average amount of all borrowings for 2005 was $165,000 at an average rate of 3.03% and the maximum amount outstanding at the end of any month during the year was $229,000. The average amount of borrowings for 2004 was $91,000 at an average rate of 1.10% and the maximum amount outstanding at the end of any month during the year was $131,000.

Note 11

Subordinated Convertible Debentures

On August 24, 2004 the Company issued to PROFITLAB, Inc. $3,700,000 of 5.33% subordinated convertible debentures in partial consideration for the acquisition of the assets of PROFITLAB, Inc. Interest is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert up to 20% of the principal amount into fully paid and non-assessable shares of the Common Stock of the Company at a rate per share of $32.13 after the third anniversary of the issuance date. After the fourth anniversary date an additional 30% can be converted under the same terms. After the fifth anniversary date, 100% can be converted under the same terms. The securities mature 10 years after the date of issuance. The debentures may be called by the Company without penalty after August 24, 2010.

Note 12

Common Stock and Earnings Per Share

The table below shows activity in the outstanding shares of the Company's Common Stock during 2005.

      ---------------------------------------------------------------
      Shares outstanding at January 1, 2005                 3,687,248
      Issuance of common stock:
          50% stock dividend, issued September 15, 2005     1,842,083
          Issued under Stock Bonus Plan*                        3,508
          Stock options exercised*                              9,962
          Stock repurchased                                   (42,665)
      ---------------------------------------------------------------
      Shares outstanding at December 31, 2005               5,500,136
      ===============================================================

      *Not restated for stock dividend, issued September 15, 2005

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended December 31, 2005, 2004 and 2003 are as follows:

(Dollars in thousands, except per share data)                                2005              2004              2003
---------------------------------------------------------------------------------------------------------------------
Basic
    Net income from continuing operations                             $    11,244       $     9,881       $     7,795
    Net income (loss) from discontinued operations                           (298)           (1,876)              107
---------------------------------------------------------------------------------------------------------------------
    Net income                                                        $    10,946       $     8,005       $     7,902
---------------------------------------------------------------------------------------------------------------------
    Weighted average common shares outstanding                          5,508,475         5,512,151         5,515,971
---------------------------------------------------------------------------------------------------------------------
    Basic earnings per share from continuing operations               $      2.04       $      1.79       $      1.41
    Basic earnings per share from discontinued operations                    (.05)            (0.34)             0.02
---------------------------------------------------------------------------------------------------------------------
    Basic earnings per share                                          $      1.99       $      1.45       $      1.43
---------------------------------------------------------------------------------------------------------------------

Diluted
    Net income from continuing operations                             $    11,244       $     9,881       $     7,795
    Net income effect of 5.33% convertible debentures                         108                39                --
---------------------------------------------------------------------------------------------------------------------
    Net income, assuming dilution, from continuing operations              11,352             9,920             7,795
    Net income (loss) from discontinued operations                           (298)           (1,876)              107
---------------------------------------------------------------------------------------------------------------------
    Net income                                                        $    11,054       $     8,044       $     7,902
---------------------------------------------------------------------------------------------------------------------

    Weighted-average common shares outstanding                          5,508,475         5,512,151         5,515,971
    Effect of dilutive stock options and awards                            78,781            68,796            55,859
    Effect of 5.33% convertible debentures                                115,145            40,676                --
---------------------------------------------------------------------------------------------------------------------
    Weighted-average common shares outstanding assuming dilution        5,702,401         5,621,623         5,571,830
---------------------------------------------------------------------------------------------------------------------

    Diluted earnings per share from continuing operations             $      1.99       $      1.76       $      1.40
    Diluted earnings per share from discontinued operations                 (0.05)            (0.33)             0.02
---------------------------------------------------------------------------------------------------------------------
    Diluted earnings per share                                        $      1.94       $      1.43       $      1.42
---------------------------------------------------------------------------------------------------------------------

Share and per share data in the schedule above have been restated for the 50% stock dividend on September 15, 2005.

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

A summary of the activity in the defined benefit pension plan's benefit obligation, assets, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2005 and 2004, is as follows:

      (In thousands)                                     2005         2004
      --------------------------------------------------------------------
      Benefit obligation:
           Balance, January 1                        $ 22,951     $ 20,026
           Service cost                                 1,292        1,186
           Interest cost                                1,384        1,237
           Actuarial loss                               1,342          875
           Benefits paid                                 (434)        (373)
      --------------------------------------------------------------------
      Balance, December 31                           $ 26,535     $ 22,951
      ====================================================================
      Plan assets:
           Fair value, January 1                     $ 16,994     $ 15,085
           Actual return                                1,154        1,199
           Employer contribution                        2,988        1,083
           Benefits paid                                 (434)        (373)
      --------------------------------------------------------------------
      Fair value, December 31                        $ 20,702     $ 16,994
      ====================================================================
      Funded status:
           Unfunded projected benefits obligation    $ (5,833)    $ (5,957)
           Unrecognized prior service cost                 74           82
           Unrecognized net loss                        4,871        3,472
      --------------------------------------------------------------------
      Accrued pension cost                           $   (888)    $ (2,403)
      ====================================================================

The accumulated benefit obligation was $21,338,000 and $18,384,000 for the periods ended December 31, 2005 and 2004, respectively. The Company expects to contribute approximately $1,200,000 to the plan in 2006.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                     2006                          $   592,000
                     2007                              663,000
                     2008                              894,000
                     2009                              958,000
                     2010                            1,038,000
                     2011 - 2015                     5,964,000

The following represent the major assumptions used to determine the benefit obligation of the plan. The Plan's expected benefit cash flows are discounted using the Citibank Pension Discount Curve rates.

                                                     2005       2004       2003
      -------------------------------------------------------------------------
      Weighted average discount rate                5.75%      6.00%      6.25%
      Rate of increase in compensation levels       4.00%      4.00%      4.00%

The pension cost for 2005, 2004 and 2003 was $1,473,000, $1,250,000 and
$1,042,000, respectively, and included the following components:

      (In thousands)                                       2005        2004        2003
      ---------------------------------------------------------------------------------
      Service cost - benefits earned during the year    $ 1,292     $ 1,186     $   979
      Interest cost on projected benefit obligations      1,384       1,237       1,105
      Expected return on plan assets                     (1,312)     (1,233)     (1,055)
      Net amortization and deferral                         109          60          13
      ---------------------------------------------------------------------------------
      Net periodic pension cost                         $ 1,473     $ 1,250     $ 1,042
      =================================================================================

The following represent the major assumptions used to determine the net benefit cost of the plan:

                                                         2005     2004      2003
      --------------------------------------------------------------------------
      Weighted average discount rate                    6.00%    6.25%     7.00%
      Rate of increase in compensation levels           4.00%    4.00%     4.00%
      Expected long-term rate of return on assets       7.50%    8.00%     8.00%

The asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

                                                          Percentage of
                                                           Plan Assets
      --------------------------------------------------------------------
      Asset Class                                     2005           2004
      --------------------------------------------------------------------
      Equity securities                               39.6%          36.6%
      Debt securities                                 59.8%          63.0%
      Cash and cash equivalents                        0.6%           0.4%
      --------------------------------------------------------------------
           Total                                     100.0%         100.0%
      ====================================================================

The investment objective for the defined benefit pension plan is to maximize total return with a tolerance for average risk. Asset allocation strongly favors fixed income investments, with a target allocation of approximately 67% fixed income, 33% equities, and 0% cash. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity component is invested in pooled large cap stocks. More aggressive or volatile sectors, although currently not employed, can be represented in the asset mix to pursue higher returns with proper diversification. The assumed long-term rate of return on assets, which falls within the expected range, is 7.5% as derived below:

                            Expected Long-Term                                   Contribution to
      Asset Class             Return on Class        X     Allocation     =        Assumption
      ------------------------------------------------------------------------------------------
      Equity securities           8 - 10%                     33.3%                2.67% - 3.33%
      Fixed income                6 - 7%                      66.7%                4.00% - 4.67%
      ------------------------------------------------------------------------------------------
                                                                                   6.67% - 8.00%
      ==========================================================================================

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company's subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan.

The pension cost for 2005, 2004 and 2003 for the supplemental executive retirement plan was $191,000, $110,000 and $145,000 respectively, and included the following components:

      (In thousands)                                     2005      2004      2003
      ---------------------------------------------------------------------------
      Service cost - benefits earned during the year    $ (34)    $ (57)    $ (24)
      Interest cost on projected benefit obligations      161       117       107
      Net amortization and deferral                        64        50        62
      ---------------------------------------------------------------------------
      Net periodic pension cost                         $ 191     $ 110     $ 145
      ===========================================================================

A summary of the activity in the supplemental executive retirement plan's benefit obligation, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2005 and 2004, is as follows:

      (In thousands)                                     2005        2004
      -------------------------------------------------------------------
      Benefit obligation:
           Balance, January 1                         $ 1,966     $ 1,695
           Service cost                                   (34)        (57)
           Interest cost                                  161         117
           Actuarial loss                                 795         211
      -------------------------------------------------------------------
      Balance, December 31                            $ 2,888     $ 1,966
      ===================================================================
      Funded status:
           Unfunded projected benefits obligation     $(2,888)    $(1,966)
           Unrecognized prior service cost                303         353
           Unrecognized actuarial loss                  1,120         317
           Accrued pension cost                        (1,465)     (1,296)
           Minimum liability adjustment                  (673)       (595)
      -------------------------------------------------------------------
      Accrued pension cost                            $(2,138)    $(1,891)
      ===================================================================

The accumulated benefit obligation was $2,138,000 and $1,891,000 for the periods ended December 31, 2005 and 2004, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid on the plan were $20,000 in 2005, $9,000 in 2004 and no benefits were paid in 2003. Expected future benefits over the next 10 years are as follows:

                          2006           $    32,000
                          2007                32,000
                          2008               233,000
                          2009               233,000
                          2010               233,000
                          2011 - 2015      1,156,000

The major assumptions used to determine the projected benefit obligation and net benefit cost are the same as those in the defined plan explained above.

The provisions of SFAS 87, "Employers' Accounting for Pensions," required the Company to record an additional minimum liability of $673,000 and $595,000 at December 31, 2005 and 2004, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amounts previously recorded. The additional liability is offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $303,000 and $353,000 at December 31, 2005 and 2004, respectively, are included in other intangible assets on the accompanying consolidated balance sheets. The remaining amount at December 31, 2005 of $370,000 is recorded, net of tax, as an accumulated other comprehensive loss.

The Company maintains a noncontributory profit sharing plan, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2005, 2004 and 2003 was $2,543,000, $1,781,000 and $1,755,000, respectively.

The Company sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2005, 2004 and 2003 were $334,000, $310,000 and $292,000, respectively.

Note 14

Stock Option and Bonus Plans

(All shares and per share amounts have been restated for the 50% stock dividend issued September 15, 2005).

The Company maintains a restricted stock bonus plan which provides for the issuance of up to 173,250 shares of Common Stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees and non-employee directors of the Company as a means of retaining and rewarding them for long-term performance. During 2005, 2004 and 2003, 5,492 shares, 5,829 shares and 9,751 shares, respectively, were granted with weighted average per share market prices of $24.53 in 2005, $21.94 in 2004 and $16.49 in 2003. The
fair value of such shares, which is based on the market price on the date of grant, has been recorded in the consolidated financial statements through the establishment of a contra shareholders' equity account which is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $134,000 for 2005, $96,000 for 2004 and $57,000 for 2003.
At December 31, 2005 the weighted-average grant date fair value and weighted average contractual life for outstanding shares of restricted stock was $21.71 and .8 years, respectively.

A summary of restricted stock bonus share activity follows:

                                                         2005        2004        2003
      -------------------------------------------------------------------------------
      Awards available for grant beginning of year     82,132      87,961      97,713
           Restricted shares awarded                   (5,492)     (5,829)     (9,752)
      -------------------------------------------------------------------------------
      Awards available for grant end of year           76,640      82,132      87,961
      ===============================================================================

The Company also maintains a performance-based stock option plan, which provides for the granting of options to acquire up to 693,000 shares of Company Common Stock. Options currently vest and expire over a period not to exceed seven years.

The following table summarizes stock options outstanding as of December 31, 2005:

                                                      Weighted Average
            Exercise               Options                Remaining
              Price              Outstanding          Contractual Life
            ----------------------------------------------------------
             $11.751                  324                    1.01
              14.690                3,250                    1.01
              14.575               84,599                    0.01
              14.217                3,465                    0.01
              13.276                2,039                    0.01
              15.000               18,000                    4.01
              16.497                5,116                    4.01
              20.182                8,806                    5.01
              23.940                3,671                    5.01
              25.340                2,250                    5.01
              23.833                3,555                    6.01
              24.333                4,826                    6.01

Changes in options outstanding were as follows:

                                                                Weighted Average
                                                    Shares       Exercise Price
      --------------------------------------------------------------------------
      Balance at December 31, 2002                 194,945           12.01
      Granted                                       23,314           15.34
      Exercised                                    (41,262)           7.21
      Forfeited                                    (10,395)          13.28
      --------------------------------------------------------------------------
      Balance at December 31, 2003                 166,602           13.58
      Granted                                       15,195           21.97
      Exercised                                    (21,609)           8.76
      Forfeited                                     (2,940)          14.57
      --------------------------------------------------------------------------
      Balance at December 31, 2004                 157,248           15.03
      Granted                                        8,827           24.11
      Exercised                                    (18,445)          13.93
      Forfeited                                     (7,729)          15.22
      --------------------------------------------------------------------------
      Balance at December 31, 2005                 139,901           16.01
      ==========================================================================

At December 31, 2005, 27,870 shares were exercisable with a weighted average exercise price of $14.57. The restricted stock bonus plan and the performance-based stock option plan have both been approved by the Company's shareholders.

Note 15

Other Operating Expense

Details of other operating expense for 2005, 2004 and 2003 are as follows:

      (In thousands)                              2005        2004        2003
      ------------------------------------------------------------------------
      Postage, printing and supplies            $2,310      $2,215      $2,751
      Advertising and business development       1,289       1,103       1,290
      Professional fees                          1,750       1,746       1,926
      Outside service fees                       1,946       1,711       1,423
      Data processing services                     220         202         199
      Telecommunications                           522         426         449
      Other                                      1,127       1,162         930
      ------------------------------------------------------------------------
      Total other operating expense             $9,164      $8,565      $8,968
      ========================================================================

Note 16

Income Taxes

The components of income tax expense (benefit) from continuing operations for 2005, 2004 and 2003 are as follows:

      (In thousands)                       2005         2004         2003
      -------------------------------------------------------------------
      Current:
           Federal                      $ 5,171      $ 4,277      $ 3,783
           State                            732          490          478
           Deferred                        (921)        (558)        (876)
      -------------------------------------------------------------------
      Total income tax expense          $ 4,982      $ 4,209      $ 3,385
      ===================================================================

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 34% for 2005, 2004 and 2003 to income from continuing operations before income tax expense, to reported income tax expense is as follows:

      (In thousands)                                 2005       2004       2003
      -------------------------------------------------------------------------
      Expected income tax expense:                $ 5,517    $ 4,791    $ 3,801
      (Reductions) increases resulting from
           Tax-exempt income                         (769)      (964)      (793)
           State taxes, net of federal benefit        483        323        315
      Other, net                                     (249)        59         62
      -------------------------------------------------------------------------
      Total income tax expense                    $ 4,982    $ 4,209    $ 3,385
      =========================================================================

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below:

      (In thousands)                                     2005        2004
      -------------------------------------------------------------------
      Deferred tax assets:
           Allowance for loan losses                  $ 2,396     $ 2,113
           Security impairment writedown                1,182          --
           Accrued pension cost                           338         841
           Net operating loss carry forward(1)            584         700
           Deferred revenue                                58          23
           Minimum pension liability                      133          82
           Unrealized loss on investment in
             securities available-for-sale                 99          --
           Other                                          527         520
      -------------------------------------------------------------------
             Total deferred tax assets                $ 5,317     $ 4,279
      -------------------------------------------------------------------
      Deferred tax liabilities:
           Unrealized gain on investment in
             securities available-for-sale                 --        (362)
           Premises and equipment                        (174)       (240)
           Intangible/assets                               (5)         --
           Other                                         (177)       (149)
      -------------------------------------------------------------------
             Total deferred tax liabilities              (356)       (751)
      -------------------------------------------------------------------
      Net deferred tax assets                         $ 4,961     $ 3,528
      ===================================================================

      1. As of December 31, 2005, the Company had approximately $1,700,000 of net operating loss carryforwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carryforward is subject to Section 382 of the Internal Revenue Code and limits the Company's use to approximately $120,000 per year during the carryforward period, which expires in 2019.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2005 or 2004, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The Company's income tax expense (benefit) from discontinued operations was $557,000, ($947,000) and $68,000 with effective rates of 215%, 34% and 39% for the years 2005, 2004 and 2003, respectively. The increase from 2004 to 2005 was primarily the result of differences between book and tax valuations resulting from the foreclosure, consolidation and sale of GEMS during the past five years.

Note 17

Contingencies

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 18

Disclosures About Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2005, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters at December 31, 2005 and 2004:

      (In thousands)                                      2005        2004
      --------------------------------------------------------------------
      Conditional commitments to extend credit         $21,834     $20,524
      Standby letters of credit                          7,407       6,097
      Commercial letters of credit                       6,533       1,091
      --------------------------------------------------------------------

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2005 and 2004:

                                                               2005                    2004
                                                       --------------------------------------------
                                                       Carrying      Fair      Carrying      Fair
      (In thousands)                                    Amount       Value      Amount       Value
      ---------------------------------------------------------------------------------------------
      Balance sheet assets:
           Cash and cash equivalents                   $149,692    $149,692    $ 87,543    $ 87,543
           Investment in debt and equity securities      94,859      94,859      77,130      77,130
           Loans, net                                   523,022     516,917     494,411     493,066
           Accrued interest receivable                    3,324       3,324       2,588       2,588
      ---------------------------------------------------------------------------------------------
      Total                                            $770,897    $764,792    $661,672    $660,327
      =============================================================================================
      Balance sheet liabilities:
           Deposits                                    $286,998    $286,998    $275,629    $275,683
           Accounts and drafts payable                  445,811     445,811     358,473     358,473
           Short-term borrowings                            188         188         127         127
           Subordinated convertible debentures            3,700       3,564       3,700       3,675
           Accrued interest payable                         296         296         226         226
      ---------------------------------------------------------------------------------------------
      Total                                            $736,993    $736,857    $638,155    $638,184
      =============================================================================================

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

Note 19

Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements.

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

Summarized information about the Company's operations in each industry segment for the periods ended December 31, 2005, 2004 and 2003, is as follows:

                                                                              Corporate
                                              Information     Banking            and
(In thousands)                                  Services      Services       Eliminations       Total
-------------------------------------------------------------------------------------------------------
2005
Fee revenue and other income:
       Income from customers                   $  35,901      $   2,752       $      --       $  38,653
       Intersegment income                         1,323          1,597          (2,920)             --
Net interest income (expense) after
   provision for loan losses:
       Interest from customers                    19,436         13,352              --          32,789
       Intersegment interest                         163           (163)             --              --
Depreciation and amortization                      1,865            278              --           2,143
Income taxes                                       2,615          2,367              --           4,982
Net income from continuing operations              6,499          4,745              --          11,244
Goodwill                                           4,262            136              --           4,398
Other intangible assets, net                         935             --              --             935
Assets related to discontinued operations             --             --             400             400
Total assets                                   $ 489,857      $ 338,107       $  (9,266)      $ 818,698
-------------------------------------------------------------------------------------------------------
2004
Fee revenue and other income:
       Income from customers                   $  32,320      $   1,727       $      --       $  34,047
       Intersegment income                            --          1,467          (1,467)             --
Net interest income (expense) after
   provision for loan losses:
       Interest from customers                    15,652         11,436              --          27,088
       Intersegment interest                          62            (62)             --              --
Depreciation and amortization                      2,904            314              60           3,278
Income taxes                                       2,006          2,203              --           4,209
Net income from continuing operations              6,225          3,656              --           9,881
Goodwill                                           4,262            171              --           4,433
Other intangible assets, net                         805             --             353           1,158
Assets related to discontinued operations             --             --           6,566           6,566
Total assets                                   $ 397,722      $ 314,625       $   4,174       $ 716,521
-------------------------------------------------------------------------------------------------------
2003
Fee revenue and other income:
       Income from customers                   $  30,454      $   1,917       $      --       $  32,371
       Intersegment income                            --          1,512          (1,512)             --
Net interest income (expense) after
   provision for loan losses:
       Interest from customers                    15,039         11,153              --          26,192
       Intersegment interest                         155           (155)             --              --
Depreciation and amortization                      3,428            491              71           3,990
Income taxes                                       1,153          2,232              --           3,385
Net income from continuing operations              4,090          3,705              --           7,795
Goodwill                                             223             --              --             223
Other intangible assets, net                          --             --             404             404
Assets related to discontinued operations             --             --           7,488           7,488
Total assets                                   $ 335,955      $ 328,412       $ (18,451)      $ 645,916
-------------------------------------------------------------------------------------------------------

Note 20

Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) as of December 31, 2005 and 2004, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2005.

                                                        Condensed Balance Sheets
                                                               December 31
                                                        ------------------------
(In thousands)                                               2005           2004
--------------------------------------------------------------------------------
Assets:
     Cash and due from banks                             $ 12,113       $  8,595
     Short-term investments                                71,911         56,395
     Investment in debt and equity securities,
         available-for-sale                                89,621         71,933
     Loans, net                                           270,579        216,826
     Investment in subsidiary                              38,367         37,150
     Premises and equipment, net                           10,591         10,746
     Other assets                                          35,041         35,031
--------------------------------------------------------------------------------
Total assets                                             $528,223       $436,676
================================================================================
Liabilities and Shareholders' Equity:
     Accounts and drafts payable                         $445,811       $358,473
     Subordinated convertible debentures                    3,700          3,700
     Other liabilities                                      3,431          4,914
--------------------------------------------------------------------------------
Total liabilities                                         452,942        367,087
Total shareholders' equity                                 75,281         69,589
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $528,223       $436,676
================================================================================

                                                    Condensed Statements of Income
                                                             December 31
                                                  ---------------------------------
(In thousands)                                       2005         2004         2003
-----------------------------------------------------------------------------------
Income from subsidiary:
     Dividends                                    $ 3,200      $    --      $   870
     Interest                                         197           75          163
     Management fees                                1,323        1,032          870
-----------------------------------------------------------------------------------
     Income from subsidiary                         4,720        1,107        1,903
Information services revenue                       35,901       30,695       28,440
Net interest income after provision                18,189       14,574       13,973
Gains on sales of investment securities               547        1,045        1,415
Other income                                          608          581          599
-----------------------------------------------------------------------------------
              Total income                        $59,965      $48,002      $46,330
-----------------------------------------------------------------------------------
Expenses:
     Salaries and employee benefits               $33,337       28,963       28,397
     Other expenses                                14,315       10,808       11,820
-----------------------------------------------------------------------------------
              Total expenses                      $47,652      $39,771      $40,217
-----------------------------------------------------------------------------------
Income before income tax and equity in
     undistributed income of subsidiary            12,313        8,231        6,113
Income tax expense                                  2,614        2,006        1,153
-----------------------------------------------------------------------------------
Income before undistributed income
     of subsidiary                                  9,699        6,225        4,960
Equity in undistributed income of subsidiary        1,247        1,780        2,942
-----------------------------------------------------------------------------------
Net income                                        $10,946      $ 8,005      $ 7,902
===================================================================================

Condensed Statements of Cash Flows

                                                                     December 31
                                                       --------------------------------------
(In thousands)                                             2005           2004           2003
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                        $ 10,946       $  8,005       $  7,902
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Equity in undistributed income
         of subsidiary                                   (1,247)        (1,780)        (2,942)
       Net change in other assets                            41         (4,077)        (5,948)
       Net change in other liabilities                   (1,350)          (651)         1,421
       Amortization of stock bonus awards                   134             96             57
       Other, net                                         1,743          2,440          3,223
---------------------------------------------------------------------------------------------
         Net cash provided by
             operating activities                        10,267          4,033          3,713
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net increase in securities                         (18,975)        (8,254)        (8,825)
     Net increase in loans                              (53,753)        (9,692)        (1,894)
     Payment for business acquisitions, net of
       cash acquired                                         --         (2,092)            --
     Purchases of premises and equipment, net            (1,344)        (1,197)          (605)
---------------------------------------------------------------------------------------------
         Net cash used in investing activities          (74,072)       (21,235)       (11,324)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase  in accounts
       and drafts payable                                87,338         58,484         72,098
     Advances from subsidiary                                --             --        (35,861)
     Cash dividends paid                                 (3,201)        (3,025)        (2,814)
     Purchases of common shares for treasury             (1,434)            --         (1,764)
     Other financing activities                             136           (279)           365
---------------------------------------------------------------------------------------------
       Net cash provided by
        financing activities                             82,839         55,180         32,024
---------------------------------------------------------------------------------------------
     Net increase in cash and
       cash equivalents                                  19,034         37,978         24,413
Cash and cash equivalents at beginning of year           64,990         27,012          2,599
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year               $ 84,024       $ 64,990       $ 27,012
=============================================================================================

Note 21

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

                                                      First         Second          Third         Fourth
(In thousands, except per share data)                Quarter        Quarter        Quarter        Quarter          YTD
------------------------------------------------------------------------------------------------------------------------
2005
Fee revenue and other income                        $  9,681       $  9,283       $  9,720       $  9,969       $ 38,653
Interest income                                        8,518          9,189          9,813         10,731         38,251
Interest expense                                         992          1,216          1,229          1,250          4,687
------------------------------------------------------------------------------------------------------------------------
   Net interest income                                 7,526          7,973          8,584          9,481         33,564
Provision for loan losses                                200            200            225            150            775
Operating expense                                     12,587         13,039         13,144         13,346         55,216
Impairment of equity investment                                                                     3,100          3,100
Income tax expense                                     1,469          1,407          1,670            436          4,982
------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations                  2,951          2,610          3,265          2,418         11,244
------------------------------------------------------------------------------------------------------------------------
Net income (loss) from discontinued
   operations before income taxes                       (275)           (39)          (259)           832            259
Provisions for income taxes                              (91)           (13)           (87)           748            557
------------------------------------------------------------------------------------------------------------------------
Net income (loss) from discontinued operations          (184)           (26)          (172)            84           (298)
------------------------------------------------------------------------------------------------------------------------
Net income                                          $  2,767       $  2,584       $  3,093       $  2,502       $ 10,946
========================================================================================================================
Net income per share:
   Basic earnings per share from
     continuing operations                          $   0.53       $   0.48       $   0.59       $   0.44       $   2.04
   Basic earnings per share from
     discontinued operations                           (0.03)         (0.01)         (0.03)          0.02          (0.05)
   Basic earnings per share                             0.50           0.47           0.56           0.46           1.99
   Diluted earnings per share from
     continuing operations                              0.52           0.47           0.58           0.42           1.99
   Diluted earnings per share from
     discontinued operations                           (0.03)         (0.01)         (0.03)          0.02          (0.05)
   Diluted earnings per share                           0.49           0.46           0.55           0.44           1.94
========================================================================================================================

2004
Fee revenue and other income                        $  8,588       $  8,228       $  8,173       $  9,058       $ 34,047
Interest income                                        7,140          7,212          7,875          8,506         30,733
Interest expense                                         567            738            828            962          3,095
------------------------------------------------------------------------------------------------------------------------
   Net interest income                                 6,573          6,474          7,047          7,544         27,638
Provision for loan losses                                200            150            150             50            550
Operating expenses                                    11,661         11,202         11,806         12,376         47,045
Income tax expense                                     1,027            999            921          1,262          4,209
------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations                  2,273          2,351          2,343          2,914          9,881
Net income (loss) from discontinued
   operations before income taxes                       (642)          (977)          (557)          (647)        (2,823)
Provision for income taxes                              (216)          (326)          (187)          (218)          (947)
------------------------------------------------------------------------------------------------------------------------
Net income (loss) from
   discontinued operations                              (426)          (651)          (370)          (429)        (1,876)
------------------------------------------------------------------------------------------------------------------------
Net income                                          $  1,847       $  1,700       $  1,973       $  2,485       $  8,005
========================================================================================================================
Net income per share:
   Basic earnings per share from
     continuing operations                          $   0.41       $   0.43       $   0.42       $   0.53       $   1.79
   Basic earnings per share from
     discontinued operations                           (0.08)         (0.12)         (0.06)         (0.08)         (0.34)
   Basic earnings per share                             0.33           0.31           0.36           0.45           1.45
   Diluted earnings per share from
     continuing operations                              0.41           0.41           0.43           0.51           1.76
   Diluted earnings per share from
     discontinued operations                           (0.08)         (0.11)         (0.07)         (0.07)         (0.33)
   Diluted earnings per share                           0.33           0.30           0.36           0.44           1.43
========================================================================================================================

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, during the fourth quarter of 2005, the Company sold the business and assets of Government e-Management Solutions, Inc (GEMS). The assets, liabilities and results of operation of GEMS are included in discontinued operations in the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cass Information Systems, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

St. Louis, Missouri
March 10, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

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

Under the supervision and with the participation of our management, including principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Cass Information Systems, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Cass Information Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Cass Information Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cass Information Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.


St. Louis, Missouri
March 10, 2006

ITEM 9B. OTHER INFORMATION

NONE

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders ("2006 Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission (SEC) no later than 120 days after the close of the fiscal year. The following sections of the 2006 Proxy Statement are incorporated herein by reference: "Election of Directors" and "Executive Officers" (please note that "Section 16(a) Beneficial Ownership Compliance" is within the "Executive Officers" section).

The Company has adopted a Code of Conduct and Business Ethics policy, applicable to all Company directors, executive officers and employees. Pursuant to Nasdaq listing requirements, the policy is publicly available and can be viewed on the Company's website at www.cassinfo.com.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the section "Executive Officers" of the Company's 2006 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section "Executive Officers" of the Company's 2006 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from the section "Executive Officers" of the Company's 2006 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant's fees and services is incorporated herein by reference from the section "Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2006 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are incorporated by reference in or filed as an exhibit to this Report:

            (1) and (2)    Financial Statements and Financial Statement
                           Schedules Submitted as a separate section of this report.

                    (3)    Exhibits listed under (b) of this Item 15.

      (b)   Exhibits

                 2.1 GEMS Asset Purchase Agreement, incorporated by reference to Form 8-K, filed with the SEC on January 4, 2006.

                 3.1 Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998

                 3.2 Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.

                 10.1 1995 Restricted Stock Bonus Plan, as amended to January 19, 1999, including form of Restriction Agreement, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91456, filed with the SEC on February 16, 1999

                 10.2 1995 Performance-Based Stock Option Plan, as amended to January 19, 1999, including forms of Option Agreements, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91568, filed with the SEC on February 16, 1999

                 10.3 Form of Directors' Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.

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

      (c)   None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CASS INFORMATION SYSTEMS, INC.


Date: March 10, 2006             By         /s/ Lawrence A. Collett
                                    --------------------------------------------
                                                Lawrence A. Collett
                                        Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date: March 10, 2006             By         /s/ Eric H. Brunngraber
                                    --------------------------------------------
                                                Eric H. Brunngraber
                                              Vice President-Secretary
                                    (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.

Date: March 10, 2006             By          /s/ Robert J. Bodine
                                    --------------------------------------------
                                                 Robert J. Bodine


Date: March 10, 2006             By          /s/ K. Dane Brooksher
                                    --------------------------------------------
                                                 K. Dane Brooksher


Date: March 10, 2006             By          /s/ Eric H. Brunngraber
                                    --------------------------------------------
                                                 Eric H. Brunngraber


Date: March 10, 2006             By          /s/ Bryan S. Chapell
                                    --------------------------------------------
                                                 Bryan S. Chapell


Date: March 10, 2006             By          /s/ Lawrence A. Collett
                                    --------------------------------------------
                                                 Lawrence A. Collett


Date: March 10, 2006             By          /s/ Benjamin F. Edwards, IV
                                    --------------------------------------------
                                                 Benjamin F. Edwards, IV


Date: March 10, 2006             By          /s/ Thomas J. Fucoloro
                                    --------------------------------------------
                                                 Thomas J. Fucoloro


Date: March 10, 2006             By          /s/ Wayne J. Grace
                                    --------------------------------------------
                                                 Wayne J. Grace


Date: March 10, 2006             By          /s/ Harry J. Krieg
                                    --------------------------------------------
                                                 Harry J. Krieg


Date: March 10, 2006             By          /s/ Howard A. Kuehner
                                    --------------------------------------------
                                                 Howard A. Kuehner


Date: March 10, 2006             By          /s/ Irving A. Shepard
                                    --------------------------------------------
                                                 Irving A. Shepard


Date: March 10, 2006             By          /s/ A. J. Signorelli
                                    --------------------------------------------
                                                 A. J. Signorelli