Form 10-Q
period 2006-03-31
CASS INFORMATION SYSTEMS INC
filed 2006-05-09
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006
                                    --------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -----------------------

                           Commission File No. 2-80070
                                ----------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X               No
         -----                      -----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
     (Check one)     Large Accelerated Filer  _____
Accelerated Filer    X         Non-Accelerated Filer
                   ------                           --------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ___               No         X
                                    -----

     The number of shares outstanding of registrant's only class of stock as of May 5, 2006: Common stock, par value $.50 per share - 5,547,863 shares outstanding.

--------------------------------------------------------------------------------
         This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I - Financial Information

      Item 1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets
                 March 31, 2006 (unaudited) and December 31, 2005                       3

               Consolidated Statements of Income
                 Three months ended March 31, 2006 and 2005 (unaudited)                 4

               Consolidated Statements of Cash Flows
                 Three months ended March 31, 2006 and 2005 (unaudited)                 5

               Notes to Consolidated Financial Statements (unaudited)                   6

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                              13

      Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              22

      Item 4.  CONTROLS AND PROCEDURES                                                 22

PART II - Other Information - Items 1. - 6.                                            23

      SIGNATURES                                                                       24

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

             (Dollars in Thousands except Share and Per Share Data)

                                                                                March 31        December 31
                                                                                  2006             2005
Assets                                                                         (Unaudited)
Cash and due from banks                                                       $   32,099        $   29,561
Federal funds sold and other short-term investments                              109,333           120,131
                                                                                --------         ---------
     Cash and cash equivalents                                                   141,432          149,692
                                                                                --------         --------
Securities available-for-sale, at fair value                                      94,841            94,859

Loans                                                                            527,045           529,306
     Less: Allowance for loan losses                                               6,213             6,284
                                                                                --------         ---------
         Loans, net                                                              520,832           523,022
                                                                                --------         ---------
Premises and equipment, net                                                       12,109            11,987
Investment in bank owned life insurance                                           11,666            11,545
Payments in excess of funding                                                      8,575             7,665
Goodwill                                                                           4,398             4,398
Assets related to discontinued operations                                            326               400
Other intangible assets, net                                                         892               935
Other assets                                                                      15,827            14,195
                                                                                --------          --------
           Total assets                                                       $  810,898         $818,698
                                                                               =========          ========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                                      $  103,009        $  116,396
     Interest-bearing                                                            174,913           170,602
                                                                                --------         ---------
         Total deposits                                                          277,922           286,998
Accounts and drafts payable                                                      441,393           445,811
Short-term borrowings                                                                 27               188
Subordinated convertible debentures                                                3,700             3,700
Liabilities related to discontinued operations                                       446             1,848
Other liabilities                                                                  8,575             4,872
                                                                                --------         ---------
         Total liabilities                                                       732,063           743,417
                                                                                --------         ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                           --                 --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized and 6,336,593
   shares issued at March 31, 2006 and
   December 31, 2005, respectively                                                 3,168             3,168
Additional paid-in capital                                                        18,033            18,486
Retained earnings                                                                 74,260            71,346
Common shares in treasury, at cost (771,130 shares at
   March 31, 2006 and 836,457 shares at December 31, 2005)                       (16,318)          (17,313)
Accumulated other comprehensive income                                              (308)             (406)
                                                                                --------         ---------
         Total shareholders' equity                                               78,835            75,281
                                                                                --------         ---------
           Total liabilities and shareholders' equity                         $  810,898        $  818,698
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

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                                                    Three Months Ended
                                                                                        March 31
                                                                                ---------------------------
                                                                                    2006              2005
Fee Revenue and Other Income:
Information services payment and processing revenue                             $  9,688        $    8,592
Bank service fees                                                                    577               358
Gains on sales of investment securities                                               --               547
Other                                                                                201               184
                                                                                --------         ---------
       Total fee revenue and other income                                         10,466             9,681
                                                                                --------         ---------

Interest Income:
Interest and fees on loans                                                         8,782             7,426
Interest and dividends on debt and equity securities:
     Taxable                                                                         266               173
     Exempt from federal income taxes                                                636               393
Interest on federal funds sold and
   other short-term investments                                                    1,272               526
                                                                                --------         ---------
       Total interest income                                                      10,956             8,518
                                                                                --------         ---------

Interest Expense:
Interest on deposits                                                               1,264               942
Interest on short-term borrowings                                                      2                 1
Interest on subordinated convertible debentures                                       49                49
                                                                                --------         ---------
       Total interest expense                                                      1,315               992
                                                                                --------         ---------
         Net interest income                                                       9,641             7,526
Provision for loan losses                                                            150               200
                                                                                --------         ---------
         Net interest income after provision for loan losses                       9,491             7,326
                                                                                --------         ---------

Operating Expense:
Salaries and employee benefits                                                    10,270             9,195
Occupancy                                                                            455               436
Equipment                                                                            653               714
Amortization of intangible assets                                                     43                43
Other operating                                                                    2,448             2,199
                                                                                --------         ---------
       Total operating expense                                                    13,869            12,587
                                                                                --------         ---------
         Income before income tax expense and discontinued operations              6,088             4,420
Income tax expense                                                                 2,136             1,469
                                                                                --------         ---------
         Net income from continuing operations                                     3,952             2,951
                                                                                --------         ---------
Income (loss) from discontinued operations
   before income tax expense                                                          --              (275)
Income tax expense (benefit)                                                          --               (91)
                                                                                --------         ---------
Net income (loss) from discontinued operations                                        --              (184)

Net Income                                                                    $    3,952        $    2,767
                                                                                ========         =========
Basic Earnings Per Share:
       From continuing operations                                             $      .71        $      .53
       From discontinued operations                                                   --              (.03)
       Basic earnings per share                                                      .71               .50
Diluted Earnings Per Share:
       From continuing operations                                             $      .70        $      .52
       From discontinued operations                                                   --              (.03)
       Diluted earnings per share                                                    .70               .49

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                   Three Months Ended
                                                                                         March 31
                                                                                ---------------------------
                                                                                    2006              2005
Cash Flows From Operating Activities:
Net income from continuing operations                                         $    3,952        $    2,951
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                                 471               574
       Gains on sales of investment securities                                        --              (547)
       Provision for loan losses                                                     150               200
       Amortization of stock bonus awards                                             48                29
       Tax benefit from exercise of stock options and bonuses                         --                43
       Deferred income tax benefit                                                (1,031)             (260)
       Increase in income tax liability                                            3,551             1,095
       Increase in pension liability                                                 375               335
       Other operating activities, net                                              (996)               99
Operating activities of discontinued operations                                   (1,327)             (220)
                                                                                --------         ---------
       Net cash provided by operating activities                                   5,193             4,299
                                                                                --------         ----------

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale                                  --            12,950
Proceeds from maturities of securities available-for-sale                         21,510            19,000
Purchase of securities available-for-sale                                        (21,290)          (19,004)
Net decrease (increase) in loans                                                   2,040            (8,980)
Increase in payments in excess of funding                                           (909)           (1,430)
Purchases of premises and equipment, net                                            (605)             (256)
                                                                                --------         ---------
         Net cash provided by investing activities                                   746             2,280
                                                                                --------         ---------

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits                   (13,387)              862
Net (decrease) increase in interest-bearing demand and savings deposits           (4,337)              391
Net increase in time deposits                                                      8,648            15,355
Net (decrease) increase in accounts and drafts payable                            (4,418)            2,037
Net (decrease) increase in short-term borrowings                                    (161)               38
Cash proceeds from exercise of stock options                                         322                98
Tax benefit from exercise of stock options and bonuses                                24                --
Cash dividends paid                                                                 (890)             (772)
Purchase of common shares for treasury                                                --              (586)
                                                                                --------         ---------
         Net cash (used in) provided by financing activities                     (14,199)           17,423
                                                                                --------         ---------
Net (decrease) increase in cash and cash equivalents                              (8,260)           24,002
Cash and cash equivalents at beginning of period                                 149,692            87,543
                                                                                --------         ---------
Cash and cash equivalents at end of period                                    $  141,432        $  111,545
                                                                                ========         =========

Supplemental information:
         Cash paid for interest                                               $    1,154        $      897
         Cash (received) paid for income taxes                                      (406)              275

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company's bank subsidiary sold the assets of Government e-Management Solutions, Inc. ("GEMS"), its wholly owned subsidiary, on December 30, 2005. The assets, liabilities and results of operations of GEMS have been presented in the accompanying consolidated financial statements as discontinued operations. The Company issued a 50% stock dividend on September 15, 2005 and the share and per share information have been restated for all periods presented in the accompanying consolidated financial statements. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s ("the Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended March 31, 2006 and December 31, 2005 are as follows:

                                            March 31, 2006                      December 31, 2005
------------------------------------------------------------------------------------------------------------
                                   Gross Carrying      Accumulated       Gross Carrying       Accumulated
(In Thousands)                         Amount         Amortization           Amount          Amortization
------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
   Software                                 862             (273)                862                (230)
------------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                               4,625             (227)*             4,625                (227)*
   Minimum pension liability                303               --                 303                  --
------------------------------------------------------------------------------------------------------------
       Total unamortized intangibles      4,928             (227)              4,928                (227)
------------------------------------------------------------------------------------------------------------
Total intangible assets               $   5,790        $    (500)          $   5,790           $    (457)
------------------------------------------------------------------------------------------------------------
*Amortization through December 31, 2001 prior to adoption of SFAS 142.

Software is amortized over 4-5 years. The minimum pension liability was recorded in accordance with SFAS 87, "Employers' Accounting for Pensions", which requires the Company to record an additional minimum pension liability by the amount of which the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amount previously recorded and offset this liability by an intangible asset to the extent of previously unrecognized prior service costs. The liability and corresponding intangible asset are adjusted annually.

Amortization of intangible assets amounted to $43,000 for the three month periods ended March 31, 2006 and 2005. Estimated amortization of intangibles over the next five years is as follows: $172,000 in 2006, 2007 and 2008, $115,000 in 2009 and $0 in 2010.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at March 31, 2006 was $418,000.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended March 31, 2006 and 2005 are as follows:

                                                                                  Three Months Ended
                                                                                      March 31
                                                                             ---------------------------
(Dollars in thousands, except per share data)                                 2006                2005
--------------------------------------------------------------------------------------------------------------
     Basic
         Net income from continuing operations                           $     3,952         $     2,951
         Net income (loss) from discontinued operations                           --                (184)
--------------------------------------------------------------------------------------------------------------
         Net income                                                      $     3,952         $     2,767
--------------------------------------------------------------------------------------------------------------
         Weighted average common shares outstanding                        5,548,913           5,511,822
--------------------------------------------------------------------------------------------------------------

         Basic earnings per share from continuing operations             $      0.71         $     0.53
         Basic earnings per share from discontinued operations                    --              (0.03)
--------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                        $      0.71         $     0.50
--------------------------------------------------------------------------------------------------------------

     Diluted
         Net income from continuing operations                           $     3,952         $     2,951
--------------------------------------------------------------------------------------------------------------
         Net income effect of 5.33% convertible debentures                        27                  27
--------------------------------------------------------------------------------------------------------------
         Net income, assuming dilution, from continuing operations             3,979               2,978
         Net income (loss) from discontinued operations                           --                (184)
--------------------------------------------------------------------------------------------------------------
         Net income                                                      $     3,979         $     2,794
--------------------------------------------------------------------------------------------------------------

         Weighted-average common shares outstanding                        5,548,913           5,511,822
         Effect of dilutive stock options and awards                          35,900              68,584
         Effect of 5.33% convertible debentures                              115,145             115,145
--------------------------------------------------------------------------------------------------------------
         Weighted-average common shares outstanding assuming dilution      5,699,958           5,695,551
--------------------------------------------------------------------------------------------------------------

         Diluted earnings per share from continuing operations           $      0.70         $     0.52
         Diluted earnings per share from discontinued operations                  --              (0.03)
--------------------------------------------------------------------------------------------------------------
         Diluted earnings per share                                      $      0.70         $     0.49
--------------------------------------------------------------------------------------------------------------

Share and per share data for 2005 in the schedule above have been restated for the 50% stock dividend issued on September 15, 2005.

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 150,000 shares of the Company's Common Stock. The Company did not repurchase any shares during the three months ended March 31, 2006 and repurchased 15,000 shares during the comparable period in 2005. As of March 31, 2006, 48,098 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the three-month periods ended March 31, 2006 and 2005, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2006 and 2005 is summarized as follows:

                                                                                Three Months Ended
                                                                                     March 31
                                                                            --------------------------
         (In Thousands)                                                       2006               2005
         ---------------------------------------------------------------------------------------------

         Net income from continuing operations                              $3,952             $2,951

         Other comprehensive income:
              Net unrealized gain (loss) on debt and equity
                securities available-for-sale, net of tax                       98               (144)
              Less: reclassification adjustment for realized gains on
                sales of debt and equity securities, available-for-sale,
                included in net income, net of tax                              --               (361)
         ---------------------------------------------------------------------------------------------
              Total other comprehensive income (loss)                           98               (505)
              Total comprehensive income from continuing operations         $4,050             $2,446
         ----------------------------------------------------------------------------------------------

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

The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value. Information for prior periods has been restated to reflect changes in the composition of the Company's segments.

All revenue originates from and all long-lived assets are located within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

Summarized information about the Company's operations in each industry segment for the three-month periods ended March 31, 2006 and 2005, is as follows:

                                                                                     Corporate,
                                               Information          Banking         Eliminations
(In Thousands)                                  Services           Services           and Other         Total
--------------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 2006
   Total Revenues:
     Revenue from customers                 $    15,826          $    4,131         $      --       $   19,957
     Intersegment revenue                           354                 405              (759)              --
   Net income from continuing operations          2,761               1,191                --            3,952
   Total assets                                 505,962             317,864           (12,928)         810,898
   Goodwill                                       4,262                 136                --            4,398
   Other intangible assets, net                     892                  --                --              892
   Assets related to discontinued operations         --                  --               326              326
Quarter Ended March 31, 2005
   Total Revenues:
     Revenue from customers                 $    13,488          $    3,519         $      --       $   17,007
     Intersegment revenue                            26                 351              (377)              --
   Net income from continuing operations          1,958                 993                --            2,951
   Total assets                                 412,231             328,913            (4,674)         736,470
   Goodwill                                       4,263                 156                --            4,419
   Other intangible assets, net                     761                  --               353            1,114
   Assets related to discontinued operations         --                  --             4,739            4,739
--------------------------------------------------------------------------------------------------------------

Note 8 - Loans by Type

(In Thousands)                                                  March 31, 2006       December 31, 2005
--------------------------------------------------------------------------------------------------------------
Commercial and industrial                                       $   147,506           $   146,892
Real estate:
   Mortgage                                                         154,834               164,590
   Mortgage - Churches & related                                    185,657               183,964
   Construction                                                      15,529                13,052
   Construction - Churches & related                                 16,490                15,118
Industrial revenue bonds                                              5,631                 4,514
Installment                                                              --                   107
Other                                                                 1,398                 1,069
----------------------------------------------------------------------------------------------------------------
Total loans                                                     $   527,045           $   529,306
----------------------------------------------------------------------------------------------------------------

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2006, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2006 the balance of unused loan commitments, standby and commercial letters of credit were $24,541,000, $6,671,000 and $2,714,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments, time deposits and convertible subordinated debentures at March 31, 2006:

                                                               Amount of Commitment Expiration per Period
                                                            ---------------------------------------------
                                                                     Less than       1-3        3-5      Over 5
(Dollars in thousands at March 31, 2006)                  Total       1 Year        Years      Years      Years
-------------------------------------------------------------------------------------------------------------------
Operating lease commitments                          $   4,456     $      574      $1,254     $  771    $  1,857
Capital lease commitments                                    4              4         --         --           --
Time deposits*                                          75,701         66,903       4,108      4,690          --
Convertible subordinated debentures*                     3,700             --         --         --        3,700
-------------------------------------------------------------------------------------------------------------------
     Total                                           $  83,861     $   67,481      $5,362     $5,461    $  5,557
-------------------------------------------------------------------------------------------------------------------
* Includes principal payments only.

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 10 - Stock-Based Compensation

The Company maintains stock-based incentive plans, which permit the awards of restricted shares of common stock and the granting of options to acquire up to 693,000 shares of stock. Restricted shares are amortized to expense over the three-year vesting period. Options currently vest and expire over a period not to exceed seven years. The plans authorize the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. The Company issues shares out of Treasury stock for restricted shares and option exercises.

Prior to fiscal 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations, in accounting for stock options granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, prior to fiscal year 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R") "Share based Payment." This statement supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended March 31, 2006, the only options exercised were incentive stock options, which did not generate any excess tax benefits for the Company. As of March 31, 2006, the total unrecognized compensation expense related to non-vested stock options was $197,000 and the related weighted average period over which it is expected to be recognized is approximately 5.7 years. As of March 31, 2006, the total unrecognized compensation expense related to non-vested stock awards was $310,000 and the related weighted average period over which it is expected to be recognized is approximately 1.6 years.

The required disclosure provisions of SFAS 123 are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 16,819 options granted in the First Quarter of 2006 and 8,828 options granted in the First Quarter of 2005. The following table represents the effect on basic and diluted earnings per share for the period ended March 31, 2005:

                                                                                     Three Months Ended
                                                                                          March 31
         (In thousands, except per share data (1))                                          2005
-------------------------------------------------------------------------------------------------------------------
         Net income from continuing operations:
           As reported                                                                  $   2,951
           Add: Stock-based compensation expense included in reported
              net income, net of tax                                                           19
                Less: Stock-based compensation expense determined under the
              fair value based method for all awards, net of tax                              (24)
-------------------------------------------------------------------------------------------------------------------
         Pro forma net income from continuing operations                                $   2,946
         Net income effect of subordinated convertible debentures                              27
-------------------------------------------------------------------------------------------------------------------
              Proforma net income from continuing operations assuming dilution          $   2,973
-------------------------------------------------------------------------------------------------------------------
         Net income from continuing operations per common share: (1)
           Basic, as reported                                                           $     .53
           Basic, proforma                                                                    .53
           Diluted, as reported                                                               .52
           Diluted, proforma                                                                  .52
-------------------------------------------------------------------------------------------------------------------
(1)      Per share data has been restated for the 50% stock dividend issued on September 15, 2005.

Disclosures for the three months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS No. 123R's fair-value method during this period.

Following are the assumptions used to estimate the fair value of option grants during the three-month periods ended March 31, 2006 and 2005:

                                                                           Three Months Ended
                                                                                March 31
         -------------------------------------------------------------------------------------------------
                                                                        2006                 2005
           Risk-free interest rate                                      4.37%                3.97%
           Expected life                                                7 yrs               7 yrs.
           Expected volatility                                          5.00%               15.00%
           Expected dividend yield                                      1.88%                2.32%
         -------------------------------------------------------------------------------------------------

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield for the period equal to the expected life of the options at the time of the grant. The expected life was derived using the historical exercise activity. The Company uses historical volatility for a period equal to the expected life of the options using average monthly closing market prices of the Company's stock. The expected dividend yield is determined based on the Company's current rate of annual dividends.

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company's common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of the current market value.

A summary of the Company's stock option program for the three-month period ended March 31, 2006 is shown below.

                                                        Weighted          Average                  Aggregate
                                                         Average         Remaining                 Intrinsic
                                                        Exercise        Contractual                  Value
                                          Shares          Price         Term Years                  ($000)
                                       -------------------------------------------------------------------------

Outstanding at January 1, 2006             139,901     $  16.01
Granted                                     16,819        34.10
Exercised                                  (89,817)       14.58
Forfeited or expired                           --            --
                                           -------     --------
Outstanding at March 31, 2006               66,903        22.55             4.81                     $ 814
                                         =======================================================================
Exercisable at March 31, 2006                5,270     $  14.61             1.51                     $ 106
                                         =======================================================================

The total intrinsic value of options exercised was $1,623,000 and $67,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

A summary of the activity of the non-vested shares during the three-month period ended March 31, 2006 is shown below.

                                                      Weighted
                                                       Average
                                                     Grant Date
                                          Shares     Fair Value
------------------------------------------------------------------
Nonvested at January 1, 2006              112,031     $  2.73

Granted                                    16,819     $  4.88

Vested                                    (67,217)    $  2.52

Forfeited                                       -           -
------------------------------------------------------------------
Nonvested at March 31, 2006                61,633     $  3.55
==================================================================

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

The following table represents the components of the net periodic pension costs for 2005 and an estimate for 2006:

                                                                      Estimated            Actual
              (In Thousands)                                            2006                2005
              -----------------------------------------------------------------------------------
              Service cost - benefits earned during the year          $ 1,357            $  1,292
              Interest cost on projected benefit obligation             1,513               1,384
              Expected return on plan assets                           (1,584)             (1,312)
              Net amortization                                            199                 109
              -----------------------------------------------------------------------------------
              Net periodic pension cost                               $ 1,485            $  1,473
              -----------------------------------------------------------------------------------

Pension costs recorded to expense were $338,000 and $312,000 for the First Quarter of 2006 and 2005, respectively. The Company has not made any contribution to the plan during the three-month period ended March 31, 2006, but is expecting to contribute approximately $1,495,000 in 2006.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2005 and an estimate for 2006:

                                                                      Estimated            Actual
              (In Thousands)                                            2006                2005
              -----------------------------------------------------------------------------------
              Service cost - benefits earned during the year          $    --            $    (34)
              Interest cost on projected benefit obligation               162                 161
              Net amortization                                            134                  64
              -----------------------------------------------------------------------------------
              Net periodic pension cost                               $   296            $    191
              -----------------------------------------------------------------------------------

Pension costs recorded to expense were $48,000 and $30,000 for the First Quarter of 2006 and 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts and Greenville, South Carolina. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank ("the Bank"), its St. Louis, Missouri-based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

On December 30, 2005, the Company's bank subsidiary sold the operating assets of its wholly-owned subsidiary, GEMS, to N. Harris Computer Corporation for $7,000,000 resulting in a pre-tax gain of $1,336,000. The assets, liabilities and operating results of GEMS have been reclassified as discontinued operations for all periods. GEMS developed and sold proprietary financial, human resource and revenue management software to government entities. GEMS was acquired on January 2, 2001 when the Company's bank subsidiary foreclosed on the operating assets of a software company in order to protect its financial interests.

Currently, management views Cass' major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company's lead in applied technology, which, when combined with the security and processing controls of the Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue in 2006. The general level of interest rates, particularly short-term interest rates, began to increase in 2004 and continued through the first three months of 2006. If rates continue to rise, the positive impact on net interest income and net earnings will continue. Management intends to continue to refine its risk management practices, monitor and manage the quality of the loan portfolio and maintain a strong financial and liquidity position.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2006 ("First Quarter of 2006") compared to the three-month period ended March 31, 2005 ("First Quarter of 2005"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2005 Annual Report on Form 10-K. Results of operations for the First Quarter of 2006 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                                       Three Months Ended
                                                                            March 31
                                                             --------------------------------------
                                                                                               %
     (Dollars in thousands, except per share data)            2006            2005          Change
     ----------------------------------------------------------------------------------------------
     Net income                                             $ 3,952        $  2,767          42.8%
     Net income from continuing operations                  $ 3,952        $  2,951          33.9%
     Diluted earnings per share                             $   .70        $    .49          42.9%
     Diluted earnings per share from continuing operations  $   .70        $    .52          34.6%
     Return on average assets                                  1.97%           1.52%           --
     Return on average equity                                 21.03%          16.16%           --
     ----------------------------------------------------------------------------------------------

Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the First Quarter of 2006 and First Quarter of 2005 were as follows:

                                                                       Three Months Ended
                                                                            March 31
                                                            ---------------------------------------
                                                                                               %
         (In Thousands)                                       2006            2005          Change
         ------------------------------------------------------------------------------------------
         Freight Core Invoice Transaction Volume*            5,994             5,155          16.3%
         Freight Invoice Dollar Volume                  $3,450,076        $2,568,090          34.3%
         Utility Transaction Volume                          1,503             1,403           7.1%
         Utility Transaction Dollar Volume              $1,374,215        $1,029,235          33.5%
         Payment and Processing Fees                    $    9,688        $    8,592          12.8%
         ------------------------------------------------------------------------------------------

         *  Core invoices exclude parcel shipments.

Freight transaction volume for the First Quarter of 2006 increased mainly due to increased activity with existing accounts and a growing customer base. Total dollar volume processed by this division also increased during this period due to the increased activity and larger average freight charges. The increase in transaction and dollar volume from utility transactions increased primarily due to new customers as the growth of this division continues. These increases in transaction volume, combined with the expansion of the customer base in the telecom division, drove the 12.8% increase in processing fees.

Bank service fees increased $219,000 or 61%. This increase was due primarily to a penalty charged for the early withdrawal of a certificate of deposit by one large bank customer. There were no gains from the sale of securities in the First Quarter of 2006 compared to a net gain of $547,000 during the First Quarter of 2005. Other income increased $17,000 in the First Quarter of 2006.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the First Quarter of 2006 and First Quarter of 2005:

                                                                       Three Months Ended
                                                                            March 31
                                                             --------------------------------------
                                                                                               %
         (Dollars In Thousands)                               2006            2005          Change
         ------------------------------------------------------------------------------------------
         Average earning assets                           $743,472         $664,590          11.9%
         Net interest income*                               10,015            7,755          29.1%
         Net interest margin*                                 5.46%            4.73%           --
         Yield on earning assets*                             6.18%            5.34%           --
         Rate on interest bearing liabilities                 3.03%            2.09%           --
         *Presented on a tax-equivalent basis assuming a tax rate of 35% in 2006 and 34% in 2005.

The increase in net interest income was primarily due to a significant increase in earning assets and an increase in yields on earning assets that exceeded the counteracting effect of increases in rates paid on deposit accounts. The increase in earning assets was funded by an increase in accounts and drafts payable due to the increase in dollar volume processed that exceeded a decrease in bank deposits. This decrease was caused mainly by management's decision to reduce the balances of higher-cost funding. Yields on earning assets and rates paid on deposit accounts both increased as the general level of interest rates increased. However, as the balances of earning assets greatly exceed the balances of interest-bearing deposits, the net effect on net interest margin was positive.

Total average loans increased $27,017,000 or 5% to $529,138,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable. Total average investment in debt and equity securities increased $24,879,000 or 36% to $94,793,000 as the Company invested a portion of the increase in payables. Total average federal funds sold and other short-term investments increased $26,986,000 or 29% to $119,541,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables that follow.

The Company is positively affected by increases in the level of interest rates due to the fact that its rate-sensitive assets significantly exceed its rate-sensitive liabilities. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. Changes in interest rates will affect some earning assets such as federal funds sold and floating rate loans immediately and some earning assets, such as fixed rate loans and municipal bonds, over time.

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

                                            First Quarter 2006                      First Quarter 2005
                                    -----------------------------------    -----------------------------------
                                                   Interest                               Interest
                                     Average       Income/     Yield/        Average      Income/      Yield/
(Dollars in thousands)               Balance       Expense       Rate        Balance      Expense        Rate
---------------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                     $ 524,121     $   8,725      6.75%     $  497,194    $   7,375        6.02%
       Tax-exempt (4)                  5,017            89      7.19           4,927           78        6.42
Debt and equity securities (5):
       Taxable                        28,649           266      3.77          28,569          172        2.44
       Tax-exempt (4)                 66,144           978      6.00          41,345          596        5.85
Federal funds sold and other
        short-term investments       119,541         1,272      4.32          92,555          526        2.30
---------------------------------------------------------------------------------------------------------------------
Total earning assets                 743,472        11,330      6.18         664,590        8,747        5.34
Nonearning assets:
   Cash and due from banks            28,947                                  24,051
   Premises and equipment, net        12,049                                  11,336
   Bank owned life insurance          11,587                                  11,128
   Goodwill and other intangibles,
     net                               5,318                                   5,598
   Other assets                       20,530                                  22,428
   Assets related to discontinued
     operations                           --                                   5,963
Allowance for loan losses             (6,255)                                 (6,067)
---------------------------------------------------------------------------------------------------------------------
Total assets                       $ 815,648                                $739,027
---------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                      $  83,112     $     471      2.30%     $   84,055    $     331        1.60%
   Savings deposits                   19,845           103      2.10          23,711           84        1.44
   Time deposits of
     $100 or more                     37,144           382      4.17          48,556          324        2.71
   Other time deposits                31,996           308      3.90          32,203          203        2.56
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      172,097         1,264      2.98         188,525          942        2.03

   Short-term borrowings                 164             2      4.95             220            1        1.84
   Subordinated Debentures             3,700            49      5.37           3,700           49        5.37
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                       175,961         1,315      3.03         192,445          992        2.09
Noninterest-bearing liabilities:
   Demand deposits                   100,932                                  97,349
   Accounts and drafts payable       455,834                                 370,652
   Other liabilities                   5,461                                   7,438
   Liabilities related to
     discontinued operations           1,258                                   1,701
---------------------------------------------------------------------------------------------------------------------
Total liabilities                    739,446                                 669,585
Shareholders' equity                  76,202                                  69,442
Total liabilities and
   shareholders' equity            $ 815,648                              $  739,027
---------------------------------------------------------------------------------------------------------------------
Net interest income                              $  10,015                              $   7,755
Net interest margin                                             5.46%                                    4.73%
Interest spread                                                 3.15%                                    3.25%
---------------------------------------------------------------------------------------------------------------------

1.   Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2005 Consolidated Financial Statements, filed with the Company's 2005 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $72,000 and $36,000 for the First Quarter of 2006 and 2005, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2006 and 34% in 2005. The tax-equivalent adjustment was approximately $374,000 and $229,000 for the First Quarter of 2006 and 2005, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

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

                                                                                             First Quarter
                                                                                            2006 Over 2005
                                                                                  -------------------------------
(In Thousands)                                                                         Volume     Rate     Total
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                                                          $   414   $   936   $1,350
     Tax-exempt (3)                                                                         1        10       11
   Debt and equity securities:
     Taxable                                                                               --        94       94
     Tax-exempt (3)                                                                       366        16      382
   Federal funds sold and other
     short-term investments                                                               187       559      746
-----------------------------------------------------------------------------------------------------------------
Total interest income                                                                     968     1,615    2,583
-----------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                                        (4)      144      140
   Savings deposits                                                                       (15)       34       19
   Time deposits of $100 or more                                                          (89)      147       58
   Other time deposits                                                                     (1)      106      105
   Short-term borrowings                                                                   --         1        1
   Subordinated debentures                                                            $    --        --       --
                                                                                      --------------------------
Total interest expense                                                                $  (109) $    432  $   323
-----------------------------------------------------------------------------------------------------------------
Net interest income                                                                   $ 1,077  $  1,183  $ 2,260
=================================================================================================================

1. Average balances include nonaccrual loans.
2. Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2006 and 34% in 2005.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $150,000 and $200,000 provision made for loan losses during the First Quarter of 2006 and the First Quarter of 2005, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There was $221,000 of net loan charge-offs in the First Quarter of 2006 and $431,000 in the First Quarter 2005. Of the net amount charged off in 2006, $224,000 was related to one commercial borrower that ceased operations.

The allowance for loan losses at March 31, 2006 was $6,213,000 and at December 31, 2005 was $6,284,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2006 was 1.18% compared to 1.19% at December 31, 2005. Nonperforming loans were $1,385,000 or .26% of total loans at March 31, 2006 compared to $1,464,000 or .28% of total loans at December 31, 2005.

At March 31, 2006, nonperforming loans, which are also considered impaired, consisted of $1,385,000 in non-accrual loans as shown in the following table. This total consists of five loans that relate to businesses that are for sale or are in process of liquidation. Nonperforming loans at December 31, 2005 consisted of $983,000 in non-accrual loans and $481,000 in loans that were still accruing interest although past due for over 90 days and relate to these same five borrowers. Total nonperforming loans increased $716,000 from March 31, 2005 to March 31, 2006. This increase was primarily due to the addition of three of the loans discussed above that totaled $1,161,000 and offset by charge-offs of $224,000 plus reductions in principal balances of other nonperforming loans.

In addition to the nonperforming loans discussed above, at March 31, 2006, approximately $6,874,000 of loans not included in the table below were identified by management as having potential credit problems. They may also be classified for regulatory purposes. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $3,445,000 related to one borrower that was renegotiated several years ago and although current under the new terms of the contract, management believes, due to the financial condition of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement. The remaining loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. A charge or credit is made to expense to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific valuation allowances on commercial, real estate, and construction loans based on individual review of these loans and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation. The Company assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on derived loss experience over prescribed periods. In addition to the amounts derived from the loan grades, a portion is added to the general reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the balance in the account. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Asset Quality
The following table presents information as of and for the three-month periods ended March 31, 2006 and 2005 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                    ----------------------------
(Dollars in Thousands)                                                                  2006               2005
----------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                                                   $    6,284        $    6,037

Provision charged to expense                                                              150               200

Loans charged off                                                                        (224)             (448)
Recoveries on loans previously charged off                                                  3                17
----------------------------------------------------------------------------------------------------------------
Net loan (charge-offs)                                                                   (221)             (431)

Allowance at end of period                                                         $    6,213        $    5,806
----------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                                       $  529,138        $  502,121
     March 31                                                                         527,045           508,997
Ratio of allowance for loan losses to loans outstanding:
     Average                                                                            1.17%              1.16%
     March 31                                                                           1.18%              1.14%
Nonperforming loans:
     Nonaccrual loans                                                              $    1,385        $      669
     Loans past due 90 days or more                                                        --                --
     Renegotiated loans                                                                    --                --
----------------------------------------------------------------------------------------------------------------
     Total non performing loans                                                    $    1,385        $      669
     Foreclosed assets                                                             $       --        $       --
----------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                                        .26%               .13%
----------------------------------------------------------------------------------------------------------------

The Bank had no properties carried as other real estate owned as of March 31, 2006 and 2005 and December 31, 2005.

Operating Expense from Continuing Operations

Total operating expense for the First Quarter of 2006 increased $1,282,000 or 10% to $13,869,000 compared to the First Quarter of 2005 due primarily to expenses related to the 14% growth in processing activity.

Salaries and benefits expense increased $1,075,000 or 12% to $10,270,000 in the First Quarter of 2006 compared with the First Quarter of 2005 primarily due to additional headcount to service new transaction business and an increase in bonuses related to the earnings increase over the comparable period last year.

Occupancy expense for the First Quarter of 2006 increased $19,000 or 4% to $455,000 from the First Quarter of 2005 primarily due to an increase in rent expense for the relocation of three bank locations.

Equipment expense for the First Quarter of 2006 decreased $61,000 or 9% compared to the First Quarter of 2005 mainly due to the amortization of internally developed software that was fully amortized in the Fourth Quarter of 2005.

Amortization of intangible assets was $43,000 for the First Quarters of 2006 and 2005.

Other operating expense for the First Quarter of 2006 increased $249,000, or 11% compared to the First Quarter of 2005. The increase for the quarter was due to increases in postage and telecom expenses related to the additional processing volume. Promotional expense and other taxes also increased.

Income tax expense for the First Quarter of 2006 increased $667,000 or 45% compared to the First Quarter of 2005. The effective tax rate for the First Quarter of 2006 was 35.1% compared with 33.2% in the First Quarter of 2005. The increase in the effective tax rate was due to an increase in the Company's federal statutory tax rate in 2006 to 35% vs. 34% in 2005 and the lower relative effect of tax-exempt investment income to total income.

Financial Condition

Total assets at March 31, 2006 decreased $7,800,000 or less than 1.0% from December 31, 2005. The most significant changes in asset balances during this period was a decrease of $10,798,000 or 9% in federal funds sold and other short-term investments. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and draft payable balances.

Total liabilities were $732,063,000, a decrease of $11,354,000 or 2% from December 31, 2005. Total deposits at March 31, 2006 were $277,922,000, a decrease of $9,076,000 or 3%. Accounts and drafts payable were $441,393,000, a decrease of $4,418,000 or less than 1%. Total shareholders' equity at March 31, 2006 was $78,835,000, a $3,554,000 or 5% increase from December 31, 2005.

The decrease in deposits in the First Quarter of 2006 mainly reflects a seasonal reduction of demand deposits by customers due to typical cash flow requirements such as payments for taxes and bonuses. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" section of this report).

The increase in total shareholders' equity resulted from net income of $3,952,000, cash received on the exercise of stock options of $322,000, $24,000 tax benefit on stock and option awards, $48,000 from the amortization of stock bonus awards, offset by dividends paid of $890,000 ($.16 per share), and an increase in other comprehensive income of $98,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $141,432,000 at March 31, 2006, a decrease of $8,260,000 or 6% from December 31, 2005. At March 31, 2006 these assets represented 17% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $94,841,000 at March 31, 2006, a decrease of $18,000 from December 31, 2005. These assets represented 12% of total assets at March 31, 2006. Of this total, 70% were state and political subdivision securities, 25% were U.S. Treasury securities, 4% were U.S. government agencies and 1% was other securities. Of the total portfolio, 26% mature in one year, 21% mature in one to five years, and 53% mature in five or more years. During the First Quarter of 2006 the Company did not sell any securities.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $67,437,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $5,193,000 for the First Quarter of 2006 compared with $4,299,000 for the First Quarter of 2005. This increase is attributable to the increase in net income from continuing operations of $1,001,000, the increase in net income taxes deferred and payable of $1,685,000, the absence of a gain on sales of investment securities in 2006 compared to $547,000 in 2005, offset by a decrease of $1,107,000 in operating activities related to discontinued operations and the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2006.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at March 31, 2006 and December 31, 2005:

March 31, 2006 (In Thousands)                                                              Amount         Ratio
-------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                                   $83,832         13.48%
         Cass Commercial Bank                                                              42,837         15.01
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                                   $73,919         11.88%
         Cass Commercial Bank                                                              38,562         13.52
Tier I capital (to average assets)
         Cass Information Systems, Inc.                                                   $73,919          9.12%
         Cass Commercial Bank                                                              38,562         11.72
-------------------------------------------------------------------------------------------------------------------

December 31, 2005 (In Thousands)                                                           Amount         Ratio
-------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                                   $80,066         12.80%
         Cass Commercial Bank                                                              42,597         14.64
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                                   $70,082         11.21%
         Cass Commercial Bank                                                              38,251         13.15
Tier I capital (to average assets)
         Cass Information Systems, Inc.                                                   $70,082          8.52%
         Cass Commercial Bank                                                              38,251         11.16
-------------------------------------------------------------------------------------------------------------------

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

Impact of New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and adds a footnote to APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and supersedes EITF Abstracts, Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." This Company applied this guidance effective January 1, 2006 and there was no material impact on its consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods on services. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which as employee is required to provide service in exchange for the award (usually the vesting period). This Statement was adopted by the Company on January 1, 2006. The implementation of SFAS No. 123R did not have a material effect on the Company's financial condition or results of operations. See Note 10 to the financial statements.

In May 2005, the FASB issue SFAS No. 154 "Accounting Changes and Error Corrections" as a replacement of APB Opinion No. 20 and FASB Statement No 3. This Statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement was adopted by the Company on January 1, 2006 and there was no material impact on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2006 has changed materially from that at December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006 and based on their evaluation, believe that, as of March 31, 2006, these procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the first quarter of 2006 in the Company's internal control over financial reporting identified by the Chief Executive and Principal Financial Officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to its businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial conditions of the Company or its subsidiaries.

ITEM 1A. RISK FACTORS
         The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the "Risk Factors"). The Risk Factors are hereby incorporated in Part II, Item 1A of this form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company's stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

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



                                 CASS INFORMATION SYSTEMS, INC.

DATE:    May 5, 2006             By          /s/ Lawrence A. Collett
                                     ------------------------------------------
                                               Lawrence A. Collett
                                      Chairman and Chief Executive Officer



DATE:    May 5, 2006             By          /s/ Eric H. Brunngraber
                                     ------------------------------------------
                                               Eric H. Brunngraber
                                            Vice President-Secretary
                                   (Principal Financial and Accounting Officer)