Form 10-Q
period 2006-06-30
CASS INFORMATION SYSTEMS INC
filed 2006-08-08
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

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

                                -----------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one) Large Accelerated Filer |_| Accelerated Filer |X|
            Non-Accelerated Filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of registrant's only class of stock as of August 8, 2006: Common stock, par value $.50 per share - 5,551,957 shares outstanding.

                                TABLE OF CONTENTS

PART I - Financial Information

      Item 1. FINANCIAL STATEMENTS

              Consolidated Balance Sheets
                June 30, 2006 (unaudited) and December 31, 2005                3

              Consolidated Statements of Income
                Three and six months ended June 30, 2006 and 2005 (unaudited)  4

              Consolidated Statements of Cash Flows
                Six months ended June 30, 2006 and 2005 (unaudited)            5

              Notes to Consolidated Financial Statements (unaudited)           6

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                      13

      Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      24

      Item 4. CONTROLS AND PROCEDURES                                         24

PART II - Other Information - Items 1. - 6.                                   26

      SIGNATURES                                                              27

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors which may cause future performance to vary from expected performance summarized in the forward-looking statements, including those set forth in this paragraph and in the "Risk Factors" section of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: the failure to successfully execute our corporate plan, the loss of key personnel or inability to attract additional qualified personnel, the loss of key customers, increased competition, the inability to remain current with rapid technological change, risks related to acquisitions, risks associated with business cycles and fluctuations in interest rates, utility and system interruptions or processing errors, rules and regulations governing financial institutions and changes in such rules and regulations, credit risk related to borrowers' ability to repay loans, concentration of loans to certain segments such as commercial enterprises, churches and borrowers in the St. Louis area which creates risks associated with adverse factors that may affect these groups and volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                              June 30     December 31
                                                               2006           2005
                                                             ------------------------
Assets
Cash and due from banks                                      $  26,347     $  29,561
Federal funds sold and other short-term investments            127,956       120,131
                                                             ---------     ---------
     Cash and cash equivalents                                 154,303       149,692
                                                             ---------     ---------
Securities available-for-sale, at fair value                    89,790        94,859

Loans                                                          531,494       529,306
     Less: Allowance for loan losses                             6,312         6,284
                                                             ---------     ---------
         Loans, net                                            525,182       523,022
                                                             ---------     ---------
Premises and equipment, net                                     12,835        11,987
Investment in bank owned life insurance                         11,776        11,545
Payments in excess of funding                                   10,664         7,665
Goodwill                                                         4,398         4,398
Assets related to discontinued operations                          400           400
Other intangible assets, net                                       849           935
Other assets                                                    16,525        14,195
                                                             ---------     ---------
           Total assets                                      $ 826,722     $ 818,698
                                                             =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                     $  96,888     $ 116,396
     Interest-bearing                                          179,362       170,602
                                                             ---------     ---------
         Total deposits                                        276,250       286,998
Accounts and drafts payable                                    457,762       445,811
Short-term borrowings                                              206           188
Subordinated convertible debentures                              3,700         3,700
Liabilities related to discontinued operations                     184         1,848
Other liabilities                                                8,528         4,872
                                                             ---------     ---------
         Total liabilities                                     746,630       743,417
                                                             ---------     ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                           --            --
Common stock, par value $.50 per share;
   20,000,000 shares authorized and 6,336,593
   shares issued at June 30, 2006 and
   December 31, 2005                                             3,168         3,168
Additional paid-in capital                                      17,693        18,326
Retained earnings                                               77,215        71,506
Common shares in treasury, at cost (786,730 shares at
   June 30, 2006 and 836,457 shares at December 31, 2005)      (17,092)      (17,313)
Accumulated other comprehensive loss                              (892)         (406)
                                                             ---------     ---------
         Total shareholders' equity                             80,092        75,281
                                                             ---------     ---------
           Total liabilities and shareholders' equity        $ 826,722     $ 818,698
                                                             =========     =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                           Three Months Ended        Six Months Ended
                                                                June 30                   June 30
                                                         ---------------------     ---------------------
                                                           2006         2005         2006         2005
--------------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue      $  9,806     $  8,737     $ 19,494     $ 17,329
Bank service fees                                             348          387          925          745
Gains on sales of investment securities                        --           --           --          547
Other                                                         200          159          401          343
                                                         --------     --------     --------     --------
       Total fee revenue and other income                  10,354        9,283       20,820       18,964
                                                         --------     --------     --------     --------

Interest Income:
Interest and fees on loans                                  9,056        7,936       17,838       15,362
Interest and dividends on debt and equity securities:
       Taxable                                                272          202          538          375
       Exempt from federal income taxes                       638          329        1,274          722
Interest on federal funds sold and
   other short-term investments                             1,408          722        2,680        1,248
                                                         --------     --------     --------     --------
       Total interest income                               11,374        9,189       22,330       17,707
                                                         --------     --------     --------     --------

Interest Expense:
Interest on deposits                                        1,464        1,166        2,728        2,108
Interest on short-term borrowings                               1            1            3            2
Interest on subordinated convertible debentures                49           49           98           98
                                                         --------     --------     --------     --------
       Total interest expense                               1,514        1,216        2,829        2,208
                                                         --------     --------     --------     --------
         Net interest income                                9,860        7,973       19,501       15,499
Provision for loan losses                                     150          200          300          400
                                                         --------     --------     --------     --------
         Net interest income after provision for loan
           losses                                           9,710        7,773       19,201       15,099
                                                         --------     --------     --------     --------

Operating Expense:
Salaries and employee benefits                             10,267        9,485       20,537       18,680
Occupancy                                                     485          508          940          944
Equipment                                                     743          716        1,396        1,430
Amortization of intangible assets                              43           43           86           86
Other operating expense                                     2,746        2,287        5,194        4,486
                                                         --------     --------     --------     --------
       Total operating expense                             14,284       13,039       28,153       25,626
                                                         --------     --------     --------     --------
         Income before taxes and discontinued
           operations                                       5,780        4,017       11,868        8,437
Income tax expense                                          2,056        1,407        4,192        2,876
                                                         --------     --------     --------     --------
         Net income from continuing operations              3,724        2,610        7,676        5,561
                                                         --------     --------     --------     --------
Loss from discontinued operations
   before income tax expense                                 (325)         (39)        (325)        (314)
Income tax benefit                                           (136)         (13)        (136)        (104)
                                                         --------     --------     --------     --------
Net loss from discontinued operations                        (189)         (26)        (189)        (210)

Net Income                                               $  3,535     $  2,584     $  7,487     $  5,351
                                                         ========     ========     ========     ========
Basic Earnings Per Share:
       From continuing operations                        $    .67     $    .48     $   1.38     $   1.01
       From discontinued operations                          (.03)        (.01)        (.03)        (.04)
       Basic earnings per share                               .64          .47         1.35          .97
Diluted Earnings Per Share:
       From continuing operations                        $    .65     $    .47     $   1.35     $    .99
       From discontinued operations                          (.03)        (.01)        (.03)        (.04)
       Diluted earnings per share                             .62          .46         1.32          .95

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                               Six Months Ended
                                                                                   June 30
                                                                           -----------------------
                                                                              2006          2005
Cash Flows From Operating Activities:
Net income from continuing operations                                      $   7,676     $   5,561
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                             913         1,102
       Gains on sales of investment securities                                    --          (547)
       Provision for loan losses                                                 300           400
       Amortization of stock bonus awards                                        104            63
       Tax benefit from exercise of stock options and bonuses                     --            44
       Deferred income tax benefit                                            (1,031)         (187)
       Increase (decrease) in income tax liability                             1,225          (987)
       Increase in pension liability                                             828           774
       Other operating activities, net                                           369           876
Operating activities of discontinued operations                               (1,853)         (327)
                                                                           ---------     ---------
       Net cash provided by operating activities                               8,531         6,772
                                                                           ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale                              --        12,952
Proceeds from maturities of securities available-for-sale                     45,510        38,000
Purchase of securities available-for-sale                                    (41,059)      (37,865)
Net increase in loans                                                         (2,460)      (14,063)
Increase in payments in excess of funding                                     (2,999)       (1,888)
Purchases of premises and equipment, net                                      (1,840)         (919)
Investing activities of discontinued operations                                   --           (17)
                                                                           ---------     ---------
        Net cash used in investing activities                                 (2,848)       (3,800)
                                                                           ---------     ---------

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits               (19,507)        3,116
Net (decrease) increase in interest-bearing demand and savings deposits      (16,946)        7,115
Net increase in time deposits                                                 25,706         9,469
Net increase in accounts and drafts payable                                   11,951        35,248
Net increase in short-term borrowings                                             18            66
Cash proceeds from exercise of stock options                                     322           134
Tax benefit from exercise of stock options and bonuses                            32            --
Cash dividends paid                                                           (1,778)       (1,545)
Purchase of common shares for treasury                                          (870)         (586)
                                                                           ---------     ---------
        Net cash (used in) provided by financing activities                   (1,072)       53,017
                                                                           ---------     ---------
Net increase in cash and cash equivalents                                      4,611        55,989
Cash and cash equivalents at beginning of period                             149,692        87,543
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                 $ 154,303     $ 143,532
                                                                           =========     =========

Supplemental information:
        Cash paid for interest                                             $   2,425     $   2,036
        Cash paid for income taxes                                             1,889         3,804

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company's bank subsidiary sold the assets of Government e-Management Solutions, Inc. ("GEMS"), its wholly owned subsidiary, on December 30, 2005. The assets, liabilities and results of operations of GEMS have been presented in the accompanying consolidated financial statements as discontinued operations. The Company issued a 50% stock dividend on September 15, 2005 and the share and per share information have been restated for all periods presented in the accompanying consolidated financial statements. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s ("the Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended June 30, 2006 and December 31, 2005 are as follows:

                                             June 30, 2006                      December 31, 2005
---------------------------------------------------------------------------------------------------------
                                   Gross Carrying      Accumulated       Gross Carrying       Accumulated
(In Thousands)                         Amount         Amortization           Amount          Amortization
---------------------------------------------------------------------------------------------------------
Amortized intangible assets:
   Software                          $      862        $    (316)          $     862          $     (230)
---------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                               4,625             (227)*             4,625                (227)*
   Minimum pension liability                303               --                 303                  --
---------------------------------------------------------------------------------------------------------
       Total unamortized intangibles      4,928             (227)              4,928                (227)
---------------------------------------------------------------------------------------------------------
Total intangible assets               $   5,790        $    (543)          $   5,790           $    (457)
---------------------------------------------------------------------------------------------------------

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

Amortization of intangible assets amounted to $86,000 for the six-month periods ended June 30, 2006 and 2005. Estimated amortization of intangibles over the next five years is as follows: $172,000 in 2006, 2007 and 2008, $115,000 in 2009 and $0 in 2010.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at June 30, 2006 was $384,000.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended June 30, 2006 and 2005 are as follows:

                                                         Three Months Ended               Six Months Ended
                                                               June 30                         June 30
                                                     ---------------------------     ---------------------------
(Dollars in Thousands except Per Share data)             2006            2005            2006            2005
----------------------------------------------------------------------------------------------------------------
Basic
     Net income from continuing operations           $     3,724     $     2,610     $     7,676     $     5,561
     Net loss from discontinued operations                  (189)            (26)           (189)           (210)
----------------------------------------------------------------------------------------------------------------
     Net income                                      $     3,535     $     2,584     $     7,487     $     5,351
----------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding        5,538,608       5,506,302       5,543,703       5,509,047
----------------------------------------------------------------------------------------------------------------
     Basic earnings per share from continuing
       operations                                    $       .67     $       .48     $      1.38     $      1.01
     Basic earnings per share from discontinued
       operations                                           (.03)           (.01)           (.03)           (.04)
----------------------------------------------------------------------------------------------------------------
     Basic earnings per share                        $       .64     $       .47     $      1.35     $       .97
----------------------------------------------------------------------------------------------------------------
Diluted
     Net income from continuing operations           $     3,724     $     2,610     $     7,676     $     5,561
     Net income effect of 5.33% convertible
         debentures                                           27              27              54              54
----------------------------------------------------------------------------------------------------------------
     Net income from continuing operations                 3,751           2,637           7,730           5,615
     Net loss from discontinued operations                  (189)            (26)           (189)           (210)
----------------------------------------------------------------------------------------------------------------
     Net income                                      $     3,562     $     2,611     $     7,541     $     5,405
----------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding        5,538,608       5,506,302       5,543,703       5,509,047
     Effect of dilutive stock options and awards          47,654          75,214          41,777          71,899
     Effect of 5.33% convertible debentures              115,145         115,145         115,145         115,145
----------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding
       assuming dilution                               5,701,407       5,696,661       5,700,625       5,696,091
----------------------------------------------------------------------------------------------------------------
     Diluted earnings per share from continuing
       operations                                    $       .65     $       .47     $      1.35     $       .99
     Diluted earnings per share from discontinued
       operations                                           (.03)           (.01)           (.03)           (.04)
----------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                      $       .62     $       .46     $      1.32     $       .95
----------------------------------------------------------------------------------------------------------------

Share and per share data for 2005 in the schedule above have been restated for the 50% stock dividend issued on September 15, 2005.

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 250,000 shares of the Company's Common Stock. The Company repurchased 20,000 shares during the six months ended June 30, 2006 and repurchased 15,000 shares during the comparable period in 2005. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

The following table sets forth information about the Company's purchases of its $.50 par value Common Stock, its only class of stock registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended.

                                                                           Total Number of             Maximum
                                                                          Shares Purchased           Number that
                              Total Number             Average           As part of Publicly         May Yet Be
                                of Shares             Price Paid              Announced            Purchased Under
Period                          Purchased             per Share                Program               the Program
------------------------------------------------------------------------------------------------------------------
                                                                                                       148,098
April 1-30, 2006                 20,000                 $43.50                  20,000                 128,098
May 1-31, 2006                       --                     --                      --                 128,098
June 1-30, 2006                      --                     --                      --                 128,098
------------------------------------------------------------------------------------------------------------------
         Total                   20,000                 $43.50                  20,000                 128,098
------------------------------------------------------------------------------------------------------------------

Note 6 - Comprehensive Income

For the six-month periods ended June 30, 2006 and 2005, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and six month periods ended June 30, 2006 and 2005 is summarized as follows:

                                                        Three Months Ended     Six Months Ended
                                                             June 30                June 30
                                                       -------------------    -------------------
(In Thousands)                                           2006        2005       2006        2005
-------------------------------------------------------------------------------------------------
Net income from continuing operations                  $ 3,724     $ 2,610    $ 7,676     $ 5,561

Other comprehensive income:
     Net unrealized (loss) gain on securities
       available-for-sale, net of tax                     (584)        185       (486)         41
     Less: reclassification adjustment for realized
       gains on sales of securities,
         available-for-sale, included in net income,
           net of tax                                       --         --          --        (361)
-------------------------------------------------------------------------------------------------
     Total other comprehensive (loss) income              (584)        185       (486)       (320)
-------------------------------------------------------------------------------------------------
     Total comprehensive income from continuing
       operations                                      $ 3,140     $ 2,795    $ 7,190     $ 5,241
-------------------------------------------------------------------------------------------------

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

Summarized information about the Company's operations in each industry segment for the three and six month periods ended June 30, 2006 and 2005, is as follows:

                                                                           Corporate,
                                                Information    Banking    Eliminations
(In Thousands)                                    Services     Services     and Other      Total
---------------------------------------------------------------------------------------------------
Quarter Ended June 30, 2006
   Total Revenues:
     Revenue from customers                      $   16,051   $    4,013   $       --    $   20,064
     Intersegment revenue                               481          358         (839)           --
   Net income from continuing operations              2,669        1,055           --         3,724
   Total assets                                     509,191      315,683        1,848       826,722
   Goodwill                                           4,262          136           --         4,398
   Other intangible assets, net                         849           --           --           849
   Assets related to discontinued operations             --           --          400           400
Quarter Ended June 30, 2005
   Total Revenues:
     Revenue from customers                      $   13,486   $    3,570   $       --    $   17,056
     Intersegment revenue                                14          429         (443)           --
   Net income from continuing operations              1,564        1,046           --         2,610
   Total assets                                     437,570      338,698       (6,711)      769,557
   Goodwill                                           4,262          168           --         4,430
   Other intangible assets, net                         718           --          353         1,071
   Assets related to discontinued operations             --           --        5,203         5,203
---------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2006
   Total Revenues:
     Revenue from customers                      $   31,876   $    8,145   $       --    $   40,021
     Intersegment revenue                               887          712       (1,599)           --
   Net income from continuing operations              5,430        2,246           --         7,676
   Total assets                                     509,191      315,683        1,848       826,722
   Goodwill                                           4,262          136           --         4,398
   Other intangible assets, net                         849           --           --           849
   Assets related to discontinued operations             --           --          400           400
Six Months Ended June 30, 2005
   Total Revenues:
     Revenue from customers                      $   26,974   $    7,089   $       --    $   34,063
     Intersegment revenue                                40          780         (820)           --
   Net income from continuing operations              3,522        2,039           --         5,561
   Total assets                                     437,570      338,698       (6,711)      769,557
   Goodwill                                           4,262          168           --         4,430
   Other intangible assets, net                         718           --          353         1,071
   Assets related to discontinued operations             --           --        5,203         5,203
---------------------------------------------------------------------------------------------------

Note 8 - Loans by Type

(In Thousands)                                June 30, 2006   December 31, 2005
--------------------------------------------------------------------------------
Commercial and industrial                        $150,798         $146,892
Real estate:
   Mortgage                                       148,042          164,590
   Mortgage - Churches & related                  196,165          183,964
   Construction                                    16,071           13,052
   Construction - Churches & related               13,600           15,118
Industrial revenue bonds                            5,381            4,514
Installment                                            --              107
Other                                               1,437            1,069
--------------------------------------------------------------------------------
Total loans                                      $531,494         $529,306
--------------------------------------------------------------------------------

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2006, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2006 the balance of unused loan commitments, standby and commercial letters of credit were $14,890,000, $6,911,000 and $2,789,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments, time deposits and convertible subordinated debentures at June 30, 2006:

                                                Amount of Commitment Expiration per Period
                                                ------------------------------------------
                                                   Less than       1-3         3-5       Over 5
(Dollars in Thousands)                    Total      1 Year       Years       Years       Years
------------------------------------------------------------------------------------------------
Operating lease commitments             $  4,322    $    596    $  1,193    $    774    $  1,759
Capital lease commitments                      2           2          --          --          --
Time deposits*                            92,759      81,403       6,788       4,568          --
Convertible subordinated debentures*       3,700          --          --          --       3,700
------------------------------------------------------------------------------------------------
     Total                              $100,783    $ 82,001    $  7,981    $  5,342    $  5,459
------------------------------------------------------------------------------------------------

* Includes principal payments only

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

Prior to fiscal 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for stock options granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, prior to fiscal year 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R") "Share-based Payment." This statement supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six months ended June 30, 2006, the only options exercised were incentive stock options which did not generate any excess tax benefits for the Company. As of June 30, 2006, the total unrecognized compensation expense related to non-vested stock options was $182,000 and the related weighted-average period over which it is expected to be recognized is approximately 5.3 years. As of June 30, 2006, the total unrecognized compensation expense related to non-vested stock awards was $467,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

The disclosures required by SFAS No. 123R are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 16,819 and 8,828 options granted in the first six months of 2006 and 2005, respectively. The following table represents the effect on basic and diluted earnings per share for the periods ended June 30, 2005 assuming SFAS 123R had been adopted:

                                                                Three Months Ended          Six Months Ended
                                                                      June 30                    June 30
(In Thousands except Per Share Data (1))                                2005                       2005
------------------------------------------------------------------------------------------------------------
Net income from continuing operations
    As reported                                                       $ 2,610                     $ 5,561
    Add: Stock-based compensation expense included
      in reported net income, net of tax                                   23                          41
    Less: Stock-based compensation expense
      determined under the fair-value-based method
      for all awards, net of tax                                          (28)                        (52)
------------------------------------------------------------------------------------------------------------
Pro forma net income from continuing operations                       $ 2,605                     $ 5,550
Net income effect of subordinated convertible debentures                   27                          54
------------------------------------------------------------------------------------------------------------
Pro forma net income from continuing operations assuming
   dilution                                                           $ 2,632                     $ 5,604
------------------------------------------------------------------------------------------------------------
   Net income from continuing operations per common share:
    Basic, as reported                                                $   .48                     $  1.01
    Basic, pro forma                                                      .48                        1.01
    Diluted , as reported                                                 .47                         .99
    Diluted, pro forma                                                    .47                         .99
------------------------------------------------------------------------------------------------------------

(1) Per share data has been restated for the 50% stock dividend issued on September 15, 2005.

Following are the assumptions used to estimate the fair value of option grants during the three and six month periods ended June 30, 2006 and 2005:

                                   Three Months Ended         Six Months Ended
                                        June 30                   June 30
--------------------------------------------------------------------------------
                                   2006         2005        2006          2005
Risk-free interest rate              --           --        4.37%          3.97%
Expected life                        --           --       7 yrs.         7 yrs.
Expected volatility                  --           --        5.00%         15.00%
Expected dividend yield              --           --        1.88%          2.32%
--------------------------------------------------------------------------------

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

A summary of the Company's stock option activity for the six-month period ended June 30, 2006 is shown below.

                                                        Weighted-         Average         Aggregate
                                                         Average         Remaining        Intrinsic
                                                        Exercise        Contractual         Value
                                          Shares          Price         Term Years         ($000)
                                         ----------------------------------------------------------
Outstanding at December 31, 2005          139,901      $  16.01
Granted                                    16,819         34.10
Exercised                                 (89,817)        14.58
Forfeited or expired                           --            --
                                         --------      --------
Outstanding at June 30, 2006               66,903         22.55             4.56          $  1,851
                                         ==========================================================
Exercisable at June 30, 2006                5,270      $  14.61             1.26          $    188
                                         ==========================================================

The total intrinsic value of options exercised during the six-month period ended June 30, 2006 was $1,623,000. The total intrinsic value of options exercised during the three and six-month periods ended June 30, 2005 was $46,000 and $113,000, respectively. In July, 2006, 3,250 options were exercised.

A summary of the activity of the non-vested shares during the six-month period ended June 30, 2006 is shown below.

                                                                     Weighted-
                                                                      Average
                                                                     Grant Date
                                                    Shares           Fair Value
--------------------------------------------------------------------------------
Nonvested at December 31, 2005                     112,031           $   2.73
Granted                                             16,819               4.88
Vested                                             (67,217)              2.52
Forfeited                                               --                 --
--------------------------------------------------------------------------------
Nonvested at June 30, 2006                          61,633           $   3.55
--------------------------------------------------------------------------------

The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2006 was $4.88.

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

The following table represents the components of the net periodic pension costs for 2005 and an estimate for 2006:

                                                         Estimated       Actual
(In Thousands)                                              2006          2005
--------------------------------------------------------------------------------
Service cost - benefits earned during the year            $ 1,357       $ 1,292
Interest cost on projected benefit obligation               1,513         1,384
Expected return on plan assets                             (1,584)       (1,312)
Net amortization                                              199           109
--------------------------------------------------------------------------------
Net periodic pension cost                                 $ 1,485       $ 1,473
--------------------------------------------------------------------------------

Pension costs recorded to expense were $415,000 and $381,000 for the three-month periods ended June 30, 2006 and 2005 ("Second Quarter of 2006 and 2005", respectively). Pension costs recorded to expense were $753,000 and $693,000 for the first six-month periods ending June 30, 2006 and 2005 ("First Half of 2006 and 2005", respectively). The Company has not made any contribution to the plan during the six-month period ended June 30, 2006, but is expecting to contribute approximately $1,495,000 in 2006.

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

                                                             Estimated    Actual
(In Thousands)                                                 2006        2005
--------------------------------------------------------------------------------
Service cost - benefits earned during the year                $  --       $ (34)
Interest cost on projected benefit obligation                   162         161
Net amortization                                                134          64
--------------------------------------------------------------------------------
Net periodic pension cost                                     $ 296       $ 191
--------------------------------------------------------------------------------

Pension costs recorded to expense were $47,000 and $65,000 for the Second Quarter of 2006 and 2005, respectively and were $95,000 and $95,000 for the First Half of 2006 and 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts and Greenville, South Carolina. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then stores the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank ("the Bank"), its St. Louis, Missouri-based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

On July 7, 2006 the Company acquired 100% of the stock of Ntransit, Inc., a company whose service provides auditing and expense management of parcel shipments. While this acquisition does not meet the Regulation S-X criteria of a significant business combination, it positions the Company to expand its offerings in the specialized service and expertise in parcel shipping, which is a unique segment of the transportation industry that has experienced tremendous growth in recent years.

Currently, management views Cass' major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company's lead in applied technology, which, when combined with the security and processing controls of the Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue in 2006. The general level of interest rates, particularly short-term interest rates, began to increase in 2004 and continued through the first six months of 2006. If rates continue to rise, the positive impact on net interest income and net earnings will continue. Conversely, if rates decline there will be a negative impact. Management intends to continue to refine its risk management practices, monitor and manage the quality of the loan portfolio and maintain a strong financial and liquidity position.

Critical Accounting Policies

The Company has prepared the consolidated financial information in this report in accordance with U.S. GAAP. In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management's estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on our business operations are discussed in the "Provision and Allowance for Loan Losses" section of this report.

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

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns such as the realization of deferred tax assets, changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. A change in the assessment of the outcomes of such matters could materially impact its consolidated financial statements.

Stock-Based Compensation Plans. The Company adopted SFAS No. 123(R) "Share-Based Payment," on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Refer also to Note 10 "Stock-Based Compensation."

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the Second Quarter of 2006 compared to the Second Quarter of 2005 and the First Half of 2006 compared to the First Half of

2005. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2005 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2006 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                    Three Months Ended                  Six Months Ended
                                                          June 30                           June 30
                                                ----------------------------     -----------------------------
(Dollars in Thousands except Per                                        %                                 %
Share Data)                                      2006       2005      Change      2006        2005      Change
----------------------------------------------------------------------------     -----------------------------
Net income                                      $3,535     $2,584      36.8%     $7,487      $5,351      39.9%
Net income from continuing operations           $3,724     $2,610      42.7%     $7,676      $5,561      38.0%
Diluted earnings per share                      $  .62     $  .46      34.8%     $ 1.32      $  .95      38.9%
Diluted earnings per share from
   continuing operations                        $  .65     $  .47      38.3%     $ 1.35      $  .99      36.4%
Return on average assets                          1.75%      1.37%       --        1.86%       1.44%       --
Return on average equity                         18.22%     14.65%       --       19.62%      15.39%       --
--------------------------------------------------------------------------------------------------------------

Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility processing and payment fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the three and six-month periods ended June 30, 2006 and 2005 were as follows:

                                                       Three Months Ended                      Six Months Ended
                                                            June 30                                June 30
                                            -----------------------------------    ----------------------------------
                                                                           %                                     %
(In Thousands)                                  2006          2005       Change        2006          2005      Change
-------------------------------------------------------------------------------    ----------------------------------
Freight Core Invoice Transaction Volume*          6,163         5,518     11.7%         12,157        10,673    13.9%
Freight Invoice Dollar Volume               $ 3,624,224   $ 2,869,289     26.3%    $ 7,074,300   $ 5,437,379    30.1%
Utility Transaction Volume                        1,593         1,401     13.7%          3,096         2,804    10.4%
Utility Transaction Dollar Volume           $ 1,275,735   $   989,180     29.0%    $ 2,649,950   $ 2,018,415    31.3%
Payment and Processing Fees                 $     9,806   $     8,737     12.2%    $    19,494   $    17,329    12.5%
---------------------------------------------------------------------------------------------------------------------

*Core invoices exclude parcel shipments.

Second Quarter of 2006 compared to Second Quarter of 2005:

Freight transaction volume for the Second Quarter of 2006 increased mainly due to increased activity with existing accounts and a growing customer base. Total dollar volume processed by this division also increased during this period due to the increased activity and larger average freight charges. The increase in transaction and dollar volume from utility transactions increased primarily due to new customers as the growth of this division continues. These increases in transaction volume, combined with the expansion of the customer base in the telecom division, drove the 12% increase in processing fees.

Bank service fees decreased $40,000 or 10%. This decrease was due primarily to the fact that service fees decrease as the credit allowance for non-interest bearing deposits increases with the general level of interest rates. There were no gains from the sale of securities in the Second Quarter of 2006 and the Second Quarter of 2005. Other income increased $41,000 in the Second Quarter of 2006.

First Half of 2006 compared to First Half of 2005:

Freight and Utility transaction volume and dollar volume increased for the First Half of 2006 compared to 2005 due to the same factors discussed above for the Second Quarter.

Bank service fees increased $180,000 or 24%. This increase was due primarily to a penalty charged for the early withdrawal of a certificate of deposit by one large bank customer during the First Quarter of 2006. There were no gains from the sale of securities in the First Half of 2006 compared to a net gain of $547,000 during the First Half of 2005. Other income increased $58,000 in the First Half of 2006.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three and six month periods ended June 30, 2006 and 2005:

                                                    Three Months Ended                        Six Months Ended
                                                         June 30                                  June 30
                                        ---------------------------------------    ---------------------------------------
                                                                           %                                           %
(Dollars in Thousands)                      2006            2005         Change       2006             2005         Change
-------------------------------------------------------------------------------    ---------------------------------------
Average earnings assets                 $   737,204     $   680,850        8.3%    $   740,320     $   672,765       10.0%
Net interest income*                         10,235           8,185       25.0%         20,251          15,940       27.0%
Net interest margin*                           5.57%           4.82%        --            5.52%           4.78%        --
Yield on earning assets*                       6.39%           5.54%        --            6.29%           5.44%        --
Rate on interest bearing liabilities           3.42%           2.43%        --            3.23%           2.26%        --
--------------------------------------------------------------------------------------------------------------------------

*Presented on a tax-equivalent basis assuming a tax rate of 35% .

Second Quarter of 2006 compared to Second Quarter of 2005:

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

Total average loans increased $13,322,000 or 3% to $527,842,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable. Total average investment in debt and equity securities increased $27,898,000 or 30% to $91,557,000 as the Company invested a portion of the increase in payables. Total average federal funds sold and other short-term investments increased $15,134,000 or 15% to $117,805,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables that follow.

First Half of 2006 compared to First Half of 2005:

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

Total average loans increased $20,131,000 or 4% to $528,486,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable. Total average investment in debt and equity securities increased $26,397,000 or 40% to $93,166,000 as the Company invested a portion of the increase in payables. Total average federal funds sold and other short-term investments increased $21,027,000 or 22% to $118,668,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables that follow.

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

                                            Second Quarter 2006                     Second Quarter 2005
                                   ----------------------------------     -----------------------------------
                                                  Interest                               Interest
                                     Average       Income/     Yield/        Average      Income/      Yield/
(Dollars in Thousands)               Balance       Expense      Rate         Balance      Expense       Rate
-------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                     $ 522,277      $  8,996      6.91%     $  509,637    $   7,884        6.20%
       Tax-exempt (4)                  5,565            91      6.56           4,883           80        6.57
Debt and equity securities (5):
       Taxable                        25,336           272      4.31          28,749          203        2.83
       Tax-exempt (4)                 66,221           983      5.95          34,910          512        5.88
   Federal funds sold and other
     short-term investments          117,805         1,407      4.79         102,671          722        2.82
-------------------------------------------------------------------------------------------------------------
Total earning assets                 737,204        11,749      6.39         680,850        9,401        5.54
Nonearning assets:
   Cash and due from banks            27,790                                  26,922
   Premises and equipment, net        12,574                                  11,221
   Bank owned life insurance          11,700                                  11,239
   Goodwill and other intangibles      5,275                                   5,553
   Other assets                       22,181                                  21,331
   Assets related to discontinued
     operations                          365                                   6,608
   Allowance for loan losses          (6,227)                                 (5,860)
-------------------------------------------------------------------------------------------------------------
Total assets                       $ 810,862                              $  757,864
-------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                        $68,091     $     382      2.25%     $   85,141    $     385        1.81%
   Savings deposits                   21,076           117      2.23          24,468          101        1.66
   Time deposits of
     $100 or more                     53,683           634      4.74          46,259          360        3.12
   Other time deposits                30,849           331      4.30          41,412          320        3.10
-------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      173,699         1,464      3.38         197,280        1,166        2.37
   Short-term borrowings                 137             1      2.93             143            1        2.80
   Subordinated debentures             3,700            49      5.31           3,700           49        5.31
-------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                       177,536         1,514      3.42         201,123        1,216        2.43
Noninterest-bearing liabilities:
   Demand deposits                    97,863                                  98,729
   Accounts and drafts payable       448,731                                 378,199
   Other liabilities                   8,564                                   6,922
   Liabilities related to
    discontinued operations              349                                   2,118
-------------------------------------------------------------------------------------------------------------

Total liabilities                    733,043                                 687,091
Shareholders' equity                  77,819                                  70,773
Total liabilities and
   shareholders' equity             $810,862                              $  757,864
-------------------------------------------------------------------------------------------------------------
Net interest income                              $  10,235                         $    8,185
Interest spread                                                 2.97%                                    3.11%
Net interest margin                                             5.57                                     4.82
-------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.

2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2005 Consolidated Financial Statements, filed with the Company's 2005 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $37,000 and $32,000 for the Second Quarter of 2006 and 2005, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $375,000 and $212,000 for the Second Quarter of 2006 and 2005, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                      First Half of 2006                      First Half of 2005
                                            ---------------------------------------    ----------------------------------
                                                           Interest                                Interest
                                             Average       Income/           Yield/     Average     Income/        Yield/
(Dollars in Thousands)                       Balance       Expense            Rate      Balance     Expense         Rate
-------------------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                              $523,194       $ 17,721           6.83%    $503,450     $ 15,259         6.11%
       Tax-exempt (4)                          5,292            180           6.86        4,905          158         6.50

Debt and equity securities (5):
       Taxable                                26,983            537           4.01       28,659          375         2.64
       Tax-exempt (4)                         66,183          1,961           5.98       38,110        1,108         5.86
   Federal funds sold and other
     short-term investments                  118,668          2,680           4.55       97,641        1,248         2.58
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                         740,320         23,079           6.29      672,765       18,148         5.44

Nonearning assets:
   Cash and due from banks                    28,342                                     25,496
   Premises and equipment, net                12,313                                     11,291
   Bank owned life insurance                  11,644                                     11,184
   Goodwill and other intangibles              5,296                                      5,588
   Other assets                               21,395                                     21,932
   Assets related to discontinued                150                                      6,205
     operations
   Allowance for loan losses                  (6,241)                                    (5,963)
-------------------------------------------------------------------------------------------------------------------------
Total assets                                $813,219                                   $748,498
-------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand deposits         $ 75,560       $    853           2.28%    $ 84,601     $    716         1.71%
   Savings deposits                           20,464            219           2.16       24,091          185         1.55
   Time deposits of
     $100 or more                             45,459          1,016           4.51       47,415          684         2.91
   Other time deposits                        31,419            639           4.10       36,819          523         2.86
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              172,902          2,727           3.18      192,926        2,108         2.20
   Short-term borrowings                         151              3           4.01          182            2         2.22
   Subordinated debentures                     3,700             98           5.34        3,700           98         5.34
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                               176,753          2,828           3.23      196,808        2,208         2.26
Noninterest-bearing liabilities:
   Demand deposits                            99,389                                     98,043
   Accounts and drafts payable               452,240                                    374,447
   Other liabilities                           7,020                                      7,199
   Liabilities related to discontinued
     operations                                  876                                      1,890
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                            736,278                                    678,387
Shareholders' equity                          76,941                                     70,111
Total liabilities and
   shareholders' equity                     $813,219                                   $748,498
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                        $ 20,251                                 $ 15,940
Interest spread                                                               3.06%                                  3.18%
Net interest margin                                                           5.52                                   4.78
-------------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2005 Consolidated Financial Statements, filed with the Company's 2005 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $109,000 and $68,000 for the First Half of 2006 and 2005, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $749,000 and $441,000 for the First Half of 2006 and 2005, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                         Second Quarter
                                                         2006 Over 2005
                                                 ------------------------------
(In Thousands)                                    Volume       Rate      Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                     $   200     $   912    $ 1,112
     Tax-exempt (3)                                   11          --         11

   Debt and equity securities:
     Taxable                                         (26)         95         69
     Tax-exempt (3)                                  465           6        471
   Federal funds sold and other
     short-term investments                          119         566        685
-------------------------------------------------------------------------------
Total interest income                                769       1,579      2,348
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                  (85)         83         (2)
   Savings deposits                                  (15)         31         16
   Time deposits of $100 or more                      65         209        274
   Other time deposits                               (94)        105         11
   Short-term borrowings                              --          --         --
   Subordinated debentures                            --          --         --
Total interest expense                              (129)        428        299
-------------------------------------------------------------------------------
Net interest income                              $   898     $ 1,151    $ 2,049
-------------------------------------------------------------------------------

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

                                                            First Half
                                                          2006 Over 2005
                                                  ------------------------------
(In Thousands)                                     Volume       Rate      Total
--------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                      $   616     $ 1,846    $ 2,462
     Tax-exempt (3)                                    13           9         22
   Debt and equity securities:
     Taxable                                          (23)        185        162
     Tax-exempt (3)                                   831          22        853
   Federal funds sold and other
     short-term investments                           314       1,118      1,432
--------------------------------------------------------------------------------
Total interest income                               1,751       3,180      4,931
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                   (83)        220        137
   Savings deposits                                   (31)         65         34
   Time deposits of $100 or more                      (29)        361        332
   Other time deposits                                (85)        201        116
   Short-term borrowings                               --           1          1
   Subordinated debentures                             --          --         --
                                                  ------------------------------
Total interest expense                               (228)        848        620
--------------------------------------------------------------------------------
Net interest income                               $ 1,979     $ 2,332    $ 4,311
--------------------------------------------------------------------------------

4.    Average balances include nonaccrual loans.
5.    Interest income includes net loan fees.
6. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

An important determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $150,000 and $200,000 provision made for loan losses during the Second Quarter of 2006 and the Second Quarter of 2005, respectively. There was a $300,000 and $400,000 provision made for loan losses during the First Half of 2006 and the First Half of 2005, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There was $51,000 of net loan charge-offs in the Second Quarter of 2006 and $3,000 of recoveries in the Second Quarter 2005. There was $272,000 of net loan charge-offs in the First Half of 2006 and $428,000 in the First Half 2005.

The allowance for loan losses at June 30, 2006 was $6,312,000 and at December 31, 2005 was $6,284,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2006 was 1.19%, the same as at December 31, 2005. Nonperforming loans were $1,582,000 or .30% of total loans at June 30, 2006 compared to $1,464,000 or .28% of total loans at December 31, 2005.

At June 30, 2006, nonperforming loans, which are also considered impaired, consisted of $1,582,000 in non-accrual loans as shown in the following table. This total consists of three loans that relate to businesses that are for sale or are in process of liquidation. Nonperforming loans at December 31, 2005 consisted of $983,000 in non-accrual loans and $481,000 in loans that were still accruing interest although past due for over 90 days. Total nonperforming loans increased $924,000 from June 30, 2005 to June 30, 2006. This increase was primarily due to the addition of one loan for $1,152,000 to an imaging company in which the Company previously had an equity investment that was written off in December, 2005.

In addition to the nonperforming loans discussed above, at June 30, 2006, approximately $5,700,000 of loans not included in the table below were identified by management as having potential credit problems. They may also be classified for regulatory purposes. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $3,565,000 related to one borrower that was renegotiated several years ago and although current under the new terms of the contract, management believes, due to the financial condition of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement. The remaining loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

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

Summary of Asset Quality

                                                              Three Months Ended            Six Months Ended
                                                                   June 30                      June 30
                                                            -----------------------      -----------------------
(Dollars in Thousands)                                         2006          2005           2006          2005
----------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                            $   6,213     $   5,806      $   6,284     $   6,037

Provision charged to expense                                      150           200            300           400
     Loans charged off                                             54            --            278           448
     Recoveries on loans previously charged off                     3             3              6            20
----------------------------------------------------------------------------------------------------------------
Net loans charged-off (recovered)                                  51            (3)           272           428

Allowance at end of period                                  $   6,312     $   6,009      $   6,312     $   6,009
----------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 527,842     $ 514,520      $ 528,486     $ 508,355
     June 30                                                  531,494       514,083        531,494       514,083
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.20%         1.17%          1.19%         1.18%
     June 30                                                     1.19          1.17           1.19%         1.17
Nonperforming loans:
     Nonaccrual loans                                       $   1,582     $     658      $   1,582     $     658
     Loans past due 90 days or more                                --            --             --            --

     Renegotiated loans                                            --            --             --            --
----------------------------------------------------------------------------------------------------------------
     Total non performing loans                             $   1,582     $     658      $   1,582     $     658
     Foreclosed assets                                             --            --             --            --
----------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                .30%          .13%           .30%          .13%
----------------------------------------------------------------------------------------------------------------

The Bank had no properties carried as other real estate owned as of June 30, 2006 and 2005 and December 31, 2005.

Operating Expense from Continuing Operations

Total operating expense for the Second Quarter of 2006 increased $1,245,000 or 10% to $14,284,000 compared to the Second Quarter of 2005 due primarily to expenses related to the 12% growth in processing activity. Total operating expense for the First Half of 2006 increased $2,527,000 or 10% to $28,153,000 compared to the First Half of 2005 due primarily to expenses related to the 12% growth in processing activity.

Salaries and benefits expense for the Second Quarter of 2006 increased $782,000 or 8% to $10,267,000 compared to the Second Quarter of 2005 and increased $1,857,000 or 10% to $20,537,000 for the First Half of 2006 compared to the First Half of 2005 primarily due to additional headcount to service new transaction business and an increase in bonuses related to the earnings increase over the comparable period last year.

Occupancy expense for the Second Quarter of 2006 decreased $23,000 or 5% to $485,000 from the Second Quarter of 2005 and decreased $4,000 from the First Half of 2005 compared to the First Half of 2006 primarily due to building lot repairs in the Second Quarter of 2005.

Equipment expense for the Second Quarter of 2006 increased $27,000 or 4% compared to the Second Quarter of 2005 due to additional depreciation on asset purchases and decreased $34,000 from the First Half of 2005 compared to the First Half of 2006 mainly due to the amortization of internally developed software that was fully amortized in the Fourth Quarter of 2005.

Amortization of intangible assets was $43,000 for the Second Quarters of 2006 and 2005 and $86,000 for the First Halves of 2006 and 2005.

Other operating expense for the Second Quarter of 2006 increased $459,000, or 20% compared to the Second Quarter of 2005 and increased $708,000 from the First Half of 2005 compared to the First Half of 2006. The increases were due to increases in outside services expense and expenses related to the Bank's 100th year anniversary celebrations.

Income tax expense for the Second Quarter of 2006 increased $649,000 or 46% compared to the Second Quarter of 2005 and increased $1,316,000 for the First Half of 2006 compared to the First Half of 2005. The effective tax rate was 35.6% and 35.0% for the Second Quarters of 2006 and 2005, respectively and was 35.3% and 34.1% for the Second Halves of 2006 and 2005, respectively. The increase in the effective tax rate was due to an increase in the Company's federal statutory tax rate in 2006 to 35% vs. 34% in 2005.

Financial Condition

Total assets at June 30, 2006 were $826,722,000, an increase of $8,024,000, or 1% from December 31, 2005. The most significant changes in asset balances during this period was an increase of $7,825,000 or 7% in federal funds sold and other short-term investments. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and draft payable balances.

Total liabilities were $746,630,000, an increase of $3,213,000, or less than 1% from December 31, 2005. Total deposits at June 30, 2006 were $276,250,000, a decrease of $10,748,000 or 4%. Accounts and drafts payable were $457,762,000, an increase of $11,951,000 or 3%. Total shareholders' equity at June 30, 2006 was $80,092,000, a $4,811,000 or 6% increase from December 31, 2005.

Deposits in the First Half of 2006 decreased as customers moved funds into other higher-yielding investments. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" section of this report).

The increase in total shareholders' equity resulted from net income of $7,487,000, cash received on the exercise of stock options of $322,000, $32,000 tax benefit on stock and option awards, $104,000 from the amortization of stock bonus awards, offset by dividends paid of $1,778,000 ($.16 per share), purchase of common shares for treasury of $870,000 and a decrease in other comprehensive income of $486,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $154,303,000 at June 30, 2006, an increase of $4,611,000 or 3% from December 31, 2005. At June 30, 2006 these assets represented 19% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $89,790,000 at June 30, 2006, a decrease of $5,069,000 from December 31, 2005. These assets represented 11% of total assets at June 30, 2006. Of this total, 73% were state and political subdivision securities, 22% were U.S. Treasury securities, 4% were U.S. government agencies and 1% was other securities. Of the total portfolio, 23% mature in one year, 22% mature in one to five years, and 55% mature in five or more years. During the Second Quarter of 2006 the Company did not sell any securities.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $63,964,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $8,531,000 for the First Half of 2006 compared with $6,772,000 for the First Half of 2005. This increase is attributable to the increase in net income from continuing operations of $2,115,000, the increase in net income taxes deferred and payable of $1,386,000, the absence of a gain on sales of investment securities in 2006 compared to $547,000 in 2005, offset by a decrease of $1,526,000 in operating activities related to discontinued operations and the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2006.

The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company's financial instruments, see Item 3. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

Risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities),
(b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly-rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and debt considered equity for regulatory capital purposes.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 2006 and December 31, 2005:

June 30, 2006 (In Thousands)                             Amount          Ratio
--------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $85,815          13.54%
         Cass Commercial Bank                            42,864          15.20
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $75,803          11.96%
         Cass Commercial Bank                            38,540          13.67
Tier I capital (to average assets)
         Cass Information Systems, Inc.                 $75,803           9.41%
         Cass Commercial Bank                            38,540          11.90
--------------------------------------------------------------------------------

December 31, 2005 (In Thousands)                         Amount          Ratio
--------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $80,066          12.80%
         Cass Commercial Bank                            42,597          14.64
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                 $70,082          11.21%
         Cass Commercial Bank                            38,251          13.15
Tier I capital (to average assets)
         Cass Information Systems, Inc.                 $70,082           8.52%
         Cass Commercial Bank                            38,251          11.16
--------------------------------------------------------------------------------

Stock Dividend

On July 18, 2006 the Board of Directors approved a 50% stock dividend payable September 15, 2006 to shareholders of record at the close of trading September 1, 2006. Shareholders will receive one additional share of the Company's stock for each two shares owned. No fractional shares will be issued. Shareholders will receive cash for any fractional shares owned based on the July 18, 2006 closing sale price of $41.96 per share, as reported by NASDAQ.

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

Impact of New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and adds a footnote to APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The guidance in this FSP nullifies certain requirements of the Emerging Issues Task Force, ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and supersedes EITF Abstracts, Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The Company applied this guidance effective January 1, 2006 and there was no material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment". This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted for using a fair-value based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). This Statement was adopted by the Company on January 1, 2006. The implementation of SFAS No. 123R did not have a material effect on the Company's financial condition or results of operations. See Note 10 to the financial statements.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" as a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement was adopted by the Company on January 1, 2006 and there was no material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", an Interpretation of SFAS No. 109 "Accounting for Income Taxes". FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The FASB Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FASB Interpretation No. 48 to determine the impact on its financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2006 has changed materially from that at December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006 and based on their evaluation, believe that, as of June 30, 2006, these procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the Second Quarter of 2006 in the Company's internal control over financial reporting identified by the Chief Executive and Principal Financial Officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to its businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial conditions of the Company or its subsidiaries.

ITEM 1A. RISK FACTORS

      There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company maintains a treasury stock buyback program pursuant to which the Board of Directors authorized the repurchase of up to 250,000 shares of the Company's common stock effective as of April 18, 2006. The Company repurchased 20,000 shares during the three months ended June 30, 2006. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions. The information contained in Note 5 to the financial statements filed with this report is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of the shareholders of Cass Information Systems, Inc. held on April 17, 2006, the following proposal was voted on and approved:

      The following is a summary of votes cast. No broker non-votes were received.

      Proposal to elect four Directors for a term of three years ending 2009:

                                           For            Withheld Authority
                                    -----------------     ------------------
      Robert J. Bodine                  4,255,574               92,124
      Robert A. Ebel                    4,256,231               91,467
      Harry J. Krieg                    4,131,199              216,499
      Franklin D. Wicks, Jr.            4,273,462               74,236

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

                                         CASS INFORMATION SYSTEMS, INC.


DATE: August 8, 2006                     By       /s/ Lawrence A. Collett
                                            ------------------------------------
                                                    Lawrence A. Collett
                                            Chairman and Chief Executive Officer
                                               (Principal Executive Officer)


DATE: August 8, 2006                     By       /s/ P. Stephen Appelbaum
                                            ------------------------------------
                                                   P. Stephen Appelbaum
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)