Form 10-Q
period 2006-09-30
CASS INFORMATION SYSTEMS INC
filed 2006-11-08
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                           Commission File No. 2-80070

                                ----------------

                         CASS INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             Missouri                                  43-1265338
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation ororganization)

         13001 Hollenberg Drive
           Bridgeton, Missouri                           63044
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

      The number of shares outstanding of registrant's only class of stock as of November 6, 2006: Common stock, par value $.50 per share - 8,328,476 shares outstanding.

                                TABLE OF CONTENTS

PART I - Financial Information

  Item 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets
             September 30, 2006 (unaudited) and December 31, 2005 ..........   3

           Consolidated Statements of Income
             Three and nine months ended September 30, 2006
             and 2005 (unaudited) ..........................................   4

           Consolidated Statements of Cash Flows
             Nine months ended September 30, 2006 and 2005 (unaudited) .....   5

           Notes to Consolidated Financial Statements (unaudited) ..........   6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .....................................  13

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......  25

  Item 4.  CONTROLS AND PROCEDURES .........................................  25

PART II - Other Information - Items 1. - 6. ................................  26

  SIGNATURES ...............................................................  27

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                                 September 30     December 31
                                                                     2006            2005
                                                                 ----------------------------
Assets
Cash and due from banks                                           $    31,533     $    29,561
Federal funds sold and other short-term investments                   188,307         120,131
                                                                  -----------     -----------
     Cash and cash equivalents                                        219,840         149,692
                                                                  -----------     -----------
Securities available-for-sale, at fair value                           87,871          94,859

Loans                                                                 520,748         529,306
     Less: Allowance for loan losses                                    5,929           6,284
                                                                  -----------     -----------
         Loans, net                                                   514,819         523,022
                                                                  -----------     -----------
Premises and equipment, net                                            13,024          11,987
Investment in bank owned life insurance                                11,898          11,545
Payments in excess of funding                                          13,410           7,665
Goodwill                                                                7,171           4,398
Assets related to discontinued operations                                 225             400
Other intangible assets, net                                            1,529             935
Other assets                                                           16,627          14,195
                                                                  -----------     -----------
           Total assets                                           $   886,414     $   818,698
                                                                  ===========     ===========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                          $   100,135     $   116,396
     Interest-bearing                                                 175,053         170,602
                                                                  -----------     -----------
         Total deposits                                               275,188         286,998
Accounts and drafts payable                                           514,193         445,811
Short-term borrowings                                                     150             188
Subordinated convertible debentures                                     3,700           3,700
Liabilities related to discontinued operations                            388           1,848
Other liabilities                                                       8,822           4,872
                                                                  -----------     -----------
         Total liabilities                                            802,441         743,417
                                                                  -----------     -----------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                 --              --
Common stock, par value $.50 per share;
   20,000,000 shares authorized; 9,112,484
   and 6,336,593 shares issued at September 30, 2006
   and December 31, 2005, respectively                                  4,556           3,168
Additional paid-in capital                                             17,756          18,326
Retained earnings                                                      78,820          71,506
Common shares in treasury, at cost (784,217 shares at
   September 30, 2006 and 836,457 shares at December 31, 2005)        (17,060)        (17,313)
Accumulated other comprehensive loss                                      (99)           (406)
                                                                  -----------     -----------
         Total shareholders' equity                                    83,973          75,281
                                                                  -----------     -----------
           Total liabilities and shareholders' equity             $   886,414     $   818,698
                                                                  ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                          Three Months Ended         Nine Months Ended
                                                              September 30              September 30
                                                         ---------------------     ---------------------
                                                           2006         2005         2006         2005
--------------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue      $ 10,359     $  9,157     $ 29,853     $ 26,486
Bank service fees                                             341          414        1,266        1,159
Gains on sales of investment securities                        --           --           --          547
Other                                                         228          149          629          492
                                                         --------     --------     --------     --------
       Total fee revenue and other income                  10,928        9,720       31,748       28,684
                                                         --------     --------     --------     --------

Interest Income:
Interest and fees on loans                                  9,331       27,169       23,598        8,236

Interest and dividends on debt and equity securities:
       Taxable                                                262          218          800          593
       Exempt from federal income taxes                       636          347        1,910        1,069
Interest on federal funds sold and
   other short-term investments                             2,022        1,012        4,702        2,260
                                                         --------     --------     --------     --------
       Total interest income                               12,251        9,813       34,581       27,520
                                                         --------     --------     --------     --------

Interest Expense:
Interest on deposits                                        1,729        1,178        4,457        3,286
Interest on short-term borrowings                               2            1            5            3
Interest on subordinated convertible debentures                50           50          148          148
                                                         --------     --------     --------     --------
       Total interest expense                               1,781        1,229        4,610        3,437
                                                         --------     --------     --------     --------
         Net interest income                               10,470        8,584       29,971       24,083
Provision for loan losses                                     200          225          500          625
                                                         --------     --------     --------     --------
         Net interest income after provision for loan
           losses                                          10,270        8,359       29,471       23,458
                                                         --------     --------     --------     --------

Operating Expense:
Salaries and employee benefits                             11,136        9,600       31,673       28,280
Occupancy                                                     522          499        1,462        1,443
Equipment                                                     732          716        2,128        2,146
Amortization of intangible assets                              70           42          156          128
Other operating expense                                     2,561        2,287        7,755        6,773
                                                         --------     --------     --------     --------
       Total operating expense                             15,021       13,144       43,174       38,770
                                                         --------     --------     --------     --------
         Income before taxes and discontinued
           operations                                       6,177        4,935       18,045       13,372
Income tax expense                                          2,205        1,670        6,397        4,546
                                                         --------     --------     --------     --------
         Net income from continuing operations              3,972        3,265       11,648        8,826
                                                         --------     --------     --------     --------
Loss from discontinued operations
   before income tax expense                                 (150)        (259)        (475)        (573)
Income tax benefit                                             62           87          198          191
                                                         --------     --------     --------     --------
Net loss from discontinued operations                         (88)        (172)        (277)        (382)

Net Income                                               $  3,884     $  3,093     $ 11,371     $  8,444
                                                         ========     ========     ========     ========
Basic Earnings Per Share:
       From continuing operations                        $    .48     $    .39     $   1.40     $   1.07
       From discontinued operations                          (.01)        (.02)        (.03)        (.05)
       Basic earnings per share                               .47          .37         1.37         1.02
Diluted Earnings Per Share:
       From continuing operations                        $    .47     $    .38     $   1.37     $   1.04
       From discontinued operations                          (.01)        (.01)        (.03)        (.04)
       Diluted earnings per share                             .46          .37         1.34         1.00

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                     Nine Months Ended
                                                                        September 30
                                                                  -----------------------
                                                                     2006          2005
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income from continuing operations                             $  11,648     $   8,826
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                  1,484         1,572
       Gains on sales of investment securities                           --          (547)
       Provision for loan losses                                        500           625
       Amortization of stock bonus awards                               159            99
       Tax benefit from exercise of stock options and bonuses            --            55
       Deferred income tax benefit                                   (1,031)         (688)
       Increase in income tax liability                                 354           265
       Increase in pension liability                                  1,566         1,086
       Other operating activities, net                                 (248)       (1,400)
Operating activities of discontinued operations                      (1,562)         (131)
                                                                  ---------     ---------
       Net cash provided by operating activities                     12,870         9,762
                                                                  ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale                     --        12,952
Proceeds from maturities of securities available-for-sale            65,510        57,000
Purchase of securities available-for-sale                           (57,860)      (68,854)
Net decrease (increase) in loans                                      7,703       (18,769)
Increase in payments in excess of funding                            (5,745)       (2,989)
Purchases of premises and equipment, net                             (2,547)       (1,315)
Purchase of NTransit, Inc.                                           (3,172)           --
Investing activities of discontinued operations                          --           (17)
                                                                  ---------     ---------
        Net cash provided by (used in) investing activities           3,889       (21,992)
                                                                  ---------     ---------

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits      (16,261)        4,419
Net decrease in interest-bearing demand and savings deposits        (15,829)       (6,430)
Net increase in time deposits                                        20,280           418
Net increase in accounts and drafts payable                          68,382        74,229
Net (decrease) increase in short-term borrowings                        (38)           39
Cash proceeds from exercise of stock options                            330           175
Tax benefit from exercise of stock options and bonuses                   64            --
Cash dividends paid                                                  (2,669)       (2,322)
Purchase of common shares for treasury                                 (870)         (586)
                                                                  ---------     ---------
        Net cash provided by financing activities                    53,389        69,942
                                                                  ---------     ---------
Net increase in cash and cash equivalents                            70,148        57,712
Cash and cash equivalents at beginning of period                    149,692        87,543
                                                                  ---------     ---------
Cash and cash equivalents at end of period                        $ 219,840     $ 145,255
                                                                  =========     =========

Supplemental information:
        Cash paid for interest                                    $   4,287     $   3,418
        Cash paid for income taxes                                    6,103         4,754

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company's bank subsidiary sold the assets of Government e-Management Solutions, Inc. ("GEMS"), its wholly owned subsidiary, on December 30, 2005. The assets, liabilities and results of operations of GEMS have been presented in the accompanying consolidated financial statements as discontinued operations. The Company issued 50% stock dividends on September 15, 2006 and September 15, 2005 and the share and per share information have been restated for all periods presented in the accompanying consolidated financial statements. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s ("the Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended September 30, 2006 and December 31, 2005 are as follows:

                                                    September 30, 2006                   December 31, 2005
================================================================================================================
                                              Gross Carrying    Accumulated       Gross Carrying    Accumulated
(In Thousands)                                    Amount        Amortization          Amount        Amortization
================================================================================================================
Assets eligible for amortization:
   Software                                     $      862       $     (359)        $      862       $     (230)
   Customer List                                       750              (27)                --               --
----------------------------------------------------------------------------------------------------------------
       Total                                         1,612             (386)               862             (230)
Assets not eligible for amortization:
   Goodwill                                          7,398             (227)*            4,625             (227)*
   Minimum pension liability                           303               --                303               --
----------------------------------------------------------------------------------------------------------------
       Total                                         7,701             (227)             4,928             (227)
----------------------------------------------------------------------------------------------------------------
Total intangible assets                         $    9,313       $     (613)        $    5,790       $     (457)
----------------------------------------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS 142.

Software is amortized over 4-5 years and the customer list that was acquired in the NTransit purchase is amortized over seven years. Goodwill includes $2,773,000 acquired in the NTransit purchase. The minimum pension liability was recorded in accordance with SFAS 87, "Employers' Accounting for Pensions", which requires the Company to record an additional minimum pension liability by the amount of which the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amount previously recorded and offset this liability by an intangible asset to the extent of previously unrecognized prior service costs. The liability and corresponding intangible asset are adjusted annually.

Amortization of intangible assets amounted to $156,000 and $128,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. Estimated amortization of intangibles over the next five years is as follows: $226,000 in 2006, $280,000 in 2007 and 2008, $222,000 in 2009 and $107,000 in 2010.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at September 30, 2006 was $357,000.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended September 30, 2006 and 2005 are as follows:

                                                         Three Months Ended               Nine Months Ended
                                                            September 30                    September 30
                                                     ---------------------------     ---------------------------
(Dollars in Thousands except Per Share data)             2006            2005            2006            2005
----------------------------------------------------------------------------------------------------------------
Basic
     Net income from continuing operations           $     3,972     $     3,265     $    11,648     $     8,826
     Net loss from discontinued operations                   (88)           (172)           (277)           (382)
----------------------------------------------------------------------------------------------------------------
     Net income                                      $     3,884     $     3,093     $    11,371     $     8,444
----------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding        8,304,441       8,267,733       8,311,861       8,265,195
----------------------------------------------------------------------------------------------------------------

     Basic earnings per share from continuing
       operations                                    $       .48     $       .39     $      1.40     $      1.07
     Basic earnings per share from discontinued
       operations                                           (.01)           (.02)           (.03)           (.05)
----------------------------------------------------------------------------------------------------------------
     Basic earnings per share                        $       .47     $       .37     $      1.37     $      1.02
----------------------------------------------------------------------------------------------------------------
Diluted
     Net income from continuing operations           $     3,972     $     3,265     $    11,648     $     8,826
     Net income effect of 5.33% convertible                    1
         debentures                                           28              27              82               8
----------------------------------------------------------------------------------------------------------------
     Net income from continuing operations                 4,000           3,292          11,730           8,907

     Net loss from discontinued operations                   (88)           (172)           (277)           (382)
----------------------------------------------------------------------------------------------------------------
     Net income                                      $     3,912     $     3,120     $    11,453     $     8,525
----------------------------------------------------------------------------------------------------------------

     Weighted-average common shares outstanding        8,304,441       8,267,733       8,311,861       8,265,195
     Effect of dilutive stock options and awards          72,504         102,877          65,923         115,456
                                                                                                          71,899
     Effect of 5.33% convertible debentures              172,717         172,717         172,717         172,717
----------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding
       assuming dilution                               8,549,662       8,543,327       8,550,501       8,553,368
----------------------------------------------------------------------------------------------------------------

     Diluted earnings per share from continuing
       operations                                    $       .47     $       .38     $      1.37     $      1.04
     Diluted earnings per share from discontinued
       operations                                           (.01)           (.01)           (.03)           (.04)
----------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                      $       .46     $       .37     $      1.34     $      1.00
----------------------------------------------------------------------------------------------------------------

Share and per share data in the schedule above have been restated for the 50% stock dividends issued on September 15, 2006 and September 15, 2005.

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 150,000 shares of the Company's Common Stock. The Company repurchased 30,000 and 22,500 shares during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, 120,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the nine-month periods ended September 30, 2006 and 2005, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and nine month-periods ended September 30, 2006 and 2005 is summarized as follows:

                                                            Three Months Ended      Nine Months Ended
                                                               September 30           September 30
                                                            ------------------     ------------------
(In Thousands)                                                2006       2005        2006       2005
-----------------------------------------------------------------------------------------------------
Net income from continuing operations                       $ 3,972    $ 3,265     $11,648    $ 8,826

Other comprehensive income:
     Net unrealized gain (loss) on securities
       available-for-sale, net of tax                           793        (34)        307          7
     Less: reclassification adjustment for realized
       gains on sales of securities, available-for-sale,
         included in net income, net of tax                      --         --          --       (361)
-----------------------------------------------------------------------------------------------------
     Total other comprehensive income (loss)                    793        (34)        307       (354)
-----------------------------------------------------------------------------------------------------
     Total comprehensive income from continuing
       operations                                           $ 4,765    $ 3,231     $11,955    $ 8,472
-----------------------------------------------------------------------------------------------------

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

Summarized information about the Company's operations in each industry segment for the three and nine month periods ended September 30, 2006 and 2005, is as follows:

                                                                                        Corporate,
                                                    Information         Banking        Eliminations
(In Thousands)                                        Services          Services         and Other           Total
---------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2006:
   Total Revenues:
     Revenue from customers                         $     17,593      $      3,605     $         --      $     21,198
     Intersegment revenue                                   (109)              921             (812)               --
   Net income from continuing operations                   2,837             1,135               --             3,972
   Total assets                                          569,760           318,136           (1,482)          886,414
   Goodwill                                                7,035               136               --             7,171
   Other intangible assets, net                            1,529                --               --             1,529
   Assets related to discontinued operations                  --                --              225               225
Three Months Ended September 30, 2005:
   Total Revenues:
     Revenue from customers                         $     14,277      $      3,802     $         --      $     18,079
     Intersegment revenue                                    481               358             (839)               --
   Net income from continuing operations                   2,250             1,015               --             3,265
   Total assets                                          478,215           322,065           (5,044)          795,236
   Goodwill                                                4,262               153               --             4,415
   Other intangible assets, net                              675                --              353             1,028
   Assets related to discontinued operations                  --                --            4,453             4,453
---------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 2006:
   Total Revenues:
     Revenue from customers                         $     49,469      $     11,750     $         --      $     61,219
     Intersegment revenue                                    778             1,633           (2,411)               --
   Net income from continuing operations                   8,267             3,381               --            11,648

Nine Months Ended September 30, 2005:
   Total Revenues:
     Revenue from customers                         $     41,251      $     10,891     $         --      $     52,142
     Intersegment revenue                                     80             1,103           (1,183)               --
   Net income from continuing operations                   5,772             3,054               --             8,826

Note 8 - Loans by Type

(In Thousands)                           September 30, 2006    December 31, 2005
================================================================================
Commercial and industrial                  $      136,575       $      146,892
Real estate:
   Mortgage                                       139,218              164,590
   Mortgage - Churches & related                  203,713              183,964
   Construction                                    16,661               13,052
   Construction - Churches & related               16,134               15,118
Industrial revenue bonds                            5,549                4,514
Installment                                            --                  107
Other                                               2,898                1,069
--------------------------------------------------------------------------------
Total loans                                $      520,748       $      529,306
================================================================================

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2006, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2006, the balances of unused loan commitments, standby and commercial letters of credit were $18,353,000, $5,447,000 and $2,539,000, respectively. Since these financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments, time deposits and convertible subordinated debentures at September 30, 2006:

                                             Amount of Commitment Expiration per Period
                                        ---------------------------------------------------
                                                  Less than     1-3        3-5      Over 5
(Dollars in Thousands)                   Total      1 Year     Years      Years      Years
===========================================================================================
Operating lease commitments             $ 4,316    $   645    $ 1,186    $   823    $ 1,662
Time deposits*                           87,333     80,012      4,857      2,464         --
Convertible subordinated debentures*      3,700         --         --         --      3,700
-------------------------------------------------------------------------------------------
    Total                               $95,349    $80,657    $ 6,043    $ 3,287    $ 5,362
===========================================================================================

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

Note 10 - Stock-Based Compensation

The Company maintains stock-based incentive plans, which permit the awards of shares of restricted common stock and the granting of options to purchase up to 1,039,000 shares of common stock. Restricted shares are amortized to expense over the three-year vesting period. Options currently vest and expire over a period not to exceed seven years. The plans authorize the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. The Company issues shares out of treasury stock for restricted shares and option exercises.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R") "Share-based Payment." This statement supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the nine months ended September 30, 2006, the only options exercised were incentive stock options that did not generate any excess tax benefits for the Company. As of September 30, 2006, the total unrecognized compensation expense related to non-vested stock options was $140,000 and the related weighted-average period over which it is expected to be recognized is approximately 5.0 years. As of September 30, 2006, the total unrecognized compensation expense related to non-vested stock awards was $413,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.

The disclosures required by SFAS No. 123R are provided in the table below. The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. There were 25,227 and 13,242 options granted in the first nine months of 2006 and 2005, respectively. The following table represents the effect on basic and diluted earnings per share for the periods ended September 30, 2005 assuming SFAS 123R had been adopted:

                                                                Three Months Ended   Nine Months Ended
                                                                   September 30        September 30
(In Thousands except Per Share Data (1))                               2005                2005
------------------------------------------------------------------------------------------------------
Net income from continuing operations
    As reported                                                   $        3,265      $        8,826
    Add: Stock-based compensation expense included
      in reported net income, net of tax                                      22                  63
    Less: Stock-based compensation expense
      determined under the fair-value-based method
      for all awards, net of tax                                             (27)                (80)
------------------------------------------------------------------------------------------------------
Pro forma net income from continuing operations                   $        3,260      $        8,809
Net income effect of subordinated convertible debentures                      27                  81
------------------------------------------------------------------------------------------------------
Pro forma net income from continuing operations assuming
    dilution                                                      $        3,287      $        8,890
------------------------------------------------------------------------------------------------------
    Net income from continuing operations per common share:
    Basic, as reported                                            $          .39      $         1.07
    Basic, pro forma                                                         .40                1.07
    Diluted , as reported                                                    .38                1.04
    Diluted, pro forma                                                       .38                1.04
------------------------------------------------------------------------------------------------------

(1) Per share data has been restated for the 50% stock dividends issued on September 15, 2006 and September 15, 2005.

Following are the assumptions used to estimate the fair value of option grants during the three and nine-month periods ended September 30, 2006 and 2005:

                                                         Three Months E nded                    Nine Months Ended
                                                             September  30                         September 30
----------------------------------------------------------------------------------------------------------------------
                                                      2006               2005              2006                  2005
Risk-free interest rate                                --                 --               4.37%                 3.97%
Expected life                                          --                 --              7 yrs.                7 yrs.
Expected volatility                                    --                 --               5.00%                15.00%
Expected dividend yield                                --                 --               1.88%                 2.32%
----------------------------------------------------------------------------------------------------------------------

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

A summary of the Company's stock option activity for the three and nine-month periods ended September 30, 2006 is shown below.

                                                               Weighted-           Average      Aggregate
                                                                Average           Remaining     Intrinsic
                                                                Exercise          Contractual     Value
                                             Shares              Price            Term Years      ($000)
                                           =============================================================
Outstanding at December 31, 2005             209,851            $  10.67
Granted                                       25,227               22.73
Exercised                                   (134,724)               9.72
Forfeited or expired                              --                  --
Outstanding at June 30, 2006                 100,354               15.03
Granted                                           --                  --
Exercised                                     (5,505)               9.56
Forfeited or expired                              --                  --
                                           ---------            --------
Outstanding at September 30, 2006             94,849               15.34             4.56       $  1,685
                                           =============================================================
Exercisable at September 30, 2006              2,399            $   9.95             3.09       $     56
                                           =============================================================

The total intrinsic value of options exercised during the three and nine-month periods ended September 30, 2006 was $105,000 and $1,728,000, respectively. The total intrinsic value of options exercised during the three and nine-month periods ended September 30, 2005 was $103,000 and $216,000, respectively. The Company does not anticipate any additional options will be exercised during 2006.

A summary of the activity of the non-vested shares during the nine-month period ended September 30, 2006 is shown below. There was no activity for the three-month period ended September 30, 2006.

                                                                       Weighted-
                                                                        Average
                                                                      Grant Date
                                                      Shares          Fair Value
--------------------------------------------------------------------------------
Non-vested at December 31, 2005                       168,047          $   1.82
Granted                                                25,229              3.25

Vested                                               (100,826)             1.68
Forfeited                                                  --                --
--------------------------------------------------------------------------------
Non-vested at September 30, 2006                       92,450          $   2.37
================================================================================

The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2006 was $3.25.

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

The following table represents the components of the net periodic pension costs for 2005 and an estimate for 2006:

                                                         Estimated       Actual
              (In Thousands)                               2006           2005
===============================================================================
Service cost - benefits earned during the year            $ 1,554       $ 1,292
Interest cost on projected benefit obligation               1,565         1,384
Expected return on plan assets                             (1,603)       (1,312)
Net amortization                                              270           109
-------------------------------------------------------------------------------
Net periodic pension cost                                 $ 1,786       $ 1,473
-------------------------------------------------------------------------------

Pension costs recorded to expense were $586,000 and $346,000 for the three-month periods ended September 30, 2006 and 2005 ("Third Quarter of 2006 and 2005", respectively). Pension costs recorded to expense were $1,339,000 and $1,039,000 for the first nine-month periods ending September 30, 2006 and 2005 ("First Nine Months of 2006 and 2005", respectively). The Company has not made any contribution to the plan during the nine-month period ended September 30, 2006, but is expecting to contribute approximately $3,200,000 in 2006.

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

                                                          Estimated     Actual
(In Thousands)                                               2006        2005
===============================================================================
Service cost - benefits earned during the year             $     43    $    (34)
Interest cost on projected benefit obligation                   149         161
Net amortization                                                112          64
-------------------------------------------------------------------------------
Net periodic pension cost                                  $    304    $    191
-------------------------------------------------------------------------------

Pension costs recorded to expense were $163,000 and $49,000 for the Third Quarter of 2006 and 2005, respectively, and were $258,000 and $143,000 for the First Nine Months of 2006 and 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then stores the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank ("the Bank"), its St. Louis, Missouri-based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

The specific payment and information processing services provided to each customer are developed individually to meet each customer's requirements that can vary greatly. In addition, the degree of automation such as electronic data interchange ("EDI"), imaging, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general, however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest expense on its deposits. The Bank also assesses fees on other services such as cash management services.

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

On December 30, 2005, the Company's bank subsidiary sold the operating assets of its wholly-owned subsidiary, GEMS, to N. Harris Computer Corporation. The assets, liabilities and operating results of GEMS have been reclassified as discontinued operations for all periods. GEMS developed and sold proprietary financial, human resource and revenue management software to government entities. GEMS was acquired on January 2, 2001 when the Company's bank subsidiary foreclosed on the operating assets of a software company in order to protect its financial interests.

On July 7, 2006, the Company acquired 100% of the stock of NTransit, Inc., a company whose service provides auditing and expense management of parcel shipments. While this acquisition does not meet the Regulation S-X criteria of a significant business combination, it positions the Company to expand its offerings in the specialized service and expertise in parcel shipping, which is a unique segment of the transportation industry that has experienced tremendous growth in recent years.

Currently, management views Cass' major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company's lead in applied technology, which, when combined with the security and processing controls of the Bank, makes Cass unique in the industry. This trend has been positive over the past years and management anticipates that this should continue in 2006. The general level of interest rates, particularly short-term interest rates, began to increase in 2004 and continued through the first nine months of 2006. If rates continue to rise, the positive impact on net interest income and net earnings will continue. Conversely, if rates decline there will be a negative impact. Management intends to continue to refine its risk management practices, monitor and manage the quality of the loan portfolio and maintain a strong financial and liquidity position.

Critical Accounting Policies

The Company has prepared the consolidated financial information in this report in accordance with U.S. GAAP. In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the Third Quarter of 2006 compared to the Third Quarter of 2005 and the First Nine Months of 2006 compared to the First Nine Months of 2005. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2005 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2006 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                    Three Months Ended                      Nine Months Ended
                                                        September 30                           September 30
                                             -----------------------------------    ---------------------------------
(Dollars in Thousands except Per Share Data)                                 %                                   %
                                                2006         2005         Change       2006         2005       Change
--------------------------------------------------------------------------------    ---------------------------------
Net income                                   $   3,884    $   3,093        25.6%    $  11,371    $   8,444      34.7%
Net income from continuing operations        $   3,972    $   3,265        21.7%    $  11,648    $   8,826      32.0%
Diluted earnings per share                   $     .46    $     .37        24.3%    $    1.34    $    1.00      34.0%
Diluted earnings per share from
  continuing operations                      $     .47    $     .38        23.7%    $    1.37    $    1.04      31.7%
Return on average assets                          1.80%        1.57%         --          1.84%        1.49%       --
Return on average equity                         19.12%       16.88%         --         19.45%       15.91%       --
---------------------------------------------------------------------------------------------------------------------

Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility processing and payment fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the three and nine-month periods ended September 30, 2006 and 2005 were as follows:

                                                         Three Months Ended                    Nine Months Ended
                                                            September 30                         September 30
                                                ---------------------------------    -----------------------------------
(In Thousands)                                                                %                                     %
                                                   2006          2005      Change        2006           2005      Change
---------------------------------------------------------------------------------    -----------------------------------
Freight Core Invoice Transaction Volume*             6,154         5,815     5.8%         18,311         16,488    11.1%
Freight Invoice Dollar Volume                   $3,648,694    $3,111,175    17.3%    $10,722,994     $8,548,554    25.4%
Utility Transaction Volume                           1,701         1,421    19.7%          4,797          4,225    13.5%
Utility Transaction Dollar Volume               $1,538,628    $1,148,438    34.0%    $ 4,188,578     $3,166,853    32.3%
Payment and Processing Fees                     $   10,359    $    9,157    13.1%    $    29,853     $   26,486    12.7%
------------------------------------------------------------------------------------------------------------------------

*Core invoices exclude parcel shipments.

Third Quarter of 2006 compared to Third Quarter of 2005:

Freight transaction volume for the Third Quarter of 2006 increased mainly due to increased activity with existing accounts and a growing customer base. Total dollar volume processed by this division also increased during this period due to the increased activity and larger average freight charges. The increase in transaction and dollar volume from utility transactions increased primarily due to new customers as the growth of this division continues. These increases in transaction volume, combined with the expansion of the customer base in the telecom division, drove the 13% increase in processing fees.

Bank service fees decreased $73,000 or 18%. This decrease was due primarily to the fact that service fees decrease as the credit allowance for non-interest bearing deposits increases with the general level of interest rates. There were no gains from the sale of securities in the Third Quarter of 2006 and the Third Quarter of 2005. Other income increased $79,000 in the Third Quarter of 2006.

First Nine Months of 2006 compared to First Nine Months of 2005:

Freight and Utility transaction volume and dollar volume increased for the First Nine Months of 2006 compared to 2005 due to the same factors discussed above for the Third Quarter.

Bank service fees increased $107,000 or 9%. This increase was due primarily to a penalty charged for the early withdrawal of a certificate of deposit by one large bank customer during the First Quarter of 2006. There were no gains from the sale of securities in the First Nine Months of 2006 compared to a net gain of $547,000 during the First Nine Months of 2005. Other income increased $137,000 in the First Nine Months of 2006.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three and nine-month periods ended September 30, 2006 and 2005:

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30                           September 30
                                            -------------------------------------    ------------------------------------
                                                                              %                                       %
(Dollars in Thousands)                         2006           2005         Change       2006          2005         Change
---------------------------------------------------------------------------------    ------------------------------------
Average earnings assets                     $  774,293     $  700,442       10.5%    $  751,769    $  682,092       10.2%
Net interest income*                            10,842          8,798       23.2%        31,093        24,738       25.7%
Net interest margin*                              5.56%          4.98%        --           5.53%         4.85%        --
Yield on earning assets*                          6.47%          5.68%        --           6.35%         5.52%        --
Rate on interest bearing liabilities              3.83%          2.61%        --           3.44%         2.37%        --

*Presented on a tax-equivalent basis assuming a tax rate of 35% .

Third Quarter of 2006 compared to Third Quarter of 2005:

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

Total average loans increased $14,688,000 or 3% to $527,784,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable. Total average investment in debt and equity securities increased $23,012,000 or 35% to $88,734,000 as the Company invested a portion of the increase in payables. Total average federal funds sold and other short-term investments increased $36,151,000 or 30% to $157,775,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables that follow.

First Nine Months of 2006 compared to First Nine Months of 2005:

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

Total average loans increased $18,297,000 or 4% to $528,250,000. This increase was attributable to new business relationships and was funded by the increase in accounts and drafts payable. Total average investment in debt and equity securities increased $25,256,000 or 38% to $91,672,000 as the Company invested a portion of the increase in payables. Total average federal funds sold and other short-term investments increased $26,124,000 or 25% to $131,847,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables that follow.

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

                                                      Third Quarter 2006                      Third Quarter 2005
                                            ======================================   ==================================
                                                           Interest                               Interest
                                             Average        Income/         Yield/    Average      Income/       Yield/
(Dollars in Thousands)                       Balance        Expense          Rate     Balance      Expense        Rate
=======================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                              $ 522,439      $   9,273         7.04%   $ 508,263    $   8,185       6.39%
       Tax-exempt (4)                           5,345             88         6.53        4,833           78       6.40
Debt and equity securities (5):
       Taxable                                 22,600            263         4.62       28,724          218       3.00
       Tax-exempt (4)                          66,134            978         5.87       36,998          534       5.74
   Federal funds sold and other
     short-term investments                   157,775          2,022         5.08      121,624        1,012       3.30
Total earning assets                          774,293         12,624         6.47      700,442       10,027       5.68
Nonearning assets:
   Cash and due from banks                     29,914                                   30,398
   Premises and equipment, net                 12,886                                   11,242
   Bank owned life insurance                   11,818                                   11,351
   Goodwill and other intangibles               5,269                                    5,479
   Other assets                                26,355                                   22,630
   Assets related to discontinued
     operations                                   396                                    6,128
   Allowance for loan losses                   (6,313)                                  (6,063)
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $ 854,618                                $ 781,607
-----------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                               $  63,845      $     429         2.67%   $  74,360    $     355       1.89%
   Savings deposits                            26,338            201         3.03       29,602          135       1.81
   Time deposits of
     $100 or more                              61,631            762         4.91       42,697          369       3.43
   Other time deposits                         28,845            338         4.65       36,497          319       3.47
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               180,659          1,730         3.80      183,156        1,178       2.55
   Short-term borrowings                          197              2         4.03          134            1       2.96
   Subordinated debentures                      3,700             50         5.36        3,700           50       5.36
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                184,556          1,782         3.83      186,990        1,229       2.61
Noninterest-bearing liabilities:
   Demand deposits                             98,542                                  103,996
   Accounts and drafts payable                481,988                                  409,026
   Other liabilities                            8,664                                    7,149
   Liabilities related to discontinued
     operations                                   242                                    1,779
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                             773,992                                  708,940
Shareholders' equity                           80,626                                   72,667
Total liabilities and
   shareholders' equity                     $ 854,618                                $ 781,607
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                        $  10,842                              $   8,798
Interest spread                                                              2.64%                                3.07%
Net interest margin                                                          5.56                                 4.98
=======================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2005 Consolidated Financial Statements, filed with the Company's 2005 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $55,000 and $45,000 for the Third Quarter of 2006 and 2005, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $373,000 and $214,000 for the Third Quarter of 2006 and 2005, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                   First Nine Months of 2006             First Nine Months of 2005
                                             =====================================   ==================================
                                                           Interest                               Interest
                                             Average        Income/         Yield/    Average      Income/       Yield/
(Dollars in Thousands)                       Balance        Expense          Rate     Balance      Expense        Rate
=======================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                              $ 522,940      $  26,994         6.90%   $ 505,072    $  23,445       6.21%
       Tax-exempt (4)                           5,310            268         6.75        4,881          235       6.44

Debt and equity securities (5):
       Taxable                                 25,506            800         4.19       28,681          593       2.76
       Tax-exempt (4)                          66,166          2,939         5.94       37,735        1,642       5.82
   Federal funds sold and other
     short-term investments                   131,847          4,702         4.77      105,723        2,260       2.86
-----------------------------------------------------------------------------------------------------------------------
Total earning assets                          751,769         35,703         6.35      682,092       28,175       5.52

Nonearning assets:
   Cash and due from banks                     28,921                                   27,144
   Premises and equipment, net                 12,506                                   11,252
   Bank owned life insurance                   11,702                                   11,240
   Goodwill and other intangibles               5,287                                    5,525
   Other assets                                23,067                                   22,231
   Assets related to discontinued               6,164
     operations                                   233
   Allowance for loan losses                   (6,265)                                  (5,996)
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $ 827,220                                $ 759,652
-----------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand deposits         $  71,612      $   1,282         2.39%   $  81,150    $   1,071       1.76%
   Savings deposits                            22,444            420         2.50       25,948          320       1.65
   Time deposits of
     $100 or more                              50,909          1,778         4.67       45,825        1,053       3.07
   Other time deposits                         30,551            977         4.28       36,717          842       3.07
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               175,516          4,457         3.40      189,640        3,286       2.32
   Short-term borrowings                          166              5         4.03          166            3       2.42
   Subordinated debentures                      3,700            148         5.35        3,700          148       5.35
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                179,382          4,610         3.44      193,506        3,437       2.37
Noninterest-bearing liabilities:
   Demand deposits                             99,104                                  100,049
   Accounts and drafts payable                462,314                                  386,097
   Other liabilities                            7,575                                    7,156
   Liabilities related to discontinued
     operations                                   662                                    1,872
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                             749,037                                  688,680
Shareholders' equity                           78,183                                   70,972
Total liabilities and
   shareholders' equity                     $ 827,220                                $ 759,652
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                        $  31,093                              $  24,738
Interest spread                                                              2.91%                                3.15%
Net interest margin                                                          5.53                                 4.85
=======================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2005 Consolidated Financial Statements, filed with the Company's 2005 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $164,000 and $113,000 for the First Nine Months of 2006 and 2005, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,122,000 and $655,000 for the First Nine Months of 2006 and 2005, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                           Third Quarter
                                                          2006 Over 2005
                                                   =============================
(In Thousands)                                      Volume      Rate      Total
================================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                       $    233   $    855  $  1,088
     Tax-exempt (3)                                       8          2        10

   Debt and equity securities:
     Taxable                                            (54)        99        45
     Tax-exempt (3)                                     431         13       444
   Federal funds sold and other
     short-term investments                             359        651     1,010
--------------------------------------------------------------------------------
Total interest income                                   977      1,620     2,597
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                     (55)       129        74
   Savings deposits                                     (16)        82        66
   Time deposits of $100 or more                        199        194       393
   Other time deposits                                  (76)        95        19
   Short-term borrowings                                  1         --         1
   Subordinated debentures                               --         --        --
Total interest expense                                   53        500       553
--------------------------------------------------------------------------------
Net interest income                                $    924   $  1,120  $  2,044
================================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

                                                        First Nine Months
                                                         2006 Over 2005
                                                 ===============================
(In Thousands)                                    Volume       Rate       Total
================================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                     $    852    $  2,697   $  3,549
     Tax-exempt (3)                                    21          12         33
   Debt and equity securities:
     Taxable                                          (72)        279        207
     Tax-exempt (3)                                 1,262          35      1,297
   Federal funds sold and other
     short-term investments                           660       1,782      2,442
--------------------------------------------------------------------------------
Total interest income                               2,723       4,805      7,528
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                  (137)        348        211
   Savings deposits                                   (48)        148        100
   Time deposits of $100 or more                      128         597        725
   Other time deposits                               (158)        293        135
   Short-term borrowings                               --           2          2
   Subordinated debentures                             --          --         --
Total interest expense                               (215)      1,388      1,173
--------------------------------------------------------------------------------
Net interest income                              $  2,938    $  3,417   $  6,355
================================================================================

4.    Average balances include nonaccrual loans.
5.    Interest income includes net loan fees.
6. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

An important determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $200,000 and $225,000 provision made for loan losses during the Third Quarter of 2006 and the Third Quarter of 2005, respectively. There was a $500,000 and $625,000 provision made for loan losses during the First Nine Months of 2006 and the First Nine Months of 2005, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There was $583,000 of net loan charge-offs in the Third Quarter of 2006 and $3,000 of recoveries in the Third Quarter 2005. There was $855,000 of net loan charge-offs in the First Nine Months of 2006 and $425,000 in the First Nine Months 2005.

The allowance for loan losses at September 30, 2006 was $5,929,000 and at December 31, 2005 was $6,284,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2006 was 1.14%, compared to 1.19% at December 31, 2005. Nonperforming loans were $954,000 or .18% of total loans at September 30, 2006 compared to $1,464,000 or .28% of total loans at December 31, 2005.

At September 30, 2006, nonperforming loans, which are also considered impaired, consisted of $954,000 in non-accrual loans as shown in the following table. This total consists of three loans that relate to businesses that are for sale or are in process of liquidation. Nonperforming loans at December 31, 2005 consisted of $983,000 in non-accrual loans and $481,000 in loans that were still accruing interest although past due for over 90 days. Total nonperforming loans decreased $180,000 from September 30, 2005 to September 30, 2006.

In addition to the nonperforming loans discussed above, at September 30, 2006, approximately $5,868,000 of loans not included in the table below were identified by management as having potential credit problems. They may also be classified for regulatory purposes. These loans are excluded from the table due to the fact they are current under the original terms of the loans; however, circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $3,795,000 related to one borrower that was renegotiated several years ago and although current under the new terms of the contract, management believes, due to the financial condition of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement. The remaining loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

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

Summary of Asset Quality

                                                              Three Months Ended            Nine Months Ended
                                                                  September 30                 September 30
                                                            =======================      =======================
(Dollars in Thousands)                                         2006          2005           2006          2005
================================================================================================================
Allowance at beginning of period                            $   6,312     $   6,009      $   6,284     $   6,037

Provision charged to expense                                      200           225            500           625
     Loans charged off                                            586            --            864           448
     Recoveries on loans previously charged off                     3             3              9            23
----------------------------------------------------------------------------------------------------------------
Net loans charged-off (recovered)                                 583            (3)           855           425

Allowance at end of period                                  $   5,929     $   6,237      $   5,929     $   6,237
----------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 527,784     $ 513,096      $ 528,250     $ 509,953
     September 30                                             520,748       518,792        520,748       518,792
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.12%         1.22%          1.12%         1.22%
     September 30                                                1.14          1.20           1.14%         1.20
Nonperforming loans:
     Nonaccrual loans                                       $     954     $   1,111      $     954     $   1,111
     Loans past due 90 days or more                                --            23             --            23

     Renegotiated loans                                            --            --             --            --
----------------------------------------------------------------------------------------------------------------
     Total non performing loans                             $     954     $   1,134      $     954     $   1,134
     Foreclosed assets                                             --            --             --            --
----------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                .18%          .22%           .18%          .22%
----------------------------------------------------------------------------------------------------------------

The Bank had no properties carried as other real estate owned as of September 30, 2006 and 2005 and December 31, 2005.

Operating Expense from Continuing Operations

Total operating expense for the Third Quarter of 2006 increased $1,877,000 or 14% to $15,021,000 compared to the Third Quarter of 2005 due primarily to expenses related to the 13% growth in processing activity. Total operating expense for the First Nine Months of 2006 increased $4,404,000 or 11% to $43,174,000 compared to the First Nine Months of 2005 due primarily to expenses related to the 13% growth in processing activity.

Salaries and benefits expense for the Third Quarter of 2006 increased $1,536,000 or 16% to $11,136,000 compared to the Third Quarter of 2005 and increased $3,393,000 or 12% to $31,673,000 for the First Nine Months of 2006 compared to the First Nine Months of 2005 primarily due to additional headcount to service new transaction business, an increase in pension expense for both of the Company's plans and an increase in bonuses related to the earnings increase over the comparable period last year.

Occupancy expense for the Third Quarter of 2006 increased $23,000 or 5% to $522,000 from the Third Quarter of 2005 and increased $19,000 or 1% from the First Nine Months of 2005 compared to the First Nine Months of 2006.

Equipment expense for the Third Quarter of 2006 increased $16,000 or 2% compared to the Third Quarter of 2005 due to additional depreciation on asset purchases and decreased $18,000 from the First Nine Months of 2005 compared to the First Nine Months of 2006 mainly due to the amortization of internally developed software that was fully amortized in the Fourth Quarter of 2005.

Amortization of intangible assets for the Third Quarter and the First Nine Months of 2006 increased $28,000 or 67% compared to the Third Quarter of 2005 and 22% compared to the First Nine Months of 2005 due to the amortization of the customer list acquired with the NTransit purchase in July, 2006.

Other operating expense for the Third Quarter of 2006 increased $274,000, or 12% compared to the Third Quarter of 2005 and increased $982,000 or 15% from the First Nine Months of 2005 compared to the First Nine Months of 2006. The increases were due to increases in outside services expense and expenses related to the Bank's 100th year anniversary celebrations.

Income tax expense for the Third Quarter of 2006 increased $535,000 or 32% compared to the Third Quarter of 2005 and increased $1,851,000 or 41% for the First Nine Months of 2006 compared to the First Nine Months of 2005. The effective tax rate was 35.7% and 33.8% for the Third Quarter of 2006 and for the Third Quarter of 2005, respectively, and was 35.4% and 34.0% for the First Nine Months of 2006 and 2005, respectively. The increase in the effective tax rate was due to an increase in the Company's federal statutory tax rate in 2006 to 35% versus 34% in 2005.

Financial Condition

Total assets at September 30, 2006 were $886,414,000, an increase of $67,716,000, or 8% from December 31, 2005. The most significant changes in asset balances during this period was an increase of $68,176,000 or 57% in federal funds sold and other short-term investments. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by the changes in the other asset balances, deposits and accounts and draft payable balances.

Total liabilities were $802,441,000, an increase of $59,024,000, or 8% from December 31, 2005. Total deposits at September 30, 2006 were $275,188,000, a decrease of $11,810,000 or 4%. Accounts and drafts payable were $514,193,000, an increase of $68,382,000 or 15%. Total shareholders' equity at September 30, 2006 was $83,973,000, an increase of $8,692,000 or 12% increase from December 31, 2005.

Deposits in the First Nine Months of 2006 decreased as customers moved funds into other higher-yielding investments. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" section of this report).

The increase in total shareholders' equity for the First Nine Months of 2006 resulted from net income of $11,371,000, cash received on the exercise of stock options of $330,000, $64,000 tax benefit on stock and option awards, $159,000 from the amortization of stock bonus awards, an increase in other comprehensive income of $307,000, offset by dividends paid of $2,669,000 ($.16 per share) and the purchase of common shares for treasury of $870,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $219,840,000 at September 30, 2006, an increase of $70,148,000 or 47% from
December 31, 2005. At September 30, 2006, these assets represented 25% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $87,871,000 at September 30, 2006, a decrease of $6,988,000 from December 31, 2005. These assets represented 10% of total assets at September 30, 2006. Of this total, 75% were state and political subdivision securities, 19% were U.S. Treasury securities, 5% were U.S. government agencies and 1% was other securities. Of the total portfolio, 20% mature in one year, 22% mature in one to five years, and 58% mature in five or more years. During the Third Quarter of 2006 the Company did not sell any securities.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $57,962,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $12,870,000 for the First Nine Months of 2006 compared with $9,762,000 for the First Nine Months of 2005. This increase is attributable to the increase in net income from continuing operations of $2,822,000, the absence of a gain on sales of investment securities in 2006 compared to $547,000 in 2005, offset by a decrease of $1,431,000 in operating activities related to discontinued operations plus the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios. Customer activity influences changes in deposits and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2006.

The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company's financial instruments, see Item 3. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

Risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities),
(b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly-rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and debt considered equity for regulatory capital purposes.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 2006 and December 31, 2005:

September 30, 2006 (Dollars In Thousands)                    Amount       Ratio
================================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                     $ 85,067      13.32%
         Cass Commercial Bank                                 42,933      14.92
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                     $ 75,438      11.81%
         Cass Commercial Bank                                 38,699      13.45
Tier I capital (to average assets)
         Cass Information Systems, Inc.                     $ 75,438       8.91%
         Cass Commercial Bank                                 38,699      11.58
================================================================================

December 31, 2005 (Dollars In Thousands)                     Amount       Ratio
================================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                     $ 80,066      12.80%
         Cass Commercial Bank                                 42,597      14.64
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                     $ 70,082      11.21%
         Cass Commercial Bank                                 38,251      13.15
Tier I capital (to average assets)
         Cass Information Systems, Inc.                     $ 70,082       8.52%
         Cass Commercial Bank                                 38,251      11.16
================================================================================

Stock Dividend

The Company paid a 50% stock dividend on September 15, 2006, to shareholders of record at the close of trading September 1, 2006. Shareholders received one additional share of the Company's stock for each two shares owned.

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

Impact of New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and adds a footnote to APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The guidance in this FSP nullifies certain requirements of the Emerging Issues Task Force ("EITF"), Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and supersedes EITF Abstracts, Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The Company applied this guidance effective January 1, 2006 and there was no material impact on its consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements; therefore, it does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company is currently assessing the impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of its fiscal year-end. Additional footnote disclosures will also be required. This statement is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"("SAB No. 108"). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. This statement is effective for fiscal years ending after November 15, 2006. The company is currently assessing the impact of SAB No. 108 on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2006 has changed materially from that at December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006 and based on their evaluation, believe that, as of September 30, 2006, these controls and procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the Third Quarter of 2006 in the Company's internal control over financial reporting identified by the Chief Executive Officer and Principal Financial Officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company maintains a treasury stock buyback program pursuant to which the Board of Directors authorized the repurchase of up to 150,000 shares of the Company's common stock effective as of April 18, 2006. The Company did not repurchase any shares during the three months ended September 30, 2006. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions. The information contained in Note 5 to the financial statements filed with this report is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS

      Exhibit 3.1 Articles of Merger of Cass Commercial Corporation.

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

                                        CASS INFORMATION SYSTEMS, INC.


DATE: November 6, 2006                  By       /s/ Lawrence A. Collett
                                           -------------------------------------
                                                   Lawrence A. Collett
                                            Chairman and Chief Executive Officer
                                               (Principal Executive Officer)


DATE: November 6, 2006                  By      /s/ P. Stephen Appelbaum
                                           -------------------------------------
                                                  P. Stephen Appelbaum
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)