Form 10-Q/A
period 2006-09-30
CASS INFORMATION SYSTEMS INC
filed 2006-11-20
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-Q/A
                                 Amendment No. 1

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                                   Form 10-Q/A
                                 Amendment No. 1

                                EXPLANATORY NOTE

      This amendment on Form 10-Q/A is being filed to correct typographical errors in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2006 that was filed on November 8, 2006 (the "Report") regarding the amount of interest and fees on loans for the three months ended September 30, 2005, and for the nine months ended September 30, 2006 and 2005, as reflected in the Consolidated Statements of Income. The amounts of interest and fees on loans were not included in the correct columns due to a printer error during the EDGARization process.

      This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report.

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

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                          Three Months Ended         Nine Months Ended
                                                              September 30              September 30
                                                         ---------------------     ---------------------
                                                           2006         2005         2006         2005
--------------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue      $ 10,359     $  9,157     $ 29,853     $ 26,486
Bank service fees                                             341          414        1,266        1,159
Gains on sales of investment securities                        --           --           --          547
Other                                                         228          149          629          492
                                                         --------     --------     --------     --------
       Total fee revenue and other income                  10,928        9,720       31,748       28,684
                                                         --------     --------     --------     --------

Interest Income:
Interest and fees on loans                                  9,331        8,236       27,169       23,598

Interest and dividends on debt and equity securities:
       Taxable                                                262          218          800          593
       Exempt from federal income taxes                       636          347        1,910        1,069
Interest on federal funds sold and
   other short-term investments                             2,022        1,012        4,702        2,260
                                                         --------     --------     --------     --------
       Total interest income                               12,251        9,813       34,581       27,520
                                                         --------     --------     --------     --------

Interest Expense:
Interest on deposits                                        1,729        1,178        4,457        3,286
Interest on short-term borrowings                               2            1            5            3
Interest on subordinated convertible debentures                50           50          148          148
                                                         --------     --------     --------     --------
       Total interest expense                               1,781        1,229        4,610        3,437
                                                         --------     --------     --------     --------
         Net interest income                               10,470        8,584       29,971       24,083
Provision for loan losses                                     200          225          500          625
                                                         --------     --------     --------     --------
         Net interest income after provision for loan
           losses                                          10,270        8,359       29,471       23,458
                                                         --------     --------     --------     --------

Operating Expense:
Salaries and employee benefits                             11,136        9,600       31,673       28,280
Occupancy                                                     522          499        1,462        1,443
Equipment                                                     732          716        2,128        2,146
Amortization of intangible assets                              70           42          156          128
Other operating expense                                     2,561        2,287        7,755        6,773
                                                         --------     --------     --------     --------
       Total operating expense                             15,021       13,144       43,174       38,770
                                                         --------     --------     --------     --------
         Income before taxes and discontinued
           operations                                       6,177        4,935       18,045       13,372
Income tax expense                                          2,205        1,670        6,397        4,546
                                                         --------     --------     --------     --------
         Net income from continuing operations              3,972        3,265       11,648        8,826
                                                         --------     --------     --------     --------
Loss from discontinued operations
   before income tax expense                                 (150)        (259)        (475)        (573)
Income tax benefit                                             62           87          198          191
                                                         --------     --------     --------     --------
Net loss from discontinued operations                         (88)        (172)        (277)        (382)

Net Income                                               $  3,884     $  3,093     $ 11,371     $  8,444
                                                         ========     ========     ========     ========
Basic Earnings Per Share:
       From continuing operations                        $    .48     $    .39     $   1.40     $   1.07
       From discontinued operations                          (.01)        (.02)        (.03)        (.05)
       Basic earnings per share                               .47          .37         1.37         1.02
Diluted Earnings Per Share:
       From continuing operations                        $    .47     $    .38     $   1.37     $   1.04
       From discontinued operations                          (.01)        (.01)        (.03)        (.04)
       Diluted earnings per share                             .46          .37         1.34         1.00

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

                                        CASS INFORMATION SYSTEMS, INC.


DATE: November 20, 2006                 By       /s/ Lawrence A. Collett
                                           -------------------------------------
                                                   Lawrence A. Collett
                                            Chairman and Chief Executive Officer
                                               (Principal Executive Officer)


DATE: November 20, 2006                 By      /s/ P. Stephen Appelbaum
                                           -------------------------------------
                                                  P. Stephen Appelbaum
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)