Form 10-K
period 2006-12-31
CASS INFORMATION SYSTEMS INC
filed 2007-03-15
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
    |X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

    |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ---- to -----------

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

                     Large accelerated filer: |_|        Accelerated filer: |X|
                     Non-accelerated filer:   |_|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                         Yes   |_|     No   |X|

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $218,020,000 based on the closing price of the common stock of $32.46 on June 30, 2006, as reported by the Nasdaq Global National Market.

As of March 9, 2007, the Registrant had 8,367,489 shares outstanding of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders.

                         CASS INFORMATION SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I.
Item 1.    BUSINESS                                                                                   1

Item 1A.   RISK FACTORS                                                                               3

Item 1B.   UNRESOLVED STAFF COMMENTS                                                                  7

Item 2.    PROPERTIES                                                                                 7

Item 3.    LEGAL PROCEEDINGS                                                                          7

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        7

PART II.
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                              8

Item 6.    SELECTED FINANCIAL DATA                                                                   10

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                                 10

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                28

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               30

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                                                       58

Item 9A.   CONTROLS AND PROCEDURES                                                                   58

Item 9B.   OTHER INFORMATION                                                                         59

PART III.

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE                                    59

Item 11.   EXECUTIVE COMPENSATION                                                                    59

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                                           60

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE                 60

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                    60

PART IV.

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                                60

           SIGNATURES                                                                                62

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause future performance to vary from expected performance summarized in the forward-looking statements, including those set forth in this paragraph and in the "Risk Factors" section of this report. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: the failure to successfully execute our corporate plan, the loss of key personnel or inability to attract additional qualified personnel, the loss of key customers, increased competition, the inability to remain current with rapid technological change, risks related to acquisitions, risks associated with business cycles and fluctuations in interest rates, utility and system interruptions or processing errors, rules and regulations governing financial institutions and changes in such rules and regulations, credit risk related to borrowers' ability to repay loans, concentration of loans to certain segments such as commercial enterprises, churches and borrowers in the St. Louis area which creates risks associated with adverse factors that may affect these groups and volatility of the price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

                                     PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. ("Cass" or "the Company") is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides freight invoice rating, payment, audit, accounting and transportation information to many of the nation's largest companies. It is also a processor and payer of utility invoices, including electricity, gas, and other facility related expenses. Additionally, Cass competes in the telecommunications expense management market which includes bill processing and payment services for telephone, data line, cellular and communication equipment expense. Also the Company, through its wholly owned bank subsidiary, Cass Commercial Bank ("the Bank"), provides commercial banking services. Its primary focus is to support the Company's payment operations and provide banking services to its target markets, which include privately owned businesses and churches and church-related ministries. Services include commercial, real estate and personal loans; checking, savings and time deposit accounts and other cash management services. The principal offices of the Company are at 13001 Hollenberg Drive, Bridgeton, Missouri 63044. Other operating locations are in Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Bank's headquarters are also located at the Bridgeton location and operates five other branches, four in the St. Louis metropolitan area and one in southern California.

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

Financial exchange - Since Cass is unique among its competition in that it owns a commercial bank; it is also able to manage the movement of funds from its customers to their suppliers. This is a distinguishing factor, which clearly requires the processing capability, operating systems and financial integrity of a banking organization. Cass provides immediate, accurate, controlled and protected funds management and transfer system capabilities for all of its customers. Old and costly check processing and delivery mechanisms are replaced with more efficient electronic cash management and funds transfer systems.

Cass' core competencies allow it to perform the highest levels of transaction processing in an integrated, efficient and systematic approach. Not only is Cass able to process the transaction, it is also able to collect the data defining the transaction and effect the financial payment governing its terms.

Cass' shared business processes - Accounting, Human Resources and Technology - support its core competencies. Cass' accounting function provides the internal control systems to ensure the highest levels of accountability and protection for customers. Cass' human resources department provides experienced people dedicated to streamlining business procedures and reducing expenses. Cass' technology is proven and reliable. The need to safeguard data and secure the efficiency, speed and timeliness that govern its business is a priority within the organization. The ability to leverage technology over its strategic units allows Cass the advantage of deploying technology in a proven and reliable manner without endangering clients' strategic business and system requirements.

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

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay(R), Transdata(R), TransInq(R), Ratemaker(R), Rate Advice(R), First Rate(R), Best Rate(R), Rate Exchange(R) and CassPort(R). The Company and its subsidiaries are not dependent on any one customer for a significant portion of their businesses. The Company and its subsidiaries have a varied client base with no individual client exceeding 10% of total revenue. The Bank does, however, target its services to privately held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri, Orange County, California and other selected cities located throughout the United States.

Employees

The Company and its subsidiaries had 659 full-time and 231 part-time employees as of December 31, 2006. Of these employees, the Bank had 64 full-time and 12 part-time employees.

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

Website Availability of SEC Reports

Cass files annual, quarterly and current reports with the Securities and Exchange Commission (the "SEC"). Cass will, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, make available free of charge on its website each of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports of Form 8-K, all amendments to those reports, and its definitive proxy statements. The address of Cass' website is: www.cassinfo.com. All reports filed with the SEC are available for reading and copying at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549-0213 or for more information call the Public Reference Room at 1-800-SEC-0330. The SEC also makes all filed reports, proxy statements and information statements available on its website at www.sec.gov.

The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Financial Information about Segments

The revenues from external customers, net income (loss) and total assets by segment, for the three years ended December 31, 2006, are set forth in Item 8,
Note 19 of this report.

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

Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, interest rate, market and liquidity, operational, compliance, business risks and enterprise-wide risks could be less effective than anticipated. As a result, the Company may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk.

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

Cass has identified four accounting policies as being "critical" to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. More information on Cass' critical accounting policies is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, interest rate changes, credit loss trends, low trading volume or currency fluctuations also could cause Cass' stock price to decrease regardless of the Company's operating results.

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

The Company has significant operations and customer base in Missouri, California, Ohio, Massachusetts, S. Carolina, and other regions where natural disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural disasters at times have disrupted the local economy, Cass' business and customers and have posed physical risks to Cass' property. A significant natural disaster could materially affect Cass' operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri. This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space. The Company also owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional production facilities are located in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through March 2009, Greenville, South Carolina where approximately 8,500 square feet of office space is leased through November 2013 and Wellington, Kansas where approximately 2,000 square feet of office space is leased through July 2011.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

                                                 PART  II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on The Nasdaq Global Market(R) under the symbol "CASS". As of March 2, 2007, there were 236 holders of record of the Company's common stock. High and low sale prices, as reported by Nasdaq and adjusted for the 50% stock dividends issued September 15, 2006 and September 15, 2005, for each quarter of 2006 and 2005 were as follows:

                          2006                        2005
                          ----                        ----
                    High         Low            High        Low
1st    Quarter    $ 23.793    $ 20.667        $ 18.218    $ 15.111
2nd    Quarter      35.507      24.233          19.111      16.667
3rd    Quarter      36.980      27.387          26.666      17.693
4th    Quarter      39.450      31.100          23.400      19.700

Cash dividends paid per share, restated for stock dividends, by the Company during the two most recent fiscal years were as follows:

                                 2006                        2005
                                 ----                        ----
March 15                        $ .107                      $ .093
June 15                           .106                        .093
September 15                      .107                        .094
December 15                       .120                        .107

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 150,000 shares of the Company's common stock. The Company repurchased 30,000 shares during 2006 for $870,000 and 63,997 shares for $1,434,000 in 2005. The Company did not repurchase any shares in the three months ended December 31, 2006. As of December 31, 2006, 120,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Securities Authorized for Issuance under Equity Compensation Plans

                                                                                       Number of securities
                                                                                      remaining available for
                                  Number of securities to      Weighted-average        future issuance under
                                  be issued upon exercise      exercise price of     equity compensation plans
                                  of outstanding options,    outstanding options,      (excluding securities
                                    warrants and rights       warrants and rights    reflected in column (a))
       Plan Category                      (a)                        (b)                        (c)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans                110,286                    $16.92                   503,492(2)
approved by security holders(1)

Equity compensation plans not               _                          _                        _
approved by security holders

Total                                    110,286                    $16.92                   503,492(2)

Note: All share information has been restated to reflect the 50% stock dividend on September 15, 2006.

(1) These plans are the Company's 1995 Performance-Based Stock Option Plan and 1995 Restricted Stock Bonus Plan.

(2) Includes 403,767 shares available for issuance under the 1995 Performance-Based Stock Option Plan and 99,725 shares available for issuance under the 1995 Restricted Stock Bonus Plan.

Refer to Note 14 to the consolidated financial statements for information concerning stock options and bonus plans.

Performance Quoted on The NASDAQ Stock Market for the last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in the NASDAQ stock market
(US) and in the index of NASDAQ computer and data processing stocks. The graph assumes $100 was invested on December 31, 2001, with dividends reinvested. Returns are based on period end prices.


[TABULAR REPRESENTATION OF LINE CHART]

                                             Cass                Nasdaq               Nasdaq Computer
                                          Information        Stock Market               and Data
     Date                                  Systems, Inc.          (US)              Processing Stocks
 12/31/2001       12/31/2001                100.000             100.000                  100.000
  1/31/2002                                 100.000              99.239                   99.475
  2/28/2002                                 102.347              88.920                   89.641
  3/28/2002                                 103.253              94.751                   92.274
  4/30/2002                                 102.039              86.879                   78.120
  5/31/2002                                 103.150              83.047                   73.128
  6/28/2002                                 103.271              75.524                   73.336
  7/31/2002                                 101.180              68.628                   64.407
  8/30/2002                                  95.390              67.899                   64.729
  9/30/2002                                  96.848              60.597                   56.729
 10/31/2002                                  97.601              68.875                   68.573
 11/29/2002                                 101.993              76.553                   77.599
 12/31/2002       12/31/2002                108.942              69.131                   68.957
  1/31/2003                                 112.485              68.383                   67.416
  2/28/2003                                 117.445              69.344                   67.019
  3/31/2003                                 117.154              69.544                   67.179
  4/30/2003                                 144.467              75.865                   72.393
  5/30/2003                                 117.823              82.526                   76.203
  6/30/2003                                 134.353              83.850                   77.940
  7/31/2003                                 131.183              89.627                   80.652
  8/29/2003                                 140.537              93.536                   84.341
  9/30/2003                                 149.215              92.320                   85.085
 10/31/2003                                 140.116              99.753                   87.817
 11/28/2003                                 135.656             101.231                   87.277
 12/31/2003       12/31/2003                150.919             103.365                   90.849
  1/30/2004                                 151.785             106.429                   93.257
  2/27/2004                                 156.886             104.426                   89.483
  3/31/2004                                 172.362             102.648                   84.879
  4/30/2004                                 180.286              99.246                   83.380
  5/28/2004                                 195.836             102.542                   86.922
  6/30/2004                                 201.938             105.693                   92.317
  7/30/2004                                 204.222              97.626                   85.305
  8/31/2004                                 190.269              95.235                   81.812
  9/30/2004                                 188.721              98.077                   86.327
 10/29/2004                                 188.721             102.053                   90.951
 11/30/2004                                 179.540             108.341                   97.042
 12/31/2004       12/31/2004                179.284             112.489                  100.044
  1/31/2005                                 182.567             106.636                   96.195
  2/28/2005                                 188.184             106.030                   92.820
  3/31/2005                                 198.591             103.334                   90.288
  4/29/2005                                 196.012              99.574                   89.698
  5/31/2005                                 206.329             107.273                   96.440
  6/30/2005                                 212.623             106.837                   94.540
  7/29/2005                                 230.331             113.655                   97.727
  8/31/2005                                 286.280             111.852                   99.133
  9/30/2005                                 244.379             111.942                   98.925
 10/31/2005                                 257.652             110.504                  100.803
 11/30/2005                                 249.806             116.531                  105.543
 12/30/2005       12/30/2005                260.522             114.881                  103.436
  1/31/2006                                 260.718             119.953                  107.815
  2/28/2006                                 262.484             118.760                  102.902
  3/31/2006                                 281.419             121.855                  106.272
  4/28/2006                                 353.962             120.896                  104.152
  5/31/2006                                 394.255             113.602                   96.318
  6/30/2006                                 385.163             113.602                   99.569
  7/31/2006                                 395.604             109.271                   97.015
  8/31/2006                                 421.214             114.122                  102.410
  9/29/2006                                 394.115             118.051                  108.526
 10/31/2006                                 445.298             123.832                  114.581
 11/30/2006                                 459.939             127.068                  118.124
 12/29/2006       12/29/2006                432.035             126.216                  116.086

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands, except per share data)       2006         2005         2004          2003        2002
----------------------------------------------------------------------------------------------------------------
Fee revenue and other income                      $42,821     $  38,653    $  34,047     $  32,371    $  28,030
Interest income on loans (1)                       36,164        32,214       27,055        25,601       26,197
Interest income on debt and equity securities       3,627         2,441        2,558         2,033        4,733
Other  interest income                              7,262         3,596        1,120           609          687
   Total interest income                           47,053        38,251       30,733        28,243       31,617
Interest expense on deposits                        6,414         4,486        3,024         1,847        2,240
Interest expense on short-term borrowings               7             5            1            14           33
Interest on subordinated convertible debenture    s   198           196           70            --           --
       Total interest expense                       6,619         4,687        3,095         1,861        2,273
   Net interest income                             40,434        33,564       27,638        26,382       29,344
Provision for loan losses                           1,150           775          550           190          500
   Net interest income after provision             39,284        32,789       27,088        26,192       28,844
Operating expense                                  58,277        55,216       47,045        47,383       46,575
   Income before income tax expense                23,828        16,226       14,090        11,180       10,299
   Income tax expense                               8,367         4,982        4,209         3,385        2,987
----------------------------------------------------------------------------------------------------------------
Income from continuing operations                 $15,461     $  11,244    $   9,881     $   7,795    $   7,312
----------------------------------------------------------------------------------------------------------------
Net (loss) income from discontinued operations       (395)         (298)      (1,876)          107           --
Net income                                         15,066        10,946        8,005         7,902        7,312
Diluted earnings per share from
   continuing operations                             1.82     $    1.33    $    1.17     $     .93    $     .87
Diluted  earnings per share                          1.77          1.29          .95           .95          .87
Dividends per share                                   .440          .387         .365          .339         .315
----------------------------------------------------------------------------------------------------------------
Dividend payout ratio                               24.31%       29.24%        37.79%        35.61%       35.94%
Average total assets                              $839,208    $ 776,899    $ 709,518     $ 626,451     $602,446
Average net loans                                 516,164       506,898      471,412       438,072      399,018
Average debt and equity securities                 91,555        71,037       78,745        57,729       97,668
Average total deposits                            278,546       290,555      292,379       249,951      240,640
Average subordinated convertible debentures         3,700         3,700        1,314            --           --
Average total shareholders' equity                 79,736        71,892       65,804        61,346       57,300
----------------------------------------------------------------------------------------------------------------
Return on average total assets                       1.80%         1.41%         1.13%         1.26%       1.21%
Return on average equity                            18.89%        15.23        12.16         12.88        12.76
Average equity to assets ratio                       9.50          9.25         9.27          9.79         9.51
Equity to assets ratio at year-end                   9.78          9.20         9.71         10.03        10.59
Net interest margin                                  5.50          4.95         4.48          4.85         5.60
Allowance for loan losses to loans at year-end       1.31          1.19         1.21          1.17         1.22
Nonperforming assets to loans and foreclosed
   assets                                             .16           .28          .18          1.12         3.50
Net loan charge-offs (recoveries) to average
   loans outstanding                                 .16            .10           --         (0.01)        0.03
----------------------------------------------------------------------------------------------------------------
1. Interest income on loans includes net loan fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2006, 2005 and 2004. All share and per share data have been restated to give effect to the 10%, 50% and 50% stock dividends issued on March 15, 2004, September 15, 2005 and September 15, 2006, respectively. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

Executive Overview

Cass Information Systems, Inc. provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries.

The specific payment and information processing services provided to each customer are developed individually to meet each customer's requirements, which can vary greatly. In addition, the degree of automation such as electronic data interchange ("EDI"), imaging, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general, however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates, which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest paid on its deposits. The Bank also assesses fees on other services such as cash management services.

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

On December 30, 2005, the Company's bank subsidiary sold the operating assets of its wholly owned subsidiary, Government e-Management Solutions, Inc. ("GEMS"). The assets, liabilities and operating results of GEMS have been presented as discontinued operations for all periods.

In the fourth quarter 2005, the Company recognized a $3,100,000 impairment charge on its investment in a private imaging company. As of December 31, 2006, the Company's remaining financial interest in this entity was a $350,000 line of credit.

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

The Company had an excellent year in 2006; surpassing management's expectations. Total fee revenue and other income from continuing operations increased $4,168,000 or 11% and net interest income increased $6,495,000 or 20% while increases in total operating expenses were held to $3,061,000 or 6%. These results were driven by a 2,882,000 or 10% increase in items processed, $3,499,184,000 or 21% increase in dollars processed and strong expense control combined with a rise in the general level of interest rates. The asset quality of the Company's loans and investments remains strong.

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

Pension Plans. The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2006, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 13 to the Consolidated Financial Statements. In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of its fiscal year-end. The Company recognized the required changes and disclosures in its consolidated 2006 financial statements.

Summary of Results

                                                        December 31,                               % Change
                                          ----------------------------------------         --------------------------
(In thousands, except per share data)        2006          2005           2004             2006 v 2005    2005 v 2004
---------------------------------------------------------------------------------------------------------------------
Total Processing Volume                        30,885        28,003         25,045            10.3%          11.8%
Total Processing Dollars                  $19,871,281   $16,372,097    $13,452,868            21.4%          21.7%
Payment and Processing Fees                   $40,343       $35,901        $30,695            12.4%          17.0%
Net Investment Income                         $39,284       $32,789        $27,088            19.8%          21.0%
Total Net Revenues                            $82,105       $71,442        $61,135            14.9%          16.9%
Average Earning Assets                       $762,397      $697,285       $643,847             9.3%           8.3%
Net Interest Margin*                            5.50%         4.95%          4.48%            11.1%          10.5%
Impairment of Equity Investment                    --        $3,100             --              N/A            N/A
Net Income from Continuing Operations         $15,461       $11,244         $9,881            37.5%          13.8%
Diluted EPS from Continuing Operations          $1.82         $1.33          $1.17            36.8%          13.7%
Net Income                                    $15,066       $10,946         $8,005            37.6%          36.7%
Diluted Earnings per Share                      $1.77         $1.29           $.95            37.2%          35.8%
Return on Average Assets                        1.80%         1.41%          1.13%
Return on Average Equity                       18.89%        15.23%         12.16%
---------------------------------------------------------------------------------------------------------------------

*    Presented on a tax-equivalent basis

The results of 2006 compared to 2005 include the following significant items:

     Payment and processing fee revenue from continuing operations increased as the number of transactions processed increased. This increase was driven mainly by the expansion of the Company's customer base and number of services offered. It is the Company's strategy to expand processing revenue by 1) actively marketing the Company's existing product lines in freight, utility, and telecom payment and processing, 2) expanding the Company's service offerings to the markets currently served and 3) expanding into new markets by leveraging its payment and processing capabilities. The August 2006 acquisition of NTransit, Inc. was part of this strategy.

     Net interest income after provision for loan losses increased $6,495,000 due to an increase in the general level of interest rates and a $65,112,000 increase in average earning assets. The net interest margin on a tax equivalent basis was 5.50% in 2006 compared to 4.95% in 2005. The growth in average earning assets was funded mainly by increases in accounts and drafts payable due to the increase in dollars processed.

     There were no gains from the sale of securities in 2006 compared to gains of $547,000 last year. Bank service fees increased $90,000 or 6% to $1,625,000. Other income from continuing operations remained fairly constant, $853,000 in 2006 and $670,000 in 2005. Operating expenses from continuing operations increased $3,061,000 due mainly to expenses relating to the increase in processing activity.

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

     Gains from the sale of securities decreased $498,000 to $547,000 compared to 2004's $1,045,000. Bank service fees decreased $184,000 or 11% to $1,535,000 due primarily to the fact that as the earnings credit rate granted customers on their account balances increases with the general level of interest rates, the amount of service fees charged decreases. Other income from continuing operations remained fairly constant, $670,000 in 2005 and $588,000 in 2004. Excluding the $3,100,000 impairment charge relating to the Company's investment in a private imaging company, operating expenses from continuing operations increased $5,071,000 due mainly to expenses relating to the increase in processing activity along with the additional expenses related to the telecom group which was acquired in August 2004.

     In addition to the factors above relating to the results of continuing operations for 2005, net income, diluted earnings per share, return on assets and return on equity were also affected by a $298,000 net loss from GEMS' discontinued operations which included a $1,336,000 gain on the sale of its operating assets.

Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes, fee revenue and other income for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                                        December 31,                               % Change
                                          ----------------------------------------         --------------------------
(In thousands)                               2006          2005           2004             2006 v 2005    2005 v 2004
---------------------------------------------------------------------------------------------------------------------
Freight Invoice Transaction Volume           24,220         22,348          19,847             8.4%          12.6%
Freight Invoice Dollar Volume           $14,199,389    $11,949,052      $9,752,203            18.8%          22.5%
Utility Transaction Volume                    6,665          5,655           5,198            17.9%           8.8%
Utility Transaction Dollar Volume        $5,671,892     $4,423,045      $3,700,665            28.2%          19.5%
Payment and processing revenue              $40,343        $35,901         $30,695            12.4%          17.0%
Bank service fees                            $1,625         $1,535          $1,719             5.9%         (10.7%)
Gains on sales of investment securities          --           $547          $1,045              N/A         (47.7%)
Other                                          $853           $670            $588            27.3%          13.9%
---------------------------------------------------------------------------------------------------------------------

Fee revenue and other income in 2006 compared to 2005 include the following significant pre-tax components:

Freight volume increased by 1,872,000 transactions during the past year. This increase was due mainly to a significant amount of new business in 2006. In addition to these factors, higher dollar volume during the last three years has been affected by higher dollars processed per shipment due to escalating fuel costs and an increase in general economic activity. Utility volume also experienced solid growth, adding more than 1,010,000 transactions in 2006. This growth was due mainly to new business. These transaction volume increases drove most of the $4,442,000 increase in payment and processing revenue.

Fee revenue and other income in 2005 compared to 2004 include the following significant pre-tax components:

Freight volume increased by 2,501,000 transactions during this time period. This increase was due mainly to the assimilation of a significant amount of new business in 2005 and the continuation of a strong business climate for many companies in the customer base. In addition to these factors, higher dollar volume during the last three years has been affected by higher dollars processed per shipment due to escalating fuel costs and an increase in general economic activity. Utility volume also experienced solid growth, adding more than 450,000 transactions in 2005. This growth was due mainly to new business. While new business grew about the same rate as in the past, the Company was negatively impacted by the loss of two high transaction customers, which accounted for a decrease of 175,000 transactions. The loss of these two customers was not material from a profitability standpoint. The higher rate of growth in utility dollars compared to utility volume was due to the conversion of a large customer to payables from data entry only, an increasing market share in the industrial vertical market which generates higher dollars per bill and higher commodity costs that raise the average dollars per bill. These transaction volume increases drove most of the $5,206,000 increase in payment and processing revenue. The telecom group, which was acquired in August 2004, contributed $2,493,000 of payment and processing fees for 2005 and $538,000 in 2004.

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

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors for the three periods ended December 31, 2006, 2005 and 2004:

                                                                              % Change       % Change
(In Thousands)                            2006        2005        2004      2006 v. 2005    2005 v. 2004
--------------------------------------------------------------------------------------------------------
Average earning assets                  $762,397    $697,285    $643,847        9.3%            8.3%
Net interest income                       41,950      34,534      28,838       21.4%           19.8%
Net interest margin*                       5.50%       4.95%       4.48%       11.1%           10.5%
Yield on earning assets                    6.37%       5.62%       4.96%       13.3%           13.3%
Rate on interest bearing liabilities       3.62%       2.45%       1.64%       47.8%           49.4%
--------------------------------------------------------------------------------------------------------

*Presented on a tax-equivalent basis
Net interest income in 2006 compared to 2005:

     The increase in net interest income was caused by the combination of a significant increase in earning assets combined with a significant increase in net interest margin. The increase in earning assets was funded mainly by the increase in accounts and drafts payable due to the increased dollars processed. The increase in net interest margin was due mainly to the rise in the general level of interest rates and also the increase in the amount of earning assets. The Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. Conversely, the Company is negatively affected by decreases in the level of interest rates. This is primarily due to the non-interest-bearing liabilities generated by the Company in the form of accounts and drafts payable. More information is contained in the tables below and in Item 7A of this report.

     Total average loans increased $9,401,000 or 2% to $522,367,000. This increase was attributable to new business relationships. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

     Total average investment in debt and equity securities decreased $20,518,000 or 29% to $91,555,000. The investment portfolio will expand and contract over time as the interest rate environment changes and the Company manages its liquidity and interest rate position. Total average federal funds sold and other short-term investments increased $35,193,000 or 31% to $148,475,000. This increase was funded by the increase in accounts and drafts payable.

     The Bank's average interest-bearing deposits remained relatively flat with a $8,027,000 or 4% decrease compared to the prior year due to the Company's increase in liquidity and resulting decreased need for higher-cost funding. Average demand deposits decreased $3,982,000 or 4% due to the fact that balances and service fees associated with these deposits decrease as the credit allowance for non-interest bearing deposits increases due to the general level of interest rate increases. Average rates paid on interest-bearing liabilities increased from 2.45% to 3.61% as the general level of interest rates increased. This represents increased rate competition for savings deposits and certificates of deposit in the markets served by the Company's subsidiary bank.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

                                                     2006                         2005                             2004
                                         ---------------------------   ----------------------------    ---------------------------
                                                   Interest                       Interest                       Interest
                                          Average   Income/   Yield/    Average    Income/   Yield/     Average   Income/   Yield/
(Dollars in thousands)                    Balance   Expense     Rate    Balance    Expense     Rate     Balance   Expense     Rate
==================================================================================================================================
Assets(1)
Earning assets:
   Loans (2,3):
     Taxable                             $516,958   $35,923     6.95%  $508,151    $32,012     6.30%   $471,995   $26,807     5.68%
     Tax-exempt (4)                         5,409       371     6.86      4,815        310     6.44       5,239       376     7.18
   Securities (5):
     Taxable                               24,506     1,052     4.29     28,610        831     2.90      26,603       476     1.79
     Tax-exempt (4)                        67,049     3,961     5.91     42,427      2,472     5.83      52,142     3,154     6.05
   Federal funds sold and other
     short-term investments               148,475     7,262     4.89    113,282      3,596     3.17      87,868     1,120     1.27
----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                      762,397    48,569     6.37    697,285     39,221     5.62     643,847    31,933     4.96
Nonearning assets:
   Cash and due from banks                 28,645                        28,874                          23,035
   Premises and equipment, net             12,641                        11,269                          12,034
   Bank owned life insurance               11,763                        11,298                          10,874
   Goodwill and other
     intangibles, net                       6,167                         5,499                           2,381
   Other assets                            23,531                        22,541                          16,485
   Assets related to discontinued
   operations                                 267                         6,201                           6,684
Allowance for loan losses                  (6,203)                       (6,068)                         (5,822)
----------------------------------------------------------------------------------------------------------------------------------
Total assets                              839,208                      $776,899                        $709,518
----------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                             $71,043    $1,831     2.58    $80,976     $1,485     1.83%   $ 73,792   $   845    1.15%
   Savings deposits                        25,113       730     2.91     26,622        458     1.72      29,712       293      .99
   Time deposits of
     $100 or more                          53,550     2,556     4.77     43,967      1,401     3.19      49,540     1,160     2.34
   Other time deposits                     29,511     1,297     4.40     35,679      1,142     3.20      34,754       726     2.09
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits           179,217     6,414     3.58    187,244      4,486     2.40     187,798     3,024     1.61
   Short-term borrowings                      161         7     4.46        165          5     3.03          91         1     1.10
   Subordinated convertible
     debentures                             3,700       198     5.35      3,700        196     5.30       1,314        70     5.33
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                            183,078     6,619     3.62    191,109      4,687     2.45     189,203     3,095     1.64
Noninterest-bearing liabilities:
   Demand deposits                         99,329                       103,311                         104,581
   Accounts and drafts payable            468,303                       401,258                         341,247
   Other liabilities                        8,107                         7,472                           6,896
Liabilities related to
discontinued operations                       655                         1,857                           1,787
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                         759,472                       705,007                         643,714
Shareholders' equity                       79,736                        71,892                          65,804
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                   839,208                      $776,899                        $709,518
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                 $41,950                        $34,534                        $28,838
Net interest margin                                   5.50%                          4.95%                          4.48%
Interest spread                                       2.75%                          3.17%                          3.32%
==================================================================================================================================

1.   Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
3. Interest income on loans includes net loan fees of $213,000, $161,000 and $178,000 for 2006, 2005 and 2004, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% for 2006 and 2005 and 34% for 2004. The tax-equivalent adjustment was approximately $1,516,000, $970,000 and $1,200,000 for 2006, 2005 and
     2004, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

                                                  2006 Over 2005                        2005 Over 2004
                                           ------------------------------        ------------------------------
(Dollars in thousands)                     Volume(1)    Rate(1)    Total         Volume(1)    Rate(1)     Total
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (2,3):
     Taxable                                    $563     $3,348    $3,911           $2,146     $3,059    $5,205
     Tax-exempt (4)                               40         21        61              (29)       (37)      (66)
   Securities:
     Taxable                                    (132)       352       220               38        317       355
     Tax-exempt (4)                            1,454         36     1,490             (570)      (112)     (682)
   Federal funds sold and other
     short-term investments                    1,338      2,328     3,666              402      2,074     2,476
----------------------------------------------------------------------------------------------------------------
Total interest income                         $3,263     $6,085    $9,348           $1,987     $5,301    $7,288
----------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits             (199)       545       346               89        551       640
   Savings deposits                              (27)       299       272              (33)       198       165
   Time deposits of $100 or more                 352        803     1,155             (141)       382       241
   Other time deposits                          (220)       375       155               20        396       416
   Short-term borrowings                          --          2         2                1          3         4
   Subordinated convertible debenture             --          2         2              126          0       126
----------------------------------------------------------------------------------------------------------------
Total interest expense                           (94)     2,026     1,932               62      1,530     1,592
----------------------------------------------------------------------------------------------------------------
Net interest income                           $3,357     $4,059    $7,416           $1,925     $3,771    $5,696
----------------------------------------------------------------------------------------------------------------

1. The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
2.   Average balances include nonaccrual loans.
3.   Interest income includes net loan fees.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% for 2006 and 2005 and 34% for 2004.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $504,125,000 and represented 59% of the Company's total assets as of December 31, 2006 and generated $36,164,000 in revenue during the year then ended. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2006.

Loans by Type
(At December 31)

(Dollars in thousands)             2006        2005        2004        2003        2002
-----------------------------------------------------------------------------------------
Commercial and industrial        $113,162    $146,892    $117,777    $103,638    $101,116
Real estate:
   Commercial/church mortgage     352,044     348,554     346,711     330,150     282,125
   Construction                    29,779      28,170      25,838      19,298      39,175
Industrial revenue bonds            6,293       4,514       4,955       5,373       5,773
Installment                            --         107       1,741       1,911       1,918
Other                               2,847       1,069       3,426       8,662       4,582
-----------------------------------------------------------------------------------------
Total loans                      $504,125    $529,306    $500,448    $469,032    $434,689
-----------------------------------------------------------------------------------------

Loans by Maturity
(At December 31, 2006)

                                   One Year                 Over 1 Year                Over
                                    Or Less               Through 5 Years            5 Years
                                    -------               ---------------            -------
                                Fixed    Floating          Fixed    Floating       Fixed    Floating
(Dollars in thousands)           Rate        Rate           Rate     Rate(1)        Rate     Rate(1)     Total
-----------------------------------------------------------------------------------------------------------------
Commercial and industrial    $  3,507    $ 16,804      $  24,374    $ 58,536    $  6,528     $ 3,413    $ 113,162
Real estate:

     Commercial/church         50,411      16,106        259,565      24,082         605       1,275      352,044
     Construction               9,921      12,373          7,485          --          --          --       29,779
Industrial revenue bonds           55          --          3,010          --       3,228          --        6,293
Other                           1,147          28            847         638          --         187        2,847
-----------------------------------------------------------------------------------------------------------------
Total loans                  $ 65,041    $ 45,311       $295,281    $ 83,256    $ 10,361    $  4,875    $ 504,125
-----------------------------------------------------------------------------------------------------------------

(1)Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

The Company has no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table and discussed in Item 8, Note 5 of this report. As can be seen in the loan composition table above and discussed in Item 8, Note 5, the Company's primary market niche for banking services is privately held businesses and churches and church-related ministries.

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

Loan portfolio changes from December 31, 2005 to December 31, 2006:

     Total loans decreased $25,181,000 or 5% to $504,125,000. This decrease was due mainly to the reduction in commercial and industrial loans as loans were paid down. At year-end, church and church-related real estate and construction credits totaled $226,664,000, which represents a 14% increase over 2005. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 5.

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

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $1,150,000 in 2006, $775,000 in 2005 and $550,000 in 2004. The amount of the provisions for loan losses was derived from the Company's quarterly analysis of the allowance for loan losses in relation to probable losses in the loan portfolio. The larger provision made in 2006 was primarily the result of reserves made for specific problem loans. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan charge-offs of $842,000 in 2006, net loan charge-offs of $528,000 in 2005 and net loan charge-offs of $19,000 in 2004. The allowance for loan losses was $6,592,000 at December 31, 2006, compared to $6,284,000 at December 31, 2005 and $6,037,000 at December 31, 2004. The
year-end 2006 allowance represented 1.31% of outstanding loans, compared to 1.19% at year-end 2005 and 1.21% at year-end 2004. From December 31, 2005 to December 31, 2006, the level of nonperforming loans decreased $669,000 from $1,464,000 to $795,000, which represents .16% of outstanding loans. Nonperforming loans are more fully explained in the section entitled "Nonperforming Assets".

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific valuation allowances on commercial, commercial real estate, and construction loans based on individual review of these loans and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation. The Company assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on derived loss experience over prescribed periods. In addition to the amounts derived from the loan grades, a portion is added to the general reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the balance in the account. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Loan Loss Experience

                                                                                December 31,
(Dollars in thousands)                                       2006        2005        2004        2003        2002
--------------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                               $6,284      $6,037      $5,506      $5,293      $4,906
--------------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial and industrial loans and
     industrial revenue bonds (IRB's)                           864         532          --          --         152
   Real estate:
        Commercial/church mortgage                               --          22          48          --          --
        Construction                                             --          --          --          --          --
   Other                                                         --           1          --           2          --
--------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                         864         555          48           2         152
--------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off:
   Commercial, industrial and IRB's                              22          10          29          25          39
Real estate:
         Commercial/church mortgage                              --          13          --          --          --
Construction                                                     --          --          --          --          --
Installment                                                      --           4          --          --          --
--------------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged-off                 22          27          29          25          39
====================================================================================================================
Net loans charged-off (recovered)                               842         528          19         (23)        113
Provision charged to expense                                  1,150         775         550         190         500
--------------------------------------------------------------------------------------------------------------------
Allowance at end of year                                     $6,592      $6,284      $6,037      $5,506      $5,293
--------------------------------------------------------------------------------------------------------------------
Loans outstanding:
   Average                                                 $522,367    $512,966    $477,234    $443,452    $404,093
   December 31                                              504,125     529,306     500,448     469,032     434,689
Ratio of allowance for loan losses to loans outstanding:
   Average                                                     1.26%       1.23%       1.26%       1.24%       1.31%
   December 31                                                 1.31%       1.19%       1.21%       1.17%       1.22%
Ratio of net charge-offs (recoveries) to
   average loans outstanding                                    .16%        .10%          --       (.01)%       .03%
--------------------------------------------------------------------------------------------------------------------
Allocation of allowance for loan losses(1):
   Commercial, industrial and IRB's                          $3,507      $3,419      $3,066      $2,575      $2,167
   Real estate:
     Commercial/church mortgage                               2,723       2,645       2,742       2,761       2,780
Construction                                                    271         200         207         152         302
   Other loans                                                   91          20          22          18          44
--------------------------------------------------------------------------------------------------------------------
Total                                                        $6,592      $6,284      $6,037      $5,506      $5,293
--------------------------------------------------------------------------------------------------------------------
Percent of categories to total loans:
   Commercial and industrial and IRB's                         22.5%       28.6%       24.5%       23.2%       24.6%
   Real estate:
        Commercial/church mortgage                             69.8        65.9        69.3        70.4        64.9
        Construction                                            5.9         5.3         5.2         4.1         9.0
   Other                                                        1.8          .2         1.0         2.3         1.5
--------------------------------------------------------------------------------------------------------------------
Total                                                         100.0%      100.0%      100.0%      100.0%      100.0%
--------------------------------------------------------------------------------------------------------------------

(1)Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectability of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual and renegotiated loans, which would have been recorded under the original terms of the loans, was approximately $152,000 for the year ended December 31, 2006. Of this amount, approximately $25,000 was actually recorded as interest income on such loans.

Total nonaccrual commercial loans consists of three loans totaling $795,000 that relate to businesses that are for sale or are in the process of liquidation. Reserves have been established for the estimated loss exposure.

At December 31, 2006, approximately $7,415,000 of loans not included in the table below were identified by management as having potential credit problems. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $3,865,000 related to one borrower that was renegotiated in 2003 and, although current under the new terms of the contract, management believes, due to the financial condition of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement. The remaining loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

The Company does not have any foreign loans. The Company's loan portfolio does not include a significant amount of single family real estate mortgages as the Company does not market its services to retail customers.

The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Summary of Nonperforming Assets

                                                             December 31,
                                          ----------------------------------------------
(Dollars in thousands)                     2006     2005       2004     2003      2002
-----------------------------------------------------------------------------------------
Commercial, industrial and IRB's:
   Nonaccrual                             $ 795    $   983    $ 297    $  318    $    51
Contractually past due 90 days
     or more and still accruing              --         --       --        --         --
   Renegotiated loans                        --         --       --     2,240         --
Real estate-construction on nonaccrual       --         --       --        --         --
Real estate-mortgage:
   Nonaccrual                                --         --       69     1,207         --
   Contractually past due 90 days
     or more and still accruing              --        481        4       147      3,388
   Renegotiated loans                        --         --      168       481      4,252
Other loans contractually past due 90
   days and still accruing                   --         --       --        --      1,503
-----------------------------------------------------------------------------------------
Total nonperforming loans                   795      1,464      538     4,393      9,194
-----------------------------------------------------------------------------------------
Total foreclosed assets                      --         --      375       859      6,241
-----------------------------------------------------------------------------------------
Total nonperforming assets                $ 795    $ 1,464    $ 913    $5,252    $15,435
=========================================================================================

Operating Expenses from Continuing Operations

Operating expenses from continuing operations in 2006 compared to 2005 include the following significant pre-tax components:

     Salaries and employees benefits expense increased $4,632,000 or 12% to $42,676,000. This is mainly attributable to additional staff related to the increase in processing volume, annual salary increases and the associated increase in benefit expenses.

     Occupancy expense increased $38,000 or 2% to $1,979,000.

     Equipment expense increased $133,000 or 5% to $2,928,000. This increase is primarily due to depreciation related to capital expenditures in 2005 and 2006.

     Amortization of intangibles increased $54,000 or 31% to $226,000 due to the intangible assets acquired in the acquisition of NTransit in July 2006.

     Other operating expense increased $1,304,000 or 14% to $10,468,000. This increase related to several factors including a $443,000 increase in advertising and business development expense as the Company expanded its marketing efforts and a $402,000 increase in outside services, which reflects higher auditing and legal activities. In addition, promotional expense increased $262,000 because of the Company's 100th year anniversary activities and increases in charitable contributions. Postage, and delivery expense increased $178,000 due to increased processing volume. More details on the components of other operating expenses are contained in Item 8, Note 15 of this report.

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

     Other operating expense increased $599,000 or 7% to $9,164,000. This increase relates to several factors including an $186,000 increase in advertising and business development expense as the Company expanded its marketing efforts and a $235,000 increase in outside services, which reflects higher auditing and legal activities. In addition, postage, printing and supplies expense increased $95,000 due to increased processing volume and a $96,000 increase in telecommunications expense was related to an increase in the Company's business activities. The increase in operating expense that relates to the fact that Cass' telecom group was not held for the entire year during 2004 totaled $546,000. More details on the components of other operating expenses are contained in Item 8, Note 15 of this report.

Income Tax Expense

Income tax expense from continuing operations in 2006 totaled $8,367,000 compared to $4,982,000 in 2005 and $4,209,000 in 2004. When measured as a percent of income before income taxes and discontinued operations, the Company's effective tax rate was 35% in 2006, 31% in 2005 and 30% in 2004. The effective tax rate varies from year-to-year primarily due to changes in the Company's amount of investment in tax-exempt municipal bonds and income recognized on bank owned life insurance. The Company's income tax (benefit) expense from discontinued operations was ($280,000), $557,000 and ($947,000) with effective rates of 41%, 215% and 34% for the years 2006, 2005 and 2004, respectively. The increase from 2004 to 2005 was primarily the result of differences between book and tax valuations resulting from the foreclosure, consolidation and sale of GEMS.

Investment Portfolio

Investment portfolio changes from December 31, 2005 to December 31, 2006:

     U.S. Treasury securities decreased $6,006,000 or 26% to $16,824,000. U.S. government-sponsored corporation and agency securities decreased $1,993,000 or 40% to $2,985,000. State and political subdivision securities increased $15,886,000 or 24% to $82,207,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management's assessment of current and future interest rates, changes in loan demand, changes in the Company's sources of funds and the economic outlook. During this period the size of the investment portfolio increased as the Company employed a portion of the increase in accounts and drafts payable. The changes in asset mix reflect the relative interest rates of the alternative investments and management's liquidity and interest rate forecasts at the time funds became available for investment.

Investment portfolio changes from December 31, 2004 to December 31, 2005:

     U.S. Treasury securities increased $931,000 or 4% to $22,830,000. U.S. government corporation and agency securities decreased $1,116,000 or 18% to $4,978,000. State and political subdivision securities increased $17,788,000 or 37% to $66,321,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management's assessment of current and future interest rates, changes in loan demand, changes in the Company's sources of funds and the economic outlook. During this period the size of the investment portfolio increased as the Company employed a portion of the increase in accounts and drafts payable. The changes in asset mix reflect the relative interest rates of the alternative investments and management's liquidity and interest rate forecasts at the time funds became available for investment.

There was no single issuer of securities in the investment portfolio at December 31, 2006, other than U.S. government-sponsored corporations and agencies, for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investment by Type

                                                                   December 31,
                                                       ----------------------------------
(Dollars in thousands)                                   2006          2005        2004
------------------------------------------------------------------------------------------
U.S. Treasury securities                               $  16,824    $  22,830    $ 21,899
U.S. government-sponsored corporations and agencies        2,985        4,978       6,094
State and political subdivisions                          82,207       66,321      48,533
Stock of the Federal Home Loan Bank                          451          448         403
Stock of the Federal Reserve Bank                            282          282         201
------------------------------------------------------------------------------------------
Total investments                                      $ 102,749    $  94,859    $ 77,130
------------------------------------------------------------------------------------------

Investment in Debt Securities by Maturity
(At December 31, 2006)

                                                        Within      Over 1 to    Over 5 to     Over
(Dollars in thousands)                                  1 Year       5 Years     10 Years    10 Years    Yield
---------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                               $  16,824    $      --    $     --    $     --    4.86%
U.S. government-sponsored corporations
   and agencies                                            1,515        1,470          --          --    4.30%
State and political subdivisions(1)                           --       25,327      54,737       2,143    5.83%
---------------------------------------------------------------------------------------------------------------
Total investment in debt securities                    $  18,339    $  26,797    $  54,737   $  2,143
---------------------------------------------------------------------------------------------------------------
Weighted average yield                                     4.85%        5.10%       6.14%       6.01%    5.62%
---------------------------------------------------------------------------------------------------------------

1. Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits decreased $9,809,000 or 8% from December 31, 2005 to $106,587,000 at December 31, 2006. The average balances of these deposits decreased $3,982,000 or 4% from 2005 to $99,329,000 in 2006. The decrease in ending balances relates mainly to normal daily fluctuations in these accounts. These balances are mainly maintained by commercial customers and churches and can fluctuate significantly on a daily basis. Therefore, management believes that average balances are a more meaningful measure of deposit trends.

Interest-bearing deposits increased $12,705,000 or 7% from December 31, 2005 to $183,307,000 at December 31, 2006. The average balances of these deposits declined to $179,217,000 in 2006 from $187,244,000 in 2005, as some customers transferred funds to higher-yielding accounts at other financial institutions.

Accounts and drafts payable generated by the Company in its payment processing operations increased $22,582,000 or 5% from December 31, 2005 to $468,393,000 at December 31, 2006. The average balances of these funds increased $67,045,000 or 17% from 2005 to $468,303,000 in 2006. These increases relate to the increase in dollars processed. Due to the Company's payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposits of $100,000 or More
(At December 31, 2006)

(Dollars in thousands)
--------------------------------------------------------------------------------
Three months or less                                                   $  28,315
Three to six months                                                       24,002
Six to twelve months                                                       6,364
Over twelve months                                                         2,462
                                                                       ---------
Total                                                                  $  61,143
--------------------------------------------------------------------------------

Short-term Borrowings

Short-term borrowings decreased $7,000 or 4% from December 31, 2005 to $181,000 at December 31, 2006. Average balances of these funds decreased $4,000 or 2% from 2005 to $161,000 during 2006. These funds usually are tax deposits of the U.S. Treasury although they can include federal funds purchased at times to meet short term liquidity requirements. For more information on borrowings please refer to Item 8, Note 10 of this report.

Subordinated Convertible Debentures

Total subordinated convertible debentures at December 31, 2006 and 2005 were $3,700,000 and average balances of these funds were $3,700,000 for the year. The debentures were issued on August 24, 2004 as part of the Company's purchase of its telecom group. For more information on these debentures please refer to Item 8, Note 11 of this report.

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds, and were $196,504,000 at December 31, 2006, an increase of $46,812,000 or 31% from
December 31, 2005. At December 31, 2006 these assets represented 23% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $102,749,000 at December 31, 2006, an increase of $7,890,000 or 8% from December 31, 2005. These assets represented 12% of total assets at December 31, 2006. Of this total, 81% were state and political subdivision securities, 16% were U.S. Treasury securities, and 3% were U.S. government agencies. Of the total portfolio, 18% mature in one year, 24% mature after one year through five years, 55% mature after five years through ten years and 3% after ten years. The Company did not sell any securities available-for-sale during 2006.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains lines of credit at unaffiliated financial institutions in the maximum amount of $63,034,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities of continuing operations for the years 2006, 2005 and 2004 were $17,031,000, $13,420,000 and $11,759,000 respectively. Net income plus the adjustment for depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2007.

Capital Resources

One of management's primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2006 as shown in Item 8, Note 3 of this report.

In 2006, cash dividends paid were $.440 per share for a total of $3,666,000, a 15% increase over the prior year, which is attributable to an increase in the per share amount paid and additional shares outstanding. On July 18, 2006, the Company declared a 50% stock dividend payable to holders of record on September 1, 2006. On August 16, 2005, the Company declared a 50% stock dividend payable to holders of record on September 2, 2005.

Shareholders' equity was $83,921,000, or 10% of total assets, at December 31, 2006, an increase of $8,640,000 over the balance at December 31, 2005. This increase resulted from net income of $15,066,000, proceeds from the exercise of stock options of $327,000, an increase in other comprehensive income of $550,000 and other items of $120,000 related to the stock dividend and bonuses and other items of $227,000, which were offset by cash dividends paid of $3,666,000, the pension adjustment per SFAS No. 158 of $3,114,000 and repurchase of shares of $870,000.

Dividends from the bank subsidiary are a significant source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2006, unappropriated retained earnings of $3,287,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company also maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 150,000 shares of the Company's common stock. The Company repurchased 30,000 shares in 2006 for $870,000 and 63,997 shares during 2005 for $1,434,000. As of December 31, 2006,
120,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2006, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2006, the balance of loan commitments, standby and commercial letters of credit were $22,506,000, $ 6,417,000 and $2,650,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

On August 24, 2004 the Company issued $3,700,000 in subordinated convertible debentures as part of the Company's acquisition of the Cass telecom group. Interest, at a rate of 5.33%, is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert the principal amount into fully paid and non-assessable shares of the common stock of the Company at a rate per share of $21.42 at various amounts over a 10-year period, at which time the securities mature. The debentures may be called by the Company without penalty after August 24, 2010. For more information please refer to Item 8, Note 11 of this report.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments, time deposits and convertible subordinated debentures at December 31, 2006:

                                                          Amount of Commitment Expiration per Period
                                                          ------------------------------------------
                                                               Less than      1-3        3-5      Over 5
(Dollars in thousands at December 31, 2006) Total    1 year      Years       Years      Years      Years
---------------------------------------------------------------------------------------------------------
Operating lease commitments                          $ 4,165     $   656    $ 1,125     $  820    $ 1,564
Time deposits                                         88,796      84,928      2,489      1,379         --
Convertible subordinated debentures*                   3,700           -          -          -      3,700
---------------------------------------------------------------------------------------------------------
     Total                                           $96,661     $85,584    $ 3,614    $ 2,199    $ 5,264
---------------------------------------------------------------------------------------------------------

* Includes principal payments only.

During 2006, the Company contributed $3,200,000 to its noncontributory defined benefit pension plan. The contribution had no significant effect on the Company's overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2006 these assumptions were as follows:

------------------------------------------------------------
Weighted average discount rate                          6.0%
Rate of increase in compensation levels                 4.0%
Expected long-term rate of return on assets             7.5%
------------------------------------------------------------

Impact of New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted for using a fair-value based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). This Statement was adopted by the Company on January 1, 2006. The implementation of SFAS No. 123R did not have a material effect on the Company's financial condition or results of operations. See Note 10 to the consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", an Interpretation of SFAS No. 109 "Accounting for Income Taxes". FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The FASB Interpretation is effective for fiscal years beginning after December 15, 2006. The Company implemented FASB Interpretation No. 48 on January 1, 2007, which did not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end. The Company recognized the required changes and disclosures in its consolidated 2006 financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. This statement is effective for fiscal years ending after November 15, 2006. This bulletin did not have an impact on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

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

The Company's Asset/Liability Committee ("ALCO") measures the Company's interest rate risk sensitivity on a quarterly basis to monitor and manage the variability of earnings and fair market value of equity in various interest rate environments. The ALCO evaluates the Company's risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings and value or whether the Company can safely increase risk to enhance returns. The ALCO uses gap reports, twelve-month net interest income simulations, and fair market value of equity analyses as its main analytical tools to provide management with insight into the Company's exposure to changing interest rates.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2006, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2006:

                                % Change in           % Change in Fair
Change in Interest Rates    Net Interest Income    Market Value of Equity
-------------------------------------------------------------------------
   +200 basis points                 10%                    11%
   +100 basis points                  5%                     6%
     Stable Rates                   ----                   ----
   -100 basis points                 (5%)                    (7%)
   -200 basis points                (12%)                   (15%)

Interest Rate Sensitivity Position

The following table presents the Company's gap or interest rate risk position at December 31, 2006 for the various time periods indicated.

                                      Variable      0-90     91-180    181-364         1-5      Over 5
(Dollars in thousands)                    Rate      days       days       days       years       Years      Total
-------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans:
     Taxable                          $133,442   $23,973     $9,999    $31,014    $292,272       $7,132    $497,832
     Tax-exempt                                                  55                  3,010        3,228       6,293
   Debt and equity securities(1):
     Taxable                                --    16,849         --      1,522       1,500           --      19,871
       Tax-exempt                           --        --         --         --      25,488       56,071      81,559
     Other                                 733        --         --         --          --           --         733
   Federal funds sold and other
     Short- term investments           169,509        --         --         --          --           --     169,509
-------------------------------------------------------------------------------------------------------------------
Total earning assets                  $303,684   $40,822    $10,054    $32,536    $322,270      $66,431    $775,797
===================================================================================================================
Interest-sensitive liabilities:
   Money market accounts               $46,454   $    --    $    --   $     --     $    --       $   --     $46,454
   Now accounts                         20,134        --         --         --          --           --      20,134
   Savings deposits                     27,923        --         --         --          --           --      27,923
Time deposits:
$100K and more                              --    28,315     24,002      6,364       2,462           --      61,143
   Less than $100K                          --    13,969      9,696      2,582       1,406           --      27,653
Federal funds purchased and
   Other-short term borrowing              181        --         --         --          --           --         181
Subordinated convertible debentures         --        --         --         --          --        3,700       3,700
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $94,692   $42,284    $33,698     $8,946      $3,868       $3,700    $187,188
===================================================================================================================
Interest sensitivity gap:
   Periodic                           $208,992   $(1,463)  $(23,644)  $ 23,590    $318,402   $   62,731    $588,608
   Cumulative                          208,992   207,529    183,885    207,475     525,877      588,608     588,608
Ratio of interest-bearing assets
   to interest-bearing liabilities:
   Periodic                               3.21      0.97       0.30       3.64       83.32        17.95        4.14
   Cumulative                             3.21      2.52       2.08       2.16        3.87         4.14        4.14
===================================================================================================================

(1)Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                              ------------------------
(In thousands, except share and per share data)                                  2006           2005
------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                       $ 26,995        $ 29,561
Federal funds sold and other short-term investments                            169,509         120,131
                                                                              --------        --------
     Cash and cash equivalents                                                 196,504         149,692
                                                                              --------        --------
Securities available-for-sale, at fair value                                   102,749          94,859

Loans                                                                          504,125         529,306
     Less:   Allowance for loan losses                                           6,592           6,284
                                                                              --------        --------
         Loans, net                                                            497,533         523,022
                                                                              --------        --------
Premises and equipment, net                                                     12,898          11,987
Investment in bank owned life insurance                                         12,024          11,545
Payments in excess of funding                                                    9,333           7,665
Goodwill                                                                         7,471           4,398
Assets related to discontinued operations                                           --             400
Other intangible assets, net                                                     1,156             935
Other assets                                                                    18,803          14,195
                                                                              --------        --------
           Total assets                                                       $858,471        $818,698
                                                                              ========        ========
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                                      $106,587        $116,396
     Interest-bearing                                                          183,307         170,602
                                                                              --------        --------
         Total deposits                                                        289,894         286,998
Accounts and drafts payable                                                    468,393         445,811
Short-term borrowings                                                              181             188
Subordinated convertible debentures                                              3,700           3,700
Liabilities related to discontinued operations                                     277           1,848
Other liabilities                                                               12,105           4,872
                                                                              --------        --------
         Total liabilities                                                     774,550         743,417
                                                                              --------        --------
Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                          --              --
Common stock, par value $.50 per share;
   20,000,000 shares authorized; 9,112,484 and 6,336,593
   shares issued at December 31, 2006 and 2005, respectively                     4,556           3,168
Additional paid-in capital                                                      17,896          18,326
Retained earnings                                                               81,516          71,506
Common shares in treasury, at cost (784,773 and 836,457
     shares at December 31, 2006 and 2005, respectively)                       (17,077)        (17,313)
Accumulated other comprehensive loss                                            (2,970)           (406)
                                                                              --------        --------
         Total shareholders' equity                                             83,921          75,281
                                                                              --------        --------
           Total liabilities and shareholders' equity                         $858,471        $818,698
                                                                              ========        ========

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    December 31,
                                                                  -------------------------------------------
(In thousands, except share and per share data)                     2006             2005              2004
-------------------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue               $ 40,343         $ 35,901          $ 30,695
Bank service fees                                                    1,625            1,535             1,719
Gains on sales of investment securities                                 --              547             1,045
Other                                                                  853              670               588
                                                                  --------         --------          --------
       Total fee revenue and other income                           42,821           38,653            34,047
                                                                  --------         --------          --------
Interest Income:
Interest and fees on loans                                          36,164           32,214            27,055
Interest and dividends on securities:
     Taxable                                                         1,052              831               476
     Exempt from federal income taxes                                2,575            1,610             2,082
Interest on federal funds sold and
   other short-term investments                                      7,262            3,596             1,120
                                                                  --------         --------          --------
       Total interest income                                        47,053           38,251            30,733
                                                                  --------         --------          --------
Interest Expense:
Interest on deposits                                                 6,414            4,486             3,024
Interest on short-term borrowings                                        7                5                 1
Interest on subordinated convertible debentures                        198              196                70
                                                                  --------         --------          --------
       Total interest expense                                        6,619            4,687             3,095
                                                                  --------         --------          --------
         Net interest income                                        40,434           33,564            27,638
Provision for loan losses                                            1,150              775               550
                                                                  --------         --------          --------
         Net interest income after provision
           for loan losses                                          39,284           32,789            27,088
                                                                  --------         --------          --------
Operating Expense:
Salaries and employee benefits                                      42,676           38,044            33,558
Occupancy                                                            1,979            1,941             1,589
Equipment                                                            2,928            2,795             3,276
Amortization of intangible assets                                      226              172                57
Impairment of equity investment                                         --            3,100                --
Other operating                                                     10,468            9,164             8,565
                                                                  --------         --------          --------
       Total operating expense                                      58,277           55,216            47,045
                                                                  --------         --------          --------
         Income before income tax expense and discontinued
         operations                                                 23,828           16,226            14,090
Income tax expense                                                   8,367            4,982             4,209
                                                                  --------         --------          --------
         Net income from continuing operations                      15,461           11,244             9,881
                                                                  --------         --------          --------
Income (loss) from discontinued operations
       before income tax expense                                      (675)             259            (2,823)
Income tax (benefit) expense                                          (280)             557              (947)
                                                                  --------         --------          --------
Net loss from discontinued operations                                 (395)            (298)           (1,876)

                                                                  --------         --------          --------
Net income                                                        $ 15,066         $ 10,946          $  8,005
                                                                  ========         ========          ========
Basic Earnings Per Share:
       From continuing operations                                 $   1.86         $   1.36          $   1.19
       From discontinued operations                                   (.05)            (.03)             (.22)
       Basic earnings per share                                       1.81             1.33               .97

Diluted Earnings Per Share:
       From continuing operations                                 $   1.82         $   1.33          $   1.17
       From discontinued operations                                   (.05)            (.04)             (.22)
       Diluted earnings per share                                     1.77             1.29               .95

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      December 31,
                                                                   ----------------------------------------------
(Dollars in thousands)                                                2006               2005             2004
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income from continuing operations                              $  15,461          $   11,244        $   9,881
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                                   2,049               2,073            3,278
       Gains on sales of investment securities                            --                (547)          (1,045)
       Stock-based compensation expense                                  227                 134               96
       Provision for loan losses                                       1,150                 775              550
       Deferred income tax benefit                                      (289)               (921)            (558)
       Increase (decrease) in income tax liability                     1,628                (181)          (1,295)
       Impairment of equity investment                                    --               3,100               --
       Other operating activities, net                                (3,195)             (2,257)             852
Operating activities of discontinued operations                       (1,536)               (967)            (951)
                                                                   ---------          ----------        ---------
         Net cash provided by operating activities                    15,495              12,453           10,808
                                                                   ---------          ----------        ---------
Cash Flows From Investing Activities:
From continuing operations:
Proceeds from sales of securities available-for-sale                      --              12,950           27,195
Proceeds from maturities of securities available-for-sale             83,510              77,150           31,200
Purchase of securities available-for-sale                            (90,326)           (108,545)         (66,525)
Net decrease (increase) in loans                                      24,339             (29,386)         (31,810)
Increase in payments in excess of funding                             (1,668)               (667)            (778)
Purchases of premises and equipment, net                              (2,953)             (2,582)          (1,399)
Payment for business acquisitions, net of cash acquired               (3,172)                 --           (2,092)
Proceeds from sale of discontinued operations                            205               6,600               --
Investing activities of discontinued operations                           --                 (98)            (193)
                                                                   ---------          ----------        ---------
         Net cash provided by (used in) investing activities           9,935             (44,578)         (44,402)
                                                                   ---------          ----------        ---------
Cash Flows From Financing Activities:
From continuing operations:
Net (decrease) increase in noninterest-bearing deposits               (9,809)             20,034          (18,272)
Net (decrease) increase in interest-bearing demand
     and savings deposits                                             (9,038)                (87)          16,947
Net increase (decrease) in time deposits                              21,743              (8,578)           4,446
Net increase in accounts and drafts payable                           22,582              87,338           58,484
Cash proceeds from exercise of stock options                             327                 144              190
Cash dividends paid                                                   (3,666)             (3,201)          (3,025)
Purchase of common shares for treasury                                  (870)             (1,434)              --
Other financing activities, net                                          113                  58               --
                                                                   ---------          ----------        ---------
     Net cash provided by financing activities                        21,382              94,274           58,770
                                                                   ---------          ----------        ---------
Net increase in cash and cash equivalents                             46,812              62,149           25,176
Cash and cash equivalents at beginning of year                       149,692              87,543           62,367
                                                                   ---------          ----------        ---------
Cash and cash equivalents at end of year                           $ 196,504          $  149,692        $  87,543
                                                                   =========          ==========        =========
Supplemental information:
   Cash paid for interest                                          $   6,171          $    4,618        $   3,019
   Cash paid for income taxes                                          8,136               6,792            5,155

Noncash transactions:
   Other real estate transferred from loans                        $      --          $       --        $     375
   Issuance of subordinated convertible debentures                        --                  --            3,700

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                             Accumulated
                                                       Additional                               Other                        Comp-
(In thousands, except                        Common     Paid-in    Retained    Treasury     Comprehensive                  rehensive
   per share data)                            Stock     Capital    Earnings     Stock       Income (Loss)       Total       Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                   $2,080      $8,337     $69,695    $(16,442)        $1,122         $64,792
Net income                                                            8,005                                      8,005       $8,005
Cash dividends ($.365 per share)                                     (3,025)                                    (3,025)
10% common stock dividend                       167       9,819      (9,990)                                        (4)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
     available-for-sale, net of tax                                                                261             261          261
   Reclassification adjustment for gains
     on sales of investment securities,
     available-for-sale, net of tax                                                               (690)           (690)        (690)
   Minimum pension liability
     adjustment, net of tax                                                                       (150)           (150)        (150)
Issuance of 8,744 common shares
   pursuant to Stock Bonus Plan                             (74)                     74                             --
Amortization of Stock Bonus Plan awards                      96                                                     96
Exercise of stock options                                   (82)                    272                            190
Excess tax benefit on stock awards                          114                                                    114
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2004                    2,247      18,210      64,685     (16,096)           543          69,589

   Comprehensive income for 2004                                                                                              7,426
                                                                                                                            =======
Net income                                                           10,946                                     10,946       10,946
Cash dividends ($.387 per share)                                     (3,201)                                    (3,201)
50% common stock dividend                       921                    (924)                                        (3)
Purchase of 42,665 common shares                                                 (1,434)                        (1,434)
Other comprehensive income (loss):
   Net unrealized loss on debt securities                                                         (510)           (510)        (510)
     available-for-sale, net of tax
   Reclassification adjustment for gains
     on sales of investment securities,                                                           (361)           (361)        (361)
     available-for-sale, net of tax
   Minimum pension liability                                                                       (78)            (78)         (78)
     adjustment, net of tax
Issuance of 8,238 common shares
   pursuant to Stock Bonus Plan                             (70)                     70                                          --
Amortization of Stock Bonus Plan awards                     134                                                    134
Exercise of stock options                                    (3)                    147                            144
Excess tax benefit on stock awards                           55                                                     55
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2005                    3,168      18,326      71,506     (17,313)          (406)         75,281
                                             =======================================================================================
   Comprehensive income for 2005                                                                                              9,997
                                                                                                                            =======
Net income                                                           15,066                                     15,066       15,066
Cash dividends ($.440 per share)                                     (3,666)                                    (3,666)
50% common stock dividend                     1,388                  (1,390)                                        (2)
Purchase of 30,000 common shares                                                   (870)                          (870)
Other comprehensive income (loss):
   Net unrealized gain on debt securities                                                          550             550          550
     available-for-sale, net of tax
Adoption of SFAS 158                                                                            (3,114)         (3,114)         162
Issuance of 15,010 common shares
   pursuant to Stock Bonus Plan                            (198)                    198                             --
Exercise of stock options                                  (581)                    908                            327
Excess tax benefit on stock awards                          122                                                    122
Stock-based compensation expense                            227                                                    227
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2006                   $4,556     $17,896     $81,516    $(17,077)       $(2,970)        $83,921
                                            =======================================================================================
    Comprehensive income for 2006                                                                                           $15,778
                                                                                                                            =======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

Summary of Operations The Company provides payment and information services, which include processing and payment of freight, utility and telecommunications invoices. These services include the acquisition and management of data, information delivery and financial exchange. The consolidated balance sheet captions, "Accounts and drafts payable" and "Payments in excess of funding," consist of obligations related to the payment services that are performed for customers. The Company also provides a full range of banking services to individual, corporate and institutional customers through its wholly owned bank subsidiary.

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company's bank subsidiary sold the assets of GEMS, its wholly owned subsidiary, on December 30, 2005. The assets, liabilities and results of operations of GEMS have been presented as discontinued operations. See Note 2 for more details. The Company issued 50% stock dividends on September 15, 2006 and on September 15, 2005 and the share and per share information have been restated for all periods presented in the accompanying consolidated financial statements.

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

Investment in Debt and Equity Securities The Company classifies its debt and marketable equity securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders' equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a marketplace recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted to interest income over the estimated lives of the securities using the level-yield method. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method.

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

Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

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

Intangible Assets Cost in excess of fair value of net assets acquired have resulted from business acquisitions, which were accounted for using the purchase method. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives.

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

Foreclosed Assets Other real estate, included in other assets in the accompanying consolidated balance sheets, is recorded at the lower of cost or fair value less costs to sell. If the fair value of other real estate declines subsequent to foreclosure, the difference is recorded as a valuation allowance through a charge to expense. Subsequent increases in fair value are recorded through reversal of the valuation allowance. Expenses incurred in maintaining the properties are charged to expense.

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

Stock-Based Compensation The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") in 2000. As provided by SFAS No. 123, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for stock options and restriced stock awards. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized for stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R") "Share-based Payment." This statement supersedes SFAS No. 123. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures required by SFAS No. 123 in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.

The pro forma disclosures for 2005 and 2004 required by SFAS No. 123 are provided in the table below.

     (In thousands, except per share data)                                  2005          2004
     -------------------------------------------------------------------------------------------
     Net income from continuing operations:
       As reported                                                        $11,244        $9,881
       Add: Stock based compensation expense
          included in reported net income, net of tax                          86            63
       Less: Stock based compensation expense
          determined under the fair value based method
          for all awards, net of tax                                         (105)         (109)
     -------------------------------------------------------------------------------------------
     Pro forma net income from continuing operations                      $11,225        $9,835
     Net income effect of subordinated convertible
       debentures                                                             108            39
     -------------------------------------------------------------------------------------------
     Proforma net income from continuing operations
       assuming dilution                                                  $11,333        $9,874
     -------------------------------------------------------------------------------------------
     Net income from continuing operations per common share: (1)
       Basic, as reported                                                 $  1.36        $ 1.19
       Basic, proforma                                                       1.36          1.19

       Diluted, as reported                                                  1.33          1.17
       Diluted, proforma                                                     1.32          1.17
     -------------------------------------------------------------------------------------------

   (1) Per share data for 2005 and 2004 have been restated for the 50% stock dividends paid on September 15, 2006 and 2005.

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2006, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 13. In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end. The Company recognized the required changes and disclosures in its consolidated 2006 financial statements.

Impact of New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment". This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted for using a fair-value based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). This Statement was adopted by the Company on January 1, 2006. The implementation of SFAS No. 123R did not have a material effect on the Company's financial condition or results of operations. See Note 13 to the consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", an Interpretation of SFAS No. 109 "Accounting for Income Taxes". FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The FASB Interpretation is effective for fiscal years beginning after December 15, 2006. The Company implemented FASB Interpretation No. 48 on January 1, 2007, which did not have a material impact on the Company's consolidated financial statements.


In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"("SAB No. 108"). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. This statement is effective for fiscal years ending after November 15, 2006. This bulletin did not have an impact on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

Note 2
Acquisitions and Dispositions

On July 7, 2006, the Company acquired 100% of the common stock of NTransit, Inc., a company whose service provides auditing and expense management of parcel shipments. While this acquisition does not meet the Regulation S-X criteria of a significant business combination, it positions the Company to expand its offerings in the specialized service and expertise in parcel shipping, which is a unique segment of the transportation industry that has experienced tremendous growth in recent years. Pro forma results, assuming the NTransit, Inc. acquisition had been consummated January 1, 2005, would not be significantly different than reported.

On December 30, 2005, the Company's bank subsidiary sold the operating assets of its wholly-owned subsidiary, Government e-Management Solutions, Inc. ("GEMS"). In accordance with FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the assets, liabilities and operating results of GEMS, including the gain on sale in 2005, have been presented as discontinued operations for all periods.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2006, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2006, unappropriated retained earnings of $3,287,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Restricted funds on deposit used to meet regulatory reserve requirements amounted to approximately $1,000,000 and $525,000 at December 31, 2006 and 2005, respectively.

The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2006 and 2005 are as follows:

                                                                                                   Requirement
                                                                             Capital                to be well
                                                  Actual                  requirements             capitalized
                                             ---------------------------------------------------------------------
(Dollars in thousands)                        Amount     Ratio          Amount     Ratio        Amount     Ratio
------------------------------------------------------------------------------------------------------------------
At December 31, 2006
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $85,205     13.64%        $49,978      8.00%      $    N/A       N/A%
     Cass Commercial Bank                     42,242     14.19%         23,815      8.00%        29,769     10.00%
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.           74,913     11.99%         24,989      4.00%           N/A       N/A%
     Cass Commercial Bank                     38,511     12.94%         11,908      4.00%        17,861      6.00%
Tier I capital (to average assets):
     Cass Information Systems, Inc.           74,913      8.65%         26,248      3.00%           N/A       N/A%
     Cass Commercial Bank                     38,511     11.25%         10,273      3.00%        17,122      5.00%

At December 31, 2005
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $80,066     12.80%        $50,036      8.00%      $    N/A       N/A%
     Cass Commercial Bank                     42,597     14.64          23,277      8.00         29,096     10.00%
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $70,082     11.21%        $25,018      4.00%      $    N/A       N/A%
     Cass Commercial Bank                     38,251     13.15          11,638      4.00         17,457      6.00%
Tier I capital (to average assets):
     Cass Information Systems, Inc.          $70,082      8.52%        $24,691      3.00%      $    N/A       N/A%
     Cass Commercial Bank                     38,251     11.16          10,279      3.00         17,132      5.00%

Note 4
Investment in Debt and Equity Securities

Debt and marketable equity securities have been classified in the consolidated balance sheets as available for sale according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities at December 31, 2006 and 2005, are summarized as follows:

                                                                              2006
                                                                       Gross        Gross
                                                       Amortized    Unrealized   Unrealized      Fair
         (In thousands)                                  Cost          Gains       Losses        Value
         -----------------------------------------------------------------------------------------------
         U.S. Treasury securities                     $  16,849    $     --        $  25       $  16,824
         Obligations of U.S. government-sponsored
           corporations and agencies                      3,022          --           37           2,985
         State and political subdivisions                81,559         862          214          82,207
         -----------------------------------------------------------------------------------------------
         Total debt securities                          101,430         862          276         102,016
         Stock in Federal Reserve Bank and
           Federal Home Loan Bank                           733          --           --             733
         -----------------------------------------------------------------------------------------------
         Total                                        $ 102,163    $    862        $ 276        $102,749
         ===============================================================================================

                                                                              2005
                                                                       Gross        Gross
                                                       Amortized    Unrealized   Unrealized      Fair
         (In thousands)                                  Cost          Gains       Losses        Value
         -----------------------------------------------------------------------------------------------
         U.S. Treasury securities                     $  22,877    $     --        $  47       $  22,830
         Obligations of U.S. government-sponsored
           corporations and agencies                      5,047          --           69           4,978
         State and political subdivisions                66,474         289          442          66,321
         -----------------------------------------------------------------------------------------------
         Total debt securities                           94,398         289          558          94,129
         Stock in Federal Reserve Bank and
           Federal Home Loan Bank                           730          --           --             730
         -----------------------------------------------------------------------------------------------
         Total                                        $  95,128    $    289        $ 558       $  94,859
         ===============================================================================================

The fair values of securities with unrealized losses at December 31, 2006 and 2005 are as follows:

                                                                            2006
                                     ---------------------------------------------------------------------------------
                                        Less than 12 months         12 months or more                Total
                                     ---------------------------------------------------------------------------------
                                      Estimated    Unrealized    Estimated    Unrealized    Estimated     Unrealized
(In thousands)                       fair value      losses      fair value     losses      fair value      losses
----------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities            $   16,824     $      25     $      --    $      --     $  16,824     $      25
Obligations of U.S.
government-sponsored
corporations and agencies                    --            --         2,985           37         2,985            37
State and political subdivisions         11,729            37        10,622          177        22,351           214
---------------------------------------------------------------------------------------------------------------------
Total                                $   28,553     $      62     $  13,607    $     214     $  42,160     $     276
=====================================================================================================================

                                                                            2005
                                     ---------------------------------------------------------------------------------
                                        Less than 12 months         12 months or more                Total
                                     ---------------------------------------------------------------------------------
                                      Estimated    Unrealized    Estimated    Unrealized    Estimated     Unrealized
(In thousands)                       fair value      losses      fair value     losses      fair value      losses
----------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities            $   19,857     $      21     $   2,973    $      26     $  22,830     $      47

Obligations of U.S.
government-sponsored
corporations and agencies                 3,004            43         1,974           26         4,978            69
State and political subdivisions         35,538           271         5,041          171        40,579           442
---------------------------------------------------------------------------------------------------------------------
Total                                $   58,399     $     335     $   9,988    $     223     $  68,387     $     558
=====================================================================================================================

There were 38 securities (17 greater than 12 months) in an unrealized loss position as of December 31, 2006. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

There were 57 securities (10 greater than 12 months) in an unrealized loss position included as of December 31, 2005. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of debt and equity securities at December 31, 2006, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

         (Dollars in thousands)                                                     2006
         --------------------------------------------------------------------------------------------
                                                                    Amortized Cost         Fair Value
         Due in 1 year or less                                         $  18,371           $   18,339
         Due after 1 year through 5 years                                 24,677               24,468
         Due after 5 years through 10 years                               55,037               55,853
         Due after 10 years                                                3,345                3,356
         No stated maturity                                                  733                  733
         --------------------------------------------------------------------------------------------
         Total                                                          $102,163             $102,749
         ============================================================================================

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2006 and 2005 were $5,006,000 and $13,027,000, respectively.

Proceeds from sales of debt securities classified as available-for-sale were $0, $12,950,000 and $27,195,000 for 2006, 2005 and 2004, respectively. Gross realized gains and losses on the sales were $0 in 2006, and gains of $547,000 and losses of $0 in 2005 and gains of $1,048,000 and losses of $3,000 in 2004.

Note 5
Loans

A summary of loan categories at December 31, 2006 and 2005 is as follows:

         (Dollars in thousands)                                               2006             2005
         --------------------------------------------------------------------------------------------
         Commercial and industrial                                        $  113,162        $ 146,892
         Real estate:
              Commercial                                                     140,095          164,590
              Mortgage - Church & related                                    211,949          183,964
              Construction                                                    15,064           13,052
              Construction - Church & related                                 14,715           15,118
         Industrial revenue bonds                                              6,293            4,514
         Other                                                                 2,847            1,176
         --------------------------------------------------------------------------------------------
         Total                                                            $  504,125        $ 529,306
         ============================================================================================

The Company originates commercial, industrial and real estate loans to businesses, churches and consumers throughout the metropolitan St. Louis, Missouri area, Orange County, California and other selected cities in the United States. The Company does not have any particular concentration of credit in any one economic sector; however, a substantial portion of the commercial and industrial loans are extended to privately-held commercial companies in this market area, and are generally secured by the assets of the business. The Company also has a substantial portion of real estate loans secured by mortgages that are extended to churches in this market area and selected cities throughout the United States.

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors for the year ended December 31, 2006, are summarized below. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectability.

                  (In thousands)
                  ---------------------------------------------------------------------------
                  Aggregate balance, January 1, 2006                                  $ 4,151
                  New loans                                                                --
                  Payments                                                              3,190
                  ---------------------------------------------------------------------------
                  Aggregate balance, December 31, 2006                                $   961
                  ===========================================================================

A summary of the activity in the allowance for loan losses for 2006, 2005 and 2004 is as follows:

         (In thousands)                                     2006              2005             2004
         --------------------------------------------------------------------------------------------
         Balance, January 1                               $ 6,284           $ 6,037          $ 5,506
         Provision charged to expense                       1,150               775              550
         Loans charged off                                   (864)             (555)             (48)
         Recoveries of loans previously
              charged off                                      22                27               29
         --------------------------------------------------------------------------------------------
         Net loan charge-offs                                (842)             (528)             (19)
         --------------------------------------------------------------------------------------------
         Balance, December 31                             $ 6,592           $ 6,284          $ 6,037
         ============================================================================================

The following is a summary of information pertaining to impaired loans at December 31, 2006 and 2005:

         (In thousands)                                                       2006             2005
         --------------------------------------------------------------------------------------------
         Impaired loans without a valuation allowance                       $    --          $    --
         Impaired loans with a valuation allowance                              795            3,545
         Allowance for loan losses related to impaired loans                    395            1,567
         --------------------------------------------------------------------------------------------

Impaired loans consist primarily of renegotiated loans, nonaccrual loans and loans greater than 90 days past due and still accruing interest. In 2005, impaired loans included a loan for $2,080,000 related to one borrower that, although current, management had doubts as to the collectability of all amounts under the agreement. In 2006, this loan is current. There were no impaired loans continuing to accrue interest at December 31, 2006 compared to $2,561,000 at December 31, 2005. Nonaccrual loans were $795,000 and $983,000 at December 31, 2006 and 2005, respectively. Loans delinquent 90 days or more and still accruing interest at December 31, 2005 totaled $481,000. The average balance of impaired loans during 2006 and 2005 was $ 1,177,000 and $3,103,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $152,000, $114,000 and $38,000 for 2006, 2005 and 2004,
respectively. Income that was recognized on non-accrual loans was $25,000, $32,000 and $15,000 for 2006, 2005 and 2004, respectively. There were no foreclosed loans which have been reclassified and held as other real estate owned as of December 31, 2006. There was no other real estate owned included in other assets on the consolidated balance sheet at December 31, 2006 and 2005.

Note 6
Premises and Equipment

A summary of premises and equipment at December 31, 2006 and 2005, is as follows:

         (In thousands)                                                       2006            2005
         --------------------------------------------------------------------------------------------
         Land                                                             $     873         $    873
         Buildings                                                           10,453           10,472
         Leasehold improvements                                               2,013            1,596
         Furniture, fixtures and equipment                                   18,312           17,659
         Purchased software                                                   4,672            3,585
         Internally developed software                                        4,037            4,130
         --------------------------------------------------------------------------------------------
                                                                             40,360           38,315
         Less accumulated depreciation and amortization                      27,462           26,328
         --------------------------------------------------------------------------------------------
         Total                                                            $  12,898         $ 11,987
         ============================================================================================

Total depreciation and amortization charged to expense in 2006, 2005 and 2004 amounted to $2,042,000, $1,971,000 and $2,679,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2020. Rental expense for 2006, 2005 and 2004 was $614,000, $552,000 and $305,000,
respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006:

                  (In thousands)                                                         Amount
                  -----------------------------------------------------------------------------
                  2007                                                                $     657
                  2008                                                                      656
                  2009                                                                      469
                  2010                                                                      415
                  2011                                                                      404
                  2012 and after                                                          1,564
                  -----------------------------------------------------------------------------
                  Total                                                               $   4,165
                  =============================================================================

Note 7
Equity Investments in Non-Marketable Securities

In 2005, the Company recognized a $3,100,000 impairment charge for an investment in a private imaging company. As of December 31, 2006 and 2005, the Company's equity investment was $0.

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balances of these investments at December 31, 2006 and 2005 were $329,000 and $447,000, respectively.

Note 8
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company's intangible assets as of December 31, 2006 and 2005 are as follows:

                                                     December 31, 2006                    December 31, 2005
                                           --------------------------------      -------------------------------
                                           Gross Carrying       Accumulated      Gross Carrying      Accumulated
(In thousands)                                  Amount         Amortization          Amount         Amortization
----------------------------------------------------------------------------------------------------------------
Assets eligible for amortization:
     Software                               $     862                (402)          $     862             (230)
     Customer List                                750                 (54)               -                 -
----------------------------------------------------------------------------------------------------------------
         Total                                  1,612                (456)                862             (230)
----------------------------------------------------------------------------------------------------------------
Assets not eligible for amortization:
     Goodwill                                   7,698                (227)*             4,625             (227)*
     Minimum pension liability                     --                  --                 303               --
----------------------------------------------------------------------------------------------------------------
         Total                                  7,698                (227)              4,928             (227)
----------------------------------------------------------------------------------------------------------------
Total intangible assets                         9,310                (683)          $   5,790        $    (457)
----------------------------------------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS No. 142.

Software is amortized over 4-5 years and the customer list that was acquired in the NTransit purchase is amortized over seven years. Goodwill includes $3,073,000 acquired in 2006 in the NTransit purchase. The minimum pension liability was recorded in accordance with SFAS No. 87, "Employers' Accounting for Pensions", which requires the Company to record an additional minimum pension liability by the amount that the accumulated benefit obligation exceeds the sum of the fair value of plan assets and accrued amounts previously recorded and offset this liability by an intangible asset to the extent of previously unrecognized prior service costs. The liability and corresponding intangible asset have been eliminated in accordance with SFAS No. 158.

The weighted average amortization period at December 31, 2006 was six years for all amortized intangible assets combined. Amortization of intangible assets amounted to $226,000, $172,000 and $57,000 for the years ended December 31, 2006, 2005 and 2004 respectively. Estimated future amortization of intangibles is as follows: $280,000 in 2007 and 2008, $222,000 in 2009 and $107,000 in 2010
and 2011.

Note 9
Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 2006 and 2005:

         (In thousands)                                                       2006             2005
         -----------------------------------------------------------------------------------------------
         NOW and money market deposit accounts                            $   66,588        $  80,656
         Savings deposits                                                     27,923           22,893
         Time deposits:

              Less than $100                                                  27,653           30,564
              $100 or more                                                    61,143           36,489
         -----------------------------------------------------------------------------------------------
         Total                                                            $  183,307        $ 170,602
         ===============================================================================================

Interest on deposits consist of the following for 2006, 2005 and 2004:

         (In thousands)                                       2006              2005           2004
         -----------------------------------------------------------------------------------------------
         NOW and money market deposit accounts              $ 1,831          $  1,485        $   845
         Savings deposits                                       730               458            293
         Time deposits:
              Less than $100                                  1,297             1,142            726
              $100 or more                                    2,556             1,401          1,160
         -----------------------------------------------------------------------------------------------
         Total                                              $ 6,414          $  4,486        $ 3,024
         ===============================================================================================

The scheduled maturities of time deposits at December 31, 2006 and 2005 are summarized as follows:

                                                                2006                       2005
                                                     ---------------------------------------------------
                                                                      Percent                   Percent
         (In thousands)                                 Amount       of Total      Amount      of Total
         -----------------------------------------------------------------------------------------------
         Due within:
              One year                                 $84,928         95.6%      $45,304         67.6%
              Two years                                  2,262          2.5%        3,240          4.8
              Three years                                  227           .3%       11,825         17.6
              Four years                                 1,235          1.4%        4,601          6.9
              Five years                                   144           .2%        2,083          3.1
         -----------------------------------------------------------------------------------------------
         Total                                         $88,796          100%      $67,053        100.0%
         ===============================================================================================

Note 10
Short-Term Borrowings

Company short-term borrowings consist mainly of federal funds purchased and tax deposits of the United States Treasury. At December 31, 2006 and 2005 the bank subsidiary had short-term borrowings of $181,000 and $188,000, respectively that consisted of borrowings from the Treasury related to tax deposits received from customers not yet drawn upon by the Treasury. These borrowings are secured by U.S. Treasury and agency securities. The average amount of all borrowings for 2006 was $161,000 at an average rate of 4.46% and the maximum amount outstanding at the end of any month during the year was $225,000. The average amount of borrowings for 2005 was $165,000 at an average rate of 3.03% and the maximum amount outstanding at the end of any month during the year was $229,000.

Note 11
Subordinated Convertible Debentures

On August 24, 2004, the Company issued $3,700,000 of 5.33% subordinated convertible debentures in partial consideration for the acquisition of the assets of PROFITLAB, Inc. Interest is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert up to 20% of the principal amount into fully paid and non-assessable shares of the common stock of the Company at a rate per share of $21.42 after the third anniversary of the issuance date. After the fourth anniversary date an additional 30% can be converted under the same terms. After the fifth anniversary date, 100% can be converted under the same terms. The securities mature 10 years after the date of issuance. The debentures may be called by the Company without penalty after August 24, 2010.

Note 12
Common Stock and Earnings Per Share

The table below shows activity in the outstanding shares of the Company's common stock during 2006.

         -----------------------------------------------------------------------------
         Shares outstanding at January 1, 2006                               5,500,136
         Issuance of common stock:
             50% stock dividend, issued September 15, 2006                   2,744,082
             Issued under Stock Bonus Plan*                                     10,007
             Stock options exercised*                                           93,486
             Stock repurchased*                                                (20,000)
         -----------------------------------------------------------------------------
         Shares outstanding at December 31, 2006                             8,327,711
         -----------------------------------------------------------------------------
         *Not restated for stock dividend, issued September 15, 2006.

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company's common stock, combined with the effect of any unamortized compensation expense, exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of the current market value.

The calculations of basic and diluted earnings per share for the periods ended December 31, 2006, 2005 and 2004 are as follows:

     (Dollars in thousands, except per share data)                        2006            2005            2004
     ----------------------------------------------------------------------------------------------------------------
     Basic
         Net income from continuing operations                          $   15,461    $    11,244     $     9,881
         Net loss from discontinued operations                                (395)          (298)         (1,876)
     ---------------------------------------------------------------------------------------------------------------
         Net income                                                     $   15,066    $    10,946     $     8,005
     ----------------------------------------------------------------------------------------------------------------
         Weighted average common shares outstanding                      8,310,171      8,262,713       8,268,227
     ---------------------------------------------------------------------------------------------------------------

         Basic earnings per share from continuing operations            $   1.86      $      1.36     $      1.19
         Basic earnings per share from discontinued operations              (.05)            (.03)           (.22)
     ---------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                       $   1.81      $      1.33     $       .97
     ---------------------------------------------------------------------------------------------------------------

     Diluted
         Net income from continuing operations                          $   15,461    $    11,244     $     9,881
         Net income effect of 5.33% convertible debentures                     109            108              39
     ----------------------------------------------------------------------------------------------------------------
         Net income, assuming dilution, from continuing operations          15,570         11,352           9,920
         Net loss from discontinued operations                                (395)          (298)         (1,876)
     ----------------------------------------------------------------------------------------------------------------
         Net income                                                     $   15,175    $    11,054     $     8,044
     ----------------------------------------------------------------------------------------------------------------

         Weighted-average common shares outstanding                      8,310,171      8,262,713       8,268,227
         Effect of dilutive stock options and awards                        67,830        118,172         103,194
         Effect of 5.33% convertible debentures                            172,717        172,717          61,014
     ---------------------------------------------------------------------------------------------------------------
         Weighted-average common shares outstanding assuming dilution    8,550,718      8,553,602       8,432,435
     ----------------------------------------------------------------------------------------------------------------

         Diluted earnings per share from continuing operations          $     1.82      $    1.33     $      1.17
         Diluted earnings per share from discontinued operations              (.05)          (.04)           (.22)
     ----------------------------------------------------------------------------------------------------------------
         Diluted earnings per share                                     $     1.77      $    1.29     $       .95
     ----------------------------------------------------------------------------------------------------------------

Share and per share data in the schedule above have been restated for the 50% stock dividends on September 15, 2006 and 2005.

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

The Company also has an unfunded supplemental executive retirement plan (SERP) which covers key executives of the Company. The SERP is a noncontributory plan in which the Company's subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as the Plan.

On December 31, 2006 the Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)," (SFAS No.
158). SFAS No. 158 requires recognition of the overfunded or underfunded status through comprehensive income in the year in which they occur. SFAS No. 158 was adopted on a prospective basis as required. Prior years' amounts have not been restated.

The prior accounting for defined pension and other postretirement plans allowed for delayed recognition of changes in plan assets and benefit obligations and recognition of a liability that may have been less than the underfunded status of the plans or an asset for plans that may have been underfunded. The following table illustrates the incremental effect of applying SFAS No. 158 for the Company's defined benefit pension plan and the SERP on individual line items in the Company's consolidated balance sheet as of December 31, 2006.

                                                                            Adjustment
                                                                     ------------------------
                                                                     Defined Benefit
(Dollars In Thousands)                           Before Adoption           Plan          SERP     After Adoption
                                                 ---------------------------------------------------------------
Other intangible assets                             $   1,459            $      --       (303)       $   1,156
Other assets                                           17,495                1,068        240           18,803
                                                                         ---------       ----
      Total assets                                    857,466                1,068        (63)         858,471
                                                                         ---------       ----
Other liabilities                                       7,986                3,784        335           12,105
                                                                         ---------       ----
      Total liabilities                               770,431                3,784        335          774,550
                                                                         ---------       ----
Accumulated comprehensive income (loss)                   144               (2,716)      (398)          (2,970)
       Total shareholders' equity                      87,035               (2,716)      (398)          83,921
       Total liabilities and shareholders' equity     857,466                1,068        (63)         858,471

A summary of the activity in the Plan's projected benefit obligation, assets, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2006 and 2005, is as follows:

(In thousands)                                                         2006           2005
--------------------------------------------------------------------------------------------
Projected benefit obligation:
     Balance, January 1                                            $  26,535       $ 22,951
     Service cost                                                      1,554          1,292
     Interest cost                                                     1,565          1,384
     Actuarial (loss) gain                                               (99)         1,342
     Benefits paid                                                      (578)          (434)
--------------------------------------------------------------------------------------------
Balance, December 31                                               $  28,977       $ 26,535
============================================================================================
Plan assets:
     Fair value, January 1                                         $  20,702       $ 16,994
     Actual return                                                     1,869          1,154
     Employer contribution                                             3,200          2,988
     Benefits paid                                                      (578)          (434)
--------------------------------------------------------------------------------------------
Fair value, December 31                                            $  25,193       $ 20,702
============================================================================================
Funded status:
     Unfunded projected benefits obligation                        $  (3,784)      $ (5,833)
     Unrecognized prior service cost                                      --             74
     Unrecognized net loss                                                --          4,871
--------------------------------------------------------------------------------------------
Prepaid (accrued) pension asset / liabilty                         $  (3,784)      $   (888)
============================================================================================

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. The Plan's expected benefit cash flows are discounted using the Citibank Pension Discount Curve rates.

                                               2006      2005      2004
------------------------------------------------------------------------
Weighted average discount rate                 6.00%     5.75%     6.00%
Rate of increase in compensation levels        4.00%     4.00%     4.00%

The accumulated benefit obligation was $23,092,000 and $21,338,000 as of December 31, 2006 and 2005, respectively. The Company expects to contribute approximately $1,800,000 to the Plan in 2007. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                          2007              $723,000
                          2008               939,000
                          2009             1,005,000
                          2010             1,090,000
                          2011             1,097,000
                          2012 - 2016      6,800,000

The Plan's pension cost for 2006, 2005 and 2004 was $ 1,786,000, $1,473,000 and
$1,250,000, respectively, and included the following components:

(In thousands)                                       2006          2005        2004
-------------------------------------------------------------------------------------
Service cost - benefits earned during the year      $1,554      $  1,292     $ 1,186
Interest cost on projected benefit obligations       1,565         1,384       1,237
Expected return on plan assets                      (1,603)       (1,312)     (1,233)
Net amortization and deferral                          270           109          60
-------------------------------------------------------------------------------------
Net periodic pension cost                           $1,786      $  1,473     $ 1,250
=====================================================================================

The estimate of the total amount to be recognized in net periodic benefit cost and other comprehensive income for 2007 is $1,489,000.

The following represent the major assumptions used to determine the net benefit cost of the Plan:

                                                   2006              2005             2004
------------------------------------------------------------------------------------------
Weighted average discount rate                    5.75%            6.00%             6.25%
Rate of increase in compensation levels           4.00%            4.00%             4.00%
Expected long-term rate of return on assets       7.50%            7.50%             8.00%

The asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

                                                                  Percentage of
                                                                   Plan Assets
----------------------------------------------------------------------------------
Asset Class                                                     2006         2005
----------------------------------------------------------------------------------
Equity securities                                               43.8%        39.6%
Debt securities                                                 55.8%        59.8%
Cash and cash equivalents                                        0.4%         0.6%
----------------------------------------------------------------------------------
     Total                                                     100.0%       100.0%
----------------------------------------------------------------------------------

The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation strongly favors fixed income investments, with a target allocation of approximately 67% fixed income, 33% equities, and 0% cash. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity component is invested in pooled large cap stocks. More aggressive or volatile sectors, although currently not employed, can be represented in the asset mix to pursue higher returns with proper diversification. The assumed long-term rate of return on assets, which falls within the expected range, is 7.5% as derived below:

                          Expected Long-Term                                   Contribution to
Asset Class                 Return on Class        X     Allocation     =        Assumption
-------------------------------------------------------------------------------------------------
Equity securities               7 - 9%                       44%                   3.1% - 4.0%
Fixed income                    5 - 7%                       56%                   2.8% - 3.9%
-------------------------------------------------------------------------------------------------
                                                                                   5.9% - 7.9%
=================================================================================================

A summary of the activity in the SERP projected benefit obligation, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2006 and 2005, is as follows:

(In thousands)                                                          2006           2005
-------------------------------------------------------------------------------------------------
Benefit obligation:
     Balance, January 1                                             $  2,888        $ 1,966
     Service cost (benefit)                                               43            (34)
     Interest cost                                                       150            161
     Actuarial (gain) loss                                              (336)           795
-------------------------------------------------------------------------------------------------
Balance, December 31                                                $  2,745        $ 2,888
=================================================================================================
Funded status:
     Unfunded projected benefits obligation                         $ (2,745)       $(2,888)
     Unrecognized prior service cost                                     252            303
     Unrecognized actuarial loss                                         755          1,120
-------------------------------------------------------------------------------------------------
     Accrued pension cost                                             (1,738)        (1,465)
     Minimum liability adjustment                                         --           (673)
-------------------------------------------------------------------------------------------------
Accrued pension cost                                                $ (1,738)       $(2,138)
=================================================================================================

The SERP's pension cost for 2006, 2005 and 2004 was $304,000, $191,000, and
$110,000, respectively, and included the following components:

(In thousands)                                        2006              2005           2004
--------------------------------------------------------------------------------------------
Service cost - benefits earned during the year     $    43          $    (34)       $   (57)
Interest cost on projected benefit obligations         150               161            117
Net amortization and deferral                          111                64             50
--------------------------------------------------------------------------------------------
Net periodic pension cost                          $   304          $    191        $   110
--------------------------------------------------------------------------------------------

The accumulated benefit obligation was $2,107,000 and $2,138,000 for the periods ended December 31, 2006 and 2005, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid on the plan were $32,000 in 2006, $20,000 in 2005 and $9,000 in 2004. Expected future benefits over the next 10 years are as follows:

                            2007           $    31,000
                            2008               224,000
                            2009               224,000
                            2010               223,000
                            2011               223,000
                            2012 - 2016      1,104,000


The major assumptions used to determine the projected benefit obligation and net benefit cost are the same as those in the defined plan explained above. The estimate of the total amount to be recognized in net periodic benefit cost and other comprehensive income for 2007 is $233,000.

The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31 were as follows:

                                   The Plan           SERP
                               ---------------   ---------------
                                2006     2005     2006     2005
                               ------   ------   ------   ------
(In thousands)
Prior service cost             $   66   $   --   $  252   $   --
Net actuarial loss              4,245       --      755       --
Minimum liability adjustment       --       --       --     (370)
                               ------   ------   ------   ------
         Total                 $4,311   $   --   $1,007   $ (370)
                               ======   ======   ======   ======

The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive income (loss) at December 31, 2006 expected to be recognized as components of net periodic benefit cost in 2007 for the Plan were $8,000 and $116,000 respectively. The estimated pre-tax prior service credit and net actuarial loss in accumulated other comprehensive income (loss) at December 31, 2006, expected to be recognized as components of net periodic benefit cost in 2007 for SERP are $50,000 and $50,000 respectively.

The minimum liability concept, including recognition of an intangible asset, has been eliminated under SFAS No. 158 effective December 31, 2006. Prior to the adoption of SFAS No. 158, a minimum liability adjustment for the SERP was recognized in accumulated other comprehensive income (loss) to the extent there was an unfunded accumulated benefit obligation that had not been recognized in the balance sheet. A minimum pension liability of $75,000 after-tax ($117,000 pre-tax) was recognized in accumulated other comprehensive loss as of December 31, 2006, prior to the adoption of SFAS No. 158, representing a $253,000 adjustment (pre-tax) for the change in the additional minimum liability for the year ended December 31, 2006. A minimum pension liability of $237,000 after-tax ($370,000 pre-tax) was included in accumulated other comprehensive income (loss) in the Company's balance sheet as of December 31, 2005. The adjustment for the change in the additional minimum liability decreased accumulated other comprehensive income (loss) by $162,000 after-tax ($253,000 pre-tax) for the year ended December 31, 2006.

The Company also maintains a noncontributory profit sharing plan, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2006, 2005 and 2004 was $3,524,000, $2,543,000 and $1,781,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2006, 2005 and 2004 were $349,000, $334,000 and
$310,000, respectively.

Note 14
Stock Bonus and Option Plans
(All shares and per share amounts have been restated for the 50% stock dividends issued September 15, 2006 and September 15, 2005).

The Company maintains a restricted stock bonus plan which provides for the issuance of up to 259,875 shares of common stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees and non-employee directors of the Company as a means of retaining and rewarding them for long-term performance. During 2006, 2005 and 2004, 15,010 shares 8,463 shares and 8,744 shares, respectively, were granted with weighted average per share market values at date of grant of $26.58 in 2006, $16.35 in 2005 and $14.63 in 2004. The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $197,000 for 2006, $134,000 for 2005 and $96,000 for 2004. At December 31, 2006 the
weighted-average grant date fair value and weighted average contractual life for outstanding shares of restricted stock was $22.88 and .97 years, respectively. As of December 31, 2006, the total unrecognized compensation expense related to non-vested stock awards was $514,000.

Changes in restricted shares outstanding were as follows:

                                                     Shares        Fair Value
-----------------------------------------------------------------------------
Balance at December 31, 2005                          18,695         14.47
Granted                                               15,010         26.58
Vested                                               (10,459)        13.52
Forfeited                                               (765)        19.79
-----------------------------------------------------------------------------
Balance at December 31, 2006                          22,481         22.88
-----------------------------------------------------------------------------

The Company also maintains a performance-based stock option plan, which provides for the granting of options to purchase up to 1,039,000 shares of common stock. Options currently vest and expire over a period not to exceed seven years. The plans authorize the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code and options that do not qualify (non-statutory stock options).

For the year ended December 31, 2006, there were 5,505 non-qualified options exercised that generated a tax benefit and 134,724 were incentive stock options that did not generate any excess tax benefits for the Company. During 2006, the Company recognized stock option expense of $30,000. As of December 31, 2006, the total unrecognized compensation expense related to non-vested stock options was $134,000 and the related weighted-average period over which it is expected to be recognized is approximately 4.8 years.

The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. Following are the assumptions used to estimate the fair value of option grants during the years ended December 31, 2006 and 2005:

----------------------------------------------------------------------------
                                                          2006         2005
Risk-free interest rate                                   4.37%        3.97%
Expected life                                            7 yrs.       7 yrs.
Expected volatility                                       5.00%       15.00%
Expected dividend yield                                   1.88%        2.32%
----------------------------------------------------------------------------

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

The following table summarizes stock options outstanding as of December 31, 2006:

                                            Weighted Average
  Exercise               Options                Remaining
    Price              Outstanding          Contractual Life
------------------------------------------------------------
  $  9.717                  428                    2.0
    10.000               26,999                    3.0
    10.998                3,792                    3.0
    13.455               13,208                    4.0

    15.960                4,488                    4.0
    16.893                3,375                    4.0
    15.889                4,351                    5.0
    16.222                7,240                    5.0
    22.733               23,924                    6.0

Changes in options outstanding were as follows:

                                                                                Weighted Average
                                                                    Shares       Exercise Price
-------------------------------------------------------------------------------------------------
Balance at December 31, 2003                                        249,903         $  9.05
Granted                                                              22,793           14.65
Exercised                                                           (32,414)           5.84
Forfeited                                                            (4,410)           9.71
-------------------------------------------------------------------------------------------------
Balance at December 31, 2004                                        235,872           10.02
Granted                                                              13,241           16.07
Exercised                                                           (27,668)           9.29
Forfeited                                                           (11,594)          10.15
-------------------------------------------------------------------------------------------------
Balance at December 31, 2005                                        209,851           10.67
-------------------------------------------------------------------------------------------------
Granted                                                              25,227           22.73
Exercised                                                          (140,229)           9.71
Forfeited                                                            (7,044)          14.58
-------------------------------------------------------------------------------------------------
Balance at December 31, 2006                                         87,805           15.40
=================================================================================================
Exercisable at December 31, 2006                                      2,399        $  9.95
=================================================================================================

The total intrinsic value of options exercised during 2006 was $1,728,000. The total intrinsic value of options exercised during 2005 was $216,000. The average remaining contractual term for options exercisable as of December 31, 2006 was
2.8 years and the aggregate intrinsic value was $65,000.

A summary of the activity of the non-vested options during 2006 is shown below.

                                                       Weighted-
                                                        Average
                                                       Grant Date
                                           Shares      Fair Value
-----------------------------------------------------------------
Non-vested at December 31, 2005           168,047         $1.82
Granted                                    25,227          3.25
Vested                                   (100,824)         1.68
Forfeited                                  (7,044)         2.20
-----------------------------------------------------------------
Non-vested at December 31, 2006            85,406         $2.38
=================================================================

Note 15
Other Operating Expense

Details of other operating expense for 2006, 2005 and 2004 are as follows:

(In thousands)                                       2006              2005           2004
-------------------------------------------------------------------------------------------
Postage and supplies                              $  2,502          $  2,310        $ 2,215
Promotional Expense                                  1,552             1,289          1,103
Professional fees                                    1,997             1,750          1,746
Outside service fees                                 2,088             1,946          1,711
Data processing services                               232               220            202
Telecommunications                                     578               522            426
Other                                                1,519             1,127          1,162
-------------------------------------------------------------------------------------------
Total other operating expense                     $ 10,468          $  9,164        $ 8,565
===========================================================================================

Note 16
Income Taxes

The components of income tax expense (benefit) from continuing operations for 2006, 2005 and 2004 are as follows:

(In thousands)                                       2006              2005           2004
-------------------------------------------------------------------------------------------------
Current:

     Federal                                       $ 7,196          $  5,171        $ 4,277
     State                                           1,460               732            490
     Deferred                                         (289)             (921)          (558)
-------------------------------------------------------------------------------------------------
Total income tax expense                           $ 8,367          $  4,982        $ 4,209
=================================================================================================

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for 2006 and 2005 and 34% for 2004 to income from continuing operations before income tax expense, to reported income tax expense is as follows:

(In thousands)                                       2006              2005           2004
-------------------------------------------------------------------------------------------------
Expected income tax expense:                       $ 8,340          $  5,517        $ 4,791
(Reductions) increases resulting from
     Tax-exempt income                              (1,151)             (769)          (964)
     State taxes, net of federal benefit               949               483            323
Other, net                                             229              (249)            59
-------------------------------------------------------------------------------------------------
Total income tax expense                           $ 8,367          $  4,982        $ 4,209
=================================================================================================

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are presented below:

(In thousands)                                                       2006             2005
---------------------------------------------------------------------------------------------
Deferred tax assets:
     Allowance for loan losses                                   $    2,513         $  2,396
     SFAS No. 158 pension funding liability                           2,416               --
     Security impairment write-down                                   1,152            1,182
     Accrued pension cost                                                --              338
     Net operating loss carry forward(1)                                582              584
     SERP Accrual                                                        --              548
     Deferred revenue                                                    53               58
     Minimum pension liability                                           --              133
     Unrealized loss on investment in securities available-for-sale      --               99
     Other                                                              130               57
     ----------------------------------------------------------------------------------------
       Total deferred tax assets                                 $    6,846         $  5,395
---------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Premises and equipment                                              (3)            (174)
     Intangible/assets                                                 (427)             (83)
     Unrealized gain on investment in securities available-for-sale    (205)              --
       Other                                                           (154)            (177)
---------------------------------------------------------------------------------------------
       Total deferred tax liabilities                                  (789)            (434)
---------------------------------------------------------------------------------------------
Net deferred tax assets                                          $    6,057        $   4,961
---------------------------------------------------------------------------------------------

1. As of December 31, 2006, the Company had approximately $ 1,700,000 of net operating loss carryforwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carryforward is subject to Section 382 of the Internal Revenue Code and limits the Company's use to approximately $120,000 per year during the carryforward period, which expires in 2019.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2006 or 2005, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The Company's income tax (benefit) expense from discontinued operations was ($280,000), $557,000, ($947,000) with effective rates of 41%, 215% and 34% for the years 2006, 2005 and 2004, respectively. The decrease from 2005 to 2006 was primarily the result of differences between book and tax valuations resulting from the sale of GEMS.

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

Note 18
Disclosures About Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2006, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters at December 31, 2006 and 2005:

(In thousands)                                                       2006             2005
-------------------------------------------------------------------------------------------------
Conditional commitments to extend credit                        $  22,506        $  21,834
Standby letters of credit                                           6,417            7,407
Commercial letters of credit                                        2,650            6,533
-------------------------------------------------------------------------------------------------

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2006 and 2005:

                                                     2006                         2005
                                            -----------------------------------------------------
                                              Carrying      Fair          Carrying      Fair
(In thousands)                                 Amount       Value          Amount       Value
-------------------------------------------------------------------------------------------------
Balance sheet assets:
     Cash and cash equivalents              $  196,504  $  196,504       $  149,692   $  149,692
     Investment in debt and equity securities  102,749     102,749           94,859       94,859
     Loans, net                                497,533     494,735          523,022      516,917
     Accrued interest receivable                 4,140       4,140            3,324        3,324
------------------------------------------------------------------------------------------------
Total                                       $  800,926  $  798,128       $  770,897   $  764,792
================================================================================================
Balance sheet liabilities:
     Deposits                               $  289,894  $  289,894       $  286,998   $  286,998
     Accounts and drafts payable               468,393     468,393          445,811      445,811
     Short-term borrowings                         181         181              188          188
     Subordinated convertible debentures         3,700       3,110            3,700        3,564
     Accrued interest payable                      744         744              296          296
------------------------------------------------------------------------------------------------
Total                                       $  762,912  $  762,322       $  736,993   $  736,857
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

The Information Services segment provides freight, utility and telecommunication invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately held businesses and churches.

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

Summarized information about the Company's operations in each industry segment for the periods ended December 31, 2006, 2005 and 2004, is as follows:

                                                                                           Corporate
                                                     Information        Banking               and
(In thousands)                                        Services         Services          Eliminations       Total
-------------------------------------------------------------------------------------------------------------------
2006
Fee revenue and other income:
       Income from customers                       $   41,180        $   1,641          $      --       $   42,821
       Intersegment income (expense)                    1,487            1,741             (3,228)              --
Net interest income (expense) after
provision for loan losses:
       Interest from customers                         25,500           13,784                 --           39,284
       Intersegment interest                              349             (349)                --               --
Depreciation and amortization                           1,889              379                 --            2,268
Income taxes                                            5,431            2,936                 --            8,367
Net income from continuing operations                  11,151            4,310                 --           15,461
Goodwill                                                7,335              136                 --            7,471
Other intangible assets, net                            1,156               --                 --            1,156
Assets related to discontinued operations                  --               --                 --               --
Total assets                                       $  527,227        $ 333,454          $  (2,210)      $  858,471
------------------------------------------------------------------------------------------------------------------
2005
Fee revenue and other income:
       Income from customers                       $   35,901        $   2,752          $      --       $   38,653

       Intersegment income (expense)                    1,323            1,597             (2,920)              --
Net interest income (expense) after
provision for loan losses:
       Interest from customers                         19,436           13,353                 --           32,789
       Intersegment interest                              163             (163)                --               --
Depreciation and amortization                           1,865              278                 --            2,143
Income taxes                                            2,615            2,367                 --            4,982
Net income from continuing operations                   6,499            4,745                 --           11,244
Goodwill                                                4,262              136                 --            4,398
Other intangible assets, net                              935               --                 --              935
Assets related to discontinued operations                  --               --                400              400
Total assets                                      $   489,857      $   338,107         $   (9,266)     $   818,698
------------------------------------------------------------------------------------------------------------------
2004
Fee revenue and other income:
       Income from customers                       $   32,320        $   1,727          $      --       $   34,047
       Intersegment income (expense)                       --            1,467             (1,467)              --
Net interest income (expense) after
provision for loan losses:
       Interest from customers                         15,652           11,436                 --           27,088
       Intersegment interest                               62              (62)                --               --
Depreciation and amortization                           2,904              314                 60            3,278
Income taxes                                            2,006            2,203                 --            4,209
Net income from continuing operations                   6,225            3,656                 --            9,881
Goodwill                                                4,262              171                 --            4,433
Other intangible assets, net                              805               --                353            1,158
Assets related to discontinued operations                  --               --              6,566            6,566
Total assets                                       $  397,722         $314,625          $   4,174         $716,521
------------------------------------------------------------------------------------------------------------------

Note 20
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) as of December 31, 2006 and 2005, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2006.

                                                                             Condensed Balance Sheets
                                                                                    December 31
                                                                       -----------------------------------
(In thousands)                                                                2006                    2005
----------------------------------------------------------------------------------------------------------
Assets:
     Cash and due from banks                                           $    10,472             $    12,113
     Short-term investments                                                127,419                  71,911
     Investment in debt and equity securities,
         available-for-sale                                                 98,519                  89,621
     Loans, net                                                            234,718                 270,579
     Investment in subsidiary                                               38,641                  38,367
     Premises and equipment, net                                            11,574                  10,591
     Other assets                                                           44,525                  35,041
----------------------------------------------------------------------------------------------------------
Total assets                                                           $   565,868             $   528,223
==========================================================================================================
Liabilities and Shareholders' Equity:
     Accounts and drafts payable                                       $   468,393             $   445,811
     Subordinated convertible debentures                                     3,700                   3,700
     Other liabilities                                                       9,854                   3,431
----------------------------------------------------------------------------------------------------------
Total liabilities                                                          481,947                 452,942
Total shareholders' equity                                                  83,921                  75,281
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $   565,868             $   528,223
==========================================================================================================

                                                                   Condensed Statements of Income
                                                                             December 31
                                                            ----------------------------------------
(In thousands)                                                2006              2005           2004
-----------------------------------------------------------------------------------------------------
Income from subsidiary:
     Dividends                                             $  3,655         $   3,200       $     --
     Interest                                                   422               197             75
     Management fees                                          1,487             1,323          1,032
-----------------------------------------------------------------------------------------------------
     Income from subsidiary                                   5,564             4,720          1,107
Information services revenue                                 40,343            35,901         30,695
Net interest income after provision                          23,401            18,189         14,574
Gains on sales of investment securities                          --               547          1,045
Other income                                                    838               608            581
----------------------------------------------------------------------------------------------------
              Total income                                 $ 70,146         $  59,965       $ 48,002
-----------------------------------------------------------------------------------------------------
Expenses:
     Salaries and employee benefits                        $ 37,479         $  33,337       $ 28,963
     Other expenses                                          12,430            14,315         10,808
-----------------------------------------------------------------------------------------------------
              Total expenses                               $ 49,909         $  47,652       $ 39,771
-----------------------------------------------------------------------------------------------------
Income before income tax and equity in
     undistributed income of subsidiary                      20,237            12,313          8,231
Income tax expense                                            5,431             2,614          2,006
-----------------------------------------------------------------------------------------------------
Income before undistributed income
     of subsidiary                                           14,806             9,699          6,225
Equity in undistributed income of subsidiary                    260             1,247          1,780
-----------------------------------------------------------------------------------------------------
Net income                                                 $ 15,066          $ 10,946        $ 8,005
=====================================================================================================

Condensed Statements of Cash Flows

                                                                            December 31
                                                           ------------------------------------------
(In thousands)                                                2006              2005           2004
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                            $ 15,066         $  10,946       $  8,005
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Equity in undistributed income
         of subsidiary                                         (260)           (1,247)        (1,780)
       Net change in other assets                            (6,288)               41         (4,077)
       Net change in other liabilities                        2,457            (1,350)          (651)
       Amortization of stock bonus awards                       196               134             96
       Other, net                                             1,889             1,743          2,440
-----------------------------------------------------------------------------------------------------
         Net cash provided by
             operating activities                            13,060            10,267          4,033
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net increase in securities                              (8,065)          (18,975)        (8,254)
     Net increase (decrease) in loans                        35,861           (53,753)        (9,692)
     Payment for business acquisitions, net of
       cash acquired                                         (3,172)               --         (2,092)
     Purchases of premises and equipment, net                (2,188)           (1,344)        (1,197)
-----------------------------------------------------------------------------------------------------
         Net cash used in investing activities               22,436           (74,072)       (21,235)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in accounts
       and drafts payable                                    22,582            87,338         58,484
     Cash dividends paid                                     (3,666)           (3,201)        (3,025)
     Purchases of common shares for treasury                   (870)           (1,434)            --
     Other financing activities                                 325               136           (279)
-----------------------------------------------------------------------------------------------------
       Net cash provided by
        financing activities                                 18,371            82,839         55,180
-----------------------------------------------------------------------------------------------------
     Net increase in cash and
       cash equivalents                                      53,867            19,034         37,978
Cash and cash equivalents at beginning of year               84,024            64,990         27,012
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                   $137,891         $  84,024       $ 64,990
-----------------------------------------------------------------------------------------------------

Note 21
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

                                                   First       Second      Third       Fourth
(In thousands, except per share data)             Quarter     Quarter     Quarter     Quarter      YTD
---------------------------------------------------------------------------------------------------------
2006
Fee revenue and other income                     $ 10,466    $ 10,354    $ 10,928    $ 11,073    $ 42,821
Interest income                                    10,956      11,374      12,251      12,472      47,053
Interest expense                                    1,315       1,514       1,781       2,009       6,619
---------------------------------------------------------------------------------------------------------
   Net interest income                              9,641       9,860      10,470      10,463      40,434
Provision for loan losses                             150         150         200         650       1,150
Operating expenses                                 13,869      14,284      15,021      15,103      58,277
Income tax expense                                  2,136       2,056       2,205       1,970       8,367
---------------------------------------------------------------------------------------------------------
Net income from continuing operations               3,952       3,724       3,972       3,813      15,461
Net loss from discontinued
   operations before income taxes                      --        (325)       (150)       (200)       (675)
Benefits from income taxes                             --         136          62          82         280
---------------------------------------------------------------------------------------------------------
Net loss from discontinued operations                  --        (189)        (88)       (118)       (395)
---------------------------------------------------------------------------------------------------------
Net income                                       $  3,952    $  3,535    $  3,884    $  3,695    $ 15,066
=========================================================================================================
Net income per share:
   Basic earnings per share from
     continuing operations                       $    .47    $    .45    $    .48    $    .46    $   1.86
   Basic earnings per share from
     discontinued operations                           --        (.02)       (.01)       (.02)      (0.05)
   Basic earnings per share                           .47         .43         .47         .44        1.81
   Diluted earnings per share from
     continuing operations                            .47         .43         .47         .45        1.82
   Diluted earnings per share from
     discontinued operations                           --        (.02)       (.01)       (.02)      (0.05)
   Diluted earnings per share                         .47         .41         .46         .43        1.77
=========================================================================================================
2005
Fee revenue and other income                     $  9,681    $  9,283    $  9,720    $  9,969    $ 38,653
Interest income                                     8,518       9,189       9,813      10,731      38,251
Interest expense                                      992       1,216       1,229       1,250       4,687
---------------------------------------------------------------------------------------------------------
   Net interest income                              7,526       7,973       8,584       9,481      33,564
Provision for loan losses                             200         200         225         150         775
Operating expense                                  12,587      13,039      13,144      13,346      52,116
Impairment of equity investment                        --          --          --       3,100       3,100
Income tax expense                                  1,469       1,407       1,670         436       4,982
---------------------------------------------------------------------------------------------------------
Net income from continuing operations               2,951       2,610       3,265       2,418      11,244
Net income (loss) from discontinued
   operations before income taxes                    (275)        (39)       (259)        832         259
(Benefit from) Provision for income taxes             (91)        (13)        (87)        748         557
---------------------------------------------------------------------------------------------------------
Net income (loss) from discontinued operations       (184)        (26)       (172)         84        (298)
---------------------------------------------------------------------------------------------------------
Net income                                       $  2,767    $  2,584    $  3,093    $  2,502    $ 10,946
=========================================================================================================
Net income per share:
   Basic earnings per share from
     continuing operations                       $   0.35    $   0.33    $   0.39    $   0.29    $   1.36
   Basic earnings per share from
     discontinued operations                        (0.02)      (0.01)      (0.02)       0.02       (0.03)
   Basic earnings per share                          0.33        0.32        0.37        0.31        1.33
   Diluted earnings per share from
     continuing operations                           0.35        0.31        0.38        0.29        1.33
   Diluted earnings per share from
     discontinued operations                        (0.02)      (0.01)      (0.01)       0.00       (0.04)
   Diluted earnings per share                        0.33        0.30        0.37        0.29        1.29
=========================================================================================================

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 13 to the consolidated financial statements, as of December 31, 2006, the Company adopted Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

St. Louis, Missouri
March 9, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Under the supervision and with the participation of our management, including principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Cass Information Systems, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
March 9, 2007



ITEM 9B. OTHER INFORMATION

NONE

                                    PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE
         REGISTRANT

Information required by this item 10 is incorporated herein by reference from the following sections of the Company's definitive Proxy Statement for its 2007 Annual Meeting of Shareholders ("2007 Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission (SEC) no later than 120 days after the close of the fiscal year: "Election of Directors" and "Executive Officers" (please note that "Section 16(a) Beneficial Ownership Reporting Compliance" is within the "Executive Officers" section).

The Company has adopted a Code of Conduct and Business Ethics policy, applicable to all Company directors, executive officers and employees. The policy is publicly available and can be viewed on the Company's website at www.cassinfo.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding the amendment to, or a waiver from, a provision of this policy that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Information required pursuant to this item 11 is incorporated herein by reference from the sections entitled "Executive Officers" and "Election of Directors" of the Company's 2007 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this item 12 is incorporated herein by reference from the sections entitled "Executive Officers" and "Election of Directors" of the Company's 2007 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

Information required by this item 13 is incorporated herein by reference from the sections entitled "Executive Officers" and "Election of Directors" of the Company's 2007 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant's fees and services is incorporated herein by reference from the section "Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2007 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are incorporated by reference in or filed as an exhibit to this Report:

     (1) and (2) Financial Statements and Financial Statement Schedules
                 Submitted as a separate section of this report.

             (3) Exhibits listed under (b) of this Item 15.

(b)  Exhibits

          2.1 GEMS Asset Purchase Agreement, incorporated by reference to Form 8-K, filed with the SEC on January 4, 2006 (File No 333 - 44497).

          3.1 Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

          3.2 Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 333 - 44497).

          3.3 Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No 333 - 44497).

          10.1 1995 Restricted Stock Bonus Plan, as amended to January 19, 1999, including form of Restriction Agreement, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91456, filed with the SEC on February 16, 1999.

          10.2 1995 Performance-Based Stock Option Plan, as amended to January 19, 1999, including forms of Option Agreements, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91568, filed with the SEC on February 16, 1999.

          10.3 Form of Directors' Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No 333 - 44497).

          21   Subsidiaries of registrant.

          23   Consent of Independent Registered Public Accounting Firm.

          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                   CASS INFORMATION SYSTEMS, INC.

Date:    March 9, 2007           By         /s/ Lawrence A. Collett
                                      ---------------------------------------
                                                Lawrence A. Collett
                                        Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


Date:    March 9, 2007           By         /s/ P. Stephen Appelbaum
                                      ---------------------------------------
                                                P. Stephen Appelbaum
                                                Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.

Date:    March 9, 2007                         By   /s/ Robert J. Bodine
                                                  ------------------------------
                                                        Robert J. Bodine

Date:    March 9, 2007                         By   /s/ K. Dane Brooksher
                                                  ------------------------------
                                                        K. Dane Brooksher

Date:    March 9, 2007                         By   /s/ Eric H. Brunngraber
                                                  ------------------------------
                                                        Eric H. Brunngraber

Date:    March 9, 2007                         By   /s/ Bryan S. Chapell
                                                  ------------------------------
                                                        Bryan S. Chapell

Date:    March 9, 2007                         By   /s/ Lawrence A. Collett
                                                  ------------------------------
                                                        Lawrence A. Collett

Date:    March 9, 2007                         By   /s/ Robert A. Ebel
                                                  ------------------------------
                                                        Robert A. Ebel

Date:    March 9, 2007                         By   /s/ Benjamin F. Edwards, IV
                                                  ------------------------------
                                                        Benjamin F. Edwards, IV

Date:    March 9, 2007                         By   /s/ Wayne J. Grace
                                                  ------------------------------
                                                        Wayne J. Grace

Date:    March 9, 2007                         By   /s/ Harry J. Krieg
                                                  ------------------------------
                                                        Harry J. Krieg

Date:    March 9, 2007                         By   /s/ Irving A. Shepard
                                                  ------------------------------
                                                        Irving A. Shepard

Date:    March 9, 2007                         By   /s/ A. J. Signorelli
                                                  ------------------------------
                                                        A. J. Signorelli

Date:    March 9, 2007                         By   /s/ Franklin D. Wicks, Jr.
                                                  ------------------------------
                                                        Franklin D. Wicks, Jr.