Form 10-Q
period 2007-03-31
CASS INFORMATION SYSTEMS INC
filed 2007-05-09
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

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

                               Yes |_|    No |X|

     The number of shares outstanding of registrant's only class of stock as of May 7, 2007: Common stock, par value $.50 per share - 8,371,089 shares outstanding.

--------------------------------------------------------------------------------

                                                           TABLE OF CONTENTS

PART I - Financial Information

   Item 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets
              March 31, 2007 (unaudited) and December 31, 2006 ..............  3

            Consolidated Statements of Income
              Three months ended March 31, 2007 and 2006 (unaudited) ........  4

            Consolidated Statements of Cash Flows
              Three months ended March 31, 2007 and 2006 (unaudited) ........  5

            Notes to Consolidated Financial Statements (unaudited) ..........  6

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ...................................... 12

   Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...... 21

   Item 4.  CONTROLS AND PROCEDURES ......................................... 21

PART II - Other Information - Items 1. - 6. ................................. 21

   SIGNATURES ............................................................... 23

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                          March 31   December 31
                                                            2007        2006
Assets
Cash and due from banks                                  $  22,818    $  26,995
Federal funds sold and other short-term investments        120,168      169,509
                                                         ---------    ---------
     Cash and cash equivalents                             142,986      196,504
                                                         ---------    ---------
Securities available-for-sale, at fair value               130,401      102,749

Loans                                                      530,609      504,125
     Less: Allowance for loan losses                         6,822        6,592
                                                         ---------    ---------
         Loans, net                                        523,787      497,533
                                                         ---------    ---------
Premises and equipment, net                                 12,618       12,898
Investment in bank-owned life insurance                     12,156       12,024
Payments in excess of funding                               12,525        9,333
Goodwill                                                     7,471        7,471
Other intangible assets, net                                 1,086        1,156
Other assets                                                18,656       18,803
                                                         ---------    ---------
           Total assets                                  $ 861,686    $ 858,471
                                                         =========    =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                 $  90,781    $ 106,587
     Interest-bearing                                      182,720      183,307
                                                         ---------    ---------
         Total deposits                                    273,501      289,894
Accounts and drafts payable                                484,013      468,393
Short-term borrowings                                           27          181
Subordinated convertible debentures                          3,700        3,700
Liabilities related to discontinued operations                  --          277
Other liabilities                                           13,300       12,105
                                                         ---------    ---------
         Total liabilities                                 774,541      774,550
                                                         ---------    ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                      --           --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized and 9,112,484
   shares issued at March 31, 2007 and
   December 31, 2006, respectively                           4,556        4,556
Additional paid-in capital                                  17,206       17,896
Retained earnings                                           84,697       81,516
Common shares in treasury, at cost
   (744,995 shares at March 31, 2007 and
   784,773 shares at December 31, 2006)                    (16,211)     (17,077)
Accumulated other comprehensive loss                        (3,103)      (2,970)
                                                         ---------    ---------
         Total shareholders' equity                         87,145       83,921
                                                         ---------    ---------
           Total liabilities and shareholders' equity    $ 861,686    $ 858,471
                                                         =========    =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                              Three Months Ended
                                                                   March 31
                                                              ------------------
                                                                2007      2006
Fee Revenue and Other Income:
Information services payment and processing revenue            $11,249   $ 9,688
Bank service fees                                                  393       577
Other                                                              221       201
                                                               -------   -------
       Total fee revenue and other income                       11,863    10,466
                                                               -------   -------

Interest Income:
Interest and fees on loans                                       8,988     8,782
Interest and dividends on securities:
     Taxable                                                       243       266
     Exempt from federal income taxes                              910       636
Interest on federal funds sold and
   other short-term investments                                  1,855     1,272
                                                               -------   -------
       Total interest income                                    11,996    10,956
                                                               -------   -------

Interest Expense:
Interest on deposits                                             1,960     1,264
Interest on short-term borrowings                                    2         2
Interest on subordinated convertible debentures                     49        49
                                                               -------   -------
       Total interest expense                                    2,011     1,315
                                                               -------   -------
         Net interest income                                     9,985     9,641
Provision for loan losses                                          225       150
                                                               -------   -------
         Net interest income after provision for loan losses     9,760     9,491
                                                               -------   -------

Operating Expense:
Salaries and employee benefits                                  11,539    10,270
Occupancy                                                          490       455
Equipment                                                          812       653
Amortization of intangible assets                                   70        43
Other operating                                                  2,422     2,448
                                                               -------   -------
       Total operating expense                                  15,333    13,869
                                                               -------   -------
         Income before income tax expense                        6,290     6,088
Income tax expense                                               2,104     2,136
                                                               -------   -------
         Net income                                            $ 4,186   $ 3,952
                                                               =======   =======

Basic earnings per share                                       $   .50   $   .47
Diluted earnings per share                                         .49       .47

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                 Three Months Ended
                                                                      March 31
                                                               ----------------------
                                                                 2007         2006
Cash Flows From Operating Activities:
Net income                                                     $   4,186    $   3,952
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                 645          471
       Provision for loan losses                                     225          150
       Stock-based compensation expense                              139           48
       Deferred income tax expense (benefit)                         986       (1,031)
       Increase in income tax liability                              972        3,551
       Increase in pension liability                                 479          375
       Other operating activities, net                            (1,430)        (996)
Operating activities of discontinued operations                       --       (1,327)
                                                               ---------    ---------
       Net cash provided by operating activities                   6,202        5,193
                                                               ---------    ---------

Cash Flows From Investing Activities:
Proceeds from maturities of securities available-for-sale         17,000       21,510
Purchase of securities available-for-sale                        (44,904)     (21,290)
Net (increase) decrease in loans                                 (26,479)       2,040
Increase in payments in excess of funding                         (3,192)        (909)
Purchases of premises and equipment, net                            (248)        (605)
                                                               ---------    ---------
         Net cash (used in) provided by investing activities     (57,823)         746
                                                               ---------    ---------

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits              (15,806)     (13,387)
Net decrease in interest-bearing demand and savings deposits     (12,777)      (4,337)
Net increase in time deposits                                     12,189        8,648
Net increase (decrease) in accounts and drafts payable            15,619       (4,418)
Net decrease in short-term borrowings                               (154)        (161)
Cash proceeds from exercise of stock options                           4          322
Cash dividends paid                                               (1,005)        (890)
Tax benefits on stock awards                                          33           24
                                                               ---------    ---------
         Net cash used in financing activities                    (1,897)     (14,199)
                                                               ---------    ---------
Net decrease in cash and cash equivalents                        (53,518)      (8,260)
Cash and cash equivalents at beginning of period                 196,504      149,692
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $ 142,986    $ 141,432
                                                               =========    =========

Supplemental information:
         Cash paid for interest                                $   1,939    $   1,154
         Cash paid (received) for income taxes                       186         (406)

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company's bank subsidiary sold the assets of Government e-Management Solutions, Inc. ("GEMS"), its wholly owned subsidiary, on December 30, 2005. The assets, liabilities and results of operations of GEMS were presented in the 2006 consolidated financial statements as discontinued operations. There was no discontinued operations activity in the three-month periods ended March 31, 2007 or 2006. The Company issued a 50% stock dividend on September 15, 2006 and the share and per share information have been restated for all periods presented in the accompanying consolidated financial statements. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s ("the Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended March 31, 2007 and December 31, 2006 are as follows:

                                            March 31, 2007                      December 31, 2006
=========================================================================================================
                                   Gross Carrying      Accumulated       Gross Carrying       Accumulated
(In Thousands)                         Amount         Amortization           Amount          Amortization
=========================================================================================================
Assets eligible for amortization:
   Software                                 862             (445)                862                (402)
   Customer List                            750              (81)                750                 (54)
---------------------------------------------------------------------------------------------------------
         Total                            1,612             (526)              1,612                (456)
---------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                               7,698             (227)*             7,698                (227)*
---------------------------------------------------------------------------------------------------------
       Total unamortized intangibles      7,698             (227)              7,698                (227)
---------------------------------------------------------------------------------------------------------
Total intangible assets               $   9,310        $    (753)          $   9,310           $    (683)
---------------------------------------------------------------------------------------------------------

* Amortization through December 31, 2001 prior to adoption of SFAS No. 142.

Software is amortized over four to five years and the customer list is amortized over seven years. Amortization of intangible assets amounted to $70,000 and $43,000 for the three-month periods ended March 31, 2007 and 2006, respectively. Estimated amortization of intangibles over the next five years is as follows:
$280,000 in 2007 and 2008, $222,000 in 2009 and $107,000 in 2010 and 2011.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at March 31, 2007 was $302,000.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended March 31, 2007 and 2006 are as follows:

                                                                                Three Months Ended
                                                                                     March 31
                                                                             ------------------------
(Dollars in thousands, except per share data)                                2007                2006
--------------------------------------------------------------------------------------------------------
     Basic
         Net income                                                      $     4,186         $     3,952
         Weighted average common shares outstanding                        8,309,110           8,323,370
     ---------------------------------------------------------------------------------------------------

         Basic earnings per share                                        $       .50         $     0.47
     ---------------------------------------------------------------------------------------------------

     Diluted
         Net income                                                      $     4,186         $     3,952
         Net income effect of 5.33% convertible debentures                        27                  27
     ---------------------------------------------------------------------------------------------------
         Net income                                                            4,213               3,979
     ---------------------------------------------------------------------------------------------------

         Weighted-average common shares outstanding                        8,309,110           8,323,370
         Effect of dilutive stock options and awards                          93,741              53,850
         Effect of 5.33% convertible debentures                              172,717             172,717
     ---------------------------------------------------------------------------------------------------
         Weighted-average common shares outstanding assuming dilution      8,575,568           8,549,937
     ---------------------------------------------------------------------------------------------------

         Diluted earnings per share                                      $       .49         $      .47
     ---------------------------------------------------------------------------------------------------

Share and per share data for 2006 in the schedule above have been restated for the 50% stock dividend issued on September 15, 2006.

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 150,000 shares of the Company's Common Stock. The Company did not repurchase any shares during the three-month periods ended March 31, 2007 and 2006. As of March 31, 2007, 120,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the three-month periods ended March 31, 2007 and 2006, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2007 and 2006 is summarized as follows:

                                                              Three Months Ended
                                                                   March 31
                                                              ------------------
         (In Thousands)                                         2007       2006
         -----------------------------------------------------------------------

         Net income                                           $ 4,186    $ 3,952

         Other comprehensive income:
              Net unrealized (loss) gain on debt and equity
                securities available-for-sale, net of tax        (133)        98
         -----------------------------------------------------------------------
         Total comprehensive income                           $ 4,053    $ 4,050
         -----------------------------------------------------------------------

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

The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value.

All revenue originates from and all long-lived assets are located within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

Summarized information about the Company's operations in each industry segment for the three-month periods ended March 31, 2007 and 2006, is as follows:

                                                                                     Corporate,
                                               Information          Banking         Eliminations
(In Thousands)                                  Services           Services           and Other         Total
==============================================================================================================
Quarter Ended March 31, 2007
   Total Revenues:
     Revenue from customers                 $    17,743          $    3,880         $      --       $   21,623
     Intersegment revenue                           487                 348              (835)              --
   Net income                                     3,194                 992                --            4,186
   Total assets                                 546,245             324,686            (9,245)         861,686
   Goodwill                                       7,335                 136                --            7,471
   Other intangible assets, net                   1,086                  --                --            1,086

Quarter Ended March 31, 2006
   Total Revenues:
     Revenue from customers                 $    15,826          $    4,131         $      --       $   19,957
     Intersegment revenue                           354                 405              (759)              --
   Net income                                     2,761               1,191                --            3,952
   Total assets                                 505,962             317,864           (12,928)         810,898
   Goodwill                                       4,262                 136                --            4,398
   Other intangible assets, net                     892                  --                --              892
   Assets related to discontinued operations         --                  --               326              326

Note 8 - Loans by Type

(In Thousands)                                                  March 31, 2007          December 31, 2006
==============================================================================================================
Commercial and industrial                                       $   123,165              $   113,162
Real estate (Commercial and church):
   Mortgage                                                         368,645                  352,044
   Construction                                                      29,852                   29,779
Industrial revenue bonds                                              6,196                    6,293
Other                                                                 2,751                    2,847
--------------------------------------------------------------------------------------------------------------
Total loans                                                     $   530,609              $   504,125
==============================================================================================================

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2007, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2007 the balance of unused loan commitments, standby and commercial letters of credit were $28,745,000, $5,643,000 and $2,998,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments, time deposits and convertible subordinated debentures at March 31, 2007:

                                                               Amount of Commitment Expiration per Period
                                                               ------------------------------------------
                                                                     Less than       1-3        3-5      Over 5
(Dollars in thousands at March 31, 2007)                  Total       1 Year        Years      Years      Years
================================================================================================================
Operating lease commitments                          $   4,301     $      709      $1,187     $  939    $  1,466
Time deposits                                          100,986         97,263       2,291      1,432          --
Convertible subordinated debentures*                     3,700             --         --         --        3,700
----------------------------------------------------------------------------------------------------------------
     Total                                           $ 108,987     $   97,972      $3,478     $2,371    $  5,166
================================================================================================================

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

Note 10 - Stock-Based Compensation

The Company maintains stock-based incentive plans, which permit the awards of up to 259,875 shares of restricted common stock and the granting of options to acquire up to 1,039,000 shares of common stock. Restricted shares are amortized to expense over the three-year vesting period. Options currently vest and expire over a period not to exceed seven years. The plans authorize the grant of awards in the form of options intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. The Company issues shares out of treasury stock for restricted shares and option exercises.

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share based Payment." As of March 31, 2007, the total unrecognized compensation expense related to non-vested stock options was $126,000 and the related weighted-average period over which it is expected to be recognized is approximately 4.6 years. As of March 31, 2007, the total unrecognized compensation expense related to non-vested stock awards was $1,692,000 and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.

Changes in restricted shares outstanding were as follows:

                                                          Shares      Fair Value
         -----------------------------------------------------------------------
         Balance at December 31, 2006                      22,481        22.88
         Granted                                           39,520        37.30
         Vested                                            (5,416)       18.64
         Forfeited                                             --           --
         -----------------------------------------------------------------------
         Balance at March 31, 2007                         56,585        33.36
         -----------------------------------------------------------------------

There were no stock options granted during the three-month period ended March 31, 2007. Following are the assumptions used to estimate the fair value of option grants during the three-month period ended March 31, 2006:

                                                         Three Months Ended
                                                              March 31
         ----------------------------------------------------------------------
                                                        2007               2006
         Risk-free interest rate                         --                4.37%
         Expected life                                   --               7 yrs.
         Expected volatility                             --                5.00%
         Expected dividend yield                         --                1.88%
         ----------------------------------------------------------------------

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

A summary of the Company's stock option program for the three-month period ended March 31, 2007 is shown below.

                                                  Weighted-         Average          Aggregate
                                                   Average         Remaining         Intrinsic
                                                  Exercise        Contractual          Value
                                  Shares            Price         Term Years          ($000)
                                  ============================================================
Outstanding at January 1, 2007      87,805       $  15.40
Granted                                 --             --
Exercised                            (258)          15.96
Forfeited or expired                    --             --
                                 ---------       --------
Outstanding at March 31, 2007       87,547          15.40             4.09         $    1,607
                                 =============================================================
Exercisable at March 31, 2007       17,477       $  11.49             3.07         $      389
                                 =============================================================

The total intrinsic value of options exercised was $5,000 and $1,623,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

A summary of the activity of the non-vested options during the three-month period ended March 31, 2007 is shown below.

                                                                       Weighted-
                                                                        Average
                                                                      Grant Date
                                                           Shares     Fair Value
--------------------------------------------------------------------------------
Nonvested at January 1, 2007                               85,406      $  2.38
Granted                                                        --      $    --
Vested                                                    (15,336)     $  1.75
Forfeited                                                      --           --
--------------------------------------------------------------------------------
Nonvested at March 31, 2007                                 70,070     $  2.52
================================================================================

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

The following table represents the components of the net periodic pension costs for 2006 and an estimate for 2007:

                                                        Estimated        Actual
      (In Thousands)                                      2007            2006
      =========================================================================
      Service cost - benefits earned during the year    $ 1,565         $ 1,554
      Interest cost on projected benefit obligation       1,721           1,565
      Expected return on plan assets                     (1,871)         (1,603)
      Net amortization                                      125             270
      -------------------------------------------------------------------------
      Net periodic pension cost                         $ 1,540         $ 1,786
      -------------------------------------------------------------------------

Pension costs recorded to expense were $403,000 and $338,000 for the three-month periods ended March 31, 2007 and 2006, respectively. The Company has not made any contribution to the plan during the three-month period ended March 31, 2007, but expects to contribute at least $1,800,000 in 2007.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2006 and an estimate for 2007:

                                                         Estimated        Actual
     (In Thousands)                                        2007            2006
     ===========================================================================
     Service cost - benefits earned during the year      $    43        $    43
     Interest cost on projected benefit obligation           164            150
     Net amortization                                        100            111
     ---------------------------------------------------------------------------
     Net periodic pension cost                           $   307        $   304
     ---------------------------------------------------------------------------

Pension costs recorded to expense were $86,000 and $48,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

Note 12 - Income Taxes

The Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.

The Company had unrecognized tax benefits of approximately $655,000 as of January 1, 2007. The total amount of federal and state unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate was $488,000, net of federal tax benefit. There have been no significant changes to the unrecognized tax benefits during the three months ended March 31, 2007. The company expects a reduction of $31,000 in unrecognized tax benefits during the remaining nine-month period ending December 31, 2007 as a result of the lapse of federal and state statutes of limitations.

Interest and penalties are immaterial at the date of adoption. The company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest recognized during the three months ended March 31, 2007 was immaterial.

The Company is subject to income tax in the U. S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2003 and 2006 remain subject to examination by the Internal Revenue Service ("IRS"). In addition, the Company is subject to state tax examinations for the tax years 2003 through 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the "Bank"), provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries.

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

On July 7, 2006, the Company acquired 100% of the stock of NTransit, Inc., a company whose service provides auditing and expense management of parcel shipments. While this acquisition did not meet the Regulation S-X criteria of a significant business combination, it positioned the Company to expand its offerings in the specialized service and expertise in parcel shipping, which is a unique segment of the transportation industry that has experienced tremendous growth in recent years.

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

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns such as the realization of deferred tax assets, changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. Effective January 1, 2007, the Company adopted FIN No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109." FIN No. 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 12 to the financial statements.

Pension Plans. The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2006, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 13 to the consolidated financial statements filed with the Company's annual report on Form 10-K for the year ended December 31, 2006. In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of its fiscal year-end. The Company recognized the required changes and disclosures in its consolidated 2006 financial statements.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2007 ("First Quarter of 2007") compared to the three-month period ended March 31, 2006 ("First Quarter of 2006"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2006 annual report on Form 10-K. Results of operations for the First Quarter of 2007 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                                        Three Months Ended
                                                                             March 31
                                                             --------------------------------------
                                                                                                %
      (Dollars in thousands, except per share data)            2007            2006          Change
      =============================================================================================
      Net income                                             $ 4,186         $ 3,952           5.9%
      Diluted earnings per share                             $   .49         $   .47           4.3%
      Return on average assets                                  1.97%           1.97%           --
      Return on average equity                                 20.12%          21.03%           --
      ---------------------------------------------------------------------------------------------

Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the First Quarter of 2007 and First Quarter of 2006 were as follows:

                                                                    Three Months Ended
                                                                         March 31
                                                         --------------------------------------
                                                                                            %
      (In Thousands)                                       2007            2006          Change
      =========================================================================================
      Freight Core Invoice Transaction Volume*            6,064            5,994           1.2%
      Freight Invoice Dollar Volume                 $ 3,411,394      $ 3,450,076          (1.1)%
      Utility Transaction Volume                          2,240            1,503          49.0%
      Utility Transaction Dollar Volume             $ 1,774,004      $ 1,374,215          29.1%
      Payment and Processing Fees                   $    11,249      $     9,688          16.1%
      -----------------------------------------------------------------------------------------

      * Core invoices exclude parcel shipments.

Freight transaction volume and invoice dollar volume for the First Quarter of 2007 remained consistent with the same period in 2006. This is reflective of the lack of growth in shipping activity in the United States, particularly in the large manufacturing segments. The increase in transaction and dollar volume from utility transactions increased primarily due to new customers as the growth of this division continues. The increase in utility transaction volume drove the increase in payment and processing fees.

Bank service fees decreased $184,000 or 32%. This decrease was due primarily to a penalty charged for the early withdrawal of a certificate of deposit by one large bank customer in 2006. Other income increased $20,000 in the First Quarter of 2007.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the First Quarter of 2007 and First Quarter of 2006:

                                                                     Three Months Ended
                                                                          March 31
                                                          --------------------------------------
       (Dollars In Thousands)                               2007            2006          Change
       =========================================================================================
       Average earning assets                           $779,623         $743,472           4.9%
       Net interest income*                               10,515           10,015           5.0%
       Net interest margin*                                 5.47%            5.46%           --
       Yield on earning assets*                             6.52%            6.18%           --
       Rate on interest bearing liabilities                 4.13%            3.03%           --
       -----------------------------------------------------------------------------------------

      * Presented on a tax-equivalent basis assuming a tax rate of 35% in 2007 and 2006.

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

Total average loans decreased $12,433,000 or 2.3% to $516,705,000. This decrease was attributable to the repayment of several commercial loans. Total average investment in debt and equity securities increased $22,011,000 or 23% to $116,804,000 as the Company invested a portion of the increase in payables. Total average federal funds sold and other short-term investments increased $26,573,000 or 22% to $146,114,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables that follow.

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

                                                            First Quarter 2007                          First Quarter 2006
                                                  -------------------------------------       --------------------------------------
                                                                Interest                                     Interest
                                                  Average        Income/         Yield/       Average        Income/          Yield/
(Dollars in thousands)                            Balance        Expense          Rate        Balance        Expense           Rate
====================================================================================================================================
Assets (1)
Earning assets:
      Loans (2,3):
         Taxable                                $ 510,465       $    8,916          7.08%    $ 524,121     $   8,725           6.75%
         Tax-exempt (4)                             6,240              112          7.31         5,017            89           7.19
Debt and equity securities (5):
         Taxable                                   20,549              243          4.80        28,649           266           3.77
         Tax-exempt (4)                            96,255            1,399          5.90        66,144           978           6.00
Federal funds sold and other
         short-term investments                   146,114            1,856          5.15       119,541         1,272           4.32
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                              779,623           12,526          6.52       743,472        11,330           6.18
Nonearning assets:
   Cash and due from banks                         25,386                                       28,947
   Premises and equipment, net                     12,843                                       12,049
   Bank-owned life insurance                       12,069                                       11,587
   Goodwill and other intangibles, net              8,593                                        5,318
   Other assets                                    28,181                                       20,530
   Assets related to discontinued
      operations                                       --                                           --
Allowance for loan losses                          (6,672)                                      (6,255)
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $ 860,023                                    $ 815,648
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                                  $  64,669       $      518          3.25%    $  83,112     $     471           2.30%
   Savings deposits                                22,978              194          3.42        19,845           103           2.10
   Time deposits of
      $100 or more                                 69,282              890          5.21        37,144           382           4.17
   Other time deposits                             29,476              358          4.94        31,996           308           3.90
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                   186,405            1,960          4.27       172,097         1,264           2.98
   Short-term borrowings                              175                2          5.11           164             2           4.95
   Subordinated Debentures                          3,700               49          5.37         3,700            49           5.37
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                    190,280            2,011          4.29       175,961         1,315           3.03

Noninterest-bearing liabilities:
   Demand deposits                                 96,306                                      100,932
   Accounts and drafts payable                    476,275                                      455,834
   Other liabilities                               12,775                                        5,461
   Liabilities related to
      discontinued operations                          --                                        1,258
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                 775,636                                      739,446
Shareholders' equity                               84,387                                       76,202
Total liabilities and
   shareholders' equity                         $ 860,023                                    $ 815,648
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             $   10,515                                 $  10,015
Net interest margin                                                                 5.47%                                      5.46%
Interest spread                                                                     2.23%                                      3.15%
====================================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2006 consolidated financial statements, filed with the Company's 2006 annual report on Form 10-K.
3. Interest income on loans includes net loan fees of $46,000 and $72,000 for the First Quarter of 2007 and 2006, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2007 and 2006. The tax-equivalent adjustment was approximately $530,000 and $374,000 for the First Quarter of 2007 and 2006, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

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

                                                            First Quarter
                                                           2007 Over 2006
                                                     --------------------------
(In Thousands)                                        Volume     Rate     Total
===============================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                         $  (231)  $   422   $  191
     Tax-exempt (3)                                       22         1       23
   Debt and equity securities:
     Taxable                                             (86)       63      (23)
     Tax-exempt (3)                                      438       (17)     421
   Federal funds sold and other
     short-term investments                              312       272      584
-------------------------------------------------------------------------------
Total interest income                                    455       741    1,196
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                     (119)      166       47
   Savings deposits                                       19        72       91
   Time deposits of $100 or more                         394       114      508
   Other time deposits                                   (27)       77       50
   Short-term borrowings                                  --        --       --
   Subordinated debentures                                --        --       --
Total interest expense                               $   267   $   429   $  696
-------------------------------------------------------------------------------
Net interest income                                  $   188   $   312   $  500
===============================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2007 and 2006.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. Provisions of $225,000 and $150,000 were made for loan losses during the First Quarter of 2007 and the

First Quarter of 2006, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There was $5,000 of net loan recoveries in the First Quarter of 2007 and $221,000 of net loan charge-offs in the First Quarter 2006.

The allowance for loan losses at March 31, 2007 was $6,822,000 and at December 31, 2006 was $6,592,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2007 was 1.29% compared to 1.31% at December 31, 2006. Nonperforming loans were $764,000 or .14% of total loans at March 31, 2007 compared to $795,000 or .16% of total loans at December 31, 2006.

At March 31, 2007, nonperforming loans, which are also considered impaired, consisted of $764,000 in non-accrual loans as shown in the following table. This total consists of three loans that relate to businesses that are in bankruptcy, financial trouble or are in process of liquidation. Nonperforming loans at December 31, 2006 consisted of $795,000 in non-accrual loans and relate to these three borrowers. Total nonperforming loans decreased $621,000 from March 31, 2006 to March 31, 2007. This decrease was primarily due to the collection of one loan, charge-offs of three other loans and a reduction in principal balance of the other nonperforming loan.

In addition to the nonperforming loans discussed above, at March 31, 2007, approximately $5,178,000 of loans not included in the table below were identified by management as having potential credit problems. They may also be classified for regulatory purposes. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $3,220,000 related to one borrower that was renegotiated several years ago and although current under the new terms of the contract, management believes, due to the financial condition of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement. The remaining loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

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

Summary of Asset Quality

The following table presents information as of and for the three-month periods ended March 31, 2007 and 2006 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                    Three Months Ended
                                                                         March 31
                                                             ----------------------------
(Dollars in Thousands)                                            2007               2006
=========================================================================================
Allowance at beginning of period                             $    6,592        $    6,284

Provision charged to expense                                        225               150

Loans charged off                                                    --              (224)
Recoveries on loans previously charged off                            5                 3
-----------------------------------------------------------------------------------------
Net loan recoveries (charge-offs)                                     5              (221)

Allowance at end of period                                   $    6,822        $    6,213
-----------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                 $  516,705        $  529,138
     March 31                                                   530,609           527,045
Ratio of allowance for loan losses to loans outstanding:
     Average                                                       1.32%             1.17%
     March 31                                                      1.29%             1.18%
Nonperforming loans:
     Nonaccrual loans                                               764        $    1,385
     Loans past due 90 days or more                                  --                --
     Renegotiated loans                                              --                --
-----------------------------------------------------------------------------------------
     Total non performing loans                              $      764        $    1,385
     Foreclosed assets                                               --                --
-----------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                   .15%              .26%
=========================================================================================

The Bank had no properties carried as other real estate owned as of March 31, 2007 and 2006 and December 31, 2006.

Operating Expense

Total operating expense for the First Quarter of 2007 increased $1,464,000 or 11% to $15,333,000 compared to the First Quarter of 2006 due primarily to expenses related to the 16% growth in processing activity.

Salaries and benefits expense increased $1,269,000 or 12% to $11,539,000 in the First Quarter of 2007 compared with the First Quarter of 2006 primarily due to additional headcount to service new transaction business and an increase in bonuses related to the earnings increase over the comparable period last year.

Occupancy expense for the First Quarter of 2007 increased $35,000 or 8% to $490,000 from the First Quarter of 2006 primarily due to additional maintenance and repairs.

Equipment expense for the First Quarter of 2007 increased $159,000 or 24% compared to the First Quarter of 2006 due to additional contract maintenance and software licenses.

Amortization of intangible assets increased $27,000 to $70,000 for the First Quarter of 2007 due to the customer list purchased with the NTransit, Inc. acquisition in July 2006.

Other operating expenses decreased $26,000 to $2,422,000 for the First Quarter of 2007.

Income tax expense for the First Quarter of 2007 decreased $32,000 or 2% compared to the First Quarter of 2006. The effective tax rate for the First Quarter of 2007 declined to 33.4% compared with 35.1% in the First Quarter of 2006 due to the increase in tax-exempt municipal securities held.

Financial Condition

Total assets at March 31, 2007 increased $3,215,000, less than 1% from December 31, 2006. The most significant changes in asset balances during this period was a decrease of $49,341,000 or 29% in federal funds sold and other short-term investments. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and draft payable balances.

Total liabilities were $774,541,000, approximately the same as the balance of $774,550,000 at December 31, 2006. Total deposits at March 31, 2007 were $273,501,000, a decrease of $16,393,000 or 6%. Accounts and drafts payable were $484,013,000, an increase of $15,620,000 or 3%. Total shareholders' equity at March 31, 2007 was $87,145,000, a $3,224,000 or 4% increase from December 31,
2006.

The decrease in deposits in the First Quarter of 2007 mainly reflects a seasonal reduction of demand deposits by customers due to typical cash flow requirements such as payments for taxes and bonuses. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" section of this report).

The increase in total shareholders' equity resulted from net income of $4,186,000, cash received on the exercise of stock options of $4,000, $33,000 tax benefit on stock awards, $139,000 from stock-based compensation expense, offset by dividends paid of $1,005,000 ($.12 per share), and an increase of $133,000 in other comprehensive loss.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $142,986,000 at March 31, 2007, a decrease of $53,518,000 or 27% from
December 31, 2006. At March 31, 2007 these assets represented 17% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $130,401,000 at March 31, 2007, an increase of $27,652,000 from December 31, 2006. These assets represented 15% of total assets at March 31, 2007. Of this total, 85% were state and political subdivision securities, 13% were U.S. Treasury securities and 2% were U.S. government agencies. Of the total portfolio, 14% mature in one year, 28% mature in one to five years, and 58% mature in five or more years. During the First Quarter of 2007 the Company did not sell any securities.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $69,295,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $6,202,000 for the First Quarter of 2007 compared with $5,193,000 for the First Quarter of 2006. This increase is attributable to the increase in net income of $234,000, the absence of $1,327,000 in operating activities used by discontinued operations, the other normal fluctuations in asset and liability accounts, offset by the net change in income taxes deferred and payable of $562,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2007.

The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company's financial instruments, see Item 3. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

Risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities),
(b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the Federal Deposit Insurance Corporation ("FDIC"), (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and debt considered equity for regulatory capital purposes.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at March 31, 2007 and December 31, 2006:

March 31, 2007 (In Thousands)                             Amount          Ratio
===============================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                  $ 88,862         13.66%
         Cass Commercial Bank                              42,027         14.95
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                  $ 78,340         12.04%
         Cass Commercial Bank                              38,499         13.69
Tier I capital (to average assets)
         Cass Information Systems, Inc.                  $ 78,340          9.20%
         Cass Commercial Bank                              38,499         11.60
===============================================================================

December 31, 2006 (In Thousands)                          Amount          Ratio
===============================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                  $ 85,205         13.64%
         Cass Commercial Bank                              42,242         14.19
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                  $ 74,913         11.99%
         Cass Commercial Bank                              38,511         12.94
Tier I capital (to average assets)
         Cass Information Systems, Inc.                  $ 74,913          8.65%
         Cass Commercial Bank                              38,511         11.25
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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. This statement is effective for fiscal years ending after November 15, 2006. This bulletin did not have an impact on the Company's consolidated financial statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's annual report on Form 10-K for the year ended December 31, 2006, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2007 has changed materially from that at December 31, 2006.

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007 and based on their evaluation, believe that, as of March 31, 2007, these controls and procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the first quarter of 2007 in the Company's internal control over financial reporting identified by the Chief Executive Officer and Principal Financial Officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to its businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial conditions of the Company or its subsidiaries.

ITEM 1A.    RISK FACTORS
            The Company has included in Part I, Item 1A of its annual report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the "Risk Factors"). There are no material changes to the Risk Factors as disclosed in the Company's 2006 annual report on Form 10-K.

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

                                       CASS INFORMATION SYSTEMS, INC.


DATE: May 7, 2007                    By       /s/ Lawrence A. Collett
                                        ----------------------------------------
                                                 Lawrence A. Collett
                                        Chairman and Chief Executive Officer


DATE: May 7, 2007                    By       /s/ P. Stephen Appelbaum
                                        ----------------------------------------
                                                P. Stephen Appelbaum
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)