Form 10-Q
period 2007-06-30
CASS INFORMATION SYSTEMS INC
filed 2007-08-08
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         June 30, 2007
                                    -----------------------------

                                       OR

|_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -----------------------

                           Commission File No. 2-80070
                                ----------------
                         CASS INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                            Missouri                                                  43-1265338
 (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)
                     13001 Hollenberg Drive
                      Bridgeton, Missouri
                                                                                        63044
            (Address of principal executive offices)                                  (Zip Code)

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
                        Yes        X               No
                                 -----                      ------

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     (Check one)     Large Accelerated Filer  _____     Accelerated Filer    X         Non-Accelerated Filer
                                                                          --------                           --------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                        Yes      ___               No         X
                                                            -----

     The number of shares outstanding of registrant's only class of stock as of July 27, 2007: Common stock, par value $.50 per share - 8,371,189 shares outstanding.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

   Item 1.  FINANCIAL STATEMENTS
            Consolidated Balance Sheets
              June 30, 2007 (unaudited) and December 31, 2006..............................................3

            Consolidated Statements of Income
              Six months ended June 30, 2007 and 2006 (unaudited)..........................................4

            Consolidated Statements of Cash Flows
              Six months ended June 30, 2007 and 2006 (unaudited)..........................................5

            Notes to Consolidated Financial Statements (unaudited).........................................6

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................................................13

   Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................24

   Item 4.  CONTROLS AND PROCEDURES.......................................................................24

PART II - Other Information - Items 1. - 6................................................................25

     SIGNATURES...........................................................................................27

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                                                 June 30        December 31
                                                                                  2007             2006
Assets
Cash and due from banks                                                       $   22,475        $   26,995
Federal funds sold and other short-term investments                              198,098           169,509
                                                                               ---------         ---------
     Cash and cash equivalents                                                   220,573           196,504
                                                                               ---------         ---------
Securities available-for-sale, at fair value                                     132,589           102,749
Loans                                                                            521,007           504,125
     Less: Allowance for loan losses                                               6,843             6,592
                                                                               ---------         ---------
         Loans, net                                                              514,164           497,533
                                                                               ---------         ---------
Premises and equipment, net                                                       12,843            12,898
Investment in bank-owned life insurance                                           12,278            12,024
Payments in excess of funding                                                     16,145             9,333
Goodwill                                                                           7,471             7,471
Other intangible assets, net                                                       1,016             1,156
Other assets                                                                      18,529            18,803
                                                                               ---------         ---------
           Total assets                                                       $  935,608        $  858,471
                                                                               =========         =========

Liabilities and Shareholders' Equity
Liabilities:
------------
Deposits:
     Noninterest-bearing                                                      $   87,534        $  106,587
     Interest-bearing                                                            179,674           183,307
                                                                               ---------         ---------
         Total deposits                                                          267,208           289,894
Accounts and drafts payable                                                      560,732           468,393
Short-term borrowings                                                                181               181
Subordinated convertible debentures                                                3,700             3,700
Liabilities related to discontinued operations                                        --               277
Other liabilities                                                                 14,342            12,105
                                                                               ---------         ---------
         Total liabilities                                                       846,163           774,550
                                                                               ---------         ---------

Shareholders' Equity:
---------------------
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                            --                --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized and 9,112,484
   shares issued at June 30, 2007 and
   December 31, 2006, respectively                                                 4,556             4,556
Additional paid-in capital                                                        17,321            17,896
Retained earnings                                                                 87,972            81,516
Common shares in treasury, at cost (741,295 shares at
   June 30, 2007 and 784,773 shares at December 31, 2006)                        (16,131)          (17,077)
Accumulated other comprehensive loss                                              (4,273)           (2,970)
                                                                               ---------         ---------
         Total shareholders' equity                                               89,445            83,921
                                                                               ---------         ---------
           Total liabilities and shareholders' equity                         $  935,608        $  858,471
                                                                               =========         =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                             Three Months Ended                Six Months Ended
                                                                                   June 30                         June 30
                                                                          --------------------------      --------------------------
                                                                           2007             2006            2007            2006
-----------------------------------------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue                $      11,399     $      9,806    $      22,648    $      19,494
Bank service fees                                                            428              348              821              925
Other                                                                        224              200              445              401
                                                                    -------------     ------------    ------------     ------------
       Total fee revenue and other income                                 12,051           10,354           23,914           20,820
                                                                    -------------     ------------    ------------     ------------

Interest Income:
Interest and fees on loans                                                 9,327            9,056           18,315           17,838
Interest and dividends on securities:
       Taxable                                                               226              272              469              538
       Exempt from federal income taxes                                    1,050              638            1,960            1,274
Interest on federal funds sold and
   other short-term investments                                            1,679            1,408            3,534            2,680
                                                                    -------------     ------------    ------------     ------------
       Total interest income                                              12,282           11,374           24,278           22,330
                                                                    -------------     ------------    ------------     ------------

Interest Expense:
Interest on deposits                                                       1,965            1,464            3,925            2,728
Interest on short-term borrowings and other                                   23                1               25                3
Interest on subordinated convertible debentures                               49               49               98               98
                                                                    -------------     ------------    ------------     ------------
       Total interest expense                                              2,037            1,514            4,048            2,829
                                                                    -------------     ------------    ------------     ------------
         Net interest income                                              10,245            9,860           20,230           19,501
Provision for loan losses                                                    225              150              450              300
                                                                    -------------     ------------    ------------     ------------
         Net interest income after provision for loan
           losses                                                         10,020            9,710           19,780           19,201
                                                                    -------------     ------------    ------------     ------------

Operating Expense:
Salaries and employee benefits                                            11,896           10,267           23,435           20,537
Occupancy                                                                    532              485            1,022              940
Equipment                                                                    877              743            1,689            1,396
Amortization of intangible assets                                             70               43              140               86
Other operating expense                                                    2,557            2,746            4,979            5,194
                                                                    -------------     ------------    ------------     ------------
       Total operating expense                                            15,932           14,284           31,265           28,153
                                                                    -------------     ------------    ------------     ------------
         Income before taxes and discontinued
   operations                                                              6,139            5,780           12,429           11,868
Income tax expense                                                         1,947            2,056            4,051            4,192
                                                                    -------------     ------------    ------------     ------------
         Net income from continuing operations                             4,192            3,724            8,378            7,676
                                                                    -------------     ------------    ------------     ------------
Loss from discontinued operations
   before income tax expense                                                --               (325)            --               (325)
Income tax benefit                                                          --               (136)            --               (136)
                                                                    -------------     -------------   ------------     ------------
Net loss from discontinued operations                                       --               (189)            --               (189)

                                                                    -------------     ------------    ------------     ------------
Net Income                                                         $       4,192     $      3,535    $       8,378    $      7,487
                                                                    =============     ============    ============     ============
Basic Earnings Per Share:
       From continuing operations                                  $         .51     $        .45    $        1.01    $        .92
       From discontinued operations                                         --               (.02)            --               (.02)
       Basic earnings per share                                              .51              .43             1.01             .90
Diluted Earnings Per Share:
       From continuing operations                                  $         .49     $        .43    $         .98    $        .90
       From discontinued operations                                         --               (.02)            --               (.02)
       Diluted earnings per share                                            .49              .41              .98             .88

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                      Six Months Ended
                                                                                           June 30
                                                                                    ----------------------
                                                                                    2007            2006
Cash Flows From Operating Activities:
Net income from continuing operations                                           $    8,378       $   7,676
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                                 1,388             913
       Provision for loan losses                                                       450             300
       Stock-based compensation expense                                                319             104
       Deferred income tax expense (benefit)                                           986          (1,031)
       Increase in income tax liability                                                251           1,225
       Increase in pension liability                                                   958             828
       Other operating activities, net                                                 575             369
Operating activities of discontinued operations                                         --          (1,853)
                                                                                  ---------      ---------
       Net cash provided by operating activities                                    13,305           8,531
                                                                                  ---------      ---------

Cash Flows From Investing Activities:
Proceeds from maturities of securities available-for-sale                           35,000          45,510
Purchase of securities available-for-sale                                          (66,994)        (41,059)
Net increase in loans                                                              (17,081)         (2,460)
Increase in payments in excess of funding                                           (6,812)         (2,999)
Purchases of premises and equipment, net                                            (1,044)         (1,840)
                                                                                  ---------      ----------
        Net cash used in investing activities                                      (56,931)         (2,848)
                                                                                  ---------      ---------

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                                (19,053)        (19,507)
Net decrease in interest-bearing demand and savings deposits                        (6,925)        (16,946)
Net increase in time deposits                                                        3,291          25,706
Net increase in accounts and drafts payable                                         92,339          11,951
Net increase in short-term borrowings                                                   --              18
Cash proceeds from exercise of stock options                                            16             322
Tax benefit on stock awards                                                             36              32
Cash dividends paid                                                                 (2,009)         (1,778)
Purchase of common shares for treasury                                                  --            (870)
                                                                                  --------       ---------
        Net cash provided by (used in) financing activities                         67,695          (1,072)
                                                                                  --------       ----------
Net increase in cash and cash equivalents                                           24,069           4,611
Cash and cash equivalents at beginning of period                                   196,504         149,692
                                                                                  --------       ---------
Cash and cash equivalents at end of period                                      $  220,573      $  154,303
                                                                                 =========       =========

Supplemental information:
        Cash paid for interest                                                  $    3,964      $    2,425
        Cash paid for income taxes                                                   2,757           1,889

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company's bank subsidiary sold the assets of Government e-Management Solutions, Inc. ("GEMS"), its wholly owned subsidiary, on December 30, 2005. The assets, liabilities and results of operations of GEMS were presented in the 2006 consolidated financial statements as discontinued operations. There was no discontinued operations activity in the six-month period ended June 30, 2007. The Company issued a 50% stock dividend on September 15, 2006 and the share and per share information have been restated for all periods presented in the accompanying consolidated financial statements. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s ("the Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended June 30, 2007 and December 31, 2006 are as follows:

                                             June 30, 2007                      December 31, 2006
-----------------------------------------------------------------------------------------------------------
(In Thousands)                       Gross Carrying      Accumulated      Gross Carrying        Accumulated
Amortized intangible assets:             Amount         Amortization           Amount          Amortization
-----------------------------------------------------------------------------------------------------------
    Software                         $      862        $    (489)          $     862          $    (402)
   Customer List                            750             (107)                750                (54)
------------------------------------------------------------------------------------------------------------
       Total                              1,612             (596)              1,612               (456)
Unamortized intangible assets:
   Goodwill                               7,698             (227)*             7,698               (227)*
------------------------------------------------------------------------------------------------------------
  Total  unamortized intangibles          7,698             (227)              7,698               (227)
------------------------------------------------------------------------------------------------------------
Total intangible assets               $   9,310        $    (823)          $   9,310           $   (683)
------------------------------------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS 142.

Software is amortized over four to five years and the customer list is amortized over seven years. Amortization of intangible assets amounted to $140,000 and $86,000 for the six-month periods ended June 30, 2007 and 2006, respectively. Estimated amortization of intangibles over the next five years is as follows:
$301,000 in 2007, $280,000 in 2008, $222,000 in 2009, and $107,000 in 2010 and
in 2011.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at June 30, 2007 was $ 288,000.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended June 30, 2007 and 2006 are as follows:

                                                                              Three Months Ended                Six Months Ended
                                                                                   June 30                          June 30
                                                                           -----------------------         -------------------------
(Dollars in Thousands except Per Share data)                             2007               2006             2007             2006
------------------------------------------------------------------------------------------------------------------------------------
Basic
     Net income from continuing operations                         $     4,192        $     3,724        $     8,378     $    7,676
     Net loss from discontinued operations                                --                 (189)             --              (189)

-----------------------------------------------------------------------------------------------------------------------------------
     Net income                                                    $     4,192        $     3,535        $     8,378     $    7,487
-----------------------------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding                      8,314,355          8,307,912          8,311,747      8,315,555
-----------------------------------------------------------------------------------------------------------------------------------

     Basic earnings per share from continuing operations
                                                                   $       .51        $       .45        $      1.01     $      .92
     Basic earnings per share from discontinued operations
                                                                          --                 (.02)             --              (.02)
-----------------------------------------------------------------------------------------------------------------------------------
     Basic earnings per share                                      $       .51        $       .43        $      1.01     $      .90
-----------------------------------------------------------------------------------------------------------------------------------
Diluted
     Net income from continuing operations                         $     4,192        $     3,724        $     8,378     $    7,676
     Net income effect of 5.33% convertible
         debentures                                                         27                 27                 54             54
-----------------------------------------------------------------------------------------------------------------------------------
     Net income from continuing operations                               4,219              3,751              8,432          7,730

     Net loss from discontinued operations                                --                 (189)             --              (189)
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                                                    $     4,219        $     3,562        $     8,432     $    7,541
-----------------------------------------------------------------------------------------------------------------------------------

     Weighted-average common shares outstanding                      8,314,355          8,307,913          8,311,747      8,315,555
     Effect of dilutive stock options and awards                       102,867             71,481             98,304         62,666
     Effect of 5.33% convertible debentures                            172,717            172,717            172,717        172,717
-----------------------------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding
       assuming dilution                                             8,589,939          8,552,111          8,582,768      8,550,938
-----------------------------------------------------------------------------------------------------------------------------------

     Diluted earnings per share from continuing operations
                                                                   $       .49        $       .43        $       .98     $      .90
     Diluted earnings per share from discontinued operations
                                                                          --                 (.02)             --              (.02)
-----------------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                                    $       .49        $       .41        $       .98     $      .88
-----------------------------------------------------------------------------------------------------------------------------------

Share and per share data for 2006 in the schedule above have been restated for the 50% stock dividend issued on September 15, 2006.

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 150,000 shares of the Company's Common Stock. The Company did not repurchase any shares during the six-month period ended June 30, 2007 and repurchased 20,000 shares in the comparable period in 2006. As of June 30, 2007, 120,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the six-month periods ended June 30, 2007 and 2006, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and six month periods ended June 30, 2007 and 2006 is summarized as follows:

                                                                           Three Months Ended               Six Months Ended
                                                                                 June 30                         June 30
                                                                        -----------------------         -------------------------
(In Thousands)                                                             2007          2006               2007          2006
------------------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations                                   $    4,192   $   3,724          $   8,378    $   7,676

Other comprehensive income:

                                      -7-

     Net unrealized loss on securities
       available-for-sale, net of tax                                       (1,170)       (584)            (1,303)        (486)
------------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income from continuing
       operations                                                       $    3,022    $  3,140          $   7,075    $   7,190
------------------------------------------------------------------------------------------------------------------------------------

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

Summarized information about the Company's operations in each industry segment for the three and six-month periods ended June 30, 2007 and 2006, is as follows:

                                                                                     Corporate,
                                               Information          Banking         Eliminations
(In Thousands)                                  Services           Services           and Other         Total
--------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 2007
   Total Revenues:
     Revenue from customers                 $    18,337          $    3,734         $      --       $   22,071
     Intersegment revenue                           485                 405              (890)              --
   Net income from continuing operations          3,439                 753                --            4,192
   Total assets                                 626,443             324,033           (14,868)         935,608
   Goodwill                                       7,335                 136                --            7,471
   Other intangible assets, net                   1,016                  --                --            1,016
   Assets related to discontinued operations         --                  --                --               --
Quarter Ended June 30, 2006
   Total Revenues:
     Revenue from customers                 $    16,051          $    4,013         $      --       $   20,064
     Intersegment revenue                           481                 358              (839)              --
   Net income from continuing operations          2,669               1,055                --            3,724
   Total assets                                 509,191             315,683             1,848          826,722
   Goodwill                                       4,262                 136                --            4,398
   Other intangible assets, net                     849                  --                --              849
   Assets related to discontinued operations         --                  --               400              400
--------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2007
   Total Revenues:
     Revenue from customers                 $    36,079          $    7,615         $      --       $   43,694
     Intersegment revenue                           972                 754            (1,726)              --
   Net income from continuing operations          6,633               1,745                --            8,378
   Total assets                                 626,443             324,033           (14,868)         935,608
   Goodwill                                       7,335                 136                --            7,471
   Other intangible assets, net                   1,016                  --                --            1,016
   Assets related to discontinued operations         --                  --                --               --
Six Months Ended June 30, 2006
   Total Revenues:
     Revenue from customers                 $    31,876          $    8,145         $      --       $   40,021
     Intersegment revenue                           887                 712            (1,599)              --
   Net income from continuing operations          5,430               2,246                --            7,676
   Total assets                                 509,191             315,683             1,848          826,722

   Goodwill                                       4,262                 136                --            4,398
   Other intangible assets, net                     849                  --                --              849
   Assets related to discontinued operations         --                  --               400              400
--------------------------------------------------------------------------------------------------------------


Note 8 - Loans by Type

(In Thousands)                                                   June 30, 2007       December 31, 2006
--------------------------------------------------------------------------------------------------------------
Commercial and industrial                                       $   116,524           $   113,162
Real estate:  (Commercial and church)
   Mortgage                                                         368,469               352,044
   Construction                                                      29,072                29,779
Industrial revenue bonds                                              5,685                 6,293
Other                                                                 1,257                 2,847
--------------------------------------------------------------------------------------------------------------
Total loans                                                     $   521,007           $   504,125
--------------------------------------------------------------------------------------------------------------

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2007, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2007 the balance of unused loan commitments, standby and commercial letters of credit were $24,276,000, $5,797,000 and $3,159,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balances sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments, time deposits and convertible subordinated debentures at June 30, 2007:

                                                               Amount of Commitment Expiration per Period
                                                               ------------------------------------------
                                                                     Less than       1-3        3-5      Over 5
(Dollars in Thousands)                                    Total       1 Year        Years      Years      Years
-------------------------------------------------------------------------------------------------------------------
Operating lease commitments                          $   4,124     $      711    $   1,128    $     917   $  1,368
Time deposits                                           92,088         87,486        3,153        1,449         --
Convertible subordinated debentures*                     3,700             --           --           --      3,700
-------------------------------------------------------------------------------------------------------------------
     Total                                           $  99,912     $   88,197    $   4,281    $   2,366   $  5,068
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


Note 10 - Stock-Based Compensation

On April 16, 2007, the Company's shareholders approved the 2007 Omnibus Incentive Stock Plan ("the Omnibus Plan") to provide incentive opportunities for key employees and non-employee directors and to align the personal financial interests of such individuals with those of the Company's shareholders. The Omnibus Plan permits the issuance of up to 800,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. As of June 30, 2007, no awards have been granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans, which permit the awards of up to 259,875 shares of restricted common stock and the granting of options to acquire up to 1,039,000 shares of common stock. Restricted shares are amortized to expense over the three-year vesting period. Options currently vest and expire over a period not to exceed seven years. The plans authorize the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. The Company issues shares out of treasury stock for restricted shares and option exercises.

 As of June 30, 2007, the total unrecognized compensation expense related to non-vested stock awards was $1,508,000 and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years. Changes in restricted shares outstanding were as follows:


                                                              Shares              Fair Value
--------------------------------------------------------------------------------------------
Balance at December 31, 2006                                   22,481                  22.88
Granted                                                        39,520                  37.30
Vested                                                         (5,416)                 18.64
Forfeited                                                          --                     --
--------------------------------------------------------------------------------------------
Balance at March 31, 2007                                      56,585                  33.36
--------------------------------------------------------------------------------------------
Granted                                                         3,600                  34.03
Vested                                                         (4,911)                 22.53
Forfeited                                                        (600)                 29.94
--------------------------------------------------------------------------------------------
Balance at June 30, 2007                                       54,674                  34.41
--------------------------------------------------------------------------------------------

As of June 30, 2007, the total unrecognized compensation expense related to non-vested stock options was $118,000 and the related weighted-average period over which it is expected to be recognized is approximately 4.4 years.

There were no stock options granted during the six-month period ended June 30, 2007. Following are the assumptions used to estimate the fair value of option grants during the six-month period ended June 30, 2006:

                                                                            Six Months Ended
                                                                                 June 30
-----------------------------------------------------------------------------------------------
                                                                2007              2006
Risk-free interest rate                                          -                4.37%
Expected life                                                    -                7 yrs.
Expected volatility                                              -                5.00%
Expected dividend yield                                          -                1.88%
-----------------------------------------------------------------------------------------------

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

A summary of the Company's stock option program for the three and six-month periods ended June 30, 2007 is shown below.


                                                                                 Weighted-            Average         Aggregate
                                                                                  Average            Remaining        Intrinsic
                                                                                 Exercise           Contractual         Value
                                                                Shares             Price             Term Years         ($000)
                                                           -----------------------------------------------------------------------
Outstanding at December 31, 2006                                  87,805              $ 15.40
Granted                                                               --                   --
Exercised                                                           (258)               15.96
Forfeited or expired                                                  --                   --
                                                           -----------------   -----------------
Outstanding at March 31, 2007                                     87,547                15.40           4.09           $ 1,607
                                                           =======================================================================
Granted                                                               --                   --
Exercised                                                           (700)               16.89
Forfeited or expired                                                  --                   --
                                                           -----------------   -----------------
Outstanding at June 30, 2007                                      86,847                15.39            3.84            1,812
                                                           =======================================================================
Exercisable at June 30, 2207                                      16,777              $ 11.27            2.79            $ 419
                                                           =======================================================================

The total intrinsic value of options exercised was $16,000 and $1,623,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

A summary of the activity of the non-vested options during the three and six-month periods ended June 30, 2007 is shown below.

                                                         Weighted-
                                                          Average
                                                         Grant Date
                                            Shares       Fair Value
------------------------------------------------------------------------
Nonvested at December 31, 2006              85,406           $  2.38
Granted                                         --                --
Vested                                     (15,336)             1.75
Forfeited                                       --                --
------------------------------------------------------------------------
Nonvested at March 31, 2007                 70,070              2.52
------------------------------------------------------------------------
Granted                                         --                --
Vested                                          --                --
Forfeited                                       --                --
------------------------------------------------------------------------
Nonvested at June 30, 2007                  70,070            $ 2.52
========================================================================


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

The following table represents the components of the net periodic pension costs for 2006 and an estimate for 2007:

                                                                      Estimated            Actual
              (In Thousands)                                            2007                2006
              -----------------------------------------------------------------------------------
              Service cost - benefits earned during the year          $ 1,622             $ 1,554
              Interest cost on projected benefit obligation             1,771               1,565
              Expected return on plan assets                           (1,865)             (1,603)
              Net amortization                                            197                 270
              -----------------------------------------------------------------------------------
              Net periodic pension cost                               $ 1,725            $  1,786
              -----------------------------------------------------------------------------------

Pension costs recorded to expense were $429,000 and $415,000 for the three-month periods ended June 30, 2007 and 2006, respectively and were $832,000 and $753,000 for the six-month periods ended June 30, 2007 and 2006, respectively. The Company has not made any contribution to the plan during the six-month period ended June 30, 2007, but expects to contribute at least $1,800,000 in 2007.

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

                                                                      Estimated            Actual
              (In Thousands)                                            2007                2006
              ===================================================================================
              Service cost - benefits earned during the year          $    44            $     43
              Interest cost on projected benefit obligation               233                 150
              Net amortization                                            249                 111
              -----------------------------------------------------------------------------------
              Net periodic pension cost                               $   526            $    304
              -----------------------------------------------------------------------------------

Pension costs recorded to expense were $141,000 and $47,000 for the three-month periods ended June 30, 2007 and 2006, respectively, and were $227,000 and $95,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

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

The Company had unrecognized tax benefits of approximately $655,000 as of January 1, 2007. The total amount of federal and state unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate was $488,000, net of federal tax benefit. There have been no significant changes to the unrecognized tax benefits during the three and six month periods ended June 30, 2007. The Company expects a reduction of $31,000 in unrecognized tax benefits during the remaining six-month period ending December 31, 2007 as a result of the lapse of federal and state statutes of limitations.

Interest and penalties were immaterial at the date of adoption. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest recognized during the three and six-month periods ended June 30, 2007 was immaterial.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the "Bank"), provides banking services in the St. Louis metropolitan area and Orange County, California. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries.

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

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management's estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company's business operations are discussed in the "Provision and Allowance for Loan Losses" section of this report.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2007 ("Second Quarter of 2007") compared to the three-month period ended June 30, 2006 ("Second Quarter of 2006") and the six-month period ended June 30, 2007 ("First Half of 2007") compared to the six-month period ended June 30, 2006 ("First Half of 2006"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2006 annual report on Form 10-K. Results of operations for the Second Quarter of 2007 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                    Three Months Ended                            Six Months Ended
                                                          June 30                                      June 30
                                          ----------------------------------------  ----------------------------------------------
(Dollars in Thousands except Per                                             %                                        %
Share Data)                                  2007             2006        Change         2007              2006     Change
----------------------------------------------------------------------------------  ----------------------------------------------
Net income                                $   4,192       $   3,535        18.6%      $    8,378        $   7,487       11.9%
Net income from continuing operations     $   4,192       $   3,724        12.6%      $    8,378        $   7,676        9.1%
Diluted earnings per share                $     .49       $     .41        19.5%      $      .98        $    .88        11.4%
Diluted earnings per share from
   continuing operations                  $     .49       $     .43        14.0%      $      .98        $    .90         8.9%
Return on average assets                       1.93%           1.75%        --              1.95%            1.86%        --
Return on average equity                      19.18%          18.22%        --             19.64%           19.62%        --
----------------------------------------------------------------------------------------------------------------------------------


Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility processing and payment fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the three and six-month periods ended June 30, 2007 and 2006 were as follows:

                                                        Three Months Ended                           Six Months Ended
                                                            June 30                                      June 30
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 %                                            %
(In Thousands)                                      2007             2006      Change            2007             2006      Change
----------------------------------------------------------------------------------------------------------------------------------
Freight Core Invoice Transaction Volume*           6,462             6,163      4.9%           12,526           12,157       3.0%
Freight Invoice Dollar Volume              $   3,684,047    $    3,624,224      1.7%    $   7,095,441   $    7,074,300       0.3%
Utility Transaction Volume                         2,271             1,593     42.6%            4,511            3,096      45.7%
Utility Transaction Dollar Volume          $   1,832,094    $    1,275,735     43.6%    $   3,606,098   $    2,649,950      36.1%
Payment and Processing Fees                $      11,399    $        9,806     16.2%    $      22,648   $       19,494      16.2%
----------------------------------------------------------------------------------------------------------------------------------

*Core invoices exclude parcel shipments.

Second Quarter of 2007 compared to Second Quarter of 2006:

Freight transaction volume and invoice dollar volume for the Second Quarter of 2007 increased slightly compared to the same period in 2006 despite the lack of growth in shipping activity in the United States, particularly in the large manufacturing segments. The increase in transaction and dollar volume from utility transactions increased primarily due to new customers as the growth of this division continues. The increase in utility transaction volume drove the increase in payment and processing fees.

Bank service fees increased $80,000 or 23% primarily due to higher commercial account fees and check processing volume. Other income increased $24,000 in the Second Quarter of 2007.

First Half of 2007 compared to First Half of 2006:

Freight and utility transaction volume and dollar volume increased for the First Half of 2007 compared to 2006 due to the same factors discussed above for the Second Quarter of 2007.

Bank service fees decreased $104,000 or 11%. This decrease was due primarily to a penalty charged for the early withdrawal of a certificate of deposit by one large customer in the first quarter of 2006. Other income increased $44,000 in the First Half of 2007.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three and six-month periods ended June 30, 2007 and 2006:

                                                          Three Months Ended                      Six Months Ended
                                                              June 30                                    June 30
                                       --------------------------------------------  ----------------------------------------------
                                                                               %                                            %
(Dollars in Thousands)                        2007             2006         Change       2007              2006          Change
-----------------------------------------------------------------------------------  ----------------------------------------------
Average earnings assets                     $789,525         $737,204         7.1%      $784,601          $740,320         6.0%
Net interest income*                          10,848           10,235         6.0%        21,363            20,251         5.5%
Net interest margin*                            5.51 %           5.57 %         --          5.49 %            5.52 %         --
Yield on earning assets*                        6.55 %           6.39 %         --          6.53 %            6.29 %         --
Rate on interest bearing liabilities            4.35 %           3.42 %         --          4.32 %            3.23 %         --
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2007 compared to Second Quarter of 2006:

The increase in net interest income was primarily due to an increase in earning assets and an increase in yields on earning assets that exceeded the counteracting effect of increases in rates paid on deposit accounts. The increase in earning assets was funded by an increase in accounts and drafts payable due to the increase in dollar volume processed. Yields on earning assets and rates paid on deposit accounts both increased as the general level of interest rates increased. However, as the balances of earning assets greatly exceed the balances of interest-bearing deposits, the net effect on net interest income was positive.

Total average loans increased $279,000, less than 1%, to $528,121,000. Total average investment in debt and equity securities increased $38,854,000 or 42% to $130,411,000 as the Company invested a portion of the increase in payables. Total average federal funds sold and other short-term investments increased $13,188,000 or 11% to $130,993,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables that follow.

First Half of 2007 compared to First Half of 2006:

The increase in net interest income was primarily due to an increase in earning assets and an increase in yields on earning assets that exceeded the counteracting effect of increases in rates paid on deposit accounts. The increase in earning assets was funded by an increase in accounts and drafts payable due to the increase in dollar volume processed. Yields on earning assets and rates paid on deposit accounts both increased as the general level of interest rates increased. However, as the balances of earning assets greatly exceed the balances of interest-bearing deposits, the net effect on net interest income was positive.

Total average loans decreased $6,042,000 or 1% to $522,444,000. Total average investment in debt and equity securities increased $30,479,000 or 33% to $123,645,000 as the Company invested a portion of the increase in payables. Total average federal funds sold and other short-term investments increased $19,844,000 or 17% to $138,512,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables that follow.

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

                                            Second Quarter 2007                     Second Quarter 2006
                                    -----------------------------------    ---------------------------------------
                                                   Interest                              Interest
                                    Average        Income/      Yield/       Average      Income/        Yield/
(Dollars in Thousands)               Balance       Expense       Rate        Balance      Expense        Rate
------------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                     $ 522,134      $  9,256      7.11%     $  522,277    $   8,996        6.91%
       Tax-exempt (4)                  5,987           108      7.24           5,565           91        6.56
Debt and equity securities (5):
       Taxable                        19,041           226      4.76          25,336          272        4.31
       Tax-exempt (4)                111,370         1,616      5.82          66,221          983        5.95
   Federal funds sold and other
     short-term investments          130,993         1,679      5.14         117,805        1,407        4.79
------------------------------------------------------------------------------------------------------------------
Total earning assets                 789,525        12,885      6.55         737,204       11,749        6.39
Nonearning assets:
   Cash and due from banks            25,305                                  27,790
   Premises and equipment, net        12,860                                  12,574
   Bank owned life insurance          12,193                                  11,700
   Goodwill and other intangibles      8,533                                   5,275
   Other assets                       29,444                                  22,181
   Assets related to discontinued
     operations                           --                                     365
   Allowance for loan losses          (6,908)                                 (6,227)

------------------------------------------------------------------------------------------------------------------
Total assets                       $ 870,952                              $  810,862
------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                        $64,394      $    519      3.23%     $   68,091    $     382        2.25%
   Savings deposits                   22,277           189      3.40          21,076          117        2.23
   Time deposits of
     $100 or more                     67,019           873      5.22          53,683          634        4.74
   Other time deposits                30,401           384      5.05          30,849          331        4.30
------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      184,091         1,965      4.28         173,699        1,464        3.38
   Short-term borrowings & other         615            23     15.00             137            1        2.93
   Subordinated debentures             3,700            49      5.31           3,700           49        5.31
------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                       188,406         2,037      4.33         177,536        1,514        3.42
Noninterest-bearing liabilities:
   Demand deposits                    94,461                                  97,863
   Accounts and drafts payable       487,201                                 448,731
   Other liabilities                  13,213                                   8,564
   Liabilities related to discontinued
     operations                           --                                     349
------------------------------------------------------------------------------------------------------------------

Total liabilities                    783,281                                 733,043
Shareholders' equity                  87,671                                  77,819
Total liabilities and
   shareholders' equity             $870,952                              $  810,862
------------------------------------------------------------------------------------------------------------------
Net interest income                               $ 10,848                              $  10,235
Interest spread                                                 2.22%                                    2.97%
Net interest margin                                             5.51                                     5.57
------------------------------------------------------------------------------------------------------------------

1.   Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2006 Consolidated Financial Statements, filed with the Company's 2006 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $48,000 and $37,000 for the Second Quarter of 2007 and 2006, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $603,000 and $375,000 for the Second Quarter of 2007 and 2006, respectively.

5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                            First Half of 2007                      First Half of 2006
                                    -----------------------------------    -----------------------------------
                                                  Interest                               Interest
                                     Average       Income/     Yield/      Average        Income/       Yield/
(Dollars in Thousands)               Balance       Expense      Rate        Balance       Expense        Rate
----------------------------------------------------------------------------------------------------------------
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                      $516,332       $18,173      7.10%     $  523,194    $  17,721        6.83%
       Tax-exempt (4)                  6,112           220      7.26           5,292          180        6.86

Debt and equity securities (5):
       Taxable                        19,791           469      4.78          26,983          537        4.01
       Tax-exempt (4)                103,854         3,015      5.85          66,183        1,961        5.98
   Federal funds sold and other
     short-term investments          138,512         3,534      5.15         118,668        2,680        4.55
----------------------------------------------------------------------------------------------------------------
Total earning assets                 784,601        25,411      6.53         740,320       23,079        6.29

Nonearning assets:
   Cash and due from banks            25,387                                  28,342
   Premises and equipment, net        12,851                                  12,313
   Bank owned life insurance          12,131                                  11,644
   Goodwill and other intangibles      8,563                                   5,296
   Other assets                       28,816                                  21,395
   Assets related to discontinued
     operations                           --                                     150
   Allowance for loan losses          (6,790)                                 (6,241)
----------------------------------------------------------------------------------------------------------------
Total assets                       $ 865,559                              $  813,219
----------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand deposits  $64,530      $  1,037      3.24%     $   75,560       $  853        2.28%
   Savings deposits                   22,626           383      3.41          20,464          219        2.16
   Time deposits of
     $100 or more                     68,144         1,763      5.22          45,459        1,016        4.51
   Other time deposits                29,941           742      5.00          31,419          639        4.10
----------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      185,241         3,925      4.27         172,902        2,727        3.18
   Short-term borrowings & other         645            25      7.82             151            3        4.01
   Subordinated debentures             3,700            98      5.34           3,700           98        5.34
----------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                       189,586         4,048      4.31         176,753        2,828        3.23
Noninterest-bearing liabilities:
   Demand deposits                    95,379                                  99,389
   Accounts and drafts payable       481,810                                 452,240
   Other liabilities                  12,746                                   7,020
   Liabilities related to discontinued
     operations                           --                                     876
----------------------------------------------------------------------------------------------------------------
Total liabilities                    779,521                                 736,278
Shareholders' equity                  86,038                                  76,941
Total liabilities and
   shareholders' equity             $865,559                                $813,219
----------------------------------------------------------------------------------------------------------------
Net interest income                                $21,363                              $  20,251
Interest spread                                                 2.22%                                    3.06%
Net interest margin                                             5.49                                     5.52
----------------------------------------------------------------------------------------------------------------

1.   Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2006 Consolidated Financial Statements, filed with the Company's 2006 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $94,000 and $109,000 for the First Half of 2007 and 2006, respectively.

4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,133,000 and $749,000 for the First Half of 2007 and 2006, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
--------------------------------------------------------------------------------

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                                                            Second Quarter
                                                                                            2007 Over 2006
                                                                                     ------------------------------
(In Thousands)                                                                         Volume     Rate     Total
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                                                          $    (2)  $   262   $  260
     Tax-exempt (3)                                                                         7        10       17

   Debt and equity securities:
     Taxable                                                                              (73)       27      (46)
     Tax-exempt (3)                                                                       656       (23)     633
   Federal funds sold and other
     short-term investments                                                               164       108      272
-------------------------------------------------------------------------------------------------------------------
Total interest income                                                                     752       384    1,136
-------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                                       (22)      159      137
   Savings deposits                                                                         7        65       72
   Time deposits of $100 or more                                                          169        70      239
   Other time deposits                                                                     (5)       58       53
   Short-term borrowings & other                                                           10        12       22
   Subordinated debentures                                                                 --       --        --
                                                                                     ---------------------------
Total interest expense                                                                    159       364      523
----------------------------------------------------------------------------------------------------------------
Net interest income                                                                   $   593   $    20   $  613
-------------------------------------------------------------------------------------------------------------------

1. Average balances include nonaccrual loans.
2. Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

                                                                                              First Half
                                                                                            2007 Over 2006
                                                                                     ------------------------------
(In Thousands)                                                                         Volume     Rate     Total
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                                                          $  (234)  $   686  $   452
     Tax-exempt (3)                                                                        29        11       40
   Debt and equity securities:
     Taxable                                                                             (159)       91      (68)
     Tax-exempt (3)                                                                     1,094       (40)   1,054
   Federal funds sold and other
     short-term investments                                                               481       373      854
-------------------------------------------------------------------------------------------------------------------
Total interest income                                                                   1,211     1,121    2,332
-------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                                      (138)      322      184
   Savings deposits                                                                        25       139      164
   Time deposits of $100 or more                                                          568       179      747
   Other time deposits                                                                    (31)      134      103
   Short-term borrowings & other                                                           17         5       22
   Subordinated debentures                                                                 --        --       --
                                                                                      ---------------------------
Total interest expense                                                                    441       779    1,220
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                                   $   770      $342   $1,112
-------------------------------------------------------------------------------------------------------------------

1. Average balances include nonaccrual loans.
2. Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

An important determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $225,000 and $150,000 provision made for loan losses during the Second Quarter of 2007 and the Second Quarter of 2006, respectively. There was a $450,000 and $300,000 provision made for loan losses during the First Half of 2007 and the First Half of 2006, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were $204,000 and $51,000 of net loan charge-offs in the Second Quarter of 2007 and 2006, respectively. There were $199,000 of net loan charge-offs in the First Half of 2007 and $272,000 in the First Half 2006.

The allowance for loan losses at June 30, 2007 was $6,843,000 and at December 31, 2006 was $6,592,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2007 was 1.31% compared to 1.31% at December 31, 2006. Nonperforming loans were $2,855,000 or .55% of total loans at June 30, 2007 compared to $795,000 or .16% of total loans at December 31, 2006.

At June 30, 2007, nonperforming loans, which are also considered impaired, consisted of $2,855,000 in non-accrual loans as shown in the following table. This total consists of four loans, three of which relate to businesses that are for sale or are in process of liquidation. Nonperforming loans at December 31, 2006 consisted of $795,000 in non-accrual loans and relate to two of the same borrowers. In addition, a loan of $2,194,000 is for a building on which the Company is initiating foreclosure, offset by a charge-off of $285,000 for a loan on non-accrual as of December 31, 2006. Total nonperforming loans increased $1,273,000 from June 30, 2006 to June 30, 2007. This increase was primarily due to a commercial loan which is currently in the foreclosure process.

In addition to the nonperforming loans discussed above, at June 30, 2007, approximately $6,243,000 of loans not included in the table below were identified by management as having potential credit problems. They may also be classified for regulatory purposes. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $3,245,000 related to one borrower that was renegotiated several years ago and although current under the new terms of the contract, management believes, due to the financial condition of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement. The remaining loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

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

Summary of Asset Quality

                                                                  Three Months Ended            Six Months Ended
                                                                        June 30                      June 30
                                                                ----------------------       ----------------------
(Dollars in Thousands)                                           2007            2006           2007         2006
--------------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                             $    6,822     $    6,213      $   6,592    $    6,284

Provision charged to expense                                        225            150            450           300
     Loans charged off                                              285             54            285           278
     Recoveries on loans previously charged off                      81              3             86             6
--------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recovered)                                   204             51            199           272

Allowance at end of period                                   $    6,843     $    6,312      $   6,843    $    6,312
--------------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                 $  528,121     $  527,842      $ 522,444    $  528,486
     June 30                                                    521,007        531,494        521,007       531,494
Ratio of allowance for loan losses to loans outstanding:
     Average                                                       1.30%          1.20%          1.31%         1.19%
     June 30                                                       1.31           1.19           1.31%         1.19
Nonperforming loans:
     Nonaccrual loans                                        $    2,855     $    1,582      $   2,855    $    1,582
     Loans past due 90 days or more                                  --             --             --            --
     Renegotiated loans                                              --             --             --            --
--------------------------------------------------------------------------------------------------------------------
     Total non performing loans                              $    2,855     $    1,582       $  2,855    $    1,582
     Foreclosed assets                                               --             --             --            --
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                .54%             .30%           .55%          .30%
--------------------------------------------------------------------------------------------------------------------

The Bank had no properties carried as other real estate owned as of June 30, 2007 and 2006 and December 31, 2006.

Operating Expense from Continuing Operations

Total operating expense for the Second Quarter of 2007 increased $1,648,000 or 12% to $15,932,000 compared to the Second Quarter of 2006 due primarily to expenses related to the 16% growth in processing activity. Total operating expense for the First Half of 2007 increased $3,112,000 or 11% to $31,265,000 compared to the First Half of 2006 due primarily to expenses related to the 16% growth in processing activity.

Salaries and benefits expense for the Second Quarter of 2007 increased $1,629,000 or 16% to $11,896,000 compared to the Second Quarter of 2006 and increased $2,898,000 or 14% to $23,435,000 for the First Half of 2007 compared to the First Half of 2006 primarily due to additional headcount to service new transaction business and an increase in bonuses related to the earnings increase over the comparable period last year.

Occupancy expense for the Second Quarter of 2007 increased $47,000 or 10% to $532,000 from the Second Quarter of 2006 and increased $82,000 or 9% from the First Half of 2006 compared to the First Half of 2007.

Equipment expense for the Second Quarter of 2007 increased $134,000 or 18% compared to the Second Quarter of 2006 due to additional depreciation on asset purchases and increased $293,000 or 21% from the First Half of 2006 compared to the First Half of 2007 due also to asset purchases and additional software licenses.

Amortization of intangible assets was $70,000 for the Second Quarter of 2007 compared to $43,000 in 2006 and $140,000 for the First Half of 2007 compared to $86,000 in 2006. The increases were related to the customer list acquired with the NTransit purchase in July 2006.

Other operating expense for the Second Quarter of 2007 decreased $189,000, or 7% compared to the Second Quarter of 2006 and decreased $215,000 from the First Half of 2006 compared to the First Half of 2007. The decreases were due to lower legal and outside services expenses.

Income tax expense for the Second Quarter of 2007 decreased $109,000 or 5% compared to the Second Quarter of 2006 and decreased $141,000 for the First Half of 2007 compared to the First Half of 2006. The effective tax rate was 31.7% and 35.6% for the Second Quarters of 2007 and 2006, respectively and was 32.6% and 35.3% for the Second Halves of 2007 and 2006, respectively. The decreases reflect the impact of the increase in tax-exempt securities.

Financial Condition

Total assets at June 30, 2007 were $935,608,000, an increase of $77,137,000, or 9% from December 31, 2006. The most significant changes in asset balances during this period were an increase of $28,589,000 or 17% in federal funds sold and other short-term investments and an increase of $29,840,000 in securities available for sale. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and draft payable balances.

Total liabilities at June 30, 2007 were $846,163,000, an increase of $71,613,000, or 9% from December 31, 2006. Total deposits at June 30, 2007 were $267,208,000, a decrease of $22,686,000 or 8% from December 31, 2006. Accounts and drafts payable at June 30, 2007 were $560,732,000, an increase of $92,339,000 or 20%. Total shareholders' equity at June 30, 2007 was $89,445,000, a $5,524,000 or 6.6% increase from December 31, 2006.

Deposits in the First Half of 2007 decreased as customers moved funds into other higher-yielding investments. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" section of this report).

The increase in total shareholders' equity resulted from net income of $8,378,000, cash received on the exercise of stock options of $16,000, $36,000 tax benefit on stock and option awards, $319,000 from stock-based compensation expense and the FIN 48 tax adjustment of $87,000 offset by dividends paid of $2,009,000 ($.12 per share) and an increase in other comprehensive loss of $1,303,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $220,573,000 at June 30, 2007, an increase of $24,069,000 or 12% from
December 31, 2006. At June 30, 2007 these assets represented 24% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $132,589,000 at June 30, 2007, an increase of $29,840,000 from December 31, 2006. These assets represented 14% of total assets at June 30, 2007. Of this total, 86% were state and political subdivision securities, 12% were U.S. Treasury securities and 2% were U.S. government agencies. Of the total portfolio, 13% mature in one year, 29% mature in one to five years, and 58% mature in five or more years. During the Second Quarter of 2007 the Company did not sell any securities.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $54,913,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $13,305,000 for the First Half of 2007 compared with $8,531,000 for the First Half of 2006. This increase is attributable to the increase in net income of $702,000, the increase in net income taxes deferred and payable of $1,043,000, the absence of a loss of $1,853,000 in operating activities related to discontinued operations and the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2007.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 2007 and December 31, 2006:

June 30, 2007 (In Thousands)                                                  Amount            Ratio
-------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                   $    92,424          13.99%
         Cass Commercial Bank                                                  41,769          14.89
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                   $    81,881          12.40%
         Cass Commercial Bank                                                  38,249          13.64
Tier I capital (to average assets)
         Cass Information Systems, Inc.                                   $    81,881           9.49%
         Cass Commercial Bank                                                  38,249          11.60
-------------------------------------------------------------------------------------------------------

December 31, 2006 (In Thousands)                                              Amount           Ratio
-------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                   $    85,205          13.64%
         Cass Commercial Bank                                                  42,242          14.19
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                   $    74,913          11.99%
         Cass Commercial Bank                                                  38,511          12.94
Tier I capital (to average assets)
         Cass Information Systems, Inc.                                   $    74,913           8.65%
         Cass Commercial Bank                                                  38,511          11.25
-------------------------------------------------------------------------------------------------------


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's annual report on Form 10-K for the year ended December 31, 2006, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2007 has changed materially from that at December 31, 2006.


ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007 and based on their evaluation, believe that, as of June 30, 2007, these controls and procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the second quarter of 2007 in the Company's internal control over financial reporting identified by the Chief Executive Officer and Principal Financial Officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             At the annual meeting of the shareholders of Cass Information Systems, Inc. held on April 16, 2007, the following proposals were voted on and approved:

             The following is a summary of votes cast. No broker non-votes were received.

             Proposal to elect four directors for a term of three years ending 2010:

                                                For           Withheld Authority
                                                ---          --------------------
                   Lawrence A. Collett        6,720,713             164,343
                   Wayne J. Grace             6,742,295             142,761
                   James J. Lindemann         6,742,553             142,503
                   Andrew J. Signorelli       6,710,169             174,887

             Proposal to elect one director for a term of two years ending
             2009:

                                                For           Withheld Authority
                                                ---          --------------------
                  John J. Gillis, Jr.         6,729,053             156,003

             Proposal to approve the 2007 Omnibus Incentive Stock Plan:

                      For              Against           Abstain
                      ---              -------           -------
                    5,238,068          163,960           107,615

             Proposal to ratify KPMG LLP as independent registered public accounting firm for 2007:

                      For              Against           Abstain
                      ---              -------           -------
                    6,834,308           15,995            34,755


ITEM 5.      OTHER INFORMATION
             (a)      None
             (b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the filing of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

ITEM 6.  EXHIBITS

         Exhibit 10.1 2007 Omnibus Incentive Stock Plan.

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


                                   CASS INFORMATION SYSTEMS, INC.

DATE: August 6, 2007               By          /s/ Lawrence A. Collett
                                       -----------------------------------------
                                                 Lawrence A. Collett
                                        Chairman and Chief Executive Officer



DATE: August 6, 2007               By         /s/ P. Stephen Appelbaum
                                       -----------------------------------------
                                                P. Stephen Appelbaum
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)