Form 10-Q
period 2007-09-30
CASS INFORMATION SYSTEMS INC
filed 2007-11-08
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                _________________

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________________

                           Commission File No. 2-80070
                                ________________

                         CASS INFORMATION SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Missouri                                   43-1265338
    -------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

          13001 Hollenberg Drive
            Bridgeton, Missouri                             63044
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip Code)

                                 (314) 506-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                _________________

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

                                              Yes |_| No |X|

      The number of shares outstanding of registrant's only class of stock as of November 2, 2007: Common stock, par value $.50 per share - 8,371,189 shares outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

   Item 1. FINANCIAL STATEMENTS

           Consolidated Balance Sheets
             September 30, 2007 (unaudited) and December 31, 2006 ........................  3

           Consolidated Statements of Income
             Three and Nine months ended September 30, 2007 and 2006 (unaudited) .........  4

           Consolidated Statements of Cash Flows
             Nine months ended September 30, 2007 and 2006 (unaudited) ...................  5

           Notes to Consolidated Financial Statements (unaudited) ........................  6

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS .................................................... 13

   Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................... 24

   Item 4. CONTROLS AND PROCEDURES ....................................................... 24

PART II - Other Information - Items 1. - 6. .............................................. 25

   SIGNATURES ............................................................................ 27

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                                     September 30   December 31
                                                                         2007          2006
Assets
Cash and due from banks                                               $  18,056     $  26,995
Federal funds sold and other short-term investments                     177,563       169,509
                                                                      ---------     ---------
     Cash and cash equivalents                                          195,619       196,504
                                                                      ---------     ---------
Securities available-for-sale, at fair value                            162,379       102,749
Loans                                                                   511,207       504,125
     Less: Allowance for loan losses                                      6,045         6,592
                                                                      ---------     ---------
         Loans, net                                                     505,162       497,533
                                                                      ---------     ---------
Premises and equipment, net                                              12,962        12,898
Investment in bank-owned life insurance                                  12,407        12,024
Payments in excess of funding                                            15,965         9,333
Goodwill                                                                  7,471         7,471
Other intangible assets, net                                                946         1,156
Other assets                                                             20,249        18,803
                                                                      ---------     ---------
         Total assets                                                 $ 933,160     $ 858,471
                                                                      =========     =========
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                              $  86,162     $ 106,587
     Interest-bearing                                                   182,203       183,307
                                                                      ---------     ---------
         Total deposits                                                 268,365       289,894
Accounts and drafts payable                                             552,837       468,393
Short-term borrowings                                                       210           181
Subordinated convertible debentures                                       3,700         3,700
Liabilities related to discontinued operations                               --           277
Other liabilities                                                        13,682        12,105
                                                                      ---------     ---------
         Total liabilities                                              838,794       774,550
                                                                      ---------     ---------
Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                    --            --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized and 9,112,484
   shares issued at September 30, 2007 and
   December 31, 2006, respectively                                        4,556         4,556
Additional paid-in capital                                               17,501        17,896
Retained earnings                                                        91,645        81,516
Common shares in treasury, at cost (741,295 shares at
   September 30, 2007 and 784,773 shares at December 31, 2006)          (16,131)      (17,077)
Accumulated other comprehensive loss                                     (3,205)       (2,970)
                                                                      ---------     ---------
         Total shareholders' equity                                      94,366        83,921
                                                                      ---------     ---------
           Total liabilities and shareholders' equity                 $ 933,160     $ 858,471
                                                                      =========     =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                   Three Months Ended      Nine Months Ended
                                                                      September 30            September 30
                                                                 --------------------     --------------------
                                                                   2007        2006         2007        2006
--------------------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue              $ 11,441    $ 10,359     $ 34,089    $ 29,853
Bank service fees                                                     416         341        1,237       1,266
Other                                                                 213         228          658         629
                                                                 --------    --------     --------    --------
       Total fee revenue and other income                          12,070      10,928       35,984      31,748
                                                                 --------    --------     --------    --------
Interest Income:
Interest and fees on loans                                          9,224       9,331       27,539      27,169
Interest and dividends on securities:
       Taxable                                                        212         262          681         800
       Exempt from federal income taxes                             1,252         636        3,212       1,910
Interest on federal funds sold and
   other short-term investments                                     2,030       2,022        5,564       4,702
                                                                 --------    --------     --------    --------
       Total interest income                                       12,718      12,251       36,996      34,581
                                                                 --------    --------     --------    --------
Interest Expense:
Interest on deposits                                                1,986       1,729        5,911       4,457
Interest on short-term borrowings and other                             7           2           32           5
Interest on subordinated convertible debentures                        50          50          148         148
                                                                 --------    --------     --------    --------
       Total interest expense                                       2,043       1,781        6,091       4,610
                                                                 --------    --------     --------    --------
         Net interest income                                       10,675      10,470       30,905      29,971
Provision for loan losses                                             225         200          675         500
                                                                 --------    --------     --------    --------
         Net interest income after provision for loan
           losses                                                  10,450      10,270       30,230      29,471
                                                                 --------    --------     --------    --------
Operating Expense:
Salaries and employee benefits                                     11,700      11,136       35,135      31,673
Occupancy                                                             550         522        1,572       1,462
Equipment                                                             876         732        2,565       2,128
Amortization of intangible assets                                      70          70          210         156
Other operating expense                                             2,468       2,561        7,447       7,755
                                                                 --------    --------     --------    --------
       Total operating expense                                     15,664      15,021       46,929      43,174
                                                                 --------    --------     --------    --------
         Income before taxes and discontinued
           operations                                               6,856       6,177       19,285      18,045
Income tax expense                                                  2,179       2,205        6,230       6,397
                                                                 --------    --------     --------    --------
         Net income from continuing operations                      4,677       3,972       13,055      11,648
                                                                 --------    --------     --------    --------
Loss from discontinued operations
   before income tax expense                                           --        (150)          --        (475)
Income tax benefit                                                     --          62           --         198
                                                                 --------    --------     --------    --------
Net loss from discontinued operations                                  --         (88)          --        (277)
                                                                 --------    --------     --------    --------
Net Income                                                       $  4,677    $  3,884     $ 13,055    $ 11,371
                                                                 ========    ========     ========    ========
Basic Earnings Per Share:
       From continuing operations                                $    .56    $    .48     $   1.57    $   1.40
       From discontinued operations                                    --        (.01)          --        (.03)
       Basic earnings per share                                       .56         .47         1.57        1.37
Diluted Earnings Per Share:
       From continuing operations                                $    .55    $    .47     $   1.53    $   1.37
       From discontinued operations                                    --        (.01)          --        (.03)
       Diluted earnings per share                                     .55         .46         1.53        1.34

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                         Nine Months Ended
                                                                            September 30
                                                                     -----------------------
                                                                        2007          2006
Cash Flows From Operating Activities:
Net income from continuing operations                                $  13,055     $  11,648
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                     2,179         1,484
       Provision for loan losses                                           675           500
       Stock-based compensation expense                                    499           159
       Deferred income tax expense (benefit)                             1,115        (1,031)
       Increase in income tax liability                                    578           354
       Increase in pension liability                                     1,593         1,566
       Other operating activities, net                                  (2,091)         (248)
Operating activities of discontinued operations                             --        (1,562)
                                                                     ---------     ---------
       Net cash provided by operating activities                        17,603        12,870
                                                                     ---------     ---------
Cash Flows From Investing Activities:
Proceeds from maturities of securities available-for-sale               51,000        65,510
Purchase of securities available-for-sale                             (111,295)      (57,860)
Net (increase) decrease in loans                                        (9,604)        7,703
Increase in payments in excess of funding                               (6,632)       (5,745)
Purchases of premises and equipment, net                                (1,940)       (2,547)
Purchase of NTransit, Inc.                                                  --        (3,172)
                                                                     ---------     ---------
       Net cash (used in) provided by  investing activities            (78,471)        3,889
                                                                     ---------     ---------
Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                    (20,425)      (16,261)
Net decrease in interest-bearing demand and savings deposits            (4,921)      (15,829)
Net increase in time deposits                                            3,817        20,280
Net increase in accounts and drafts payable                             84,444        68,382
Net increase (decrease) in short-term borrowings                            29           (38)
Cash proceeds from exercise of stock options                                16           330
Tax benefit on stock awards                                                 36            64
Cash dividends paid                                                     (3,013)       (2,669)
Purchase of common shares for treasury                                      --          (870)
                                                                     ---------     ---------
       Net cash provided by financing activities                        59,983        53,389
                                                                     ---------     ---------
Net (decrease) increase in cash and cash equivalents                      (885)       70,148
Cash and cash equivalents at beginning of period                       196,504       149,692
                                                                     ---------     ---------
Cash and cash equivalents at end of period                           $ 195,619     $ 219,840
                                                                     =========     =========

Supplemental information:
       Cash paid for interest                                        $   6,092     $   4,287
       Cash paid for income taxes                                        4,500         6,103
       Transfer of loans to foreclosed assets                            1,300            --

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company's bank subsidiary sold the assets of Government e-Management Solutions, Inc. ("GEMS"), its wholly owned subsidiary, on December 30, 2005. The assets, liabilities and results of operations of GEMS were presented in the 2006 consolidated financial statements as discontinued operations. There was no discontinued operations activity in the nine-month period ended September 30, 2007. The Company issued a 50% stock dividend on September 15, 2006 and the share and per share information have been restated for all periods presented in the accompanying consolidated financial statements. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s ("the Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard s("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended September 30, 2007 and December 31, 2006 are as follows:

                                              September 30, 2007                     December 31, 2006
===========================================================================================================
                                     Gross Carrying       Accumulated      Gross Carrying       Accumulated
(In Thousands)                           Amount          Amortization          Amount          Amortization
===========================================================================================================
Amortized intangible assets:
   Software                              $  862            $ (532)             $  862            $ (402)
   Customer List                            750              (134)                750               (54)
-----------------------------------------------------------------------------------------------------------
       Total                              1,612              (666)              1,612              (456)

Unamortized intangible assets:
   Goodwill                               7,698              (227)*             7,698              (227)*
-----------------------------------------------------------------------------------------------------------
   Total unamortized intangibles          7,698              (227)              7,698              (227)
-----------------------------------------------------------------------------------------------------------
Total intangible assets                  $9,310            $ (893)             $9,310            $ (683)
-----------------------------------------------------------------------------------------------------------

*     Amortization through December 31, 2001 prior to adoption of SFAS 142.

Software is amortized over four to five years and the customer list is amortized over seven years. Amortization of intangible assets amounted to $210,000 and $156,000 for the nine-month periods ended September 30, 2007 and 2006, respectively. Estimated amortization of intangibles over the next five years is as follows: $301,000 in 2007, $280,000 in 2008, $223,000 in 2009, and $107,000
in 2010 and in 2011.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at September 30, 2007 was $ 281,000.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended September 30, 2007 and 2006 are as follows:

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30                   September 30
                                                         --------------------------     --------------------------
(Dollars in Thousands except Per Share data)                 2007           2006            2007           2006
------------------------------------------------------------------------------------------------------------------
Basic
     Net income from continuing operations               $     4,677    $     3,972     $    13,055    $    11,648
     Net loss from discontinued operations                        --            (88)             --           (277)
------------------------------------------------------------------------------------------------------------------
     Net income                                          $     4,677    $     3,884     $    13,055    $    11,371
------------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding            8,316,328      8,304,441       8,313,291      8,311,861
------------------------------------------------------------------------------------------------------------------

     Basic earnings per share from continuing
       operations                                        $       .56    $       .48     $      1.57    $      1.40
     Basic earnings per share from discontinued
       operations                                                 --           (.01)             --           (.03)
------------------------------------------------------------------------------------------------------------------
     Basic earnings per share                            $       .56    $       .47     $      1.57    $      1.37
------------------------------------------------------------------------------------------------------------------
Diluted
     Net income from continuing operations               $     4,677    $     3,972     $    13,055    $    11,648
     Net income effect of 5.33% convertible
       debentures                                                 27             28              81             82
------------------------------------------------------------------------------------------------------------------
     Net income from continuing operations                     4,704          4,000          13,136         11,730

     Net loss from discontinued operations                        --            (88)             --           (277)
------------------------------------------------------------------------------------------------------------------
     Net income                                          $     4,704    $     3,912     $    13,136    $    11,453
------------------------------------------------------------------------------------------------------------------

     Weighted-average common shares outstanding            8,316,328      8,304,441       8,313,291      8,311,861
     Effect of dilutive stock options and awards             102,981         72,504          99,863         65,923

     Effect of 5.33% convertible debentures                  172,717        172,717         172,717        172,717
------------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding
       assuming dilution                                   8,592,026      8,549,662       8,585,871      8,550,501
------------------------------------------------------------------------------------------------------------------

     Diluted earnings per share from continuing
       operations                                        $       .55    $       .47     $      1.53    $      1.37
     Diluted earnings per share from discontinued
       operations                                                 --           (.01)             --           (.03)
------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                          $       .55    $       .46     $      1.53    $      1.34
------------------------------------------------------------------------------------------------------------------

Share and per share data for 2006 in the schedule above have been restated for the 50% stock dividend issued on September 15, 2006.

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 150,000 shares of the Company's Common Stock. The Company did not repurchase any shares during the nine-month period ended September 30, 2007 and repurchased 30,000 shares in the comparable period in 2006. As of September 30, 2007, 120,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the nine-month periods ended September 30, 2007 and 2006, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and nine month periods ended September 30, 2007 and 2006 is summarized as follows:

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30                    September 30
                                                         --------------------------     --------------------------
(In Thousands)                                               2007           2006            2007           2006
------------------------------------------------------------------------------------------------------------------
Net income from continuing operations                    $     4,677    $     3,972     $    13,055    $    11,648

Other comprehensive income:
     Net unrealized gain (loss) on securities
       available-for-sale, net of tax                          1,068            793            (235)           307
------------------------------------------------------------------------------------------------------------------
     Total comprehensive income from continuing
       operations                                        $     5,745    $     4,765     $    12,820    $    11,955
------------------------------------------------------------------------------------------------------------------

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

Summarized information about the Company's operations in each industry segment for the three and nine-month periods ended September 30, 2007 and 2006, is as follows:

                                                                                          Corporate,
                                                         Information      Banking       Eliminations
(In Thousands)                                             Services       Services        and Other        Total
==================================================================================================================
Quarter Ended September 30, 2007
   Total Revenues:
     Revenue from customers                              $    18,675    $     3,845     $        --    $    22,520
     Intersegment revenue                                        474            387            (861)            --
   Net income from continuing operations                       3,738            939              --          4,677
   Total assets                                              623,070        319,640          (9,550)       933,160
   Goodwill                                                    7,335            136              --          7,471
   Other intangible assets, net                                  947             --              --            947
   Assets related to discontinued operations                      --             --              --             --
Quarter Ended September 30, 2006
   Total Revenues:
     Revenue from customers                              $    17,593    $     3,605     $        --    $    21,198
     Intersegment revenue                                       (109)           921            (812)            --
   Net income from continuing operations                       2,837          1,135              --          3,972
   Total assets                                              569,760        318,136          (1,482)       886,414
   Goodwill                                                    7,035            136              --          7,171
   Other intangible assets, net                                1,529             --              --          1,529
   Assets related to discontinued operations                      --             --             225            225
------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 2007
   Total Revenues:
     Revenue from customers                              $    54,754    $    11,460     $        --    $    66,214
     Intersegment revenue                                      1,446          1,141          (2,587)            --
   Net income from continuing operations                      10,370          2,685              --         13,055
   Total assets                                              623,070        319,640          (9,550)       933,160
   Goodwill                                                    7,335            136              --          7,471
   Other intangible assets, net                                  947             --              --            947
   Assets related to discontinued operations                      --             --              --             --
Nine Months Ended September 30, 2006
   Total Revenues:
     Revenue from customers                              $    49,469    $    11,750     $        --    $    61,219
     Intersegment revenue                                        778          1,633          (2,411)            --
   Net income from continuing operations                       8,267          3,381              --         11,648
   Total assets                                              569,760        318,136          (1,482)       886,414
   Goodwill                                                    7,035            136              --          7,171
   Other intangible assets, net                                1,529             --              --          1,529
   Assets related to discontinued operations                      --             --             225            225
------------------------------------------------------------------------------------------------------------------

Note 8 - Loans by Type

(In Thousands)                           September 30, 2007    December 31, 2006
================================================================================
Commercial and industrial                    $ 113,863            $ 113,162
Real estate: (Commercial and church)
   Mortgage                                    361,834              352,044
   Construction                                 28,680               29,779
Industrial revenue bonds                         5,514                6,293
Other                                            1,316                2,847
--------------------------------------------------------------------------------
Total loans                                  $ 511,207            $ 504,125
================================================================================

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2007, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2007 the balances of unused loan commitments, standby and commercial letters of credit were $24,000,000, $6,130,000 and $4,310,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments, time deposits and convertible subordinated debentures at September 30, 2007:

                                                       Amount of Commitment Expiration per Period
                                                       ------------------------------------------
                                                            Less than      1-3         3-5       Over 5
(Dollars in Thousands)                            Total      1 Year       Years       Years       Years
========================================================================================================
Operating lease commitments                     $  3,947    $    713    $  1,069    $    896    $  1,269
Time deposits                                     92,613      89,532       2,491         590          --
Convertible subordinated debentures*               3,700          --          --          --       3,700
--------------------------------------------------------------------------------------------------------
     Total                                      $100,260    $ 90,245    $  3,560    $  1,486    $  4,969
========================================================================================================

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

Note 10 - Stock-Based Compensation

On January 16, 2007, the Board approved, and on April 16, 2007, the Company's shareholders approved, the 2007 Omnibus Incentive Stock Plan ("the Omnibus Plan") to provide incentive opportunities for key employees and non-employee directors and to align the personal financial interests of such individuals with those of the Company's shareholders. The Omnibus Plan permits the issuance of up to 800,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. As of September 30, 2007, no awards have been granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options issued and outstanding. Restricted shares are amortized to expense over the three-year vesting period. Options currently vest and expire over a period not to exceed seven years. The plans authorize the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. The Company issues shares out of treasury stock for restricted shares and option exercises. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

As of September 30, 2007, the total unrecognized compensation expense related to non-vested stock awards was $1,452,000 and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years. There were no grants, vestings or forfeitures of stock awards during the three-month period ending September 30, 2007. Changes in restricted shares outstanding for the nine months ended September 30, 2007 were as follows:

                                                Nine Months Ended
                                                   September 30
                                            ------------------------
                                             Shares       Fair Value
   =================================================================
   Balance at December 31, 2006              22,481         $22.88
   Granted                                   43,120          37.03
   Vested                                   (10,327)         20.49
   Forfeited                                   (600)         29.94
   -----------------------------------------------------------------
   Balance at September 30, 2007             54,674         $34.41
   -----------------------------------------------------------------

As of September 30, 2007, the total unrecognized compensation expense related to non-vested stock options was $110,000 and the related weighted-average period over which it is expected to be recognized is approximately 4.2 years.

No stock options were granted, exercised or forfeited during the three month period ended September 30, 2007. A summary of the Company's stock option program for the nine-month period ended September 30, 2007 is shown below.

                                                     Weighted-      Average       Aggregate
                                                      Average      Remaining      Intrinsic
                                                     Exercise     Contractual       Value
                                         Shares        Price       Term Years       ($000)
                                         --------------------------------------------------
Outstanding at December 31, 2006         87,805       $15.40
Granted                                      --           --
Exercised                                  (958)       16.64
Forfeited or expired                         --           --
Outstanding at September 30, 2007        86,847        15.39         3.58          $ 1,770
                                         ==================================================
Exercisable at September 30, 2007        16,777       $11.27         2.54          $   411
                                         ==================================================

The total intrinsic value of options exercised was $0 and $105,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and was $16,000 and $1,728,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

There was no non-vested option activity during the three-month period ended September 30, 2007. A summary of the activity of the non-vested options during the nine-month period ended September 30, 2007 is shown below.

                                                     Weighted-
                                                      Average
                                                    Grant Date
                                         Shares     Fair Value
--------------------------------------------------------------
Nonvested at December 31, 2006           85,406       $ 2.38
Granted                                      --           --
Vested                                  (15,336)        1.75
Forfeited                                    --           --
--------------------------------------------------------------
Nonvested at September 30, 2007          70,070       $ 2.52
--------------------------------------------------------------

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

The following table represents the components of the net periodic pension costs for 2006 and an estimate for 2007:

                                                            Estimated    Actual
      (In Thousands)                                          2007        2006
      =========================================================================
      Service cost - benefits earned during the year        $ 1,622     $ 1,554
      Interest cost on projected benefit obligation           1,771       1,565
      Expected return on plan assets                         (1,865)     (1,603)
      Net amortization                                          197         270
      -------------------------------------------------------------------------
      Net periodic pension cost                             $ 1,725     $ 1,786
      -------------------------------------------------------------------------

Pension costs recorded to expense were $431,000 and $586,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and were $1,263,000 and $1,339,000 for the nine-month periods ended September 30, 2007 and 2006, respectively. The Company has not made any contribution to the plan during the nine-month period ended September 30, 2007, but expects to contribute at least $1,800,000 in 2007.

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

                                                            Estimated    Actual
      (In Thousands)                                          2007        2006
      =========================================================================
      Service cost - benefits earned during the year        $    44     $    43
      Interest cost on projected benefit obligation             233         150
      Net amortization                                          249         111
      -------------------------------------------------------------------------
      Net periodic pension cost                             $   526     $   304
      -------------------------------------------------------------------------

Pension costs recorded to expense were $134,000 and $163,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and were $361,000 and $258,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

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

The Company had unrecognized tax benefits of approximately $655,000 as of January 1, 2007. The total amount of federal and state unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate was $488,000, net of federal tax benefit. There have been no significant changes to the unrecognized tax benefits during the three and nine month periods ended September 30, 2007. The Company expects a reduction of $31,000 in unrecognized tax benefits during the remaining three-month period ending December 31, 2007 as a result of the lapse of federal and state statutes of limitations.

Interest and penalties were immaterial at the date of adoption. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest recognized during the three and nine-month periods ended September 30, 2007 was immaterial.

The Company is subject to income tax in the U. S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax year 2006 remain subject to examination by the Internal Revenue Service ("IRS"). In addition, the Company is subject to state tax examinations for the tax years 2003 through 2006.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2007 ("Third Quarter of 2007") compared to the three-month period ended September 30, 2006 ("Third Quarter of 2006") and the nine-month period ended September 30, 2007 ("First Nine Months of 2007") compared to the nine-month period ended September 30, 2006 ("First Nine Months of 2006"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2006 annual report on Form 10-K. Results of operations for the Third Quarter of 2007 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                      Three Months Ended                          Nine Months Ended
                                                         September 30                               September 30
                                            ------------------------------------      -----------------------------------------
(Dollars in Thousands except Per Share                                       %                                              %
Data)                                          2007           2006        Change         2007           2006             Change
--------------------------------------------------------------------------------      -----------------------------------------
Net income                                  $    4,677     $    3,884      20.4%      $   13,055     $   11,371           14.8%
Net income from continuing operations       $    4,677     $    3,972      17.7%      $   13,055     $   11,648           12.1%
Diluted earnings per share                  $      .55     $      .46      19.6%      $     1.53     $     1.34           14.2%
Diluted earnings per share from
   continuing operations                    $      .55     $      .47      17.0%      $     1.53     $     1.37           11.7%
Return on average assets                          2.04%          1.80%       --             1.98%          1.84%            --
Return on average equity                         20.51%         19.12%       --            19.94%         19.45%            --
-------------------------------------------------------------------------------------------------------------------------------

Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility processing and payment fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the three and nine-month periods ended September 30, 2007 and 2006 were as follows:

                                                      Three Months Ended                          Nine Months Ended
                                                         September 30                               September 30
                                            ------------------------------------      -----------------------------------------
                                                                             %                                              %
(In Thousands)                                 2007           2006        Change         2007           2006             Change
--------------------------------------------------------------------------------      -----------------------------------------
Freight Core Invoice Transaction Volume*          6,470          6,154      5.1%           18,996         18,311           3.7%
Freight Invoice Dollar Volume               $ 3,669,117    $ 3,648,694       .6%      $10,764,558    $10,722,944            .4%
Utility Transaction Volume                        2,361          1,701     38.8%            6,872          4,797          43.3%
Utility Transaction Dollar Volume           $ 2,081,529    $ 1,538,628     35.3%      $ 5,687,627    $ 4,188,578          35.8%
Payment and Processing Fees                 $    11,441    $    10,359     10.4%      $    34,089    $    29,853          14.2%
-------------------------------------------------------------------------------------------------------------------------------

*     Core invoices exclude parcel shipments.

Third Quarter of 2007 compared to Third Quarter of 2006:

Freight transaction volume and invoice dollar volume for the Third Quarter of 2007 increased slightly compared to the same period in 2006 despite the lack of growth in shipping activity in the United States, particularly in the large manufacturing segments. The increase in transaction and dollar volume from utility transactions increased primarily due to new customers and heightened activity from existing customers as the growth of this division continues. The increase in utility transaction volume drove the increase in payment and processing fees.

Bank service fees increased $75,000 or 22% primarily due to higher commercial account fees and check processing volume. Other income decreased $15,000 in the Third Quarter of 2007.

First Nine Months of 2007 compared to First Nine Months of 2006:

Freight and utility transaction volume and dollar volume increased for the First Nine Months of 2007 compared to 2006 due to the same factors discussed above for the Third Quarter of 2007.

Bank service fees decreased $29,000 or 2%. This decrease was due primarily to a penalty charged for the early withdrawal of a certificate of deposit by one large customer in the first quarter of 2006. Other income increased $29,000 in the First Nine Months of 2007.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three and nine-month periods ended September 30, 2007 and 2006:

                                                      Three Months Ended                          Nine Months Ended
                                                         September 30                                September 30
                                            ------------------------------------      -----------------------------------------
                                                                             %                                              %
(Dollars in Thousands)                           2007         2006        Change         2007           2006             Change
--------------------------------------------------------------------------------      -----------------------------------------
Average earnings assets                     $  827,757     $  774,293      6.9%       $  799,144     $  751,769           6.3%
Net interest income*                            11,385         10,842      5.0%           32,747         31,093           5.3%
Net interest margin*                              5.46%          5.56%      --              5.48%          5.53%           --
Yield on earning assets*                          6.44%          6.47%      --              6.50%          6.35%           --
Rate on interest bearing liabilities              4.26%          3.83%      --              4.30%          3.44%           --

*     Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2007 compared to Third Quarter of 2006:

The increase in net interest income was primarily due to an increase in earning assets that exceeded the counteracting effect of increases in rates paid on deposit accounts. There was an increase of $64,811,000 or 98% in tax-exempt municipal securities. The increase in earning assets was funded by an increase in accounts and drafts payable due to the increase in dollar volume processed. Yields on earning assets decreased slightly and rates paid on deposit accounts increased. However, as the balances of earning assets greatly exceeded the balances of interest-bearing deposits, the net effect on net interest income was positive.

Total average loans decreased $10,334,000 or 2%, to $517,450,000. Total average investment in debt and equity securities increased $60,042,000 or 68% to $148,776,000 as the Company invested a portion of the increase in payables. Total average federal funds sold and other short-term investments increased $3,754,000 or 2% to $161,529,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables that follow.

First Nine Months of 2007 compared to First Nine Months of 2006:

The increase in net interest income was primarily due to an increase in earning assets and an increase in yields on earning assets that exceeded the counteracting effect of increases in rates paid on deposit accounts. There was an increase of $46,818,000 or 71% in tax-exempt municipal securities. The increase in earning assets was funded by an increase in accounts and drafts payable due to the increase in dollar volume processed. Yields on earning assets and rates paid on deposit accounts both increased as the general level of interest rates increased. However, as the balances of earning assets greatly exceeded the balances of interest-bearing deposits, the net effect on net interest income was positive.

Total average loans decreased $7,489,000 or 1% to $520,761,000. Total average investment in debt and equity securities increased $40,442,000 or 44% to $132,114,000 as the Company invested a portion of the increase in payables. Total average federal funds sold and other short-term investments increased $14,422,000 or 11% to $146,269,000. This increase provides additional liquidity to the Company. For more information on the changes in net interest income please refer to the tables that follow.

The Company is positively affected by increases in the level of interest rates due to the fact that its rate-sensitive assets significantly exceed its rate-sensitive liabilities. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. Changes in interest rates will affect some earning assets, such as federal funds sold and floating rate loans, immediately and some earning assets, such as fixed rate loans and municipal bonds, over time.

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

                                                               Third Quarter 2007                       Third Quarter 2006
                                                    --------------------------------------    --------------------------------------
                                                                   Interest                                  Interest
                                                     Average        Income/         Yield/     Average        Income/         Yield/
(Dollars in Thousands)                               Balance        Expense          Rate      Balance        Expense          Rate
====================================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                                      $ 511,826     $   9,158          7.10%    $ 522,439     $   9,273          7.04%
       Tax-exempt (4)                                   5,624           102          7.20         5,345            88          6.53
Debt and equity securities (5):
       Taxable                                         17,831           212          4.72        22,600           263          4.62
       Tax-exempt (4)                                 130,945         1,926          5.84        66,134           978          5.87
   Federal funds sold and other
     short-term investments                           161,529         2,030          4.99       157,775         2,022          5.08
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                  827,755        13,428          6.44       774,293        12,624          6.47
Nonearning assets:
   Cash and due from banks                             23,063                                    29,914
   Premises and equipment, net                         12,937                                    12,886
   Bank owned life insurance                           12,321                                    11,818
   Goodwill and other intangibles                       8,463                                     5,269
   Other assets                                        30,960                                    26,355
   Assets related to discontinued
     operations                                            --                                       396
   Allowance for loan losses                           (6,292)                                   (6,313)
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $ 909,207                                 $ 854,618
------------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                                       $  67,696     $     555          3.25%    $  63,845     $     429          2.67%
   Savings deposits                                    24,433           213          3.46        26,338           201          3.03
   Time deposits of
     $100 or more                                      65,596           857          5.18        61,631           762          4.91
   Other time deposits                                 28,338           361          5.05        28,845           338          4.65
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                       186,063         1,986          4.23       180,659         1,730          3.80
   Short-term borrowings & other                          611             7          4.55           197             2          4.03
   Subordinated debentures                              3,700            50          5.36         3,700            50          5.36
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                        190,374         2,043          4.26       184,556         1,782          3.83
Noninterest-bearing liabilities:
   Demand deposits                                     92,405                                    98,542
   Accounts and drafts payable                        521,989                                   481,988
   Other liabilities                                   13,974                                     8,664
   Liabilities related to discontinued
     operations                                            --                                       242
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     818,742                                   773,992
Shareholders' equity                                   90,465                                    80,626
Total liabilities and
     shareholders' equity                           $ 909,207                                 $ 854,618
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $  11,385                                 $  10,842
Interest spread                                                                      2.18%                                     2.64%
Net interest margin                                                                  5.46                                      5.56
====================================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2006 Consolidated Financial Statements, filed with the Company's 2006 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $56,000 and $55,000 for the Third Quarter of 2007 and 2006, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $710,000 and $373,000 for the Third Quarter of 2007 and 2006, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                            First Nine Months of 2007                First Nine Months of 2006
                                                    --------------------------------------    --------------------------------------
                                                                   Interest                                  Interest
                                                     Average        Income/         Yield/     Average        Income/         Yield/
(Dollars in Thousands)                               Balance        Expense          Rate      Balance        Expense          Rate
====================================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                                      $ 514,813     $  27,330          7.10%    $ 522,940     $  26,994          6.90%
       Tax-exempt (4)                                   5,948           322          7.24         5,310           268          6.75

Debt and equity securities (5):
       Taxable                                         19,130           681          4.76        25,506           800          4.19
       Tax-exempt (4)                                 112,984         4,941          5.85        66,166         2,939          5.94
   Federal funds sold and other
     short-term investments                           146,269         5,564          5.09       131,847         4,702          4.77
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                  799,144        38,838          6.50       751,769        35,703          6.35

Nonearning assets:
   Cash and due from banks                             24,604                                    28,921
   Premises and equipment, net                         12,880                                    12,506
   Bank owned life insurance                           12,195                                    11,702
   Goodwill and other intangibles                       8,529                                     5,287
   Other assets                                        29,538                                    23,067
   Assets related to discontinued
     operations                                            --                                       233
   Allowance for loan losses                           (6,622)                                   (6,265)
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $ 880,268                                 $ 827,220
------------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand deposits                 $  65,597     $   1,592          3.24%    $  71,612     $   1,282          2.39%
   Savings deposits                                    23,235           596          3.43        22,444           420          2.50
   Time deposits of
     $100 or more                                      67,285         2,620          5.21        50,909         1,778          4.67
   Other time deposits                                 29,401         1,103          5.02        30,551           977          4.28
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                       185,518         5,911          4.26       175,516         4,457          3.40
   Short-term borrowings & other                          301            32         14.21           166             5          4.03
   Subordinated debentures                              3,700           148          5.35         3,700           148          5.35
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                        189,519         6,091          4.30       179,382         4,610          3.44
Noninterest-bearing liabilities:
   Demand deposits                                     94,376                                    99,104
   Accounts and drafts payable                        495,350                                   462,314
   Other liabilities                                   13,493                                     7,575
   Liabilities related to discontinued
     operations                                            --                                       662
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     792,738                                   749,037
Shareholders' equity                                   87,530                                    78,183
Total liabilities and
     shareholders' equity                           $ 880,268                                 $ 827,220
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $  32,747                                 $  31,093
Interest spread                                                                      2.20%                                     2.91%
Net interest margin                                                                  5.48                                      5.53
====================================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2006 Consolidated Financial Statements, filed with the Company's 2006 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $150,000 and $164,000 for the First Nine Months of 2007 and 2006, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,842,000 and $1,122,000 for the First Nine Months of 2007 and 2006, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                            Third Quarter
                                                           2007 Over 2006
                                                      --------------------------
(In Thousands)                                        Volume     Rate      Total
================================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                          $(189)    $  74     $(115)
     Tax-exempt (3)                                       5         9        14

   Debt and equity securities:
     Taxable                                            (57)        6       (51)
     Tax-exempt (3)                                     953        (5)      948
   Federal funds sold and other
     short-term investments                              48       (40)        8
--------------------------------------------------------------------------------
Total interest income                                   760        44       804
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                      27        99       126
   Savings deposits                                     (15)       27        12
   Time deposits of $100 or more                         51        44        95
   Other time deposits                                   (6)       29        23
   Short-term borrowings & other                          5         0         5
   Subordinated debentures                               --        --        --
Total interest expense                                   62       199       261
--------------------------------------------------------------------------------
Net interest income                                   $ 698     $(155)    $ 543
================================================================================
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

                                                          First Nine Months
                                                           2007 Over 2006
                                                      --------------------------
(In Thousands)                                        Volume     Rate      Total
================================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                          $(424)    $ 760     $ 336
     Tax-exempt (3)                                      34        20        54
   Debt and equity securities:
     Taxable                                           (218)       99      (119)
     Tax-exempt (3)                                   2,048       (46)    2,002
   Federal funds sold and other
     short-term investments                             536       326       862
--------------------------------------------------------------------------------
Total interest income                                 1,976     1,159     3,135
--------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                    (115)      425       310
   Savings deposits                                      15       161       176
   Time deposits of $100 or more                        620       222       842
   Other time deposits                                  (38)      164       126
   Short-term borrowings & other                          7        20        27
   Subordinated debentures                               --        --        --
Total interest expense                                  489       992     1,481
--------------------------------------------------------------------------------
Net interest income                                  $1,487     $ 167    $1,654
================================================================================
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

An important determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There were provisions of $225,000 and $200,000 made for loan losses during the Third Quarter of 2007 and the Third Quarter of 2006, respectively. There were provisions of $675,000 and $500,000 made for loan losses during the First Nine Months of 2007 and the First Nine Months of 2006, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were $1,023,000 and $583,000 of net loan charge-offs in the Third Quarter of 2007 and 2006, respectively. There were $1,222,000 of net loan charge-offs in the First Nine Months of 2007 and $855,000 in the First Nine Months 2006.

The allowance for loan losses at September 30, 2007 was $6,045,000 and at December 31, 2006 was $6,592,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2007 was 1.18% compared to 1.31% at December 31, 2006. At September 30, 2007, nonperforming loans, which are also considered impaired, consisted of $310,000 in non-accrual loans as shown in the following table. This total consists of three loans, two of which relate to businesses that have collateral deficiencies. Nonperforming loans at December 31, 2006 consisted of $795,000 in non-accrual loans and relate to one of the same borrowers. Total nonperforming loans decreased $644,000 from September 30, 2006 to September 30, 2007. This decrease was primarily due to the charge-off of two of the loans.

In addition to the nonperforming loans discussed above, at September 30, 2007, approximately $6,060,000 of loans not included in the table below have been identified by management as having potential credit problems. They may also be classified for regulatory purposes. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $2,765,000 related to one borrower that was renegotiated several years ago and, although current under the new terms of the contract, management believes, due to the financial condition of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement. The remaining loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

Foreclosed assets and accruing loans 90 days or more past due aggregated $1,300,000 and $1,902,000, respectively, at September 30, 2007. The increase in foreclosed assets and net charge-offs in the three-month period ended September 30, 2007, primarily relates to the foreclosure of one loan which was secured by a commercial real estate building in St. Louis County, Missouri. The increase in accruing loans 90 days or more past due is primarily related to one loan that is past maturity due to an administrative issue with the renewal process. All contractual payments on that loan have been made as required by the loan's terms and management expects it to be renewed in the normal course.

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

Summary of Asset Quality

                                                                      Three Months Ended         Nine Months Ended
                                                                          September 30              September 30
                                                                    ---------------------     ---------------------
(Dollars in Thousands)                                                 2007         2006         2007         2006
===================================================================================================================
Allowance at beginning of period                                    $  6,843     $  6,312     $  6,592     $  6,284

Provision charged to expense                                             225          200          675          500
     Loans charged off                                                 1,065          586        1,350          864
     Recoveries on loans previously charged off                           42            3          128            9
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off                                                  1,023          583        1,222          855

Allowance at end of period                                          $  6,045     $  5,929     $  6,045     $  5,929
-------------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                        $517,450     $527,784     $520,761     $528,250
     September 30                                                    511,207      520,748      511,207      520,748
Ratio of allowance for loan losses to loans outstanding:
     Average                                                            1.17%        1.12%        1.16%        1.12%
     September 30                                                       1.18         1.14         1.18%        1.14
Nonperforming loans:
     Nonaccrual loans                                               $    310     $    954     $    310     $    954
     Loans past due 90 days or more                                       --           --           --           --
     Renegotiated loans                                                   --           --           --           --
-------------------------------------------------------------------------------------------------------------------
     Total non performing loans                                     $    310     $    954     $    310     $    954
     Foreclosed assets                                                 1,300           --           --           --
-------------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                       .06%         .18%         .06%         .18%
-------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due                             $  1,902           --           --           --
-------------------------------------------------------------------------------------------------------------------

As of September 30, 2007, the Bank had one property which it was carrying as other real estate owned at what management believes to be fair value less cost to sell. The property was foreclosed on July 31, 2007 and is recorded at $1,300,000. Nonperforming loans do not include accruing loans 90 days or more past due.

Operating Expense from Continuing Operations

Total operating expense for the Third Quarter of 2007 increased $643,000 or 4% to $15,664,000 compared to the Third Quarter of 2006 due primarily to expenses related to the growth in processing activity. Total operating expense for the First Nine Months of 2007 increased $3,755,000 or 9% to $46,929,000 compared to the First Nine Months of 2006 also due to expenses related to the growth in processing activity.

Salaries and benefits expense for the Third Quarter of 2007 increased $564,000 or 5% to $11,700,000 compared to the Third Quarter of 2006 and increased $3,462,000 or 11% to $35,135,000 for the First Nine Months of 2007 compared to the First Nine Months of 2006 primarily due to additional headcount to service new transaction business and an increase in bonuses related to the earnings increase over the comparable period last year.

Occupancy expense for the Third Quarter of 2007 increased $28,000 or 5% to $550,000 from the Third Quarter of 2006 and increased $110,000 or 8% from the First Nine Months of 2006 compared to the First Nine Months of 2007.

Equipment expense for the Third Quarter of 2007 increased $144,000 or 20% compared to the Third Quarter of 2006 due to additional depreciation on asset purchases and increased $437,000 or 21% from the First Nine Months of 2006 compared to the First Nine Months of 2007 also due to asset purchases and additional software licenses.

Amortization of intangible assets was $70,000 for the Third Quarter of 2007 and in 2006 and $210,000 for the First Nine Months of 2007 compared to $156,000 in 2006. The increase was related to the customer list acquired with the NTransit purchase in July 2006.

Other operating expense for the Third Quarter of 2007 decreased $93,000, or 4% compared to the Third Quarter of 2006 and decreased $308,000 from the First Nine Months of 2006 compared to the First Nine Months of 2007. The decreases were due to lower legal and outside services expenses.

Income tax expense for the Third Quarter of 2007 decreased $26,000 or 1% compared to the Third Quarter of 2006 and decreased $167,000 for the First Nine Months of 2007 compared to the First Nine Months of 2006. The effective tax rate was 31.8% and 35.7% for the Third Quarters of 2007 and 2006, respectively and was 32.3% and 35.5% for the First Nine Months of 2007 and 2006, respectively. The decreases reflect the impact of the increase in tax-exempt securities.

Financial Condition

Total assets at September 30, 2007 were $933,160,000, an increase of $74,689,000, or 9% from December 31, 2006. The most significant changes in asset balances during this period were an increase of $8,054,000 or 5% in federal funds sold and other short-term investments and an increase of $59,630,000 in securities available for sale. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and draft payable balances.

Total liabilities at September 30, 2007 were $838,794,000, an increase of $64,244,000, or 8% from December 31, 2006. Total deposits at September 30, 2007 were $268,365,000, a decrease of $21,529,000 or 7% from December 31, 2006.
Accounts and drafts payable at September 30, 2007 were $552,837,000, an increase of $84,444,000 or 18%. Total shareholders' equity at September 30, 2007 was $94,366,000, a $10,445,000 or 12% increase from December 31, 2006.

Deposits in the First Nine Months of 2007 decreased as customers moved funds into other higher-yielding investments. Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential" section of this report).

The increase in total shareholders' equity resulted from net income of $13,055,000, cash received on the exercise of stock options of $16,000, $36,000 tax benefit on stock and option awards, $499,000 from stock-based compensation expense and the FIN 48 tax adjustment of $87,000 offset by dividends paid of $3,013,000 ($.12 per share) and an increase in other comprehensive loss of $235,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $195,619,000 at September 30, 2007, a decrease of $885,000 or less than 1% from December 31, 2006. At September 30, 2007 these assets represented 21% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $162,379,000 at September 30, 2007, an increase of $59,630,000 from December 31, 2006. These assets represented 17% of total assets at September 30, 2007. Of this total, 98% were state and political subdivision securities and 2% were U.S. government agencies. Of the total portfolio, 1% mature in one year, 26% mature in one to five years, and 73% mature in five or more years. During the Third Quarter of 2007 the Company did not sell any securities.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $29,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $63,137,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities were $17,603,000 for the First Nine Months of 2007 compared with $12,870,000 for the First Nine Months of 2006. This increase is attributable to the increase in net income of $1,407,000, the increase in taxes deferred and payable of $2,370,000, the absence of a loss of $1,562,000 in operating activities related to discontinued operations and the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2007.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 2007 and December 31, 2006:

September 30, 2007 (In Thousands)                            Amount       Ratio
===============================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                   $   95,547      14.50%
         Cass Commercial Bank                                 41,755      14.66
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                   $   85,802      13.02%
         Cass Commercial Bank                                 38,184      13.41
Tier I capital (to average assets)
         Cass Information Systems, Inc.                   $   85,802       9.53%
         Cass Commercial Bank                                 38,184      11.69
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's annual report on Form 10-K for the year ended December 31, 2006, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2007 has changed materially from that at December 31, 2006.

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information it is required to disclose in the reports it files with the SEC is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007 and based on their evaluation, believe that, as of September 30, 2007, these controls and procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the third quarter of 2007 in the Company's internal control over financial reporting identified by the Chief Executive Officer and Principal Financial Officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            (a)   None
            (b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the filing of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

ITEM 6.     EXHIBITS

            Exhibit 10.1 Amended and Restated 2007 Omnibus Incentive Stock Plan.

            Exhibit 10.2 Amendment and Restatement of the Supplemental Executive Retirement Plan

            Exhibit 10.3 Form of Restricted Stock Agreement Award Agreement

            Exhibit 10.4 Form of Stock Appreciation Rights Award Agreement

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

                                 CASS INFORMATION SYSTEMS, INC.


DATE: November 7, 2007           By          /s/ Lawrence A. Collett
                                        ----------------------------------------
                                                 Lawrence A. Collett
                                        Chairman and Chief Executive Officer


DATE: November 7, 2007           By         /s/ P. Stephen Appelbaum
                                        ----------------------------------------
                                                P. Stephen Appelbaum
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)