Form 10-K
period 2007-12-31
CASS INFORMATION SYSTEMS INC
filed 2008-03-13
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark One)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007

       |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

           Large accelerated filer:   |_|       Accelerated filer:         |X|

           Non-accelerated filer:     |_|      Smaller reporting company:  |_|

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                          Yes   |_|     No   |X|

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $248,315,000 based on the closing price of the common stock of $32.96 on June 30, 2007, as reported by The Nasdaq Global National Market.

As of March 7, 2008, the Registrant had 9,258,732 shares outstanding of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders.

                         CASS INFORMATION SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


PART I.
-------
Item 1.    BUSINESS.......................................................................  1

Item 1A.   RISK FACTORS...................................................................  3

Item 1B.   UNRESOLVED STAFF COMMENTS......................................................  7

Item 2.    PROPERTIES.....................................................................  7

Item 3.    LEGAL PROCEEDINGS..............................................................  7

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................  7

PART II.
-------
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................. 8

Item 6.    SELECTED FINANCIAL DATA........................................................ 10

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................................... 10

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................... 27

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................... 29

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE............................................ 56

Item 9A.   CONTROLS AND PROCEDURES........................................................ 56

Item 9B.   OTHER INFORMATION.............................................................. 57

PART III.
--------
Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE......................... 57

Item 11.   EXECUTIVE COMPENSATION......................................................... 57

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS................................................ 57

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE...... 57

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES......................................... 57

PART IV.
--------
Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..................................... 57

           SIGNATURES..................................................................... 59

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

                                     PART I.
                                     -------
ITEM 1.     BUSINESS
            --------

Description of Business

Cass Information Systems, Inc. ("Cass" or "the Company") is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides freight invoice rating, payment, audit, accounting and transportation information to many of the nation's largest companies. It is also a processor and payer of utility invoices, including electricity, gas, and other facility related expenses. Additionally, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, cellular and communication equipment expense. Also the Company, through its wholly owned bank subsidiary, Cass Commercial Bank ("the Bank"), provides commercial banking services. The Bank's primary focus is to support the Company's payment operations and provide banking services to its target markets, which include privately owned businesses and churches and church-related ministries. Services include commercial and commercial real estate, checking, savings and time deposit accounts and other cash management services. The principal offices of the Company are at 13001Hollenberg Drive, Bridgeton, Missouri 63044. Other operating locations are in Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Bank's headquarters are also located at the Bridgeton location and the Bank operates five other branches, four in the St. Louis metropolitan area and one in southern California.

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

Cass' shared business processes - Accounting, Human Resources and Technology - support its core competencies. Cass' accounting function provides the internal control systems to ensure the highest levels of accountability and protection for customers. Cass' human resources department provides experienced people dedicated to streamlining business procedures and reducing expenses. Cass' technology is proven and reliable. The need to safeguard data and secure the efficiency, speed and timeliness that govern its business is a priority within the organization. The ability to leverage technology over its strategic units allows Cass the advantage of deploying technology in a proven and reliable manner without hindering clients' strategic business and system requirements.

These core competencies, enhanced through shared business processes, drive Cass' strategic business units. Building upon these foundations, Cass continues to explore new business opportunities that leverage these competencies and processes.

Marketing, Customers and Competition

The Company, through its Transportation Information Services business unit, is one of the largest firms in the freight bill processing and payment industry in the United States based on the total dollars of freight bills paid and items processed. Competition consists of a few primary competitors and numerous small freight bill audit firms located throughout the United States. While offering freight payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Utility Information Services business unit, also competes with other companies, located throughout the United States, that pay utility bills and provide management reporting. Available data indicates that the Company is one of the largest providers of utility information processing and payment services. Cass' Utility Information Services is unique among these competitors in that it is not exclusively affiliated with any one energy service provider ("ESP"). The ESPs market the Company's services adding value with their unique auditing, consulting and technological capabilities. Many of Cass' services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. Also the Company, through its Telecom Information Services business unit, is a leader in the growing telecom expense management market, and competes with other companies located throughout the United States in this market.

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. Due to its ownership of a federally insured commercial bank, the Company is a bank holding corporation and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri. It was approved by the Board of Governors of the Federal Reserve System in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. The Company's bank subsidiary encounters competition from numerous banks and financial institutions located throughout the St. Louis, Missouri metropolitan area and other areas in which the Bank competes. The Bank's principal competitors, however, are large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks. The Bank targets its services to privately held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri, Orange County, California and other selected cities located throughout the United States. The Bank has not financed, and does not currently finance, sub-prime mortgage loans.

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

Employees

The Company and its subsidiaries had 723 full-time and 241 part-time employees as of December 31, 2007. Of these employees, the Bank had 61 full-time and 4 part-time employees.

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

Financial Information about Segments

The revenues from external customers, net income and total assets by segment as of and for the three years ended December 31, 2007, are set forth in Item 8,
Note 18 of this report.

Statistical Disclosure by Bank Holding Companies

For the statistical disclosure by bank holding companies refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 1A.     RISK FACTORS
             ------------
This section highlights specific risks that could affect the Company's business. Although this section attempts to highlight key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and Cass cannot predict such risks or estimate the extent to which they may affect the Company's financial performance. In addition to the factors discussed elsewhere or incorporated by reference in this report, the identified risks that could cause actual results to differ materially include the following:

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

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions' net interest income. Fluctuations in interest rates affect Cass' financial statements, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

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

The Company is subject to extensive regulation, supervision and examination by the Missouri Division of Finance, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the SEC and other regulatory bodies. Such regulation and supervision governs the activities in which the Company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Cass' operations, investigations and limitations related to Cass' securities, the classification of Cass' assets and determination of the level of Cass' allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Cass' operations.

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

The Company's stock price can fluctuate based on factors that can include actual or anticipated variations in Cass' quarterly results; new technology or services by competitors; unanticipated losses or gains due to unexpected events, including losses or gains on securities held for investment purposes; significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors; changes in accounting policies or practices; failure to integrate acquisitions or realize anticipated benefits from acquisitions; or changes in government regulations.

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

The Company has significant operations and customer base in Missouri, California, Ohio, Massachusetts, South Carolina, and other regions where natural disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural disasters at times have disrupted the local economy, Cass' business and customers and have posed physical risks to Cass' property. A significant natural disaster could materially affect Cass' operating results.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
             -------------------------
None.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

                                    PART II.
                                    --------
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

The Company's common stock is quoted on The Nasdaq Global Market(R) under the symbol "CASS". As of March 3, 2008, there were 228 holders of record of the Company's common stock. High and low sale prices, as reported by Nasdaq for each quarter of 2007 and 2006 were as follows:

                                                2007                             2006
                                                ----                             ----
                                        High          Low                High           Low
                                        ----          ---                ----           ---
         1st    Quarter               $ 35.41      $ 29.34             $ 21.63        $ 18.79
         2nd    Quarter                 34.35        28.28               32.28          22.03
         3rd    Quarter                 34.77        28.90               33.62          24.90
         4th    Quarter                 40.55        30.00               35.86          28.27

Cash dividends paid per share, restated for stock dividends, by the Company during the two most recent fiscal years were as follows:

                                                            2007              2006
                                                            ----              ----
                             March 15                     $ .109            $ .097
                             June 15                        .109              .096
                             September 15                   .109              .097
                             December 15                    .120              .109

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's common stock. This repurchase plan was updated by the Board of Directors on January 22, 2008 and replaced the Company's previous plan under which 120,000 shares had remained available for repurchase. The Company did not repurchase any shares during 2007 and repurchased 30,000 shares for $870,000 in 2006. As of December 31, 2007, 120,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2007:

                                                                                                Number of securities
                                                                                               remaining available for
                                     Number of securities to        Weighted-average            future issuance under
                                     be issued upon exercise        exercise price of         equity compensation plans
                                     of outstanding options,      outstanding options,          (excluding securities
                                       warrants and rights         warrants and rights        reflected in column (a))
         Plan Category                         (a)                         (b)                           (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                  155,678 (1)                   $20.69                             -- (1)
approved by security holders                     - (2)                        -                        880,000 (2)

Equity compensation plans not                    _                            _                              _
approved by security holders

Total                                      155,678                       $20.69                        880,000

Note: All share information has been restated to reflect the 10% stock dividend issued on December 17, 2007.

(1) These plans are the Company's 1995 Performance-Based Stock Option Plan and 1995 Restricted Stock Bonus Plan. There will be no more shares or options granted under these plans.
(2) Represents the total shares available for issuance under the 2007 Omnibus Incentive Stock Plan.

Refer to Note 12 to the consolidated financial statements for information concerning stock options and bonus plans.

Performance Quoted on The Nasdaq Stock Market for the last Five Fiscal Years
-----------------------------------------------------------------------------

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in the Nasdaq stock market
(US) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2002, with dividends reinvested. Returns are based on period end prices.

[THE FOLLOWING DATA IS A REPRESENTATION OF A LINE CHART IN THE PRINTED MATERIAL]

             Cass Information    Nasdaq Stock      Nasdaq Computer and
Date           Systems, Inc.     Market (US)      Data Processing Stocks
12/31/2002         $100              $100                  $100
 1/31/2003         $103              $ 99                  $ 98
 2/28/2003         $108              $100                  $ 97
 3/31/2003         $108              $101                  $ 97
 4/30/2003         $133              $110                  $105
 5/30/2003         $108              $119                  $111
 6/30/2003         $123              $121                  $113
 7/31/2003         $120              $130                  $117
 8/29/2003         $129              $135                  $122
 9/30/2003         $137              $134                  $123
10/31/2003         $129              $144                  $127
11/28/2003         $125              $146                  $127
12/31/2003         $139              $150                  $132
 1/30/2004         $139              $154                  $135
 2/27/2004         $144              $151                  $130
 3/31/2004         $158              $148                  $123
 4/30/2004         $165              $144                  $121
 5/28/2004         $180              $148                  $126
 6/30/2004         $185              $153                  $134
 7/30/2004         $187              $141                  $124
 8/31/2004         $175              $138                  $119
 9/30/2004         $173              $142                  $125
10/29/2004         $173              $148                  $132
11/30/2004         $165              $157                  $141
12/31/2004         $165              $163                  $145
 1/31/2005         $168              $154                  $140
 2/28/2005         $173              $153                  $135
 3/31/2005         $182              $149                  $131
 4/29/2005         $180              $144                  $130
 5/31/2005         $189              $155                  $140
 6/30/2005         $195              $155                  $137
 7/29/2005         $211              $164                  $142
 8/31/2005         $263              $162                  $144
 9/30/2005         $224              $162                  $144
10/31/2005         $237              $160                  $146
11/30/2005         $229              $169                  $153
12/30/2005         $239              $166                  $150
 1/31/2006         $239              $174                  $157
 2/28/2006         $241              $172                  $150
 3/31/2006         $258              $176                  $154
 4/28/2006         $325              $175                  $151
 5/31/2006         $362              $164                  $140
 6/30/2006         $354              $164                  $145
 7/31/2006         $363              $158                  $141
 8/31/2006         $387              $165                  $149
 9/29/2006         $362              $171                  $158
10/31/2006         $409              $179                  $166
11/30/2006         $422              $184                  $172
12/29/2006         $397              $183                  $169
 1/31/2007         $412              $186                  $174
 2/28/2007         $370              $182                  $166
 3/30/2007         $371              $183                  $169
 4/30/2007         $361              $191                  $176
 5/31/2007         $365              $197                  $183
 6/29/2007         $400              $196                  $181
 7/31/2007         $369              $191                  $176
 8/31/2007         $375              $195                  $178
 9/28/2007         $396              $202                  $188
10/31/2007         $399              $213                  $216
11/30/2007         $456              $198                  $200
12/31/2007         $408              $198                  $206

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Item 8 of this report.


(Dollars in thousands, except per share data)    2007            2006           2005           2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Fee revenue and other income                  $48,200       $  42,821      $  38,653      $  34,047       $  32,371
Interest income on loans (1)                   36,288          36,164         32,214         27,055          25,601
Interest income on debt and equity securities   5,531           3,627          2,441          2,558           2,033
Other  interest income                          7,527           7,262          3,596          1,120             609
   Total interest income                       49,346          47,053         38,251         30,733          28,243
Interest expense on deposits                    7,728           6,414          4,486          3,024           1,847
Interest expense on short-term borrowings           6               7              5              1              14
Interest on debentures and other                  230             198            196             70              --
       Total interest expense                   7,964           6,619          4,687          3,095           1,861
   Net interest income                         41,382          40,434         33,564         27,638          26,382
Provision for loan losses                         900           1,150            775            550             190
   Net interest income after provision         40,482          39,284         32,789         27,088          26,192
Operating expense                              62,739          58,277         55,216         47,045          47,383
   Income before income tax expense            25,943          23,828         16,226         14,090          11,180
   Income tax expense                           8,148           8,367          4,982          4,209           3,385
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations             $17,795       $  15,461      $  11,244      $   9,881       $   7,795
Net (loss) income from discontinued operations     --            (395)          (298)        (1,876)            107
Net income                                     17,795          15,066         10,946          8,005           7,902
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share from
   continuing operations                   $     1.90       $   1.65       $    1.21      $    1.06       $    .85
Diluted  earnings per share                      1.90           1.61            1.17            .86            .86
Dividends per share                               .447           .400            .352           .332           .308
Dividend payout ratio                           23.53%         24.84%          29.24%         37.79%         35.61%
------------------------------------------------------------------------------------------------------------------------------------
Average total assets                        $ 891,734       $ 839,208       $776,899       $709,518        $626,451
Average net loans                             508,621         516,164        506,898        471,412         438,072
Average debt and equity securities            141,363          91,555         71,037         78,745          57,729
Average total deposits                        279,831         278,546        290,555        292,379         249,951
Average subordinated convertible debentures     3,699           3,700          3,700          1,314              --
Average total shareholders' equity             89,427          79,736         71,892         65,804          61,346
------------------------------------------------------------------------------------------------------------------------------------
Return on average total assets                   2.00%          1.80%           1.41%          1.13%          1.26%
Return on average equity                        19.90          18.89           15.23          12.16          12.88
Average equity to assets ratio                  10.03           9.50            9.25           9.27           9.79
Equity to assets ratio at year-end              11.01           9.78            9.20           9.71          10.03
Net interest margin                              5.45           5.50            4.95           4.48           4.85
Allowance for loan losses to loans at year-end   1.26           1.31            1.19           1.21           1.17
Nonperforming assets to loans and foreclosed
   assets                                         .77            .16             .28            .18           1.12
Net loan charge-offs (recoveries) to average
   loans outstanding                              .24            .16             .10              -          (0.01)
------------------------------------------------------------------------------------------------------------------------------------

1. Interest income on loans includes net loan fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2007, 2006 and 2005. All share and per share data have been restated to give effect to the 10%, 50%, 50% and 10% stock dividends issued on March 15, 2004, September 15, 2005, September 15, 2006 and December 17, 2007, respectively. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

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

In the fourth quarter 2005, the Company recognized a $3,100,000 impairment charge on its investment in a private imaging company. As of December 31, 2007, the Company had no remaining financial interest in this entity.

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

Total fee revenue and other income from continuing operations in 2007 increased $5,379,000 or 13% and net interest income increased $1,198,000 or 3% while total operating expenses increased $4,462,000 or 8%. These results were driven by a 3,581,000 or 12% increase in items processed, $2,313,908,000 or 12% increase in dollars processed and strong expense control combined with a rise in the general level of interest rates. The asset quality of the Company's loans and investments remains strong.

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

Pension Plans. The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2007, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 12 to the consolidated financial statements. The Company adopted Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158") on December 31, 2006. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of its fiscal year-end.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns such as the realization of deferred tax assets, changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. Effective January 1, 2007, the Company adopted FIN No. 48, "Accounting for Uncertainty in Income Taxes." FIN No. 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 15 to the consolidated financial statements.

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

Summary of Results

                                                        December 31,                           % Change
                                           ----------------------------------------    ----------------------------
(In thousands, except per share data)         2007           2006            2005      2007 v 2006     2006 v 2005
------------------------------------------------------------------------------------------------------------------------------------
Total Processing Volume                      34,466        30,885            28,003           11.6%             10.3%
Total Processing Dollars                $22,185,189   $19,871,281       $16,372,097           11.6%             21.4%
Payment and Processing Fees                 $45,642       $40,343           $35,901           13.1%             12.4%
Net Investment Income                       $40,482       $39,284           $32,789            3.0%             19.8%
Total Net Revenues                          $88,682       $82,105           $71,442            8.0%             14.9%
Average Earning Assets                     $809,739      $762,397          $697,285            6.2%              9.3%
Net Interest Margin*                          5.45%         5.50%             4.95%           (.9)%             11.1%
Impairment of Equity Investment                  --            --            $3,100             N/A              N/A
Net Income from Continuing Operations       $17,795       $15,461           $11,244           15.1%             37.5%
Diluted EPS from Continuing Operations        $1.90         $1.65             $1.21           15.2%             36.4%
Net Income                                  $17,795       $15,066           $10,946           18.1%             37.6%
Diluted Earnings per Share                    $1.90         $1.61             $1.17           18.0%             37.6%
Return on Average Assets                      2.00%         1.80%              1.41%
Return on Average Equity                     19.90%         18.89%            15.23%
------------------------------------------------------------------------------------------------------------------------------------

* Presented on a tax-equivalent basis

The results of 2007 compared to 2006 include the following significant items:

     Payment and processing fee revenue from continuing operations increased as the number of transactions processed increased. This increase was driven mainly by Utility Information Services processing activity which added a significant amount of new business during 2007. Transportation Information Services also achieved record levels of processing during 2007 and record levels of new customers added.

     Net interest income after provision for loan losses increased $1,198,000 due to an increase in average earning assets. The net interest margin on a tax equivalent basis was 5.45% in 2007 compared to 5.50% in 2006. The growth in average earning assets was funded mainly by increases in accounts and drafts payable due to the increase in dollars processed.

     There were no gains from the sale of securities in 2007 and 2006. Bank service fees increased $57,000 or 4% to $1,682,000. Other income from continuing operations remained fairly constant, $876,000 in 2007 and $853,000 in 2006. Operating expenses from continuing operations increased $4,462,000 or 8% due mainly to expenses relating to the increase in processing activity.

The results of 2006 compared to 2005 include the following significant items:

     Payment and processing fee revenue from continuing operations increased as the number of transactions processed increased. This increase was driven mainly by the expansion of the Company's customer base and number of services offered. It is the Company's strategy to expand processing revenue by 1) actively marketing the Company's existing product lines in freight, utility, and telecom payment and processing, 2) expanding the Company's service offerings to the markets currently served and 3) expanding into new markets by leveraging its payment and processing capabilities. The July 2006 acquisition of NTransit, Inc. was part of this strategy.

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

     There were no gains from the sale of securities in 2006 compared to gains of $547,000 in 2005. Bank service fees increased $90,000 or 6% to $1,625,000. Other income from continuing operations remained fairly constant, $853,000 in 2006 and $670,000 in 2005. Operating expenses from continuing operations increased $3,061,000 due mainly to expenses relating to the increase in processing activity.

Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes, fee revenue and other income for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                                        December 31,                           % Change
                                         -----------------------------------------    --------------------------------
(In thousands)                                2007           2006            2005      2007 v 2006     2006 v 2005
------------------------------------------------------------------------------------------------------------------------------------
Freight Invoice Transaction Volume           25,206         24,220          22,348         4.1%           8.4%
Freight Invoice Dollar Volume           $14,519,906    $14,199,389     $11,949,052         2.3%          18.8%
Utility Transaction Volume                    9,260          6,665           5,655        38.9%          17.9%
Utility Transaction Dollar Volume        $7,665,283     $5,671,892      $4,423,045        35.1%          28.2%
Payment and processing revenue              $45,642        $40,343         $35,901        13.1%          12.4%
Bank service fees                            $1,682         $1,625          $1,535         3.5%           5.9%
Gains on sales of investment securities          --             --            $547         N/A             N/A
Other                                          $876           $853            $670         2.7%          27.3%
------------------------------------------------------------------------------------------------------------------------------------

Fee revenue and other income in 2007 compared to 2006 include the following significant pre-tax components:

Freight volume increased by 986,000 transactions during the past year. This increase was due mainly to new business in 2007. Utility volume experienced significant growth, adding more than 2,595,000 transactions in 2007. This growth was due mainly to new business. These transaction volume increases drove most of the $5,299,000 increase in payment and processing revenue.

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

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors for the three periods ended December 31, 2007, 2006 and 2005:

                                                                                  % Change          % Change
(In Thousands)                             2007          2006         2005      2007 v. 2006      2006 v. 2005
-------------------------------------------------------------------------------------------------------------------
Average earning assets                   $809,739     $762,397     $697,285          6.2%              9.3%
Net interest income                        44,115       41,950       34,534          5.2%             21.4%
Net interest margin*                        5.45%        5.50%        4.95%          (.9)%            11.1%
Yield on earning assets                     6.43%        6.37%        5.62%           .9%             13.3%
Rate on interest bearing liabilities        4.20%        3.62%        2.45%         16.0%             47.8%
------------------------------------------------------------------------------------------------------------------

*    Presented on a tax-equivalent basis
Net interest income in 2007 compared to 2006:

         The increase in net interest income was caused by the increase in earning assets partially offset by a slight decrease in net interest margin. The increase in earning assets was funded mainly by the increase in accounts and drafts payable due to the increased dollars processed. The decrease in net interest margin was due mainly to the reduction in the general level of interest rates. The Company is negatively affected by decreases in the level of interest rates. Conversely, the Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. This is primarily due to the non-interest-bearing liabilities generated by the Company in the form of accounts and drafts payable. More information is contained in the tables below and in Item 7A of this report.

         Total average loans decreased $7,244,000 or 1% to $515,123,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

         Total average investment in securities increased $49,808,000 or 54% to $141,363,000. The investment portfolio will expand and contract over time as the interest rate environment changes and the Company manages its liquidity and interest rate position. The increase in 2007 was due to the purchase of state and political subdivision securities with AA or better credit ratings and maturities approaching ten years. With the expectations of a declining interest rate environment, the Company made these purchases to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company's investment policy. Total average federal funds sold and other short-term investments increased $4,778,000 or 3% to $153,253,000. This increase was funded by the increase in accounts and drafts payable.

         The Bank's average interest-bearing deposits remained relatively flat with a $6,450,000 or 4% increase compared to the prior year. Average demand deposits decreased $5,165,000 or 5% as customers moved their deposited funds into higher yielding off-balance sheet investment products. Average rates paid on interest-bearing liabilities increased from 3.62% to 4.20% as a result of increased rate competition for savings deposits and certificates of deposit in the markets served by the Bank.

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

         Total average investment in securities decreased $20,518,000 or 29% to $91,555,000. The investment portfolio will expand and contract over time as the interest rate environment changes and the Company manages its liquidity and interest rate position. Total average federal funds sold and other short-term investments increased $35,193,000 or 31% to $148,475,000. This increase was funded by the increase in accounts and drafts payable.

         The Bank's average interest-bearing deposits remained relatively flat with a $8,027,000 or 4% decrease compared to the prior year due to the Company's increase in liquidity and resulting decreased need for higher-cost funding. Average demand deposits decreased $3,982,000 or 4% due to the fact that balances and service fees associated with these deposits decrease as the credit allowance for non-interest bearing deposits increases due to the general level of interest rate increases. Average rates paid on interest-bearing liabilities increased from 2.45% to 3.62% as the general level of interest rates increased. This represents increased rate competition for savings deposits and certificates of deposit in the markets served by the Bank.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

                                      2007                           2006                              2005
                           -------------------------       ------------------------         ------------------------
                                   Interest                        Interest                          Interest
                             Average Income/ Yield/        Average  Income/ Yield/          Average  Income/ Yield/
(Dollars in thousands)       Balance Expense   Rate        Balance  Expense   Rate          Balance  Expense   Rate
--------------------------------------------------------------------------------------------------------------------
Assets(1)
Earning assets:
   Loans (2,3):
     Taxable                $509,409 $36,021    7.07%     $516,958  $35,923    6.95%       $508,151  $32,012   6.30%
     Tax-exempt (4)            5,714     411    7.19         5,409      371    6.86           4,815      310   6.44
   Securities (5):
     Taxable                  15,309     722    4.72        24,506    1,052    4.29          28,610      831   2.90
     Tax-exempt (4)          126,054   7,398    5.87        67,049    3,961    5.91          42,427    2,472   5.83
   Federal funds sold
     and other short-term
     investments             153,253   7,527    4.91       148,475    7,262    4.89         113,282    3,596   3.17
--------------------------------------------------------------------------------------------------------------------
Total earning assets         809,739  52,079    6.43       762,397   48,569    6.37         697,285   39,221   5.62
Nonearning assets:
   Cash and due from banks    24,313                        28,645                           28,874
   Premises and equipment,
   net                        12,915                        12,641                           11,269
   Bank owned life insurance  12,261                        11,763                           11,298
   Goodwill and other
     intangibles, net          8,495                         6,167                            5,499
   Other assets               30,513                        23,531                           22,541
   Assets related to
   discontinued operations        --                           267                            6,201
Allowance for loan losses     (6,502)                       (6,203)                          (6,068)
--------------------------------------------------------------------------------------------------------------------
Total assets                $891,734                      $839,208                        $ 776,899
--------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                $67,719  $2,122    3.13%     $ 71,043   $1,831    2.58%      $  80,976  $ 1,485   1.83%
   Savings deposits           23,859     795    3.33        25,113      730    2.91          26,622      458   1.72
   Time deposits of
     $100 or more             65,127   3,357    5.15        53,550    2,556    4.77          43,967    1,401   3.19
   Other time deposits        28,962   1,454    5.02        29,511    1,297    4.40          35,679    1,142   3.20
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing       185,667   7,728    4.16       179,217    6,414    3.58         187,244    4,486   2.40
deposits
   Short-term borrowings         138       6    4.35           161        7    4.46             165        5   3.03
   Subordinated convertible
     debentures                3,699     230    5.33         3,700      198    5.35           3,700      196   5.30
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities               189,504   7,964    4.20       183,078    6,619    3.62         191,109    4,687   2.45
Noninterest-bearing
   liabilities:
   Demand deposits            94,164                        99,329                          103,311
   Accounts and drafts
   payable                   504,678                       468,303                          401,258
   Other liabilities          13,961                         8,107                            7,472
Liabilities related to
discontinued operations           --                           655                            1,857
--------------------------------------------------------------------------------------------------------------------
Total liabilities            802,307                       759,472                          705,007
Shareholders' equity          89,427                        79,736                           71,892
--------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity     $891,734                      $839,208                         $776,899
--------------------------------------------------------------------------------------------------------------------

Net interest income                  $44,115                        $41,950                           $34,534
Net interest margin                    5.45%                          5.50%                             4.95%
Interest spread                        2.23%                          2.75%                             3.17%
--------------------------------------------------------------------------------------------------------------------

1.   Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
3. Interest income on loans includes net loan fees of $202,000, $213,000 and $161,000 for 2007, 2006 and 2005, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% for 2007, 2006 and 2005. The tax-equivalent adjustment was approximately $2,733,000, $1,516,000 and $970,000 for 2007, 2006 and 2005,
     respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

                                                          2007 Over 2006                      2006 Over 2005
                                                   -----------------------------       -----------------------------
(Dollars in thousands)                             Volume(1)   Rate(1)     Total       Volume(1)   Rate(1)     Total
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (2,3):
     Taxable                                           $(527)     $625        $98           $563    $3,348    $3,911
     Tax-exempt (4)                                       22        18         40             40        21        61
   Securities:
     Taxable                                            (426)       96       (330)          (132)      352       220
     Tax-exempt (4)                                    3,464       (27)     3,437          1,454        36     1,490
   Federal funds sold and other
     short-term investments                              234        31        265          1,338     2,328     3,666
-------------------------------------------------------------------------------------------------------------------------
Total interest income                                 $2,767      $743     $3,510         $3,263    $6,085    $9,348
-------------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                      (89)      380        291           (199)      545       346
   Savings deposits                                      (36)      101         65            (27)      299       272
   Time deposits of $100 or more                         585       216        801            352       803     1,155
   Other time deposits                                   (24)      181        157           (220)      375       155
   Short-term borrowings                                  (1)       --         (1)             -         2         2
   Subordinated convertible debenture                      6        26         32              -         2         2
-------------------------------------------------------------------------------------------------------------------------
Total interest expense                                   441       904      1,345            (94)    2,026     1,932
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                   $2,326     $(161)    $2,165         $3,357    $4,059    $7,416
-------------------------------------------------------------------------------------------------------------------------

1. The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
2.   Average balances include nonaccrual loans.
3.   Interest income includes net loan fees.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% for 2007, 2006 and 2005.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $498,455,000 and represented 55% of the Company's total assets as of December 31, 2007 and generated $36,288,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio as of December 31, 2007. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2007.


Loans by Type
(At December 31)

(Dollars in thousands)                         2007           2006            2005           2004           2003
Commercial and industrial                  $100,827       $113,162        $146,892       $117,777       $103,638
Real estate: (Commercial and Church)
   Mortgage                                 360,907        352,044         348,554        346,711        330,150
   Construction                              31,082         29,779          28,170         25,838         19,298
Industrial revenue bonds                      4,149          6,293           4,514          4,955          5,373
Installment                                      --              -             107          1,741          1,911
Other                                         1,490          2,847           1,069          3,426          8,662
------------------------------------------------------------------------------------------------------------------------------------

Total loans                                $498,455       $504,125        $529,306       $500,448       $439,032
------------------------------------------------------------------------------------------------------------------------------------


Loans by Maturity
(At December 31, 2007)

                                       One Year                  Over 1 Year               Over
                                        Or Less                 Through 5 Years           5 Years
                                   Fixed       Floating       Fixed     Floating      Fixed    Floating
(Dollars in thousands)              Rate         Rate(1)       Rate      Rate(1)      Rate      Rate(1)      Total
--------------------------------------------------------------------------------------------------------------------
Commercial and industrial        $   16,641  $   60,294  $   20,122  $   3,770          -    $     -  $   100,827
Real estate: (Commercial
and Church)
         Mortgage                    57,230      23,370     265,349     14,246        712          -      360,907
         Construction                11,536       7,887      11,659          -          -          -       31,082
Industrial revenue bonds                136           -       2,053          -      1,960          -        4,149
Other                                     8         734         693         55          -          -        1,490
--------------------------------------------------------------------------------------------------------------------
Total loans                      $   85,551  $   92,285  $  299,876  $  18,071      2,672    $     -  $   498,455
--------------------------------------------------------------------------------------------------------------------

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

Loan portfolio changes from December 31, 2006 to December 31, 2007:

         Total loans decreased $5,670,000 or 1% to $498,455,000. This decrease was due mainly to the reduction in commercial and industrial loans as loans were paid down. At year-end, church and church-related real estate and construction credits totaled $253,626,000, which represents a 12% increase over 2006. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 5.

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

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $900,000 in 2007, $1,150,000 in 2006 and $775,000 in 2005. The amount of the provisions for loan losses was derived from the Company's quarterly analysis of the allowance for loan losses in relation to probable losses in the loan portfolio. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan charge-offs of $1,212,000, $842,000 and $528,000 in 2007, 2006 and
2005, respectively. The allowance for loan losses was $6,280,000 at December 31, 2007 compared to $6,592,000 at December 31, 2006 and compared to $6,284,000 at December 31, 2005. The year-end 2007 allowance represented 1.26% of outstanding loans, compared to 1.31% at year-end 2006 and 1.19% at year-end

2005. From December 31, 2006 to December 31, 2007, the level of nonperforming loans increased $1,686,000 from $795,000 to $2,481,000, which represents .5% of outstanding loans. Nonperforming loans are more fully explained in the section entitled "Nonperforming Assets".

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

Summary of Loan Loss Experience

                                                                                December 31,
                                                        ------------------------------------------------------------
(Dollars in thousands)                                    2007         2006         2005         2004          2003
------------------------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                        $  6,592     $  6,284     $  6,037     $  5,506      $  5,293
------------------------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial and industrial loans and
     industrial revenue bonds ("IRB's")                    337          864          532           --            --
   Real estate: (Commercial and Church)
        Mortgage                                         1,038           --           22           48            --
   Other                                                    --           --            1           --             2
------------------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                  1,375          864          555           48             2
------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off:
   Commercial, industrial and IRB's                        159           22           10           29            25
   Real estate: (Commercial and Church)
         Mortgage                                            4            -           13           --            --
Installment                                                 --           --            4           --            --
------------------------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged-off           163           22           27           29            25
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recovered)                        1,212          842          528           19           (23)
Provision charged to expense                               900        1,150          775          550           190
------------------------------------------------------------------------------------------------------------------------------
Allowance at end of year                              $  6,280       $6,592     $  6,284     $  6,037      $  5,506
------------------------------------------------------------------------------------------------------------------------------
Loans outstanding:
   Average                                            $515,123     $522,367     $512,966     $477,234      $443,452
   December 31                                         498,455      504,125      529,306      500,448       469,032
Ratio of allowance for loan losses to loans outstanding:
   Average                                                1.22%        1.26%        1.23%        1.26%         1.24%
   December 31                                            1.26%        1.31%        1.19%        1.21%         1.17%
Ratio of net charge-offs (recoveries) to
   average loans outstanding                               .24%         .16%         .10%          --         (.01)%
------------------------------------------------------------------------------------------------------------------------------
Allocation of allowance for loan losses(1):
   Commercial, industrial and IRB's                   $  3,380     $  3,507     $  3,419     $  3,066      $  2,575
   Real estate: (Commercial and Church)
     Mortgage                                            2,564        2,723        2,645        2,742         2,761
     Construction                                          318          271          200          207           152
   Other loans                                              18           91           20           22            18
------------------------------------------------------------------------------------------------------------------------------
Total                                                 $  6,280     $  6,592     $  6,284     $  6,037      $  5,506
------------------------------------------------------------------------------------------------------------------------------
Percent of categories to total loans:
   Commercial and industrial and IRB's                    21.1%        22.5%        28.6%        24.5%         23.2%

   Real estate: (Commercial and Church)
        Mortgage                                          72.4         69.8         65.9         69.3          70.4
        Construction                                       6.2          5.9          5.3          5.2           4.1
   Other                                                    .3          1.8           .2          1.0           2.3
------------------------------------------------------------------------------------------------------------------------------
Total                                                    100.0%       100.0%       100.0%       100.0%        100.0%
------------------------------------------------------------------------------------------------------------------------------

(1)Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectability of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual and renegotiated loans, which would have been recorded under the original terms of the loans, was approximately $163,000 for the year ended December 31, 2007. Of this amount, approximately $149,000 was actually recorded as interest income on such loans.

Total nonaccrual loans at December 31, 2007 consists of five loans totaling $1,985,000 that relate to businesses that have weak financial positions and/or collateral deficiencies. Allocations of the allowance for loan losses have been established for the estimated loss exposure.

Foreclosed assets and accruing loans 90 days or more past due were $1,388,000 and $496,000, respectively, at December 31, 2007. The foreclosed asset relates to the foreclosure of one loan which was secured by a commercial real estate building in St. Louis County, Missouri. The building is currently listed for sale and has been recorded at its estimated fair value less costs to sell. The increase in accruing loans 90 days or more past due is primarily related to one loan that is past maturity date; however, full payment is expected.

At December 31, 2007, approximately $5,139,000 of loans not included in the table below was identified by management as having potential credit problems. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $3,085,000 related to one borrower that was renegotiated in 2003 and, although current under the new terms of the contract, management believes, due to the financial condition of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement. The remaining loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

The Company does not have any foreign loans. The Company's loan portfolio does not include a significant amount of single family real estate mortgages as the Company does not market its services to retail customers. Also, the Company had no sub-prime mortgage loans or residential development loans in its portfolio as of December 31, 2007.

The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.


Summary of Nonperforming Assets
                                                                                December 31,
                                                         -------------------------------------------------------------------
(Dollars in thousands)                                    2007         2006         2005         2004          2003
----------------------------------------------------------------------------------------------------------------------------
Commercial, industrial and IRB's:
   Nonaccrual                                         $  1,277     $    795       $  983       $  297      $    318
     Contractually past due 90 days
     or more and still accruing                            496           --           --           --            --
   Renegotiated loans                                       --           --           --           --         2,240
Real estate-mortgage:
   Nonaccrual                                              708           --           --           69         1,207
   Contractually past due 90 days
     or more and still accruing                             --           --          481            4           147
   Renegotiated loans                                       --           --           --          168           481
----------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                2,481          795        1,464          538         4,393
----------------------------------------------------------------------------------------------------------------------------
Total foreclosed assets                                  1,388           --           --          375           859
----------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                            $  3,869     $    795       $1,464       $  913      $  5,252
----------------------------------------------------------------------------------------------------------------------------

At December 31, 2007, the Bank had one property which it was carrying as other real estate owned. The property was foreclosed on July 31, 2007 at which time the Company charged off $823,000. The property is recorded at $1,388,000, which management estimates to be fair value less costs of disposition.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations in 2007 compared to 2006 include the following significant pre-tax components:

         Salaries and employees benefits expense increased $4,289,000 or 10% to $46,965,000. This is mainly attributable to additional staff related to the increase in processing volume, annual salary increases and the associated increase in benefit expenses.

         Occupancy expense increased $127,000 or 6% to $2,106,000.

         Equipment expense increased $428,000 or 15% to $3,356,000. This increase is primarily due to depreciation related to capital expenditures in 2006 and 2007.

         Amortization of intangibles increased $54,000 or 24% to $280,000 due to the intangible assets acquired in the acquisition of NTransit in July 2006.

         Other operating expense decreased $436,000 or 4% to $10,032,000 due to reductions in outside imaging and legal expenses.

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

         Other operating expense increased $1,304,000 or 14% to $10,468,000. This increase related to several factors including a $443,000 increase in advertising and business development expense as the Company expanded its marketing efforts and a $402,000 increase in outside services, which reflects higher auditing and legal activities. In addition, promotional expense increased $262,000 because of the Company's 100th year anniversary activities and increases in charitable contributions. Postage and delivery expense increased $178,000 due to increased processing volume. More details on the components of other operating expenses are contained in Item 8, Note 14 of this report.

Income Tax Expense

Income tax expense from continuing operations in 2007 totaled $8,148,000 compared to $8,367,000 in 2006, and compared to $4,982,000 in 2005. When measured as a percent of income before income taxes and discontinued operations, the Company's effective tax rate was 31% in 2007, 35% in 2006 and 31% in 2005. The effective tax rate varies from year-to-year primarily due to changes in the Company's amount of investment in tax-exempt municipal bonds and income recognized on bank owned life insurance. The Company's income tax (benefit) expense from discontinued operations was $0, ($280,000) and $557,000 with effective rates of 0%, 41%, and 215% for the years 2007, 2006 and 2005, respectively.

Investment Portfolio

Investment portfolio changes from December 31, 2006 to December 31, 2007:

         U.S. Treasury securities decreased $14,828,000 or 88% to $1,996,000. U.S. government-sponsored corporation and agency securities decreased $1,486,000 or 50% to $1,499,000. State and political subdivision securities increased $85,271,000 or 104% to $167,478,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management's assessment of current and future interest rates, changes in loan demand, changes in the Company's sources of funds and the economic outlook. During this period the size of the investment portfolio increased as the Company purchased state and political subdivision securities. These securities all had AA or better credit ratings and maturities approaching ten years. With the additional liquidity provided by the increase in accounts and drafts payables and the expectation of a declining rate environment, the Company made these purchases to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company's investment policy. As of December 31, 2007, the Company had no mortgage-backed securities in its portfolio.

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

There was no single issuer of securities in the investment portfolio at December 31, 2007 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.


Investments by Type

                                                                                          December 31,
                                                                           -------------------------------------------
(Dollars in thousands)                                                              2007           2006           2005
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                                   $       1,996  $      16,824   $    22,830
U.S. government-sponsored corporations and agencies                                1,499          2,985         4,978
State and political subdivisions                                                 167,478         82,207        66,321
Stock of the Federal Home Loan Bank                                                  451            451           448
Stock of the Federal Reserve Bank                                                    282            282           282
-----------------------------------------------------------------------------------------------------------------------
Total investments                                                          $     171,706  $     102,749   $    94,859
-----------------------------------------------------------------------------------------------------------------------

Investment in Debt Securities by Maturity
(At December 31, 2007)
                                                    Within 1     Over 1 to    Over 5 to        Over
(Dollars in thousands)                                Year        5 Years      10 Years      10 Years          Yield
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                          $      1,996  $        --  $         --  $         --          3.91%
U.S. government-sponsored corporations and
agencies                                                    --        1,499            --            --          4.00%
State and political subdivisions(1)                      1,621       49,980        70,906        44,971          5.89%
-----------------------------------------------------------------------------------------------------------------------
Total investment in debt securities               $      3,617  $    51,479  $     70,906  $     44,971
-----------------------------------------------------------------------------------------------------------------------
Weighted average yield                                    2.16%        5.28%         6.10%         6.42%         5.85%
-----------------------------------------------------------------------------------------------------------------------

1. Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits decreased $13,397,000 or 13% from December 31, 2006 to $93,190,000 at December 31, 2007. The average balances of these deposits decreased $5,165,000 or 5% from 2006 to $94,164,000 in 2007. The decrease in ending balances relates mainly to normal daily fluctuations in these accounts. These balances are mainly maintained by commercial customers and churches and can fluctuate significantly on a daily basis. Therefore, management believes that average balances are a more meaningful measure of deposit trends.

Interest-bearing deposits decreased $2,901,000 or 2% from December 31, 2006 to $180,406,000 at December 31, 2007. The average balances of these deposits increased to $185,667,000 in 2007 from $179,217,000 in 2006.

Accounts and drafts payable generated by the Company in its payment processing operations increased $45,341,000 or 10% from December 31, 2006 to $513,734,000 at December 31, 2007. The average balances of these funds increased $36,375,000 or 8% from 2006 to $504,678,000 in 2007. These increases relate to the increase in dollars processed.

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

Maturities of Certificates of Deposits of $100,000 or More
(At December 31, 2007)


(Dollars in thousands)
-------------------------------------------------------------------------------
Three months or less                                      $  33,135
Three to six months                                          17,259
Six to twelve months                                          4,031
Over twelve months                                            1,293
                                                          ---------
Total                                                     $  55,718
--------------------------------------------------------------------------------

Subordinated Convertible Debentures

Total subordinated convertible debentures at December 31, 2007 and 2006 were $3,688,000 and $3,700,000, respectively and the average balances of these funds were and $3,699,000 and $3,700,000, respectively, for the year. The debentures were issued on August 24, 2004 as part of the Company's purchase of its telecom group. For more information on these debentures please refer to Item 8, Note 10 of this report.

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds, and were $176,070,000 at December 31, 2007, a decrease of $20,434,000 or 10% from
December 31, 2006. At December 31, 2007 these assets represented 19% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $171,706,000 at December 31, 2007, an increase of $68,957,000 or 67% from
December 31, 2006. These assets represented 19% of total assets at December 31, 2007. Of this total, 98% were state and political subdivision securities, 1% were U.S. Treasury securities and 1% were U.S. government agencies. Of the total portfolio, 2% mature in one year, 27% mature after one year through five years and 71% mature after five years. The Company did not sell any securities available-for-sale during 2007.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $39,000,000. Additionally, the Bank maintains lines of credit at unaffiliated financial institutions in the maximum amount of $62,806,000 collateralized by U.S. Treasury and agency securities and commercial mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities of continuing operations for the years 2007, 2006 and 2005 were $23,652,000, $17,031,000 and $13,420,000 respectively. Net income plus the adjustment for depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2008.

Capital Resources

One of management's primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2007 as shown in Item 8, Note 3 of this report.

In 2007, cash dividends paid were $.447 per share for a total of $4,118,000, a 12% increase over the prior year, which is attributable to an increase in the per share amount paid and additional shares outstanding. On October 15, 2007, the company declared a 10% stock dividend payable to holders of record on December 3, 2007. On July 18, 2006, the Company declared a 50% stock dividend payable to holders of record on September 1, 2006. On August 16, 2005, the Company declared a 50% stock dividend payable to holders of record on September 2, 2005.

Shareholders' equity was $99,452,000, or 11% of total assets, at December 31, 2007, an increase of $15,531,000 over the balance at December 31, 2006. This increase resulted from net income of $17,795,000, proceeds from the exercise of stock options of $15,000, a decrease in other comprehensive loss of $1,184,000 and other items of $801,000 related to the stock dividend and stock bonuses, which were offset by cash dividends paid of $4,118,000 and the pension adjustment per SFAS No. 158 of $146,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2007, unappropriated retained earnings of $822,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's common stock. This repurchase plan was updated by the Board of Directors on January 22, 2008 and replaced the Company's previous plan under which 120,000 shares had remained available for repurchase. The Company did not repurchase any shares during 2007 and repurchased 30,000 shares for $870,000 in 2006. As of December 31, 2007, 120,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2007, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2007, the balance of loan commitments, standby and commercial letters of credit were $29,036,000, $5,999,000 and $4,147,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

On August 24, 2004 the Company issued $3,700,000 in subordinated convertible debentures as part of the Company's acquisition of the Cass telecom group. Interest, at a rate of 5.33%, is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert the principal amount into fully paid and non-assessable shares of the common stock of the Company at a rate per share of $19.47 at various amounts over a 10-year period, at which time the securities mature. The debentures may be called by the Company without penalty after August 24, 2010. For more information please refer to Item 8, Note 10 of this report.

The following table summarizes contractual cash obligations of the Company related to operating and capital lease commitments, time deposits and convertible subordinated debentures at December 31, 2007:

                                                               Amount of Commitment Expiration per Period
                                                               ------------------------------------------
                                                                   Less than       1-3          3-5       Over 5
(Dollars in thousands at December 31, 2007)             Total       1 Year        Years        Years       Years
--------------------------------------------------------------------------------------------------------------------
Operating lease commitments                          $     3,769  $       715  $     1,009  $       874   $   1,171
Time deposits*                                            82,626       79,472        2,534          620          --
Convertible subordinated debentures *                      3,688           --           --           --       3,688
--------------------------------------------------------------------------------------------------------------------
     Total                                           $    90,083  $    80,187  $     3,543  $     1,494   $   4,859
--------------------------------------------------------------------------------------------------------------------

* Includes principal payments only.

During 2007, the Company contributed $3,200,000 to its noncontributory defined benefit pension plan. The contribution had no significant effect on the Company's overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2007 these assumptions were as follows:

   ----------------------------------------------------------------------
   Weighted average discount rate                                   6.00%
   Rate of increase in compensation levels                          4.25%
   Expected long-term rate of return on assets                      7.25%
   ----------------------------------------------------------------------

Impact of New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", an Interpretation of SFAS No. 109 "Accounting for Income Taxes". FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The FASB Interpretation is effective for fiscal years beginning after December 15, 2006. The Company implemented FASB Interpretation No. 48 on January 1, 2007, which did not have a material impact on the Company's consolidated financial statements. See Note 15.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement in the first quarter of 2008 is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end. The Company adopted the standard on December 31, 2006 and has recognized the required changes and disclosures in its consolidated 2007 and 2006 financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement in the first quarter of 2008 is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             ----------------------------------------------------------
Interest Rate Sensitivity

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2007, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2007:

                                                         % Change in            % Change in Fair
                 Change in Interest Rates          Net Interest Income     Market Value of Equity
            --------------------------------------------------------------------------------------------
                     +200 basis points                       12%                     11%
                     +100 basis points                        6%                      6%
                       Stable Rates                         ----                    ----
                     -100 basis points                       (7%)                    (7%)
                     -200 basis points                      (14%)                   (16%)

Interest Rate Sensitivity Position

The following table presents the Company's gap or interest rate risk position at December 31, 2007 for the various time periods indicated.

                                      Variable        0-90       91-180     181-364     1-5        Over
(Dollars in thousands)                  Rate          Days        Days       Years     Years      5 Years       Total
-----------------------------------------------------------------------------------------------------------------------
Earning assets:
     Loans:
         Taxable                     $   109,359 $   48,051  $   57,465  $   54,410  $  219,411 $    5,610  $  494,306
         Tax-exempt                           --          6          --         129       2,053      1,961       4,149
     Debt and equity securities(1):
         Taxable                              --      1,995          --          --       1,500         --       3,495
         Tax-exempt                           --         --          --       1,011      44,379    119,682     165,072
         Other                               733         --          --          --          --         --         733
     Federal funds sold and other
         Short-term investments          149,351         --          --          --          --         --     149,351
-----------------------------------------------------------------------------------------------------------------------
Total earning assets                 $   259,443 $   50,052  $   57,465  $   55,550  $  267,343 $  127,253  $  817,106
-----------------------------------------------------------------------------------------------------------------------
Interest-sensitive liabilities:
    Money market accounts            $    52,617 $       --  $       --  $       --  $       -- $       --  $   52,617
    Now accounts                          22,633         --          --          --          --         --      22,633
    Savings deposits                      22,530         --          --          --          --         --      22,530
Time deposits:
    $100K and more                            --     33,135      17,259       4,031       1,293         --      55,718
    Less than $100K                           --     17,979       5,249       1,820       1,860         --      26,908
Federal funds purchased and other
    Short-term borrowing                     219         --          --          --          --         --         219
Subordinated convertible debentures           --         --          --          --          --      3,688       3,688
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   $    97,999 $   51,114  $   22,508  $    5,851  $    3,153 $    3,688  $  184,313
-----------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap:
    Periodic                         $   161,444 $   (1,062) $   34,957  $   49,699  $  264,190 $  123,565  $  632,793
    Cumulative                           161,444    160,382     195,339     245,038     509,228    632,793     632,793
Ratio of interest-bearing assets
to interest-bearing liabilities:
    Periodic                                2.65       0.98        2.55        9.49       84.79      34.50        4.43
    Cumulative                              2.65       2.08        2.14        2.38        3.82       4.43        4.43
-----------------------------------------------------------------------------------------------------------------------

(1)Balances shown reflect earliest re-pricing date.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            --------------------------------------------

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                                --------------------------
(In thousands, except share and per share data)                                   2007             2006
----------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                       $   26,719        $   26,995
Federal funds sold and other short-term investments                              149,351           169,509
                                                                              ----------        ----------
     Cash and cash equivalents                                                   176,070           196,504
                                                                              ----------        ----------
Securities available-for-sale, at fair value                                     171,706           102,749

Loans                                                                            498,455           504,125
     Less:   Allowance for loan losses                                             6,280             6,592
                                                                              ----------        ----------
         Loans, net                                                              492,175           497,533
                                                                              ----------        ----------
Premises and equipment, net                                                       12,771            12,898
Investment in bank owned life insurance                                           12,544            12,024
Payments in excess of funding                                                     11,664             9,333
Goodwill                                                                           7,471             7,471
Other intangible assets, net                                                         877             1,156
Other assets                                                                      17,762            18,803
                                                                              ----------        ----------
           Total assets                                                         $903,040        $  858,471
                                                                              ==========        ==========

Liabilities and Shareholders' Equity
Liabilities:
------------
Deposits:
     Noninterest-bearing                                                      $   93,190        $  106,587
     Interest-bearing                                                            180,406           183,307
                                                                              ----------        ----------
         Total deposits                                                          273,596           289,894
Accounts and drafts payable                                                      513,734           468,393
Subordinated convertible debentures                                                3,688             3,700
Liabilities related to discontinued operations                                        --               277
Other liabilities                                                                 12,570            12,286
                                                                              ----------        ----------
         Total liabilities                                                       803,588           774,550
                                                                              ----------        ----------
Shareholders' Equity:
---------------------
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                            --                --
Common stock, par value $.50 per share;
   20,000,000 shares authorized: 9,949,324 and 9,112,484
   shares issued at December 31, 2007 and 2006, respectively                       4,975             4,556
Additional paid-in capital                                                        45,837            17,896
Retained earnings                                                                 66,690            81,516
Common shares in treasury, at cost (740,642 and 784,773
     shares at December 31, 2007 and 2006, respectively)                         (16,118)          (17,077)
Accumulated other comprehensive loss                                              (1,932)           (2,970)
                                                                              ----------        ----------
         Total shareholders' equity                                               99,452            83,921
                                                                              ----------        ----------
           Total liabilities and shareholders' equity                         $  903,040         $ 858,471
                                                                              ==========        ==========

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          For the Years Ended December 31,
                                                                     ---------------------------------------------
(In thousands, except share and per share data)                       2007              2006                  2005
------------------------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
-----------------------------
Information services payment and processing revenue               $   45,642         $   40,343          $   35,901
Bank service fees                                                      1,682              1,625               1,535
Gains on sales of investment securities                                   --                  -                 547
Other                                                                    876                853                 670
                                                                  ----------         ----------          ----------
       Total fee revenue and other income                             48,200             42,821              38,653
                                                                  ----------         ----------          ----------

Interest Income:
----------------
Interest and fees on loans                                            36,288             36,164              32,214
Interest and dividends on securities:
     Taxable                                                             722              1,052                 831
     Exempt from federal income taxes                                  4,809              2,575               1,610
Interest on federal funds sold and
   other short-term investments                                        7,527              7,262               3,596
                                                                  ----------         ----------          ----------
       Total interest income                                          49,346             47,053              38,251
                                                                  ----------         ----------          ----------

Interest Expense:
-----------------
Interest on deposits                                                   7,728              6,414               4,486
Interest on short-term borrowings                                          6                  7                   5
Interest on subordinated convertible debentures and other                230                198                 196
                                                                  ----------         ----------          ----------
       Total interest expense                                          7,964              6,619               4,687
                                                                  ----------         ----------          ----------
         Net interest income                                          41,382             40,434              33,564
Provision for loan losses                                                900              1,150                 775
                                                                  ----------         -----------         ----------
         Net interest income after provision
           for loan losses                                            40,482             39,284              32,789
                                                                  ----------         ----------          ----------

Operating Expense:
------------------
Salaries and employee benefits                                        46,965             42,676              38,044
Occupancy                                                              2,106              1,979               1,941
Equipment                                                              3,356              2,928               2,795
Amortization of intangible assets                                        280                226                 172
Impairment of equity investment                                           --                  -               3,100
Other operating                                                       10,032             10,468               9,164
                                                                  ----------         ----------          ----------
       Total operating expense                                        62,739             58,277              55,216
                                                                  ----------         ----------          ----------
         Income before income tax expense and discontinued
         operations                                                   25,943             23,828              16,226
Income tax expense                                                     8,148              8,367               4,982
                                                                  ----------         ----------          ----------
         Net income from continuing operations                        17,795             15,461              11,244
                                                                  ----------         ----------          ----------

Income (loss) from discontinued operations
       before income tax expense                                          --               (675)                259
Income tax (benefit) expense                                              --               (280)                557
                                                                  ----------         -----------         ----------
Net loss from discontinued operations                                     --               (395)               (298)

Net income                                                        $   17,795         $   15,066          $   10,946
                                                                  ==========         ==========          ==========

Basic Earnings Per Share:
       From continuing operations                                 $    1.95          $     1.69          $     1.24
       From discontinued operations                                       --               (.04)               (.03)
       Basic earnings per share                                        1.95                1.65                1.21

Diluted Earnings Per Share:
       From continuing operations                                 $    1.90          $     1.65          $     1.21
       From discontinued operations                                       --               (.04)               (.04)
       Diluted earnings per share                                      1.90                1.61                1.17

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended December 31,
                                                                       --------------------------------------------
(Dollars in thousands)                                                  2007               2006              2005
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
-------------------------------------
Net income from continuing operations                              $   17,795          $   15,461        $   11,244
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                                    3,186               2,049             2,073
       Gains on sales of investment securities                             --                   -              (547)
       Stock-based compensation expense                                   678                 227               134
       Provision for loan losses                                          900               1,150               775
       Deferred income tax expense (benefit)                            1,409                (289)             (921)
       Increase (decrease) in income tax liability                        743               1,628              (181)
       Impairment of equity investment                                     --                   -             3,100
       Other operating activities, net                                 (1,059)             (3,195)           (2,257)
Operating activities of discontinued operations                            --              (1,536)             (967)
                                                                   ----------          ----------        ----------
         Net cash provided by operating activities                     23,652              15,495            12,453
                                                                   ----------          ----------        ----------

Cash Flows From Investing Activities:
-------------------------------------
From continuing operations:
Proceeds from sales of securities available-for-sale                       --                   -            12,950
Proceeds from maturities of securities available-for-sale              52,500              83,510            77,150
Purchase of securities available-for-sale                            (120,304)            (90,326)         (108,545)
Net decrease (increase) in loans                                        3,158              24,339           (29,386)
Increase in payments in excess of funding                              (2,331)             (1,668)             (667)
Purchases of premises and equipment, net                               (2,112)             (2,953)           (2,582)
Payment for business acquisitions, net of cash acquired                    --              (3,172)                -
Proceeds from sale of discontinued operations                              --                 205             6,600
Investing activities of discontinued operations                            --                   -               (98)
                                                                   ----------          ----------        ----------
         Net cash provided by (used in) investing activities          (69,089)              9,935           (44,578)
                                                                   ----------          ----------        ----------

Cash Flows From Financing Activities:
-------------------------------------
From continuing operations:
Net (decrease) increase in noninterest-bearing deposits               (13,397)             (9,809)           20,034
Net increase (decrease) in interest-bearing demand
     and savings deposits                                               3,269              (9,038)              (87)
Net (decrease) increase in time deposits                               (6,170)             21,743            (8,578)
Net increase in accounts and drafts payable                            45,341              22,582            87,338
Cash proceeds from exercise of stock options                               15                 327               144
Cash dividends paid                                                    (4,118)             (3,666)           (3,201)
Purchase of common shares for treasury                                     --                (870)           (1,434)
Other financing activities, net                                            63                 113                58
                                                                   ----------          ----------         ---------
     Net cash provided by financing activities                         25,003              21,382            94,274
                                                                   ----------          ----------         ---------
Net (decrease) increase in cash and cash equivalents                  (20,434)             46,812            62,149
Cash and cash equivalents at beginning of year                        196,504             149,692            87,543
                                                                   ----------          ----------         ---------
Cash and cash equivalents at end of year                           $  176,070          $  196,504        $  149,692
                                                                   ==========          ==========         =========

Supplemental information:
   Cash paid for interest                                          $    8,119          $    6,171        $    4,618
   Cash paid for income taxes                                           6,258               8,136             6,792

Noncash transactions:
   Other real estate transferred from loans                        $    1,300          $       --        $        -

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                         Accumulated
                                                     Additional                             Other
                                           Common     Paid-in    Retained    Treasury   Comprehensive             Comprehensive
(In thousands, except per share data)       Stock     Capital    Earnings     Stock     Income (Loss)    Total    Income (Loss)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                  $2,247     $18,210    $64,685   $(16,096)       $543       $ 69,589
Net income                                                         10,946                                10,946       $10,946
Cash dividends ($.352 per share)                                   (3,201)                               (3,201)
50% common stock dividend                      921                   (924)                                   (3)
Purchase of 42,665 common shares                                              (1,434)                    (1,434)
Other comprehensive income (loss):
   Net unrealized loss on debt securities                                                   (510)          (510)         (510)
     available-for-sale, net of tax
   Reclassification adjustment for gains
     on sales of investment securities,                                                     (361)          (361)         (361)
     available-for-sale, net of tax
   Minimum pension liability                                                                 (78)           (78)          (78)
     adjustment, net of tax
Issuance of 8,238 common shares
   pursuant to Stock Bonus Plan                            (70)                   70                         --
Amortization of Stock Bonus Plan awards                    134                                              134
Exercise of stock options                                   (3)                  147                        144
Tax benefit of stock awards                                 55                                               55
                                          ---------------------------------------------------------------------------------------
Balance, December 31, 2005                   3,168      18,326     71,506    (17,313)       (406)        75,281
                                          ---------------------------------------------------------------------------------------
   Comprehensive income for 2005                                                                                        9,997
                                                                                                                        =====

Net income                                                         15,066                                15,066        15,066
Cash dividends ($.400 per share)                                   (3,666)                               (3,666)
50% common stock dividend                    1,388                 (1,390)                                   (2)
Purchase of 30,000 common shares                                                (870)                      (870)
Other comprehensive income (loss):
   Net unrealized gain on debt securities                                                    550            550           550
     available-for-sale, net of tax
Adoption of SFAS 158                                                                      (3,114)        (3,114)          162
Issuance of 15,010 common shares
   pursuant to Stock Bonus Plan                           (198)                  198                         --
Exercise of stock options                                 (581)                  908                        327
Tax benefit of stock awards                                122                                              122
Stock-based compensation expense                           227                                              227
                                          ---------------------------------------------------------------------------------------
Balance, December 31, 2006                   4,556      17,896     81,516    (17,077)     (2,970)        83,921
                                          ---------------------------------------------------------------------------------------
   Comprehensive income for 2006                                                                                       15,778
                                                                                                                       ======

Net income                                                          17,795                               17,795        17,795
Cash dividends ($.447 per share)                                   (4,118)                               (4,118)
10% common stock dividend                      419      28,159    (28,590)                                  (12)
Other comprehensive income (loss):
   Net unrealized gain on debt securities
     available-for-sale, net of tax                                                        1,184          1,184         1,184
SFAS 158 adjustment                                                                         (146)          (146)         (146)
FIN 48 adjustment                                                      87                                    87
Issuance of 47,432 common shares
   pursuant to Stock Bonus Plan                           (938)                  938                         --
Exercise of stock options                                    6                     9                         15
Tax benefit of stock awards                                 36                                               36
Stock-based compensation expense                           678                                              678
Subordinated debenture conversion                                                 12                         12
                                          ---------------------------------------------------------------------------------------
Balance, December 31, 2007                  $4,975     $45,837    $66,690   $(16,118)    $(1,932)      $ 99,452
                                          ---------------------------------------------------------------------------------------
   Comprehensive income for 2007                                                                                      $18,833
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

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company's bank subsidiary sold the assets of GEMS, its wholly owned subsidiary, on December 30, 2005. The assets, liabilities and results of operations of GEMS have been presented as discontinued operations. See Note 2 for more details. The Company issued a 10% stock dividend on December 17, 2007 and 50% stock dividends on September 15, 2006 and on September 15, 2005. The share and per share information have been restated for all periods presented in the accompanying consolidated financial statements.

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

Allowance for Loan Losses The allowance for loan losses is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessments of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.

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

Intangible Assets Cost in excess of fair value of net assets acquired has resulted from business acquisitions, which were accounted for using the purchase method. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives.

Periodically, the Company reviews intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable. Based on those reviews, adjustments of recorded amounts have not been required.

Non-marketable Equity Investments The Company accounts for non-marketable equity investments, in which it holds less than a 20% ownership, under the cost method. Under the cost method of accounting, investments are carried at cost and are adjusted only for other than temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether any declines in fair value of its investments are other than temporary. In performing this evaluation, the Company considers various factors including any decline in market price, where available, the investee's financial condition, results of operations, operating trends and other financial ratios. Non-marketable equity investments are included in other assets on the consolidated balance sheets.

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

Comprehensive Income Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale securities and pension liability adjustments and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive income.

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

Stock-Based Compensation The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") in 2000. As provided by SFAS No. 123, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for stock options and restricted stock awards. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized for stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

The pro forma disclosure for 2005 required by SFAS No. 123 is provided in the table below.


         (In thousands, except per share data)                                  2005
-------------------------------------------------------------------------------------
         Net income from continuing operations:
           As reported                                                       $ 11,244
           Add: Stock based compensation expense
              included in reported net income, net of tax                          86
           Less: Stock based compensation expense
              determined under the fair value based method
              for all awards, net of tax                                         (105)
-------------------------------------------------------------------------------------
         Pro forma net income from continuing operations                     $ 11,225
         Net income effect of subordinated convertible
           debentures                                                             108
-------------------------------------------------------------------------------------
         Proforma net income from continuing operations
           assuming dilution                                                  $11,333
-------------------------------------------------------------------------------------
         Net income from continuing operations per common share: (1)
           Basic, as reported                                                $   1.24
           Basic, proforma                                                       1.24

           Diluted, as reported                                                  1.21
           Diluted, proforma                                                     1.20
-------------------------------------------------------------------------------------

(1) Per share data for 2005 has been restated for the 50% stock dividends paid on September 15, 2006 and 2005 and also for the 10% stock dividend paid on December 17, 2007.

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2007, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 12. The Company adopted Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158") on December 31, 2006. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Impact of New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", an Interpretation of SFAS No. 109 "Accounting for Income Taxes". FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The FASB Interpretation is effective for fiscal years beginning after December 15, 2006. The Company implemented FASB Interpretation No. 48 on January 1, 2007, which did not have a material impact on the Company's consolidated financial statements. See Note 15.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement in the first quarter of 2008 is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end. The Company adopted the standard on December 31, 2006 and has recognized the required changes and disclosures in its consolidated 2007 and 2006 financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement in the first quarter of 2008 is not expected to have a material effect on the Company's consolidated financial statements.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2007, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2007, unappropriated retained earnings of $822,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Restricted funds on deposit used to meet regulatory reserve requirements amounted to approximately $500,000 and $1,000,000 at December 31, 2007 and 2006, respectively.

The Company's and the Bank's actual and required capital amounts and ratios as of December 31, 2007 and 2006 are as follows:

                                                                                                  Requirement
                                                                             Capital               to be well
                                                  Actual                  requirements             capitalized
                                        ---------------------------------------------------------------------------
(Dollars in thousands)                        Amount     Ratio          Amount     Ratio        Amount     Ratio
-------------------------------------------------------------------------------------------------------------------
At December 31, 2007
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.         $ 99,508     15.58%        $51,105      8.00%      $    N/A    $   N/A
     Cass Commercial Bank                     41,441     14.39          23,044      8.00         28,805     10.00%
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.           89,540     14.02          25,552      4.00            N/A        N/A
     Cass Commercial Bank                     37,827     13.13          11,522      4.00         17,283       6.0%
Tier I capital (to average assets):
     Cass Information Systems, Inc.           89,540      9.76          27,525      3.00            N/A        N/A
     Cass Commercial Bank                     37,827     11.46           9,903      3.00         16,505      5.00%
At December 31, 2006
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.          $85,205     13.64%        $49,978      8.00%      $    N/A    $   N/A
     Cass Commercial Bank                     42,242     14.19          23,815      8.00         29,769     10.00%
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.           74,913     11.99          24,989      4.00            N/A        N/A
     Cass Commercial Bank                     38,511     12.94          11,908      4.00         17,861      6.00%
Tier I capital (to average assets):
     Cass Information Systems, Inc.           74,913      8.65          26,248      3.00            N/A        N/A
     Cass Commercial Bank                     38,511     11.25          10,273      3.00         17,122      5.00%

Note 4
Investment in Debt and Equity Securities

Debt and marketable equity securities have been classified in the consolidated balance sheets as available for sale according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities at December 31, 2007 and 2006 are summarized as follows:

                                                                              2007
                                                      ----------------------------------------------------
                                                                       Gross        Gross
                                                       Amortized    Unrealized   Unrealized      Fair
         (In thousands)                                  Cost          Gains       Losses        Value
         -------------------------------------------------------------------------------------------------
         U.S. Treasury securities                     $   1,995    $      1        $   --      $   1,996

         Obligations of U.S. government-sponsored
           corporations and agencies                      1,500          --            1           1,499
         State and political subdivisions               165,072       2,509          103         167,478
         ------------------------------------------------------------------------------------------------
         Total debt securities                          168,567       2,510          104         170,973
         Stock in Federal Reserve Bank and
           Federal Home Loan Bank                           733          --           --             733
         ------------------------------------------------------------------------------------------------
         Total                                        $169,300       $2,510        $ 104       $ 171,706
         ------------------------------------------------------------------------------------------------

                                                                              2006
                                                      ----------------------------------------------------
                                                                       Gross        Gross
                                                       Amortized    Unrealized   Unrealized       Fair
         (In thousands)                                  Cost          Gains       Losses         Value
         -------------------------------------------------------------------------------------------------
         U.S. Treasury securities                     $  16,849    $     --        $  25       $  16,824
         Obligations of U.S. government-sponsored
           corporations and agencies                      3,022          --           37           2,985
         State and political subdivisions                81,559         862          214          82,207
         -------------------------------------------------------------------------------------------------
         Total debt securities                          101,430         862          276         102,016
         Stock in Federal Reserve Bank and
           Federal Home Loan Bank                           733          --           --             733
         -------------------------------------------------------------------------------------------------
         Total                                        $ 102,163    $    862        $ 276       $ 102,749
         -------------------------------------------------------------------------------------------------

The fair values of securities with unrealized losses at December 31, 2007 and 2006 are as follows:

                                                                           2007
                                     ---------------------------------------------------------------------------------
                                        Less than 12 months         12 months or more                Total
                                     ---------------------------------------------------------------------------------
                                      Estimated    Unrealized    Estimated    Unrealized    Estimated     Unrealized
(In thousands)                       fair value      losses      fair value     losses      Fair value      losses
----------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities            $        --  $         --  $         --  $        --  $         --  $         --
Obligations of U.S.
government-sponsored
corporations and agencies                     --            --         1,000            1         1,000             1
State and political subdivisions           8,882            35         6,931           68        15,813           103
----------------------------------------------------------------------------------------------------------------------
Total                                $     8,882  $         35  $      7,931  $        69  $     16,813  $        104
----------------------------------------------------------------------------------------------------------------------

                                                                           2006
                                     ---------------------------------------------------------------------------------
                                        Less than 12 months         12 months or more                Total
                                     ---------------------------------------------------------------------------------
                                      Estimated    Unrealized    Estimated    Unrealized    Estimated     Unrealized
(In thousands)                       fair value      losses      fair value     losses      Fair value      losses
----------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities            $    16,824  $         25  $         --  $        --  $     16,824  $         25
Obligations of U.S.
government-sponsored
corporations and agencies                     --            --         2,985           37         2,985            37
State and political subdivisions          11,729            37        10,622          177        22,351           214
----------------------------------------------------------------------------------------------------------------------
Total                                $    28,553  $         62  $     13,607  $       214  $     42,160  $        276
----------------------------------------------------------------------------------------------------------------------

There were 21 securities (11 greater than 12 months) in an unrealized loss position as of December 31, 2007. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

There were 38 securities (17 greater than 12 months) in an unrealized loss position as of December 31, 2006. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of debt and equity securities at December 31, 2007, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

              (Dollars in thousands)                                       2007
 -------------------------------------------------------------------------------------------------
                                                        Amortized Cost            Fair Value
         Due in 1 year or less                           $  3,006                $   3,617
         Due after 1 year through 5 years                  45,879                   51,479
         Due after 5 years through 10 years                74,185                   70,906


         Due after 10 years                                45,497                   44,971
         No stated maturity                                   733                      733
-------------------------------------------------------------------------------------------------
         Total                                           $169,300                $ 171,706
-------------------------------------------------------------------------------------------------

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2007 and 2006 were $3,495,000 and $5,006,000, respectively.

Proceeds from sales of debt securities classified as available-for-sale were $0 in 2007 and 2006 and $12,950,000 in 2005. Gross realized gains and losses on the sales were $0 in 2007 and 2006 and $547,000 in 2005.

Note 5
Loans

A summary of loan categories at December 31, 2007 and 2006 is as follows:

         (Dollars in thousands)                                               2007             2006
         -------------------------------------------------------------------------------------------------
         Commercial and industrial                                        $  100,827        $ 113,162
         Real estate:
              Mortgage - Commercial                                          122,397          140,095
              Mortgage - Church & related                                    238,510          211,949
              Construction                                                    16,035           15,064
              Construction - Church & related                                 15,047           14,715
         Industrial revenue bonds                                              4,149            6,293
         Other                                                                 1,490            2,847
         -------------------------------------------------------------------------------------------------
         Total                                                            $  498,455        $ 504,125
         -------------------------------------------------------------------------------------------------

The Company originates commercial, industrial and real estate loans to businesses, churches and consumers throughout the metropolitan St. Louis, Missouri area, Orange County, California and other selected cities in the United States. The Company does not have any particular concentration of credit in any one economic sector; however, a substantial portion of the commercial and industrial loans are extended to privately-held commercial companies in this market area, and are generally secured by the assets of the business. The Company also has a substantial portion of real estate loans secured by mortgages that are extended to churches in its market area and selected cities throughout the United States.

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors for the year ended December 31, 2007, are summarized below. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectability.

                  (In thousands)
                  ------------------------------------------------------------------------------
                  Aggregate balance, January 1, 2007                                  $   961
                  New loans                                                               200
                  Payments                                                                220
                  ------------------------------------------------------------------------------
                  Aggregate balance, December 31, 2007                                $   941
                  ------------------------------------------------------------------------------

A summary of the activity in the allowance for loan losses for 2007, 2006 and 2005 is as follows:

         (In thousands)                                     2007              2006             2005
         -------------------------------------------------------------------------------------------------
         Balance, January 1                               $ 6,592           $ 6,284          $ 6,037
         Provision charged to expense                         900             1,150              775
         Loans charged off                                 (1,375)             (864)            (555)
         Recoveries of loans previously
              charged off                                     163                22               27
         -------------------------------------------------------------------------------------------------
         Net loan charge-offs                              (1,212)             (842)            (528)
         -------------------------------------------------------------------------------------------------
         Balance, December 31                             $ 6,280           $ 6,592          $ 6,284
         -------------------------------------------------------------------------------------------------

The following is a summary of information pertaining to impaired loans at December 31, 2007 and 2006:

         (In thousands)                                                       2007             2006
         -------------------------------------------------------------------------------------------------
         Impaired loans without a valuation allowance                     $    496          $    --
         Impaired loans with a valuation allowance                           1,985              795
         Allowance for loan losses related to impaired loans                 1,078              395
         -------------------------------------------------------------------------------------------------

Impaired loans consist primarily of renegotiated loans, nonaccrual loans and loans greater than 90 days past due and still accruing interest. There was one impaired loan continuing to accrue interest at December 31, 2007. Nonaccrual loans were $1,985,000 and $795,000 at December 31, 2007 and 2006, respectively. Loans delinquent 90 days or more and still accruing interest totaled $496,000 at December 31, 2007 and $481,000 at December 31, 2005. The average balances of impaired loans during 2007, 2006 and 2005 were $2,227,000, $1,177,000 and
$3,103,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $163,000, $152,000 and $114,000 for 2007, 2006 and 2005, respectively. Income that was recognized on non-accrual loans was $149,000, $25,000 and $32,000 for 2007, 2006 and 2005,
respectively. There is one foreclosed loan with a book value of $1,388,000 which has been reclassified as other real estate owned (included in other assets) as of December 31, 2007.

Note 6
Premises and Equipment

A summary of premises and equipment at December 31, 2007 and 2006, is as follows:

         (In thousands)                                                       2007             2006
         -------------------------------------------------------------------------------------------------
         Land                                                             $     873         $    873
         Buildings                                                           10,468           10,453
         Leasehold improvements                                               2,013            2,013
         Furniture, fixtures and equipment                                   14,164           18,312
         Purchased software                                                   4,887            4,672
         Internally developed software                                        4,037            4,037
         -------------------------------------------------------------------------------------------------
                                                                             36,442           40,360
         Less accumulated depreciation and amortization                      23,671           27,462
         -------------------------------------------------------------------------------------------------
         Total                                                            $  12,771         $ 12,898
         -------------------------------------------------------------------------------------------------

Total depreciation and amortization charged to expense in 2007, 2006 and 2005 amounted to $2,239,000, $2,042,000 and $1,971,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2020. Rental expense for 2007, 2006 and 2005 was $646,000, $614,000 and $552,000,
respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007:

                  (In thousands)                                                         Amount
                  -----------------------------------------------------------------------------
                  2008                                                                $     715
                  2009                                                                      531
                  2010                                                                      479
                  2011                                                                      470
                  2012                                                                      404
                  2013 and after                                                          1,170
                  -----------------------------------------------------------------------------
                  Total                                                               $   3,769
                  -----------------------------------------------------------------------------

Note 7
Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balances of these investments at December 31, 2007 and 2006 were $475,000 and $329,000, respectively.

Note 8
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company's intangible assets as of December 31, 2007 and 2006 are as follows:

                                                     December 31, 2007                    December 31, 2006
                                           ---------------------------------     ----------------------------------
                                           Gross Carrying        Accumulated     Gross Carrying         Accumulated
(In thousands)                                 Amount           Amortization         Amount            Amortization
-------------------------------------------------------------------------------------------------------------------
Assets eligible for amortization:


     Software                               $     862           $    (574)          $    862      $      (402)
     Customer List                                750                (161)               750              (54)
-------------------------------------------------------------------------------------------------------------------
         Total                                  1,612                (735)             1,612             (456)
-------------------------------------------------------------------------------------------------------------------
Assets not eligible for amortization:
     Goodwill                                   7,698                (227)*            7,698             (227)*
-------------------------------------------------------------------------------------------------------------------
         Total                                  7,698                (227)             7,698             (227)
-------------------------------------------------------------------------------------------------------------------
Total intangible assets                     $   9,310           $    (962)          $  9,310        $    (683)
-------------------------------------------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS No. 142.

Software is amortized over 4-5 years and the customer list that was acquired in the NTransit purchase is amortized over seven years on a straight-line basis. Goodwill includes $3,073,000 acquired in 2006 in the NTransit purchase. The weighted average remaining amortization period at December 31, 2007 was five years for all amortized intangible assets combined. Amortization of intangible assets amounted to $280,000, $226,000 and $172,000 for the years ended December 31, 2007, 2006 and 2005 respectively. Estimated future amortization of intangibles is as follows: $280,000 in 2008, $222,000 in 2009, $107,000 in 2010,
2011 and 2012.

Note 9
Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 2007 and 2006:

         (In thousands)                                                       2007             2006
         -------------------------------------------------------------------------------------------------
         NOW and money market deposit accounts                            $   75,250        $  66,588
         Savings deposits                                                     22,530           27,923
         Time deposits:
              Less than $100                                                  26,908           27,653
              $100 or more                                                    55,718           61,143
         -------------------------------------------------------------------------------------------------
         Total                                                            $  180,406        $ 183,307
         -------------------------------------------------------------------------------------------------

Interest on deposits consists of the following for 2007, 2006 and 2005:

         (In thousands)                                       2007              2006           2005
         -------------------------------------------------------------------------------------------------
         NOW and money market deposit accounts              $ 2,122          $  1,831        $ 1,485
         Savings deposits                                       795               730            458
         Time deposits:
              Less than $100                                  1,454             1,297          1,142
              $100 or more                                    3,357             2,556          1,401
         -------------------------------------------------------------------------------------------------
         Total                                              $ 7,728          $  6,414        $ 4,486
         -------------------------------------------------------------------------------------------------

The scheduled maturities of time deposits at December 31, 2007 and 2006 are summarized as follows:

                                                                2007                       2006
                                                     -----------------------------------------------------
                                                                      Percent                   Percent
         (In thousands)                                 Amount       of Total      Amount      of Total
         -------------------------------------------------------------------------------------------------
         Due within:
              One year                                 $79,472         96.2%      $84,928         95.6%
              Two years                                  1,171          1.4%        2,262          2.5%
              Three years                                1,363          1.6%          227           .3%
              Four years                                    60           .1%        1,235          1.4%
              Five years                                   560           .7%          144           .2%
        -------------------------------------------------------------------------------------------------
         Total                                         $82,626             100.0% $88,796        100.0%
         -------------------------------------------------------------------------------------------------

Note 10
Subordinated Convertible Debentures and Unused Available Lines of Credit

On August 24, 2004, the Company issued $3,700,000 of 5.33% subordinated convertible debentures in partial consideration for the acquisition of the assets of PROFITLAB, Inc. Interest is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert up to 20% of the principal amount into fully paid and non-assessable shares of the common stock of the Company at a rate per share of $19.47 after the third anniversary of the issuance date. After the fourth anniversary date an additional 30% can be converted under the same terms. After the fifth anniversary date, 100% can be converted under the same terms. The securities mature 10 years after the date of issuance. The debentures may be called by the Company without penalty after August 24, 2010. In

December, 2007, one debtholder converted $12,000 of the principal balance into 532 shares of the Company's common stock in accordance with the conversion provisions, resulting in an ending principal balance of $3,688,000.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $39,000,000. Additionally, the Bank maintains lines of credit at unaffiliated financial institutions in the maximum amount of $62,806,000 collateralized by U.S. Treasury and agency securities and commercial mortgage loans. There were no outstanding borrowings under these arrangements at December 31, 2007 or 2006.

Note 11
Common Stock and Earnings Per Share

The table below shows activity in the outstanding shares of the Company's common stock during 2007.

                 ----------------------------------------------------------------------------------
                  Shares outstanding at January 1, 2007                               8,327,711
                  Issuance of common stock:
                         10% stock dividend, issued December 17, 2007                   836,840
                         Issued under Stock Bonus Plan*                                  42,520
                         Stock options exercised*                                         1,079
                         Subordinated debt conversion                                       532
                         Stock repurchased*                                                   -
                 ----------------------------------------------------------------------------------
                  Shares outstanding at December 31, 2007                             9,208,682
                 ----------------------------------------------------------------------------------

                  *Not restated for stock dividend, issued December 17, 2007.

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

The calculations of basic and diluted earnings per share for the periods ended December 31, 2007, 2006 and 2005 are as follows:


     (Dollars in thousands, except per share data)                        2007            2006         2005
----------------------------------------------------------------------------------------------------------------
     Basic
         Net income from continuing operations                       $    17,795    $    15,461    $  11,244
         Net loss from discontinued operations                                --           (395)        (298)
----------------------------------------------------------------------------------------------------------------
         Net income                                                  $    17,795    $    15,066    $  10,946
----------------------------------------------------------------------------------------------------------------
         Weighted average common shares outstanding                    9,145,499      9,141,188    9,088,984
----------------------------------------------------------------------------------------------------------------

         Basic earnings per share from continuing operations         $      1.95    $      1.69    $    1.24
         Basic earnings per share from discontinued operations                --           (.04)        (.03)
-----------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                    $      1.95    $      1.65    $    1.21
----------------------------------------------------------------------------------------------------------------

     Diluted
         Net income from continuing operations                       $    17,795    $    15,461    $  11,244
         Net income effect of 5.33% convertible debentures                   109            109          108
----------------------------------------------------------------------------------------------------------------
         Net income, assuming dilution, from continuing operations        17,904         15,570       11,352
         Net loss from discontinued operations                                 -           (395)        (298)
----------------------------------------------------------------------------------------------------------------
         Net income                                                  $    17,904    $    15,175    $  11,054
----------------------------------------------------------------------------------------------------------------

         Weighted-average common shares outstanding                    9,145,499      9,141,188    9,088,984
         Effect of dilutive stock options and awards                     111,119         74,613      129,989
         Effect of 5.33% convertible debentures                          189,940        189,989      189,989
----------------------------------------------------------------------------------------------------------------
         Weighted-average common shares outstanding assuming dilution  9,446,558      9,405,790    9,408,962
----------------------------------------------------------------------------------------------------------------

         Diluted earnings per share from continuing operations       $      1.90    $      1.65    $    1.21
         Diluted earnings per share from discontinued operations               -           (.04)        (.04)
----------------------------------------------------------------------------------------------------------------
         Diluted earnings per share                                  $      1.90    $      1.61    $    1.17
----------------------------------------------------------------------------------------------------------------

Share and per share data in the schedule above have been restated for the 10% stock dividend on December 17, 2007 and the 50% stock dividends on September 15, 2006 and 2005.

Note 12
Employee Benefit Plans

The Company has a noncontributory defined-benefit pension plan (the Plan), which covers most of its employees. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years.

The Company also has an unfunded supplemental executive retirement plan (SERP) which covers key executives of the Company. The SERP is a noncontributory plan in which the Company's subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as the Plan.

On December 31, 2006, the Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". SFAS No. 158 requires recognition of the overfunded or underfunded status through comprehensive income in the year in which they occur. SFAS No. 158 was adopted on a prospective basis as required. Prior years' amounts were not restated.

A summary of the activity in the Plan's projected benefit obligation, assets, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2007 and 2006 is as follows:

         (In thousands)                                                         2007           2006
         -------------------------------------------------------------------------------------------------
         Projected benefit obligation:
              Balance, January 1                                            $  28,977       $ 26,535
              Service cost                                                      1,622          1,554
              Interest cost                                                     1,771          1,565
              Actuarial loss                                                   (1,493)           (99)
              Benefits paid                                                      (666)          (578)
         -------------------------------------------------------------------------------------------------
         Balance, December 31                                               $  30,211       $ 28,977
         -------------------------------------------------------------------------------------------------
         Plan assets:
              Fair value, January 1                                         $  25,193       $ 20,702
              Actual return                                                       963          1,869
              Employer contribution                                             3,200          3,200
              Benefits paid                                                      (666)          (578)
         -------------------------------------------------------------------------------------------------
         Fair value, December 31                                            $  28,690       $ 25,193
         -------------------------------------------------------------------------------------------------
         Funded status:
              Accrued pension liability                                     $  (1,521)      $ (3,784)
                                                                             =========       ========

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. The Plan's expected benefit cash flows are discounted using the Citibank Pension Discount Curve rates.

                                                  2007           2006           2005
------------------------------------------------------------------------------------------
     Weighted average discount rate              6.50%         6.00%            5.75%
     Rate of increase in compensation levels     4.25%         4.00%            4.00%

The accumulated benefit obligation was $23,898,000 and $23,092,000 as of December 31, 2007 and 2006, respectively. The Company expects to contribute approximately $1,800,000 to the Plan in 2008. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:


               2008              $    977
               2009                 1,050
               2010                 1,162
               2011                 1,171
               2012                 1,310
               2013-2017            8,747

The Plan's pension cost for 2007, 2006 and 2005 was $1,725,000, $1,786,000 and
$1,473,000, respectively, and included the following components:


         (In thousands)                                       2007              2006           2005
         -------------------------------------------------------------------------------------------------
         Service cost - benefits earned during the year      $1,622          $  1,554        $ 1,292
         Interest cost on projected benefit obligations       1,771             1,565          1,384
         Expected return on plan assets                      (1,865)           (1,603)        (1,312)
         Net amortization and deferral                          197               270            109
         -------------------------------------------------------------------------------------------------
         Net periodic pension cost                           $1,725          $  1,786        $ 1,473
         -------------------------------------------------------------------------------------------------

The following represent the major assumptions used to determine the net pension cost of the Plan:

                                                            2007              2006             2005
         -------------------------------------------------------------------------------------------------
         Weighted average discount rate                    6.00%            5.75%             6.00%
         Rate of increase in compensation levels           4.25%            4.00%             4.00%
         Expected long-term rate of return on assets       7.25%            7.50%             7.50%

The asset allocation for the Plan as of the measurement date, by asset category, is as follows:

                                                                                    Percentage of
                                                                                     Plan Assets
         -------------------------------------------------------------------------------------------------
         Asset Class                                                              2007         2006
         -------------------------------------------------------------------------------------------------
         Equity securities                                                        45.0%        43.8%
         Debt securities                                                          54.6%        55.8%
         Cash and cash equivalents                                                  .4%         0.4%
         -------------------------------------------------------------------------------------------------
              Total                                                              100.0%       100.0%
         -------------------------------------------------------------------------------------------------

The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation strongly favors fixed income investments, with a target allocation of approximately 67% fixed income, 33% equities, and 0% cash. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity component is invested in pooled large cap stocks. More aggressive or volatile sectors, although currently not employed, can be represented in the asset mix to pursue higher returns with proper diversification. The assumed long-term rate of return on assets, which falls within the expected range, is 7.25% as derived below:

                                   Expected Long-Term                                   Contribution to
         Asset Class                 Return on Class        X     Allocation     =        Assumption
         -------------------------------------------------------------------------------------------------
         Equity securities               7 - 9%                       45%                   3.2% - 4.1%
         Fixed income                    5 - 7%                       55%                   2.8% - 3.9%
         -------------------------------------------------------------------------------------------------
                                                                                            6.0% - 8.0%

A summary of the activity in the SERP's projected benefit obligation, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2007 and 2006, is as follows:

         (In thousands)                                                          2007           2006
         -------------------------------------------------------------------------------------------------
         Benefit obligation:
              Balance, January 1                                             $  2,745        $ 2,888
              Service cost (benefit)                                               44             43
              Interest cost                                                       233            150
              Actuarial loss (gain)                                             1,241           (336)
         -------------------------------------------------------------------------------------------------
         Balance, December 31                                                $  4,263        $ 2,745
         -------------------------------------------------------------------------------------------------

The SERP's pension cost for 2007, 2006 and 2005 was $526,000, $304,000, and
$191,000, respectively, and included the following components:

         (In thousands)                                        2007              2006           2005
         -------------------------------------------------------------------------------------------------
         Service cost - benefits earned during the year     $    44          $     43        $   (34)
         Interest cost on projected benefit obligations         233               150            161
         Net amortization and deferral                          249               111             64
         -------------------------------------------------------------------------------------------------
         Net periodic pension cost                          $   526          $    304        $   191
         -------------------------------------------------------------------------------------------------

The accumulated benefit obligation was $3,147,000 and $2,107,000 as of December 31, 2007 and 2006, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid were $32,000 in 2007, $32,000 in 2006 and $20,000 in 2005. Expected future benefits payable by the Company over the next 10 years are as follows:


                                    2008              $268,000
                                    2009               268,000
                                    2010               267,000
                                    2011               267,000
                                    2012               266,000
                                    2013 - 2017      1,329,000

The major assumptions used to determine the projected benefit obligation and net benefit cost are the same as those in the Plan explained above.

The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31 were as follows:

                                                          The Plan                               SERP
                                                 ----------------------------        ------------------------------
                                                    2007            2006                2007              2006
                                                 ------------    ------------        ------------      ------------
         (In thousands)
         Prior service cost                      $      57       $      66           $     202        $     252
         Net actuarial loss                          3,465           4,245               1,829              755
                                                 ------------    ------------        ------------     -------------
                  Total                          $   3,522       $   4,311           $   2,031        $   1,007
                                                 ============    ============        ============     =============

The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive income (loss) at December 31, 2007 expected to be recognized as components of net periodic benefit cost in 2008 for the Plan were $8,000 and $39,000 respectively. The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive income (loss) at December 31, 2007, expected to be recognized as components of net periodic benefit cost in 2008 for SERP are $50,000 and $184,000 respectively.

The Company also maintains a noncontributory profit sharing plan, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2007, 2006 and 2005 was $4,097,000, $3,524,000 and $2,543,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2007, 2006 and 2005 were $430,000, $349,000 and
$334,000, respectively.

Note 13
Stock Bonus and Option Plans
All shares and per share amounts have been restated for the 10% stock dividend issued December 17, 2007 and the 50% stock dividends issued September 15, 2006 and September 15, 2005.

On January 16, 2007, the Board approved, and on April 16, 2007, the Company's shareholders approved, the 2007 Omnibus Incentive Stock Plan ("the Omnibus Plan") to provide incentive opportunities for key employees and non-employee directors and to align the personal financial interests of such individuals with those of the Company's shareholders. The Omnibus Plan permits the issuance of up to 880,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. As of December 31 2007, no awards have been granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and outstanding. Restricted shares are amortized to expense over the three-year vesting period. Options currently vest and expire over a period not to exceed seven years. The plans authorize the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. The Company issues shares out of treasury stock for restricted shares and option exercises. These plans have been superseded by the Omnibus Plan and accordingly, all remaining unissued shares under these plans have been cancelled.

As of December 31, 2007, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,276,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.0 years. Changes in restricted shares outstanding for the year ended December 31 2007 were as follows:

                                                                    Year Ended December 31
                                                                --------------------------------
                                                                    Shares         Fair Value
   ---------------------------------------------------------------------------------------------
   Balance at December 31, 2006                                       24,729           $20.80
   Granted                                                            47,432            33.66
   Vested                                                            (11,152)           18.63
   Forfeited                                                           (660)            27.22
   ---------------------------------------------------------------------------------------------
   Balance at December 31, 2007                                       60,349           $31.28
   ---------------------------------------------------------------------------------------------

During 2007, 2006 and 2005, 47,432 shares, 16,511 shares and 9,309 shares, respectively, were granted with weighted average per share market values at date of grant of $33.66 in 2007, $24.16 in 2006 and $14.86 in 2005. The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $648,000 for 2007, $197,000 for 2006 and $134,000 for 2005.

As of December 31 2007, the total unrecognized compensation expense related to non-vested stock options was $102,000 and the related weighted-average period over which it is expected to be recognized is approximately 4.0 years. For the year ended December 31, 2007, there were no non-qualified options exercised that generated a tax benefit and 1,256 were incentive stock options that did not generate any excess tax benefits for the Company. During 2007, the Company recognized stock option expense of $30,000.

The following table summarizes stock options outstanding as of December 31, 2007:

                                                                   Weighted Average
                         Exercise               Options                Remaining
                           Price              Outstanding          Contractual Life
----------------------------------------------------------------------------------------
                         $  8.83                   470                    1.01
                            9.09                29,700                    2.01
                           10.00                 4,172                    2.01
                           12.23                14,530                    3.01
                           14.51                 4,451                    3.01
                           15.36                 2,942                    3.01
                           14.44                 4,787                    4.01
                           14.75                 7,964                    4.01
                           20.67                26,313                    5.01
                                                ------
                                                95,329
                                                ======

Changes in options outstanding were as follows:
                                                                                         Weighted Average
                                                                             Shares       Exercise Price
----------------------------------------------------------------------------------------------------------
         Balance at December 31, 2004                                        259,459        $   9.11
         Granted                                                              14,565           14.61
         Exercised                                                           (30,435)           8.45
         Forfeited                                                           (12,753)           9.23
         -------------------------------------------------------------------------------------------------
         Balance at December 31, 2005                                        230,836            9.70
         Granted                                                              27,750           20.66
         Exercised                                                          (154,252)           8.83
         Forfeited                                                            (7,749)          13.25
         -------------------------------------------------------------------------------------------------
         Balance at December 31, 2006                                         96,585           14.00
         -------------------------------------------------------------------------------------------------
         Granted                                                                  --              --
         Exercised                                                            (1,256)          15.03
         Forfeited                                                                --              --
         -------------------------------------------------------------------------------------------------
         Balance at December 31, 2007                                         95,329          $13.99
         -------------------------------------------------------------------------------------------------
         Exercisable at December 31, 2007                                     18,253          $10.20
         -------------------------------------------------------------------------------------------------

The total intrinsic value of options exercised during 2007 was $21,000. The total intrinsic value of options exercised during 2006 was $1,728,000. The average remaining contractual term for options exercisable as of December 31, 2007 was 2.3 years and the aggregate intrinsic value was $424,000.

A summary of the activity of the non-vested options during 2007 is shown below.

                                                      Weighted-
                                                       Average
                                                     Grant Date
                                          Shares     Fair Value
------------------------------------------------------------------
Non-vested at December 31, 2006           93,946        $2.16
Granted                                      --            --

Vested                                  (16,870)         1.59
Forfeited                                       --         --
------------------------------------------------------------------
Non-vested at December 31, 2007           77,076        $2.29
------------------------------------------------------------------

The Company uses the Black-Scholes option-pricing model to determine the fair value of the stock options at the date of grant. Following are the assumptions used to estimate the fair value of option grants during the years ended December 31, 2007 and 2006:

--------------------------------------------------------------------------------
                                                          2007           2006
Risk-free interest rate                                   --            4.37%
Expected life                                             --           7 yrs.
Expected volatility                                       --            5.00%
Expected dividend yield                                   --            1.88%
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

Note 14
Other Operating Expense


Details of other operating expense for 2007, 2006 and 2005 are as follows:

         (In thousands)                                       2007              2006           2005
         -------------------------------------------------------------------------------------------------
         Postage and supplies                              $  2,830          $  2,502        $ 2,310
         Promotional Expense                                  1,629             1,552          1,289
         Professional fees                                    2,018             1,997          1,750
         Outside service fees                                 1,432             2,088          1,946
         Data processing services                               272               232            220
         Telecommunications                                     585               578            522
         Other                                                1,266             1,519          1,127
         -------------------------------------------------------------------------------------------------
         Total other operating expense                     $ 10,032          $ 10,468        $ 9,164
         -------------------------------------------------------------------------------------------------


Note 15
Income Taxes

The components of income tax expense (benefit) from continuing operations for 2007, 2006 and 2005 are as follows:

         (In thousands)                                       2007              2006           2005
         -------------------------------------------------------------------------------------------------
         Current:
              Federal                                       $ 5,258          $  7,196        $ 5,171
              State                                           1,481             1,460            732
              Deferred                                        1,409              (289)          (921)
         -------------------------------------------------------------------------------------------------
         Total income tax expense                           $ 8,148          $  8,367        $ 4,982
         -------------------------------------------------------------------------------------------------

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for 2007, 2006 and 2005 to income from continuing operations before income tax expense, to reported income tax expense is as follows:

         (In thousands)                                       2007              2006           2005
         -------------------------------------------------------------------------------------------------
         Expected income tax expense:                       $ 9,080          $  8,340        $ 5,517
         (Reductions) increases resulting from

              Tax-exempt income                              (1,952)           (1,151)          (769)
              State taxes, net of federal benefit               963               949            483
         Other, net                                              57               229           (249)
         -------------------------------------------------------------------------------------------------
         Total income tax expense                           $ 8,148          $  8,367        $ 4,982
         -------------------------------------------------------------------------------------------------

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are presented below:

         (In thousands)                                                       2007             2006
         -------------------------------------------------------------------------------------------------
         Deferred tax assets:
              Allowance for loan losses                                   $    2,394         $  2,513
              SFAS No. 158 pension funding liability                           2,057            2,416
              Security impairment write-down                                      --            1,152
              Net operating loss carry forward(1)                                540              582
              Deferred revenue                                                    37               53
              Stock compensation                                                 230               65
              Supplemental executive retirement plan accrual                      91               --
              Other                                                               68               65
              --------------------------------------------------------------------------------------------
                Total deferred tax assets                                 $    5,417         $  6,846
        -------------------------------------------------------------------------------------------------
         Deferred tax liabilities:
              Premises and equipment                                             (13)              (3)
              Intangible/assets                                                 (477)            (427)
              Unrealized gain on investment in securities available-for-sale    (842)            (205)
              Other                                                             (147)            (154)
              --------------------------------------------------------------------------------------------
                Total deferred tax liabilities                                (1,479)            (789)
         -------------------------------------------------------------------------------------------------
         Net deferred tax assets                                          $    3,938        $   6,057
         -------------------------------------------------------------------------------------------------

          1. As of December 31, 2007, the Company had approximately $1,600,000 of net operating loss carryforwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carryforward is subject to Section 382 of the Internal Revenue Code and limits the Company's use to approximately $120,000 per year during the carryforward period, which expires in 2019.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2007 or 2006, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The Company's income tax (benefit) expense from discontinued operations was $(280,000) and $557,000 with effective rates of 41% and 215% for the years 2006 and 2005, respectively. There was no income (loss) from discontinued operations in 2007.

The Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $87,000, which was recorded as an increase to beginning retained earnings.

The following table presents a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2007 (in thousands):


Balance at January 1, 2007                                                               $     655
Changes in  unrecognized  tax benefits as a result of tax positions  taken during a
prior year                                                                                     (55)
Changes in  unrecognized  tax benefits as a result of tax position taken during the
current year                                                                                   465
Decreases  in  unrecognized  tax  benefits  relating  to  settlements  with  taxing
authorities                                                                                     --
Reductions to  unrecognized  tax benefits as a result of a lapse of the  applicable
statute of limitations                                                                         (32)
                                                                                             -----
Balance at December 31, 2007                                                             $   1,033
                                                                                             =====

The total amount of federal and state unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the effective tax rate was $806,000, net of federal tax benefit.

The Company expects a reduction (increase) of $64,000 in unrecognized tax benefits during the following year ending December 31, 2008 as a result of the lapse of federal and state statutes of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company's policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of interest recognized during the year ended December 31, 2007 was $6,000. The amount of interest recognized for all tax years subject to examination was $24,000. There were no penalties for unrecognized tax benefits accrued at December 31, 2007 or January 1, 2007, nor did the Company recognize any expense for penalties during 2007.

The Company is subject to income tax in the U. S. federal jurisdiction and numerous state jurisdictions. The Company's federal income tax returns for 2004 and 2005 have been examined by the Internal Revenue Service. U.S. federal income tax returns for tax year 2006 and 2007 remain subject to examination by the Internal Revenue Service ("IRS"). In addition, the Company is subject to state tax examinations for the tax years 2004 through 2007.

Note 16
Contingencies

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 17
Disclosures About Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2007, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters at December 31, 2007 and 2006:

         (In thousands)                                                       2007             2006
         -------------------------------------------------------------------------------------------------
         Conditional commitments to extend credit                        $  29,036        $  22,506
         Standby letters of credit                                           5,999            6,417
         Commercial letters of credit                                        4,147            2,650
         -------------------------------------------------------------------------------------------------

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2007 and 2006:

                                                              2007                         2006
                                                     -----------------------------------------------------
                                                       Carrying      Fair          Carrying      Fair
         (In thousands)                                 Amount       Value          Amount       Value
         -------------------------------------------------------------------------------------------------
         Balance sheet assets:
              Cash and cash equivalents              $  176,070  $  176,070       $  196,504   $  196,504
              Investment in debt and equity securities  171,706     171,706          102,749      102,749
              Loans, net                                492,175     495,335          497,533      494,735
              Accrued interest receivable                 4,710       4,710            4,140        4,140
---------------------------------------------------------------------------------------------------------
         Total                                       $  844,661  $  847,821       $  800,926   $  798,128
         ------------------------------------------------------------------------------------------------


         Balance sheet liabilities:
              Deposits                               $  273,596  $  273,596       $  289,894   $  289,894
              Accounts and drafts payable               513,734     513,734          468,393      468,393
              Short-term borrowings                         219         219              181          181
              Subordinated convertible debentures         3,688       3,786            3,700        3,110
              Accrued interest payable                      588         588              744          744
         ------------------------------------------------------------------------------------------------
         Total                                       $  791,825  $  791,923       $  762,912   $  762,322
         ------------------------------------------------------------------------------------------------

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

Note 18
Industry Segment Information

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

Summarized information about the Company's operations in each industry segment for the years ended December 31, 2007, 2006 and 2005, is as follows:

                                                                                           Corporate
                                                     Information        Banking               and
(In thousands)                                        Services         Services          Eliminations       Total
-------------------------------------------------------------------------------------------------------------------
2007
Fee revenue and other income:
       Income from customers                       $   46,498        $   1,702          $      --       $   48,200
       Intersegment income (expense)                    5,155            1,752             (6,907)              --
Net interest income (expense) after
provision for loan losses:
       Interest from customers                         27,103           13,379                 --           40,482
       Intersegment interest                              278             (278)                --               --
Depreciation and amortization                           2,118              385                 16            2,519
Income taxes                                            5,852            2,296                 --            8,148
Net income from continuing operations                  14,363            3,432                 --           17,795
Goodwill                                                7,335              136                 --            7,471
Other intangible assets, net                              877               --                 --              877
Total assets                                       $  588,408        $ 345,750          $ (31,118)      $  903,040
------------------------------------------------------------------------------------------------------------------
2006
Fee revenue and other income:
       Income from customers                       $   41,180        $   1,641          $      --       $   42,821
       Intersegment income (expense)                    1,487            1,741             (3,228)              --
Net interest income (expense) after
provision for loan losses:
       Interest from customers                         25,500           13,784                 --           39,284
       Intersegment interest                              349             (349)                --               --
Depreciation and amortization                           1,889              379                 --            2,268
Income taxes                                            5,431            2,936                 --            8,367
Net income from continuing operations                  11,151            4,310                 --           15,461
Goodwill                                                7,335              136                 --            7,471
Other intangible assets, net                            1,156               --                 --            1,156
Total assets                                      $   527,227      $   333,454         $   (2,210)     $   858,471
------------------------------------------------------------------------------------------------------------------
2005
Fee revenue and other income:
       Income from customers                       $   35,901        $   2,752          $      --       $   38,653
       Intersegment income (expense)                    1,323            1,597             (2,920)              --
Net interest income (expense) after
provision for loan losses:
       Interest from customers                         19,436           13,353                 --           32,789
       Intersegment interest                              163             (163)                --               --
Depreciation and amortization                           1,865              278                 --            2,143
Income taxes                                            2,615            2,367                 --            4,982
Net income from continuing operations                   6,499            4,745                 --           11,244
Goodwill                                                4,262              136                 --            4,398
Other intangible assets, net                              935               --                 --              935
Assets related to discontinued operations                  --               --                400              400
Total assets                                       $  489,857         $338,107          $  (9,266)        $818,698
------------------------------------------------------------------------------------------------------------------

Note 19
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) as of December 31, 2007 and 2006, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2007.

                                                                               Condensed Balance Sheets
                                                                                      December 31
                                                                          --------------------------------
(In thousands)                                                                2007                    2006
----------------------------------------------------------------------------------------------------------
Assets:
     Cash and due from banks                                           $     15,895            $    10,472
     Short-term investments                                                 101,886                127,419
     Securities available for sale,
         at fair value                                                      168,978                 98,519
     Loans, net                                                             245,898                234,718
     Investment in subsidiary                                                37,963                 38,641
     Premises and equipment, net                                             11,480                 11,574
     Other assets                                                            44,270                 44,525
----------------------------------------------------------------------------------------------------------
Total assets                                                           $    626,370            $   565,868
----------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
     Accounts and drafts payable                                       $    513,734            $   468,393
     Subordinated convertible debentures                                      3,688                  3,700
     Other liabilities                                                        9,496                  9,854
----------------------------------------------------------------------------------------------------------
Total liabilities                                                           526,918                481,947
Total shareholders' equity                                                   99,452                 83,921
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $    626,370            $   565,868
----------------------------------------------------------------------------------------------------------

                                                                   Condensed Statements of Income
                                                                  For the Years Ended December 31,
                                                             ---------------------------------------------
(In thousands)                                                2007              2006           2005
----------------------------------------------------------------------------------------------------------
Income from subsidiary:
     Dividends                                             $  4,117         $   3,655       $  3,200
     Interest                                                   347               422            197
     Management fees                                          1,722             1,487          1,323
----------------------------------------------------------------------------------------------------------
     Income from subsidiary                                   6,186             5,564          4,720
Information services revenue                                 45,642            40,343         35,901
Net interest income after provision                          25,711            23,401         18,189
Gains on sales of investment securities                          --                -             547
Other income                                                    857              838             608
----------------------------------------------------------------------------------------------------------
              Total income                                 $ 78,396         $  70,146       $ 59,965
----------------------------------------------------------------------------------------------------------
Expenses:
     Salaries and employee benefits                        $ 41,845         $  37,479       $ 33,337
     Other expenses                                          12,219            12,430         14,315
----------------------------------------------------------------------------------------------------------
              Total expenses                               $ 54,064         $  49,909       $ 47,652
----------------------------------------------------------------------------------------------------------
Income before income tax and equity in
     undistributed income of subsidiary                      24,332            20,237         12,313
Income tax expense                                            5,852             5,431          2,614
----------------------------------------------------------------------------------------------------------
Income before undistributed income
     of subsidiary                                           18,480            14,806          9,699
(Excess of dividends over) equity in undistributed
     Income of subsidiary                                      (685)              260          1,247
----------------------------------------------------------------------------------------------------
Net income                                                 $ 17,795          $ 15,066        $10,946
----------------------------------------------------------------------------------------------------------

Condensed Statements of Cash Flows
                                                                  For the Years Ended December 31,
                                                             ---------------------------------------------
(In thousands)                                                2007              2006           2005
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                        $    17,795        $   15,066     $  10,946
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Equity in undistributed income
         of subsidiary                                         685              (260)       (1,247)
       Net change in other assets                             (514)           (6,288)           41
       Net change in other liabilities                        (322)            2,457        (1,350)
       Amortization of stock bonus awards                      648               196           134
       Other, net                                            2,073             1,889         1,743
----------------------------------------------------------------------------------------------------------
         Net cash provided by
             operating activities                           20,365            13,060        10,267
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net increase in securities                            (68,648)           (8,065)      (18,975)
     Net increase (decrease) in loans                      (11,180)           35,861       (53,753)
     Payment for business acquisitions, net of
       cash acquired                                            --            (3,172)           --
     Purchases of premises and equipment, net               (1,904)           (2,188)       (1,344)
----------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by investing activities(81,732)           22,436       (74,072)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in accounts
       and drafts payable                                   45,341            22,582        87,338
     Cash dividends paid                                    (4,118)           (3,666)       (3,201)
     Purchases of common shares for treasury                    --              (870)       (1,434)
     Other financing activities                                 34               325           136
----------------------------------------------------------------------------------------------------------
       Net cash provided by
        financing activities                                41,257            18,371        82,839
----------------------------------------------------------------------------------------------------------
     Net (decrease)  increase in cash and
       cash equivalents                                    (20,110)           53,867        19,034
Cash and cash equivalents at beginning of year             137,891            84,024        64,990
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year               $   117,781        $  137,891     $  84,024
----------------------------------------------------------------------------------------------------------

Note 20
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

                                                 First        Second           Third         Fourth
(In thousands, except per share data)           Quarter       Quarter         Quarter        Quarter         YTD
-------------------------------------------------------------------------------------------------------------------------------
2007
Fee revenue and other income                    $11,863      $  12,051      $ 12,070        $12,216      $ 48,200
Interest income                                  11,996         12,282        12,718         12,350        49,346
Interest expense                                  2,011          2,037         2,043          1,873         7,964
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income                            9,985         10,245        10,675         10,477        41,382
Provision for loan losses                           225            225           225            225           900
Operating expenses                               15,333         15,932        15,664         15,810        62,739
Income tax expense                                2,104          1,947         2,179          1,918         8,148
-------------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations             4,186          4,192         4,677          4,740        17,795
Net income                                      $ 4,186      $   4,192      $  4,677        $ 4,740      $ 17,795
===============================================================================================================================
Net income per share:
   Basic earnings per share from
     continuing operations                      $   .45      $    .46       $    .51         $  .53      $   1.95
     Basic earnings per share                       .45           .46            .51            .53          1.95
   Diluted earnings per share from
     continuing operations                          .45           .45            .50            .50          1.90
   Diluted earnings per share                       .45           .45            .50            .50          1.90

2006
Fee revenue and other income                    $10,466      $ 10,354       $ 10,928        $11,073      $ 42,821
Interest income                                  10,956        11,374         12,251         12,472        47,053
Interest expense                                  1,315         1,514          1,781          2,009         6,619
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income                            9,641         9,860         10,470         10,463        40,434
Provision for loan losses                           150           150            200            650         1,150
Operating expense                                13,869        14,284         15,021         15,103        58,277
Income tax expense                                2,136         2,056          2,205          1,970         8,367
-------------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations             3,952         3,724          3,972          3,813        15,461
Net loss from discontinued
   operations before income taxes                    --          (325)          (150)          (200)         (675)
Provision for income taxes                           --           136             62             82           280
-------------------------------------------------------------------------------------------------------------------------------
Net loss from discontinued operations                --          (189)           (88)          (118)         (395)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                      $ 3,952      $  3,535      $   3,884        $ 3,695      $ 15,066
-------------------------------------------------------------------------------------------------------------------------------
Net income per share:
   Basic earnings per share from
     continuing operations                      $   .43      $    .41      $     .43        $   .42      $   1.69
   Basic earnings per share from
     discontinued operations                          --         (.02)            --           (.02)        (0.04)
   Basic earnings per share                         .43           .39            .43            .40          1.65
   Diluted earnings per share from
     continuing operations                          .43           .39            .43           0.40          1.65
   Diluted earnings per share from
     discontinued operations                          --         (.02)          (.01)          (.01)        (0.04)
   Diluted earnings per share                       .43           .37            .42            .39          1.61
-------------------------------------------------------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the PCAOB, the Company's internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP


St. Louis, Missouri
March 11, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ----------------------------------------------------------------
        FINANCIAL DISCLOSURE
        -------------------

NONE

ITEM 9A.     CONTROLS AND PROCEDURES
             -----------------------
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

We have audited Cass Information Systems, Inc.'s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP


St. Louis, Missouri
March 11, 2008

ITEM 9B.      OTHER INFORMATION
              -----------------

NONE

                                    PART III.
                                   ----------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE
         -------------------------------------------------------------
         REGISTRANT
         ----------

Information required by this Item 10 is incorporated herein by reference from the following sections of the Company's definitive Proxy Statement for its 2008 Annual Meeting of Shareholders ("2008 Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission (SEC) no later than 120 days after the close of the fiscal year: "Election of Directors" and "Executive Officers" (please note that "Section 16(a) Beneficial Ownership Reporting Compliance" is within the "Executive Officers" section).

The Company has adopted a Code of Conduct and Business Ethics policy, applicable to all Company directors, executive officers and employees. The policy is publicly available and can be viewed on the Company's website at www.cassinfo.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding the amendment to, or a waiver of, a provision of this policy that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

Information required pursuant to this Item 11 is incorporated herein by reference from the sections entitled "Executive Officers" and "Election of Directors" of the Company's 2008 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------
              AND RELATED STOCKHOLDER MATTERS
              -------------------------------

Information required pursuant to this Item 12 is incorporated herein by reference from the section entitled "Executive Officers" of the Company's 2008 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
             -----------------------------------------------------------
             INDEPENDENCE
             ------------

Information required by this Item 13 is incorporated herein by reference from the section entitled "Election of Directors" of the Company's 2008 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
             --------------------------------------

Information concerning our principal accountant's fees and services is incorporated herein by reference from the section "Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2008 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

                                    PART IV.
                                    --------

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
             ------------------------------------------

          (a) The following documents are incorporated by reference in or filed as an exhibit to this Report:

               (1) and (2) Financial Statements and Financial Statement
               Schedules

               Included in Item 8 of this report.

          (3)  Exhibits listed under (b) of this Item 15.

(b)  Exhibits
     --------

               2.1 GEMS Asset Purchase Agreement, incorporated by reference to the current report on Form 8-K, filed with the SEC on January 4, 2006 (File No 333 - 44497).

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

               3.3 Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 18, 2007 (File No. 333 - 44497).

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

               10.4 Amended and Restated 2007 Omnibus Incentive Stock Plan,
                    incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333-44497).

               10.5 Amendment and Restatement of the Supplemental Executive
                    Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No 333 - 44497).

               10.6 Form of Restricted Stock Agreement Award Agreement,
                    incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No 333 - 44497).

               10.7 Form of Stock Appreciation Rights Award Agreement,
                    incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No 333 - 44497).

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

                                      CASS INFORMATION SYSTEMS, INC.

Date:  March 11, 2008                 By         /s/ Lawrence A. Collett
                                       ----------------------------------------
                                                    Lawrence A. Collett
                                           Chairman and Chief Executive Officer
                                             (Principal Executive Officer)

Date:  March 11, 2008                By        /s/ P. Stephen Appelbaum
                                        ----------------------------------------
                                                P. Stephen Appelbaum
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.



Date:  March 11, 2008         By              /s/ K. Dane Brooksher
                                   --------------------------------------------
                                                  K. Dane Brooksher

Date:  March 11, 2008         By              /s/ Eric H. Brunngraber
                                   --------------------------------------------
                                                  Eric H. Brunngraber

Date:  March 11, 2008         By              /s/ Bryan S. Chapell
                                   --------------------------------------------
                                                  Bryan S. Chapell

Date:  March 11, 2008         By              /s/ Lawrence A. Collett
                                   --------------------------------------------
                                                  Lawrence A. Collett

Date:  March 11, 2008         By              /s/ Robert A. Ebel
                                   --------------------------------------------
                                                  Robert A. Ebel

Date:  March 11, 2008         By              /s/ Benjamin F. Edwards, IV
                                   --------------------------------------------
                                                  Benjamin F. Edwards, IV

Date:  March 11, 2008         By              /s/ John L. Gillis, Jr.
                                   --------------------------------------------
                                                  John L. Gillis, Jr.

Date:  March 11, 2008         By              /s/ Wayne J. Grace
                                   --------------------------------------------
                                                  Wayne J. Grace

Date:  March 11, 2008         By              /s/ Harry J. Krieg
                                   --------------------------------------------
                                                  Harry J. Krieg

Date:  March 11 2008          By              /s/ James J. Lindemann
                                   --------------------------------------------
                                                  James J. Lindemann

Date:  March 11, 2008         By              /s/ A. J. Signorelli
                                   --------------------------------------------
                                                  A. J. Signorelli

Date:  March 11, 2008         By              /s/ Franklin D. Wicks, Jr.
                                   --------------------------------------------
                                                  Franklin D. Wicks, Jr.