Form 10-Q
period 2008-03-31
CASS INFORMATION SYSTEMS INC
filed 2008-05-09
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one)    Large Accelerated Filer |_|        Accelerated Filer         |X|

               Non-Accelerated Filer   |_|        Smaller Reporting Company |_|
    (Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes |_|    No |X|

      The number of shares outstanding of registrant's only class of stock as of May 2, 2008: Common stock, par value $.50 per share - 9,261,432 shares outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

    Item 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheets
               March 31, 2008 (unaudited) and December 31, 2007 ............   3

             Consolidated Statements of Income
               Three months ended March 31, 2008 and 2007 (unaudited) ......   4

             Consolidated Statements of Cash Flows
               Three months ended March 31, 2008 and 2007 (unaudited) ......   5

             Notes to Consolidated Financial Statements (unaudited) ........   6

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ....................................  12

    Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....  21

    Item 4.  CONTROLS AND PROCEDURES .......................................  21

PART II - Other Information - Items 1. - 6. ................................  21

        SIGNATURES .........................................................  23

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in the section Part I, Item 1A, "Risk Factors" of the Company's 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)

                                                                   March 31,      December 31,
                                                                     2008            2007
                                                                 -----------     -----------
Assets
Cash and due from banks                                          $    30,491     $    26,719
Federal funds sold and other short-term investments                   11,284         149,351
                                                                 -----------     -----------
      Cash and cash equivalents                                       41,775         176,070
                                                                 -----------     -----------
Securities available-for-sale, at fair value                         208,178         171,706

Loans                                                                541,944         498,455
      Less: Allowance for loan losses                                  6,257           6,280
                                                                 -----------     -----------
            Loans, net                                               535,687         492,175
                                                                 -----------     -----------
Premises and equipment, net                                           12,513          12,771
Investment in bank-owned life insurance                               12,678          12,544
Payments in excess of funding                                         20,309          11,664
Goodwill                                                               7,471           7,471
Other intangible assets, net                                             807             877
Other assets                                                          18,100          17,762
                                                                 -----------     -----------
               Total assets                                      $   857,518     $   903,040
                                                                 ===========     ===========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
      Noninterest-bearing                                        $    86,322     $    93,190
      Interest-bearing                                               136,010         180,406
                                                                 -----------     -----------
            Total deposits                                           222,332         273,596
Accounts and drafts payable                                          515,743         513,734
Subordinated convertible debentures                                    3,605           3,688
Other liabilities                                                     11,470          12,570
                                                                 -----------     -----------
            Total liabilities                                        753,150         803,588
                                                                 -----------     -----------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
   shares authorized and no shares issued                                 --              --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized: 9,949,324
   shares issued at March 31, 2008 and
   December 31, 2007                                                   4,975           4,975
Additional paid-in capital                                            45,140          45,837
Retained earnings                                                     69,598          66,690
Common shares in treasury, at cost (690,592 shares at
   March 31, 2008 and 740,642 shares at December 31, 2007)           (15,097)        (16,118)
Accumulated other comprehensive loss                                    (248)         (1,932)
                                                                 -----------     -----------
            Total shareholders' equity                               104,368          99,452
                                                                 -----------     -----------
               Total liabilities and shareholders' equity        $   857,518     $   903,040
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

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                     For The Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                           2008       2007
Fee Revenue and Other Income:
Information services payment and processing revenue                      $12,047    $11,249
Bank service fees                                                            331        393
Other                                                                        233        221
                                                                         -------    -------
         Total fee revenue and other income                               12,611     11,863
                                                                         -------    -------

Interest Income:
Interest and fees on loans                                                 8,275      8,988
Interest and dividends on securities:
      Taxable                                                                 28        243
      Exempt from federal income taxes                                     1,701        910
Interest on federal funds sold and
   other short-term investments                                              996      1,855
                                                                         -------    -------
         Total interest income                                            11,000     11,996
                                                                         -------    -------

Interest Expense:
Interest on deposits                                                       1,185      1,960
Interest on short-term borrowings                                             --          2
Interest on subordinated convertible debentures                               52         49
                                                                         -------    -------
         Total interest expense                                            1,237      2,011
                                                                         -------    -------
            Net interest income                                            9,763      9,985
Provision for loan losses                                                    450        225
                                                                         -------    -------
            Net interest income after provision for loan losses            9,313      9,760
                                                                         -------    -------

Operating Expense:
Salaries and employee benefits                                            12,437     11,539
Occupancy                                                                    540        490
Equipment                                                                    824        812
Amortization of intangible assets                                             70         70
Other operating                                                            2,489      2,422
                                                                         -------    -------
         Total operating expense                                          16,360     15,333
                                                                         -------    -------
            Income before income tax expense                               5,564      6,290
Income tax expense                                                         1,545      2,104
                                                                         -------    -------
            Net income                                                   $ 4,019    $ 4,186
                                                                         =======    =======

Basic earnings per share                                                 $   .44    $   .45
Diluted earnings per share                                                   .43        .45

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                    For The Three Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                        2008          2007
Cash Flows From Operating Activities:
Net income                                                           $   4,019     $   4,186
Adjustments to reconcile net income to net cash provided
   by operating activities:
         Depreciation and amortization                                   1,036           645
         Provision for loan losses                                         450           225
         Stock-based compensation expense                                  227           139
         Deferred income tax expense                                         9           986
         (Decrease) increase in income tax liability                    (1,258)          972
         Increase in pension liability                                     494           479
         Other operating activities, net                                (1,528)       (1,430)
                                                                     ---------     ---------
         Net cash provided by operating activities                       3,449         6,202
                                                                     ---------     ---------

Cash Flows From Investing Activities:
Proceeds from maturities of securities available-for-sale                4,106        17,000
Purchase of securities available-for-sale                              (38,367)      (44,904)
Net increase in loans                                                  (43,962)      (26,479)
Increase in payments in excess of funding                               (8,645)       (3,192)
Purchases of premises and equipment, net                                  (329)         (248)
                                                                     ---------     ---------
            Net cash used in investing activities                      (87,197)      (57,823)
                                                                     ---------     ---------

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                     (6,868)      (15,806)
Net decrease in interest-bearing demand and savings deposits            (7,425)      (12,777)
Net (decrease) increase in time deposits                               (36,971)       12,189
Net increase in accounts and drafts payable                              2,009        15,619
Net decrease in short-term borrowings                                     (195)         (154)
Cash dividends paid                                                     (1,111)       (1,005)
Other financing activities, net                                             14            37
                                                                     ---------     ---------
            Net cash used in financing activities                      (50,547)       (1,897)
                                                                     ---------     ---------
Net decrease in cash and cash equivalents                             (134,295)      (53,518)
Cash and cash equivalents at beginning of period                       176,070       196,504
                                                                     ---------     ---------
Cash and cash equivalents at end of period                           $  41,775     $ 142,986
                                                                     =========     =========

Supplemental information:
            Cash paid for interest                                   $   1,425     $   1,939
            Cash paid for income taxes                                     736           186

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company issued a 10% stock dividend on December 17, 2007 and the share and per share information have been restated for all periods presented in the accompanying consolidated financial statements. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s ("the Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended March 31, 2008 and December 31, 2007 are as follows:

                                                       March 31, 2008                         December 31, 2007
======================================================================================================================
                                             Gross Carrying       Accumulated       Gross Carrying         Accumulated
(In Thousands)                                   Amount          Amortization           Amount            Amortization
======================================================================================================================
Assets eligible for amortization:
   Software                                     $   862           $  (618)              $   862              $  (574)
   Customer List                                    750              (187)                  750                 (161)
----------------------------------------------------------------------------------------------------------------------
            Total                                 1,612              (805)                1,612                 (735)
----------------------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                                       7,698              (227)*               7,698                 (227)*
----------------------------------------------------------------------------------------------------------------------
         Total unamortized intangibles            7,698              (227)                7,698                 (227)
----------------------------------------------------------------------------------------------------------------------
Total intangible assets                         $ 9,310           $(1,032)              $ 9,310              $  (962)
----------------------------------------------------------------------------------------------------------------------

* Amortization through December 31, 2001 prior to adoption of SFAS No. 142.

Software is amortized over four to five years and the customer list is amortized over seven years. Amortization of intangible assets amounted to $70,000 for the three-month periods ended March 31, 2008 and 2007. Estimated amortization of intangibles over the next five years is as follows: $280,000 in 2008, $222,000 in 2009 and $107,000 in 2010, 2011 and 2012.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at March 31, 2008 was $457,000.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended March 31, 2008 and 2007 are as follows:

                                                                                               Three Months Ended
                                                                                                    March 31
                                                                                           -------------------------
(Dollars in thousands, except per share data)                                              2008                 2007
======================================================================================================================
     Basic
           Net income                                                                   $    4,019          $    4,186
           Weighted-average common shares outstanding                                    9,174,415           9,140,021
     -----------------------------------------------------------------------------------------------------------------
           Basic earnings per share                                                     $      .44          $      .45
     -----------------------------------------------------------------------------------------------------------------
     Diluted
           Net income                                                                   $    4,019          $    4,186
           Net income effect of 5.33% convertible debentures                                    25                  27
     -----------------------------------------------------------------------------------------------------------------
           Net income                                                                        4,044               4,213
     -----------------------------------------------------------------------------------------------------------------
           Weighted-average common shares outstanding                                    9,174,415           9,140,021
           Effect of dilutive stock options and awards                                     108,025             103,115
           Effect of 5.33% convertible debentures                                          185,134             189,989
     -----------------------------------------------------------------------------------------------------------------
           Weighted-average common shares outstanding assuming dilution                  9,467,574           9,433,125
     -----------------------------------------------------------------------------------------------------------------
           Diluted earnings per share                                                   $      .43          $      .45
     -----------------------------------------------------------------------------------------------------------------

Share and per share data for 2007 in the schedule above have been restated for the 10% stock dividend issued on December 17, 2007.

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's Common Stock. The Company did not repurchase any shares during the three-month periods ended March 31, 2008 and 2007. As of March 31, 2008, 300,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the three-month periods ended March 31, 2008 and 2007, unrealized gains and losses on securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2008 and 2007 is summarized as follows:

                                                          Three Months Ended
                                                                March 31,
                                                         --------------------
   (In Thousands)                                          2008         2007
   ==========================================================================
   Net income                                            $ 4,019      $ 4,186

   Other comprehensive income:
         Net unrealized gain (loss) on securities
            available-for-sale, net of tax                 1,684         (133)
   --------------------------------------------------------------------------
   Total comprehensive income                            $ 5,703      $ 4,053
   --------------------------------------------------------------------------

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

The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value.

All revenue originates from and all long-lived assets are located within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

Summarized information about the Company's operations in each industry segment for the three-month periods ended March 31, 2008 and 2007, is as follows:

                                                           Corporate,
                                 Information    Banking   Eliminations
(In Thousands)                     Services    Services     and Other     Total
================================================================================
Quarter Ended March 31, 2008
   Total Revenues:
      Revenue from customers       $ 18,462    $  3,462     $     --    $ 21,924
      Intersegment revenue            1,234         206       (1,440)         --
   Net income                         3,456         563           --       4,019
   Total assets                     594,457     316,348      (53,287)    857,518
   Goodwill                           7,335         136           --       7,471
   Other intangible assets, net         807          --           --         807
Quarter Ended March 31, 2007
   Total Revenues:
      Revenue from customers       $ 17,743    $  3,880     $     --    $ 21,623
      Intersegment revenue              487         348         (835)         --
   Net income                         3,194         992           --       4,186
   Total assets                     546,245     324,686       (9,245)    861,686
   Goodwill                           7,335         136           --       7,471
   Other intangible assets, net       1,086          --           --       1,086

Note 8 - Loans by Type

(In Thousands)                               March 31, 2008    December 31, 2007
================================================================================
Commercial and industrial                        $124,185           $100,827

    Mortgage                                      374,359            360,907
    Construction                                   38,000             31,082
Industrial revenue bonds                            4,062              4,149
Other                                               1,338              1,490
--------------------------------------------------------------------------------
Total loans                                      $541,944           $498,455
================================================================================

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2008, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2008, the balance of unused loan commitments, standby and commercial letters of credit were $27,315,000, $6,861,000 and $3,538,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments, time deposits and convertible subordinated debentures at March 31, 2008:

                                                        Amount of Commitment Expiration per Period
                                                        ------------------------------------------
                                                             Less than     1-3        3-5       Over 5
(In Thousands)                                      Total      1 Year     Years      Years      Years
======================================================================================================
Operating lease commitments                        $ 3,592    $   717    $   951    $   852    $ 1,072
Time deposits                                       45,655     42,219      2,251      1,185         --
Convertible subordinated debentures*                 3,605         --         --         --      3,605
------------------------------------------------------------------------------------------------------
      Total                                        $52,852    $42,936    $ 3,202    $ 2,037    $ 4,677
======================================================================================================

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

Note 10 - Stock-Based Compensation

In 2007, the Board and the Company's shareholders approved the 2007 Omnibus Incentive Stock Plan (the "Omnibus Plan"). The Omnibus Plan permits the issuance of up to 880,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. During the quarter ended March 31, 2008, 29,554 restricted stock shares and 109,755 stock appreciation rights were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted shares are amortized to expense over the three-year vesting period. As of March 31, 2008, the total unrecognized compensation expense related to non-vested common stock was $1,905,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

Changes in restricted shares outstanding were as follows:

                                                     Shares     Fair Value
     ---------------------------------------------------------------------
     Balance at December 31, 2007                    60,349       $31.28
     Granted                                         29,554        28.41
     Vested                                         (18,814)       30.41
     Forfeited                                           --           --
     ---------------------------------------------------------------------
     Balance at March 31, 2008                       71,089       $30.23

     ---------------------------------------------------------------------

Stock options vest and expire over a period not to exceed seven years. The Company issues shares out of treasury stock for restricted shares and option exercises. There were no stock options granted under the old plan during the three-month periods ended March 31, 2008 and 2007. As of March 31, 2008, the total unrecognized compensation expense related to non-vested stock options was $94,000 and the related weighted-average period over which it is expected to be recognized is approximately 3.8 years.

A summary of the Company's stock option program for the three-month period ended March 31, 2008 is shown below.

                                                        Weighted-       Average        Aggregate
                                                         Average       Remaining       Intrinsic
                                                        Exercise      Contractual        Value
                                           Shares         Price        Term Years        ($000)
                                          ======================================================
Outstanding at January 1, 2008             95,329      $   13.99
Granted                                        --             --
Exercised                                 (24,116)         10.44
Forfeited or expired                           --             --
                                          -------      ---------
Outstanding at March 31, 2008              71,213          15.19          3.31        $    1,165
                                          ======================================================
Exercisable at March 31, 2008              14,693      $   11.53          2.31        $      294
                                          ======================================================

The total intrinsic value of options exercised was $509,000 and $5,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

A summary of the activity of the non-vested stock options during the three-month period ended March 31, 2008 is shown below.

                                                      Weighted- Average
                                                         Grant Date
                                            Shares       Fair Value
-----------------------------------------------------------------------
Nonvested at January 1, 2008                77,076         $2.29
Granted                                         --            --
Vested                                     (20,556)         1.80
Forfeited                                       --            --
-----------------------------------------------------------------------
Nonvested at March 31, 2008                 56,520         $2.46
=======================================================================

There were 109,755 stock appreciation rights granted during the three-month period ended March 31, 2008. As of March 31, 2008, the total unrecognized compensation expense related to stock appreciation rights was $820,000 and the related weighted-average period over which it is expected to be recognized is
6.8 years. Following are the assumptions used to estimate the $7.65 per share fair value of stock appreciation rights granted during the three-month period ended March 31, 2008:

                                                     Three Months Ended
                                                          March 31,
                                                            2008
       ----------------------------------------------------------------
       Risk-free interest rate                              3.01%
       Expected life                                        7 yrs.
       Expected volatility                                  26.00%
       Expected dividend yield                              1.69%
       ----------------------------------------------------------------

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield for the period equal to the expected life of the options at the time of the grant. The expected life was derived using the historical exercise activity. The Company uses historical volatility for a period equal to the expected life of the rights using average monthly closing market prices of the Company's stock as reported on the Nasdaq Global Market. The expected dividend yield is based on the Company's current rate of annual dividends.

Note 11 - Defined Pension Plans

The Company has a noncontributory defined benefit pension plan which covers most of its employees. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years. Disclosure information is based on a measurement date of December 31 of the corresponding year.

The following table represents the components of the net periodic pension costs for 2007 and an estimate for 2008:

                                                        Estimated    Actual
     (In Thousands)                                       2008        2007
     ----------------------------------------------------------------------
     Service cost - benefits earned during the year     $ 1,562     $ 1,622
     Interest cost on projected benefit obligation        1,932       1,771
     Expected return on plan assets                      (2,110)     (1,865)
     Net amortization                                        47         197
     ----------------------------------------------------------------------
     Net periodic pension cost                          $ 1,431     $ 1,725
     ----------------------------------------------------------------------

Pension costs recorded to expense were $358,000 and $403,000 for the three-month periods ended March 31, 2008 and 2007, respectively. The Company has not made any contribution to the plan during the three-month period ended March 31, 2008, but expects to contribute at least $1,800,000 in 2008.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2007 and an estimate for 2008:

                                                        Estimated     Actual
     (In Thousands)                                        2008        2007
     -----------------------------------------------------------------------
     Service cost - benefits earned during the year      $     73    $    44
     Interest cost on projected benefit obligation            268        233
     Net amortization                                         235        249
     -----------------------------------------------------------------------
     Net periodic pension cost                           $    576    $   526
     -----------------------------------------------------------------------

Pension costs recorded to expense were $147,000 and $86,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

Note 12 - Income Taxes

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.

The Company had unrecognized tax benefits of approximately $1,033,000 as of December 31, 2007. The total amount of federal and state unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the effective tax rate was $806,000, net of federal tax benefit. There have been no material changes to the unrecognized tax benefits during the three months ended March 31, 2008. The Company may realize a reduction of its unrecognized tax benefits in the next twelve months due to a potential lapse of federal and state statutes of limitations. The amount of such a potential reduction is not material.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest accrued for unrecognized tax benefits as of December 31, 2007 was immaterial and the amount of interest recognized during the three months ended March 31, 2008 was immaterial.

The Company is subject to income tax in the U. S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2006 and 2007 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2004 through 2007.

Note 13 - Fair Value of Assets

Effective January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). In accordance with the FASB Staff Position 157-2, "Effective Date of SFAS No. 157," the Company has not applied the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities such as real estate owned and goodwill. The Company uses fair value measurements to determine fair value disclosures.

The following is a description of valuation methodologies used for assets recorded at fair value:

Investment Securities Available for Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company's securities available-for sale are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include observable inputs rather than "significant unobservable inputs" and therefore fall into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis:

                                                        March 31, 2008
                                                        --------------
                     Treasury Securities                  $   1,996
                     State and Municipal Securities         206,182
                                                          ---------
                                                          $ 208,178
                                                          =========

Loans - The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." At March 31, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. The total principal balance of impaired loans measured at fair value at March 31, 2008 was $1,947,000.

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

The specific payment and information processing services provided to each customer are developed individually to meet each customer's requirements, which can vary greatly. In addition, the degree of automation such as electronic data interchange, imaging, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies among the customer base. In general, however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates, which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest paid on its deposits. The Bank also assesses fees on other services such as cash management services.

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

Currently, management views Cass's major opportunity as the continued expansion of its payment and information processing service offering and customer base. While the current economic slow down may reduce the short-term growth rate, management remains optimistic about the long-term prospects for growth. With the recent significant drop in short-term interest rates, the major challenge faced by Cass is the prudent management of earning assets and interest bearing liabilities. Management actively monitors Cass's balance sheet and has already taken a number of actions to reduce the interest rate sensitivity of its earning assets and lower the cost of its interest bearing liabilities in an effort to mute the effect the lower interest rate environment has on Cass.

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

Pension Plans. The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2007, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 12 to the consolidated financial statements filed with the Company's annual report on Form 10-K for the year ended December 31, 2007. Pursuant to Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), the Company has recognized the funded status of its defined benefit postretirement plan in its statement of financial position and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2008 ("First Quarter of 2008") compared to the three-month period ended March 31, 2007 ("First Quarter of 2007"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2007 Annual Report on Form 10-K. Results of operations for the First Quarter of 2008 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                                        Three Months Ended
                                                                             March 31,
                                                               ------------------------------------
                                                                                               %
      (Dollars in thousands, except per share data)               2008          2007         Change
      =============================================================================================
      Net income                                               $   4,019     $   4,186       (4.0)%
      Diluted earnings per share                               $     .43     $     .45       (4.4)%
      Return on average assets                                     1.84%          1.97%        --
      Return on average equity                                    16.12%         20.12%        --
      ---------------------------------------------------------------------------------------------

Fee Revenue and Other Income

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the First Quarter of 2008 and First Quarter of 2007 were as follows:

                                                                    Three Months Ended
                                                                         March 31
                                                           ------------------------------------
                                                                                           %
         (In Thousands)                                        2008         2007         Change
         ======================================================================================
         Freight Core Invoice Transaction Volume*               5,972         5,657       5.6%
         Freight Invoice Dollar Volume                     $3,857,573    $3,411,394      13.1%
         Utility Transaction Volume                             2,532         2,240      13.0%
         Utility Transaction Dollar Volume                 $2,235,890    $1,774,004      26.0%
         Payment and Processing Revenue                    $   12,047    $   11,249       7.1%
         --------------------------------------------------------------------------------------
         *Core invoices exclude parcel shipments.

Freight transaction volume and invoice dollar volume for the First Quarter of 2008 increased moderately compared to the same period in 2007 due to new customers. The increase in transaction and dollar volume from utility transactions increased primarily due to new customers as the growth of this division continues. The increase in utility transaction volume drove the increase in payment and processing revenue.

Bank service fees decreased $62,000 or 16%. This decrease was due primarily to a reduction in check processing volume. Other income increased $12,000 in the First Quarter of 2008.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the First Quarter of 2008 and First Quarter of 2007:

                                                                   Three Months Ended
                                                                        March 31,
                                                         ----------------------------------------
         (Dollars In Thousands)                            2008            2007            Change
         ========================================================================================
         Average earning assets                          $800,191        $779,623           2.6%
         Net interest income*                              10,704          10,515           1.8%
         Net interest margin*                                5.37%           5.47%           --
         Yield on earning assets*                            5.99%           6.52%           --
         Rate on interest bearing liabilities                3.05%           4.29%           --
         ----------------------------------------------------------------------------------------
         *Presented on a tax-equivalent basis assuming a tax rate of 35% in 2008 and 2007.

The increase in tax equivalent net interest income was due to a modest increase in average earning assets combined with a shift in the balances of earning assets from the relatively lower yielding federal funds sold and other short-term investments to longer term and relatively higher yielding non-taxable state and municipal securities. Yields on earning assets and rates paid on deposit accounts both decreased as the general level of interest rates decreased.

Total average loans decreased $12,513,000 or 2% to $504,192,000 for the First Quarter of 2008 as compared to the First Quarter of 2007. This decrease was attributable to the repayment of several commercial loans. Average investment in securities increased $61,786,000 or 53% to $178,590,000 and average federal funds sold and other short-term investments decreased $28,705,000 or 20% to $117,409,000 for the First Quarter of 2008 as compared to the First Quarter of 2007, as the Company redeployed assets in the face of a declining interest rate environment. Total average interest-bearing deposits for the First Quarter of 2008 declined $27,796,000 or 15% to $158,609,000 compared to the First Quarter of 2007, as higher cost time deposits were reduced to help counter the negative effects of the lower interest rates faced by the Company in the First Quarter of 2008. For more information on the changes in net interest income, please refer to the tables that follow.

The Company is negatively affected by decreases in the level of interest rates due to the fact that its rate-sensitive assets exceed its rate-sensitive liabilities. This is primarily due to the noninterest-bearing liabilities generated by the Company in the form of accounts and drafts payable. Changes in interest rates will affect some earning assets such as federal funds sold and floating rate loans, immediately and some earning assets, such as fixed rate loans and municipal bonds, over time.

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

                                                          First Quarter of 2008                      First Quarter of 2007
                                               --------------------------------------       --------------------------------------
                                                                Interest                                    Interest
                                                 Average        Income/        Yield/         Average        Income/        Yield/
(Dollars in thousands)                           Balance        Expense         Rate          Balance        Expense         Rate
==================================================================================================================================
Assets (1)
Earning assets:
      Loans (2,3):
         Taxable                               $  500,091      $   8,228        6.60%          510,465      $   8,916        7.08%
         Tax-exempt (4)                             4,101             72        7.04             6,240            112        7.31
Securities (5):
         Taxable                                    3,670             28        3.06            20,549            243        4.80
         Tax-exempt (4)                           174,920          2,617        6.00            96,255          1,399        5.90
Federal funds sold and other
         short-term investments                   117,409            996        3.40           146,114          1,856        5.15
----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                              800,191         11,941        5.99           779,623         12,526        6.52
Nonearning assets:
   Cash and due from banks                         22,111                                       25,386
Premises and equipment, net                        12,660                                       12,843
   Bank-owned life insurance                       12,591                                       12,069
   Goodwill and other intangibles, net              8,323                                        8,593
   Other assets                                    35,529                                       28,181
Allowance for loan losses                          (6,341)                                      (6,672)
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                   $  885,064                                   $  860,023
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
      deposits                                 $   75,927      $     377        1.99%       $   64,669      $     518        3.25%
   Savings deposits                                19,001             96        2.03            22,978            194        3.42
   Time deposits of
      $100 or more                                 40,298            438        4.36            69,282            890        5.21
   Other time deposits                             23,383            274        4.70            29,476            358        4.94
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                   158,609          1,185        3.00           186,405          1,960        4.27
   Short-term borrowings                               71              0        0.00               175              2        5.11
   Subordinated Debentures                          3,618             52        5.76             3,700             49        5.37
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                    162,298          1,237        3.06           190,280          2,011        4.29
Noninterest-bearing liabilities:
   Demand deposits                                 87,462                                       96,306
   Accounts and drafts payable                    521,245                                      476,275
   Other liabilities                               12,929                                       12,775
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                 783,934                                      775,636
Shareholders' equity                              101,130                                       84,387
Total liabilities and
   shareholders' equity                        $  885,064                                   $  860,023
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            $  10,704                                    $  10,515
Net interest margin                                                             5.37%                                        5.47%
Interest spread                                                                 2.93%                                        2.23%
==================================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2007 consolidated financial statements, filed with the Company's 2007 annual report on Form 10-K.
3. Interest income on loans includes net loan fees of $54,000 and $46,000 for the First Quarter of 2008 and 2007, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2007 and 2008. The tax-equivalent adjustment was approximately $941,000 and $530,000 for the First Quarter of 2008 and 2007, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

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

                                                                   First Quarter of
                                                                    2008 Over 2007
                                                            --------------------------------
(In Thousands)                                               Volume       Rate        Total
============================================================================================
Increase (decrease) in interest income:
   Loans (1,2):
      Taxable                                               $  (158)    $  (530)    $  (688)
      Tax-exempt (3)                                            (36)         (4)        (40)
   Securities:
      Taxable                                                  (149)        (66)       (215)
      Tax-exempt (3)                                          1,192          26       1,218
   Federal funds sold and other
      short-term investments                                   (316)       (544)       (860)
--------------------------------------------------------------------------------------------
Total interest income                                           533      (1,118)       (585)
--------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                              82        (223)       (141)
Savings deposits                                                (29)        (69)        (98)
   Time deposits of $100 or more                               (325)       (127)       (452)
   Other time deposits                                          (68)        (16)        (84)
   Short-term borrowings                                         (1)         (1)         (2)
   Subordinated debentures                                        5          (2)          3
--------------------------------------------------------------------------------------------
Total interest expense                                      $  (336)    $  (438)    $  (774)
--------------------------------------------------------------------------------------------
Net interest income                                         $   869     $  (680)    $   189
============================================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2008 and 2007.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the amount of loans charged off. Provisions for loan losses of $450,000 and $225,000 were recorded during the First Quarter of 2008 and the First Quarter of 2007, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There was $473,000 of net loan charge-offs in the First Quarter of 2008 and $5,000 of net loan recoveries in the First Quarter of 2007.

The allowance for loan losses at March 31, 2008 was $6,257,000 and at December 31, 2007 was $6,280,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2008 was 1.15% compared to 1.26% at December 31, 2007. Nonperforming loans were $2,443,000 or .45% of total loans at March 31, 2008 compared to $2,481,000 or .50% of total loans at December 31, 2007.

At March 31, 2008, nonperforming loans, which are also considered impaired, consisted of $1,947,000 in non-accrual loans as shown in the table below. This total consists of six loans that relate to businesses that are in bankruptcy, financial trouble or are in process of liquidation. Nonperforming loans at December 31, 2007 consisted of $1,985,000 in non-accrual loans and relate to five of the same borrowers. Total nonperforming loans increased $83,000 from March 31, 2007 to March 31, 2008. This increase was primarily due to the addition of four loans offset by two loan charge-offs.

In addition to the nonperforming loans discussed above, at March 31, 2008, approximately $4,370,000 of loans not included in the table below were identified by management as having potential credit problems. They may also be classified for regulatory purposes. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. Included in this balance is $2,564,000 related to one borrower that was renegotiated several years ago and although current under the new terms of the contract, management believes, due to the financial condition of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement. The remaining loans are closely monitored by management and have reserves established for the estimated loss exposure as part of the allowance analysis.

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

Summary of Asset Quality

The following table presents information as of and for the First Quarter of 2008 and First Quarter of 2007 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                          First Quarter of
                                                                     ------------------------
(Dollars in Thousands)                                                  2008           2007
=============================================================================================
Allowance at beginning of period                                     $   6,280      $   6,592

Provision charged to expense                                               450            225

Loans charged off                                                         (491)            --
Recoveries on loans previously charged off                                  18              5
---------------------------------------------------------------------------------------------
Net loan recoveries (charge-offs)                                         (473)             5

Allowance at end of period                                           $   6,257      $   6,822
---------------------------------------------------------------------------------------------
Loans outstanding:
      Average                                                        $ 504,192      $ 516,705
      March 31                                                         541,944        530,609
Ratio of allowance for loan losses to loans outstanding:
      Average                                                             1.24%          1.32%
      March 31                                                            1.15%          1.29%
Nonperforming loans:
      Nonaccrual loans                                                   1,947      $     764
      Loans past due 90 days or more                                       496             --
      Renegotiated loans                                                    --             --
---------------------------------------------------------------------------------------------
      Total non performing loans                                     $   2,443      $     764
      Foreclosed assets                                                  1,388             --
---------------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                          .48%           .15%
=============================================================================================

The Company had no sub-prime mortgage loans or residential development loans in its portfolio as of March 31, 2008. The Bank had one property carried as other real estate owned of $1,388,000, as of March 31, 2008 and December 31, 2007. The Bank had no properties carried as other real estate owned as of March 31, 2007.

Operating Expense

Total operating expense for the First Quarter of 2008 increased $1,027,000 or 7% to $16,360,000 compared to the First Quarter of 2007 due primarily to expenses related to the 7% growth in processing activity.

Salaries and benefits expense increased $898,000 or 8% to $12,437,000 in the First Quarter of 2008 compared with the First Quarter of 2007 primarily due to merit increases and additional headcount to service new transaction business.

Occupancy expense for the First Quarter of 2008 increased $50,000 or 10% to $540,000 from the First Quarter of 2007 primarily due to additional maintenance and repairs.

Equipment expense for the First Quarter of 2008 increased $12,000 or 1% compared to the First Quarter of 2007.

Amortization of intangible assets remained the same at $70,000 for the First Quarter of 2008 compared to the First Quarter of 2007.

Other operating expenses increased $67,000 to $2,489,000 for the First Quarter of 2008 compared to the First Quarter of 2007.

Income tax expense for the First Quarter of 2008 decreased $559,000 or 27% compared to the First Quarter of 2007. The effective tax rate for the First Quarter of 2008 declined to 27.8% compared with 33.4% in the First Quarter of 2007 primarily due to the increase in tax-exempt municipal securities held and related tax-exempt income.

Financial Condition

Total assets at March 31, 2008 decreased $45,522,000 or 5% from December 31, 2007. The most significant change in asset balances during this period was a decrease of $138,067,000 or 92% in federal funds sold and other short-term investments. Most of this decrease was offset by increases in longer term state and municipal securities and loans. This redeployment of assets was done to offset the negative impact the declining interest rate environment has on the Company.

Total liabilities at March 31, 2008 were $753,150,000, compared to the balance of $803,588,000 at December 31, 2007. Total deposits at March 31, 2008 were $222,332,000, a decrease of $51,264,000 or 19% compared to December 31, 2007 as higher cost time deposits were reduced to help counter the negative effects of the lower interest rate environment. Accounts and drafts payable at March 31, 2008 were $515,743,000, an increase of $2,009,000 or less than 1% compared to December 31, 2007. Total shareholders' equity at March 31, 2008 was $104,368,000, a $4,916,000 or 5% increase from December 31, 2007.

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

The increase in total shareholders' equity resulted from net income of $4,019,000, $227,000 from stock-based compensation expense, other miscellaneous activity of $97,000, a decrease of $1,684,000 in other comprehensive loss, offset by dividends paid of $1,111,000 ($.12 per share).

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $41,775,000 at March 31, 2008, a decrease of $134,295,000 or 76% from
December 31, 2007. At March 31, 2008, these assets represented 5% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $208,178,000 at March 31, 2008, an increase of $36,472,000 from December 31, 2007. These assets represented 24% of total assets at March 31, 2008. Of this total, 99% were state and political subdivision securities and 1% were U.S. Treasury securities. Of the total portfolio, 2% mature in one year, 22% mature in one to five years, and 76% mature in five or more years. During the First Quarter of 2008 the Company did not sell any securities.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $39,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $61,995,000 collateralized by U.S. Treasury and agency securities and commercial and residential mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $3,449,000 for the First Quarter of 2008 compared with $6,202,000 for the First Quarter of 2007. This decrease is attributable to the decrease in net income of $167,000, the net change in income taxes deferred and payable of $3,207,000 plus the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2008.

The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company's financial instruments, see Item 3. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

Risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0%, of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities),
(b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the Federal Deposit Insurance Corporation ("FDIC"), (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and debt considered equity for regulatory capital purposes.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at March 31, 2008 and December 31, 2007:

March 31, 2008 (In Thousands)                                  Amount     Ratio
===============================================================================
Total capital (to risk-weighted assets)
            Cass Information Systems, Inc.                    $102,704    15.32%
            Cass Commercial Bank                                42,244    13.73
Tier I capital (to risk-weighted assets)
            Cass Information Systems, Inc.                    $ 92,842    13.85%
            Cass Commercial Bank                                38,389    12.48
Tier I capital (to average assets)
            Cass Information Systems, Inc.                    $ 92,842    10.59%
            Cass Commercial Bank                                38,389    12.14
===============================================================================

December 31, 2007 (In Thousands)                               Amount     Ratio
===============================================================================
Total capital (to risk-weighted assets)
            Cass Information Systems, Inc.                    $ 99,508    15.58%
            Cass Commercial Bank                                41,441    14.39
Tier I capital (to risk-weighted assets)
            Cass Information Systems, Inc.                    $ 89,540    14.02%
            Cass Commercial Bank                                37,827    13.13
Tier I capital (to average assets)
            Cass Information Systems, Inc.                    $ 89,540     9.76%
            Cass Commercial Bank                                37,827    11.46
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

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted this statement as of January 1, 2008 and there was no effect on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted this statement as of January 1, 2008 and there was no effect on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2008 has changed materially from that at December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008 and based on their evaluation, believe that, as of March 31, 2008, these controls and procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the first quarter of 2008 in the Company's internal control over financial reporting identified by the Chief Executive Officer and Principal Financial Officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to its businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial conditions of the Company or its subsidiaries.

ITEM 1A.    RISK FACTORS

            The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the "Risk Factors"). There are no material changes to the Risk Factors as disclosed in the Company's 2007 Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            (a) None

            (b) None

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

                                CASS INFORMATION SYSTEMS, INC.


DATE: May 9, 2008               By           /s/ Lawrence A. Collett
                                    --------------------------------------------
                                                 Lawrence A. Collett
                                          Chairman and Chief Executive Officer


DATE: May 9, 2008               By           /s/ P. Stephen Appelbaum
                                    --------------------------------------------
                                                 P. Stephen Appelbaum
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)