Form 10-Q
period 2008-06-30
CASS INFORMATION SYSTEMS INC
filed 2008-08-07
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008

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

      The number of shares outstanding of registrant's only class of stock as of August 1, 2008: Common stock, par value $.50 per share - 9,146,444 shares outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

   Item 1. FINANCIAL STATEMENTS

           Consolidated Balance Sheets
             June 30, 2008 (unaudited) and December 31, 2007 .............     3

           Consolidated Statements of Income
             Three and Six months ended June 30, 2008 and 2007 (unaudited)     4

           Consolidated Statements of Cash Flows
             Six months ended June 30, 2008 and 2007 (unaudited) .........     5

           Notes to Consolidated Financial Statements (unaudited) ........     6

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ...................................    13

   Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....    24

   Item 4. CONTROLS AND PROCEDURES .......................................    24

PART II - Other Information - Items 1. - 6. ..............................    25

   SIGNATURES ............................................................    27

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands except Share and Per Share Data)

                                                              June 30     December 31
                                                               2008          2007
Assets                                                      (Unaudited)
Cash and due from banks                                      $  33,695     $  26,719
Federal funds sold and other short-term investments             29,354       149,351
                                                             ---------     ---------
     Cash and cash equivalents                                  63,049       176,070
                                                             ---------     ---------
Securities available-for-sale, at fair value                   207,074       171,706

Loans                                                          570,414       498,455
     Less: Allowance for loan losses                             6,090         6,280
                                                             ---------     ---------
         Loans, net                                            564,324       492,175
                                                             ---------     ---------
Premises and equipment, net                                     12,334        12,771
Investment in bank-owned life insurance                         12,814        12,544
Payments in excess of funding                                   19,107        11,664
Goodwill                                                         7,471         7,471
Other intangible assets, net                                       737           877
Other assets                                                    18,806        17,762
                                                             ---------     ---------
           Total assets                                      $ 905,716     $ 903,040
                                                             =========     =========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                     $  96,908     $  93,190
     Interest-bearing                                          139,928       180,406
                                                             ---------     ---------
         Total deposits                                        236,836       273,596
                                                             ---------     ---------
Accounts and drafts payable                                    548,028       513,734
Subordinated convertible debentures                              3,501         3,688
Other liabilities                                               14,991        12,570
                                                             ---------     ---------
         Total liabilities                                     803,356       803,588
                                                             ---------     ---------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                          --            --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized and 9,949,324
   shares issued at June 30, 2008 and
   December 31, 2007                                             4,975         4,975
Additional paid-in capital                                      45,343        45,837
Retained earnings                                               73,067        66,690
Common shares in treasury, at cost (802,880 shares at
   June 30, 2008 and 740,642 shares at December 31, 2007)      (18,912)      (16,118)
Accumulated other comprehensive loss                            (2,113)       (1,932)
                                                             ---------     ---------
         Total shareholders' equity                            102,360        99,452
                                                             ---------     ---------
           Total liabilities and shareholders' equity        $ 905,716     $ 903,040
                                                             =========     =========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                         Three Months Ended     Six Months Ended
                                                              June 30               June 30
                                                         ------------------    ------------------
                                                           2008       2007       2008       2007
-------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue      $12,744    $11,399    $24,791    $22,648
Bank service fees                                            345        428        676        821
Other                                                        215        224        448        445
                                                         -------    -------    -------    -------
       Total fee revenue and other income                 13,304     12,051     25,915     23,914
                                                         -------    -------    -------    -------

Interest Income:
Interest and fees on loans                                 8,532      9,327     16,807     18,315
Interest and dividends on securities:
       Taxable                                                22        226         50        469
       Exempt from federal income taxes                    1,994      1,050      3,695      1,960
Interest on federal funds sold and
   other short-term investments                              229      1,679      1,225      3,534
                                                         -------    -------    -------    -------
       Total interest income                              10,777     12,282     21,777     24,278
                                                         -------    -------    -------    -------

Interest Expense:
Interest on deposits                                         657      1,965      1,842      3,925
Interest on short-term borrowings and other                   13         23         13         25
Interest on subordinated convertible debentures               43         49         95         98
                                                         -------    -------    -------    -------
       Total interest expense                                713      2,037      1,950      4,048
                                                         -------    -------    -------    -------
         Net interest income                              10,064     10,245     19,827     20,230
Provision for loan losses                                    650        225      1,100        450
                                                         -------    -------    -------    -------
         Net interest income after provision for loan
           losses                                          9,414     10,020     18,727     19,780
                                                         -------    -------    -------    -------

Operating Expense:
Salaries and employee benefits                            12,496     11,896     24,933     23,435
Occupancy                                                    560        532      1,100      1,022
Equipment                                                    872        877      1,696      1,689
Amortization of intangible assets                             70         70        140        140
Other operating                                            2,510      2,557      4,999      4,979
                                                         -------    -------    -------    -------
       Total operating expense                            16,508     15,932     32,868     31,265
                                                         -------    -------    -------    -------

        Income before income tax expense                   6,210      6,139     11,774     12,429
Income tax expense                                         1,644      1,947      3,189      4,051
                                                         -------    -------    -------    -------
Net Income                                               $ 4,566    $ 4,192    $ 8,585    $ 8,378
                                                         =======    =======    =======    =======
Basic Earnings Per Share                                     .50        .46        .94        .91
Diluted Earnings Per Share                                   .48        .45        .91        .90

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                               Six Months Ended
                                                                                   June 30
                                                                           -----------------------
                                                                              2008          2007
Cash Flows From Operating Activities:
Net income                                                                 $   8,585     $   8,378
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                           2,127         1,388
       Provision for loan losses                                               1,100           450
       Stock-based compensation expense                                          491           319
       Deferred income tax expense                                                 9           986
       Increase in income tax liability                                          493           251
       Increase in pension liability                                             988           958
       Other operating activities, net                                           (87)          575
                                                                           ---------     ---------
       Net cash provided by operating activities                              13,706        13,305
                                                                           ---------     ---------

Cash Flows From Investing Activities:
Proceeds from maturities of securities available-for-sale                      6,106        35,000
Purchase of securities available-for-sale                                    (42,553)      (66,994)
Net increase in loans                                                        (73,249)      (17,081)
Increase in payments in excess of funding                                     (7,443)       (6,812)
Purchases of premises and equipment, net                                        (750)       (1,044)
                                                                           ---------     ---------
        Net cash used in investing activities                               (117,889)      (56,931)
                                                                           ---------     ---------

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits                 3,718       (19,053)
Net increase (decrease) in interest-bearing demand and savings deposits          304        (6,925)
Net (decrease) increase in time deposits                                     (40,782)        3,291
Net increase in accounts and drafts payable                                   34,294        92,339
Net decrease in short-term borrowings                                           (198)           --
Purchase of common shares for treasury                                        (3,984)           --
Cash dividends paid                                                           (2,208)       (2,009)
Other financing activities, net                                                   18            52
                                                                           ---------     ---------
        Net cash (used in) provided by financing activities                   (8,838)       67,695
                                                                           ---------     ---------
Net (decrease) increase in cash and cash equivalents                        (113,021)       24,069
Cash and cash equivalents at beginning of period                             176,070       196,504
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                 $  63,049     $ 220,573
                                                                           =========     =========

Supplemental information:
        Cash paid for interest                                             $   2,168     $   3,964
        Cash paid for income taxes                                             2,789         2,757

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

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard No.142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended June 30, 2008 and December 31, 2007 are as follows:

                                             June 30, 2008                      December 31, 2007
=========================================================================================================
                                   Gross Carrying      Accumulated       Gross Carrying       Accumulated
(In Thousands)                         Amount         Amortization           Amount          Amortization
=========================================================================================================
Assets eligible for amortization:
    Software                             $   862         $  (661)            $   862            $  (574)
    Customer List                            750            (214)                750               (161)
---------------------------------------------------------------------------------------------------------
       Total                               1,612            (875)              1,612               (735)
Unamortized intangible assets:
   Goodwill                                7,698            (227)*             7,698               (227)*
---------------------------------------------------------------------------------------------------------
   Total unamortized intangibles           7,698            (227)              7,698               (227)
---------------------------------------------------------------------------------------------------------
Total intangible assets                  $ 9,310         $(1,102)            $ 9,310            $  (962)
---------------------------------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS No. 142.

Software is amortized over four to five years and the customer list is amortized over seven years. Amortization of intangible assets amounted to $140,000 for the six-month periods ended June 30, 2008 and 2007. Estimated amortization of intangibles over the next five years is as follows: $280,000 in 2008, $222,000 in 2009 and $107,000 in 2010, 2011 and 2012.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at December 31, 2007 and June 30, 2008 was $475,000 and $440,000, respectively.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended June 30, 2008 and 2007 are as follows:

                                                       Three Months Ended           Six Months Ended
                                                            June 30                      June 30
                                                    ------------------------    ------------------------
(Dollars in Thousands except Per Share data)           2008          2007          2008          2007
--------------------------------------------------------------------------------------------------------
Basic
--------------------------------------------------------------------------------------------------------
     Net income                                     $    4,566    $    4,192    $    8,585    $    8,378
--------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding      9,165,262     9,145,791     9,169,839     9,142,922
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
     Basic earnings per share                       $      .50    $      .46    $      .94    $      .91
--------------------------------------------------------------------------------------------------------
Diluted
--------------------------------------------------------------------------------------------------------
     Net income                                     $    4,591    $    4,219    $    8,635    $    8,432
--------------------------------------------------------------------------------------------------------

     Weighted-average common shares outstanding      9,165,262     9,145,791     9,169,839     9,142,922
     Effect of dilutive stock options and awards       106,760       113,152       106,410       108,134
     Effect of convertible debentures                  181,553       189,989       183,343       189,989
--------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding
       assuming dilution                             9,453,575     9,448,932     9,459,592     9,441,045
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
     Diluted earnings per share                     $      .48    $      .45    $      .91    $      .90
--------------------------------------------------------------------------------------------------------

Share and per share data for 2007 in the schedule above have been restated for the 10% stock dividend issued on December 17, 2007.

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's Common Stock. The Company repurchased 120,000 shares during the three and six-month periods ended June 30, 2008. The Company did not repurchase any shares during the six-month period ended June 30, 2007. As of June 30, 2008, 180,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

The following table sets forth information about the Company's purchases of its $.50 par value Common Stock, its only class of stock registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended.

                                                                               Total Number of             Maximum
                                                                             Shares Purchased as          Number of
                                                                                    Part                   Shares
                                 Total Number               Average              of Publicly           That May Yet Be
                                  of Shares               Price Paid              Announced            Purchased Under
 Period                           Purchased                per Share               Program               the Program
-------------------------------------------------------------------------------------------------------------------------
                                                                                                           300,000
April 1-30, 2008                         --          $                 --                --                300,000
May 1-31, 2008                      120,000                         33.20           120,000                180,000
June 1-30, 2008                          --                            --                --                180,000
-------------------------------------------------------------------------------------------------------------------------
     Total                          120,000          $              33.20           120,000                180,000
-------------------------------------------------------------------------------------------------------------------------

Note 6 - Comprehensive Income

For the three and six-month periods ended June 30, 2008 and 2007, unrealized gains and losses on debt and equity securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three and six-month periods ended June 30, 2008 and 2007 is summarized as follows:

                                                   Three Months Ended       Six Months Ended
                                                         June 30                June 30
                                                   -------------------     -------------------
(In Thousands)                                       2008        2007        2008        2007
----------------------------------------------------------------------------------------------
Net income                                         $ 4,566     $ 4,192     $ 8,585     $ 8,378

Other comprehensive income:
     Net unrealized loss on securities
       available-for-sale, net of tax               (1,865)     (1,170)       (181)     (1,303)
----------------------------------------------------------------------------------------------
     Total comprehensive income from continuing
       operations                                  $ 2,701     $ 3,022     $ 8,404     $ 7,075
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

All revenue originates from and all long-lived assets are located within the United States, and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

Summarized information about the Company's operations in each industry segment for the three and six-month periods ended June 30, 2008 and 2007, is as follows:

                                                                             Corporate,
                                            Information       Banking       Eliminations
(In Thousands)                               Services        Services         and Other         Total
=========================================================================================================
Quarter Ended June 30, 2008
   Total Revenues:
     Revenue from customers                 $     19,081    $      3,637    $         --     $     22,718
     Intersegment revenue                          1,398             222          (1,620)              --
   Net income from continuing operations           3,912             654              --            4,566
   Total assets                                  640,896         333,857         (69,037)         905,716
   Goodwill                                        7,335             136              --            7,471
   Other intangible assets, net                      737              --              --              737
Quarter Ended June 30, 2007
   Total Revenues:
     Revenue from customers                 $     18,337    $      3,734    $         --     $     22,071
     Intersegment revenue                            485             405            (890)              --
   Net income from continuing operations           3,439             753              --            4,192
   Total assets                                  626,443         324,033         (14,868)         935,608
   Goodwill                                        7,335             136              --            7,471
   Other intangible assets, net                    1,016              --              --            1,016
---------------------------------------------------------------------------------------------------------

                                                                             Corporate,
                                            Information       Banking       Eliminations
(In Thousands)                               Services        Services         and Other         Total
=========================================================================================================
Six Months Ended June 30, 2008
   Total Revenues:
     Revenue from customers                 $     37,543    $      7,099    $         --     $     44,642
     Intersegment revenue                          2,632             428          (3,060)              --
   Net income from continuing operations           7,369           1,216              --            8,585
   Total assets                                  640,896         333,857         (69,037)         905,716
   Goodwill                                        7,335             136              --            7,471
   Other intangible assets, net                      737              --              --              737
Six Months Ended June 30, 2007
   Total Revenues:
     Revenue from customers                 $     36,079    $      7,615    $         --     $     43,694
     Intersegment revenue                            972             754          (1,726)              --
   Net income from continuing operations           6,633           1,745              --            8,378
   Total assets                                  626,443         324,033         (14,868)         935,608
   Goodwill                                        7,335             136              --            7,471
   Other intangible assets, net                    1,016              --              --            1,016
---------------------------------------------------------------------------------------------------------

Note 8 - Loans by Type

(In Thousands)                              June 30, 2008      December 31, 2007
================================================================================
Commercial and industrial                 $         124,115    $         100,827
Real estate:  (Commercial and church)
   Mortgage                                         396,012              360,907
   Construction                                      44,923               31,082
Industrial revenue bonds                              3,832                4,149
Other                                                 1,532                1,490
--------------------------------------------------------------------------------
Total loans                               $         570,414    $         498,455
================================================================================

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2007 and June 30, 2008, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2007 the balance of unused loan commitments, standby and commercial letters of credit were $29,036,000, $5,999,000 and $4,147,000, respectively. At June 30,
2008 the balance of unused loan commitments, standby and commercial letters of credit were $22,880,000, $6,777,000 and $3,621,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balances sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments, time deposits and convertible subordinated debentures at June 30, 2008:

                                             Amount of Commitment Expiration per Period
                                             ==========================================
                                                   Less than     1-3        3-5      Over 5
(In Thousands)                            Total     1 Year      Years      Years      Years
===========================================================================================
Operating lease commitments             $ 3,412    $   655    $   954    $   830    $   973
Time deposits                            41,844     38,431      2,106      1,307         --
Convertible subordinated debentures*      3,501         --         --         --      3,501
-------------------------------------------------------------------------------------------
     Total                              $48,757    $39,086    $ 3,060    $ 2,137    $ 4,474
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

Note 10 - Stock-Based Compensation

In 2007, the Board and the Company's shareholders approved the 2007 Omnibus Incentive Stock Plan (the "Omnibus Plan"). The Omnibus Plan permits the issuance of up to 880,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. During the quarter ended June 30, 2008, 2,700 restricted shares and no stock appreciation rights were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted shares are amortized to expense over the three-year vesting period. As of June 30, 2008, the total unrecognized compensation expense related to non-vested common stock was $1,743,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years.

Changes in restricted shares outstanding were as follows:

                                                             Six Months Ended
                                                              June 30, 2008
                                                          Shares      Fair Value
================================================================================
Balance at December 31, 2007                               60,349        $ 31.28
Granted                                                    32,254          29.18
Vested                                                    (23,709)         26.17
Forfeited                                                    (330)         27.22
--------------------------------------------------------------------------------
Balance at June 30, 2008                                   68,564        $ 30.72
--------------------------------------------------------------------------------

Stock options vest and expire over a period not to exceed seven years. The Company issues shares out of treasury stock for restricted shares and option exercises. There were no stock options granted under the old plan during the six-month periods ended June 30, 2008 and 2007. As of June 30, 2008, the total unrecognized compensation expense related to non-vested stock options was $86,000, and the related weighted-average period over which it is expected to be recognized is approximately 3.6 years

A summary of the Company's stock option program for the six-month period ended June 30, 2008 is shown below.

                                                  Weighted-      Average      Aggregate
                                                   Average      Remaining     Intrinsic
                                                  Exercise     Contractual      Value
                                    Shares          Price      Term Years       ($000)
                                  -----------------------------------------------------
Outstanding at January 1, 2008        95,329     $    13.99
Granted                                   --             --
Exercised                            (24,116)         10.44
Forfeited or expired                      --             --
                                  ----------     ----------
Outstanding at June 30, 2008          71,213          15.19          3.13    $    1,165
                                  -----------------------------------------------------
Exercisable at June 30, 2008          14,693          11.53          2.10    $      301
                                  -----------------------------------------------------

The total intrinsic value of options exercised was $509,000 and $16,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

A summary of the activity of the non-vested options during the six-month period ended June 30, 2008 is shown below.

                                                                       Weighted-
                                                                        Average
                                                                      Grant Date
                                                           Shares     Fair Value
--------------------------------------------------------------------------------
Nonvested at January 1, 2008                               77,076        $  2.29
Granted                                                        --             --
Vested                                                    (20,556)          1.80
Forfeited                                                      --             --
--------------------------------------------------------------------------------
Nonvested at June 30, 2008                                 56,520           2.46
--------------------------------------------------------------------------------

There were 0 and 109,755 stock appreciation rights granted during the three and six-month periods ended June 30, 2008, respectively. As of June 30, 2008, the total unrecognized compensation expense related to stock appreciation rights was $790,000 and the related weighted-average period over which it is expected to be recognized is 6.6 years. Following are the assumptions used to estimate the $7.65 per share fair value of stock appreciation rights granted during the six-month period ended June 30, 2008:

                                             Six Months Ended
                                               June 30, 2008
                  -------------------------------------------
                  Risk-free interest rate           3.01%
                  Expected life                    7 yrs.
                  Expected volatility              26.00%
                  Expected dividend yield           1.69%
                  -------------------------------------------

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

The following table represents the components of the net periodic pension costs for 2007 and an estimate for 2008:

                                                        Estimated       Actual
(In Thousands)                                             2008          2007
================================================================================
Service cost - benefits earned during the year          $   1,562     $   1,622
Interest cost on projected benefit obligation               1,932         1,771
Expected return on plan assets                             (2,110)       (1,865)
Net amortization                                               47           197
--------------------------------------------------------------------------------
Net periodic pension cost                               $   1,431     $   1,725
--------------------------------------------------------------------------------

Pension costs recorded to expense were $357,000 and $429,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and totaled $715,000 and $832,000 for the six-month periods ended June 30, 2008 and 2007, respectively. The Company has not made any contribution to the plan during the six-month period ended June 30, 2008, but expects to contribute at least $1,800,000 in 2008.

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

                                                       Estimated        Actual
(In Thousands)                                            2008           2007
================================================================================
Service cost - benefits earned during the year          $    73       $       44
Interest cost on projected benefit obligation               268              233
Net amortization                                            235              249
--------------------------------------------------------------------------------
Net periodic pension cost                               $   576       $      526
--------------------------------------------------------------------------------

Pension costs recorded to expense were $146,000 and $141,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and were $293,000 and $227,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

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

The Company had unrecognized tax benefits of approximately $1,033,000 as of December 31, 2007. The total amount of federal and state unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the effective tax rate was $806,000, net of federal tax benefit. There have been no material changes to the unrecognized tax benefits during the three and six-month periods ended June 30, 2008. The Company may realize a reduction of its unrecognized tax benefits in the next twelve months due to a potential lapse of federal and state statutes of limitations. The amount of such a potential reduction is not material.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest accrued for unrecognized tax benefits as of December 31, 2007 was immaterial and the amount of interest recognized during the three and six-month periods ended June 30, 2008 was immaterial.

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

The following is a description of valuation methodologies used for assets recorded at fair value:

Investment Securities Available for Sales - Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company's securities available-for sale are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include observable inputs rather than "significant unobservable inputs" and therefore fall into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis:

                (In Thousands)                    June 30, 2008
                                                  -------------
                Treasury Securities               $       1,998
                State and Municipal Securities          205,076
                                                  -------------
                                                  $     207,074
                                                  =============

Loans - The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." At June 30, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. The total principal balance of impaired loans measured at fair value at June 30, 2008 was $1,967,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the "Bank"), provides banking services in the St. Louis metropolitan area Orange County, California and other selected cities in the United States. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the acceptance by large corporations of the outsourcing of key business functions such as freight, utility and telecommunication payment and audit. Acquisition and merger activity involving our customers, business partners, and competitors can also impact the Company. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company.

Currently, management views Cass' major opportunity as the continued expansion of its payment and information processing service offering and customer base. While the current economic slow-down may reduce the short-term growth rate, management remains optimistic about the long-term prospects for growth. With the recent significant drop in short-term interest rates, the major challenge faced by Cass is the prudent management of earning assets and interest bearing liabilities. Management actively monitors Cass' balance sheet and has already taken a number of actions to reduce the interest rate sensitivity of its earning assets and lower the cost of its interest-bearing liabilities in an effort to mute the effect that the lower interest rate environment has on Cass.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and investments in private equity securities for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. Assets held for sale are carried at the lower of cost or fair value less costs to sell. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2008 ("Second Quarter of 2008") compared to the three-month period ended June 30, 2007 ("Second Quarter of 2007") and the six-month period ended June 30, 2008 ("First Half of 2008") compared to the six-month period ended June 30, 2007 ("First Half of 2007"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2007 annual report on Form 10-K. Results of operations for the Second Quarter of 2008 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                        Three Months Ended                         Six Months Ended
                                                              June 30                                   June 30
                                                -------------------------------------     -------------------------------------
                                                                               %                                         %
(Dollars in Thousands except Per Share Data)       2008          2007        Change          2008          2007        Change
-------------------------------------------------------------------------------------------------------------------------------
Net income                                      $   4,566     $   4,192        8.9%       $   8,585     $   8,378        2.5%
Diluted earnings per share                      $     .48     $     .45        6.7%       $     .91     $     .90        1.1%
Return on average assets                             2.05%         1.93%        --             1.94%         1.95%        --
Return on average equity                            17.60%        19.18%        --            16.81%        19.64%        --
-------------------------------------------------------------------------------------------------------------------------------

Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility processing and payment fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the three and six-month periods ended June 30, 2008 and 2007 were as follows:

                                                         Three Months Ended                          Six Months Ended
                                                              June 30                                    June 30
                                                ------------------------------------        ----------------------------------
                                                                                %                                         %
(In Thousands)                                      2008          2007        Change           2008          2007       Change
------------------------------------------------------------------------------------------------------------------------------
Freight Core Invoice Transaction Volume*             6,765         6,026       12.3%            12,737        11,683       9.0%
Freight Invoice Dollar Volume                   $4,355,522    $3,684,047       18.2%        $8,213,095    $7,095,441      15.8%
Utility Transaction Volume                           2,618         2,271       15.3%             5,150         4,511      14.2%
Utility Transaction Dollar Volume               $2,257,471    $1,832,094       23.2%        $4,493,361    $3,606,098      24.6%
Payment and Processing Fees                     $   12,744    $   11,399       11.8%        $   24,791    $   22,648       9.5%
------------------------------------------------------------------------------------------------------------------------------

*Core invoices exclude parcel shipments.

Second Quarter of 2008 compared to Second Quarter of 2007:

Freight transaction volume and invoice dollar volume for the Second Quarter of 2008 increased compared to the same period in 2007 due to new business and growth in existing customer volume. The dollar volume also increased due to higher average bills because of fuel surcharges. The increase in transaction and dollar volume from utility transactions resulted primarily from new customers as the growth of this division continues.

Bank service fees decreased $83,000 or 19% primarily due to the elimination of correspondent banking services which was completed in the Second Quarter of 2008. Other income decreased $9,000 in the Second Quarter of 2008.

First Half of 2008 compared to First Half of 2007:

Freight and utility transaction volume and dollar volume increased for the First Half of 2008 compared to 2007 due to the same factors discussed above for the Second Quarter of 2008.

Bank service fees decreased $145,000 or 18% due to the same factors discussed above for the Second Quarter of 2008. Other income increased $3,000 in the First Half of 2008.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three and six-month periods ended June 30, 2008 and 2007:

                                                         Three Months Ended                          Six Months Ended
                                                              June 30                                    June 30
                                                ------------------------------------        ----------------------------------
                                                                                %                                         %
(Dollars in Thousands)                              2008          2007        Change           2008          2007       Change
------------------------------------------------------------------------------------------------------------------------------
Average earnings assets                         $803,611      $789,525         1.8%         $801,903      $784,601        2.2%
Net interest income*                              11,163        10,848         2.9%           21,865        21,363        2.3%
Net interest margin*                                5.59%         5.51%         --              5.48%         5.49%        --
Yield on earning assets*                            5.94%         6.55%         --              5.97%         6.53%        --
Rate on interest bearing liabilities                2.00%         4.33%         --              2.56%         4.32%        --
------------------------------------------------------------------------------------------------------------------------------

*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2008 compared to Second Quarter of 2007:

The increase in tax equivalent net interest income was due to a modest increase in average earning assets combined with a shift in the balances of earning assets from the relatively lower yielding federal funds sold and other short-term investments to longer term and relatively higher yielding non-taxable state and municipal securities . Yields on earning assets and rates paid on deposit accounts both decreased as the general level of interest rates decreased.

Total average loans increased $29,285,000, or 6%, to $557,406,000. Total average investment in debt and equity securities increased $74,892,000 or 57% to $205,303,000 as the Company invested a portion of the increase in payables in non-taxable state and municipal securities. Total average federal funds sold and other short-term investments decreased $90,091,000 or 69% to $40,902,000. For more information on the changes in net interest income please refer to the tables that follow.

First Half of 2008 compared to First Half of 2007:

The increase in tax equivalent net interest income was due to a modest increase in average earning assets combined with a shift in the balances of earning assets from the relatively lower yielding federal funds sold and other short-term investments to longer term and relatively higher yielding non-taxable state and municipal securities . Yields on earning assets and rates paid on deposit accounts both decreased as the general level of interest rates decreased.

Total average loans increased $8,358,000 or 2% to $530,802,000. Total average investment in debt and equity securities increased $68,301,000 or 55% to $191,946,000 as the Company invested a portion of the increase in payables in non-taxable state and municipal securities. Total average federal funds sold and other short-term investments decreased $59,357,000 or 43% to $79,155,000. For more information on the changes in net interest income please refer to the tables that follow.

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

                                                    Second Quarter of 2008                         Second Quarter of 2007
                                          ==========================================     ==========================================
                                                           Interest                                       Interest
                                            Average         Income/         Yield/         Average         Income/         Yield/
(Dollars in Thousands)                      Balance         Expense          Rate          Balance         Expense          Rate
===================================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                            $   553,453     $     8,488           6.17%    $   522,134     $     9,256           7.11%
       Tax-exempt (4)                           3,953              69           7.02           5,987             108           7.24
Debt and equity securities (5):
       Taxable                                  2,857              22           3.10          19,041             226           4.76
       Tax-exempt (4)                         202,446           3,068           6.10         111,370           1,616           5.82
   Federal funds sold and other
     short-term investments                    40,902             229           2.25         130,993           1,679           5.14
-----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                          803,611          11,876           5.94         789,525          12,885           6.55

Nonearning assets:
   Cash and due from banks                     22,579                                         25,305
   Premises and equipment, net                 12,590                                         12,860
   Bank owned life insurance                   12,726                                         12,193
   Goodwill and other intangibles               8,251                                          8,533
   Other assets                                41,331                                         29,444
   Allowance for loan losses                   (6,210)                                        (6,908)
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                              $   894,878                                    $   870,952
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                             $    76,792     $       241           1.26%    $    64,394     $       519           3.23%
   Savings deposits                            18,238              52           1.15          22,277             189           3.40
   Time deposits of
     $100 or more                              27,899             235           3.39          67,019             873           5.22
   Other time deposits                         15,195             129           3.41          30,401             384           5.05
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               138,124             657           1.91         184,091           1,965           4.28
   Short-term borrowings & other                1,124              13           4.65             615              23          15.00
   Subordinated debentures                      3,549              43           4.87           3,700              49           5.31
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                142,797             713           2.00         188,406           2,037           4.33

Noninterest-bearing liabilities:
   Demand deposits                             84,094                                         94,461
   Accounts and drafts payable                551,015                                        487,201
   Other liabilities                           12,648                                         13,213
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                             790,554                                        783,281
Shareholders' equity                          104,324                                         87,671
Total liabilities and
   shareholders' equity                   $   894,878                                    $   870,952
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                       $    11,163                                    $    10,848
Interest spread                                                                 3.94%                                          2.22%
Net interest margin                                                             5.59                                           5.51
===================================================================================================================================

1.    Balances shown are daily averages.

2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2007 Consolidated Financial Statements, filed with the Company's 2007 Annual Report on Form 10-K.

3. Interest income on loans includes net loan fees of $64,000 and $48,000 for the Second Quarter of 2008 and 2007, respectively.

4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,099,000 and $603,000 for the Second Quarter of 2008 and 2007, respectively.

5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                      First Half of 2008                             First Half of 2007
                                          ==========================================     ==========================================
                                                           Interest                                       Interest
                                            Average         Income/         Yield/         Average         Income/         Yield/
(Dollars in Thousands)                      Balance         Expense          Rate          Balance         Expense          Rate
===================================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                            $   526,775     $    16,715           6.38%    $   516,332     $    18,173           7.10%
       Tax-exempt (4)                           4,027             141           7.04           6,112             220           7.26
Debt and equity securities (5):
       Taxable                                  3,263              50           3.08          19,791             469           4.78
       Tax-exempt (4)                         188,683           5,684           6.06         103,854           3,015           5.85
   Federal funds sold and other
     short-term investments                    79,155           1,225           3.11         138,512           3,534           5.15
-----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                          801,903          23,815           5.97         784,601          25,411           6.53

Nonearning assets:
   Cash and due from banks                     22,345                                         25,387
   Premises and equipment, net                 12,625                                         12,851
   Bank owned life insurance                   12,659                                         12,131
   Goodwill and other intangibles               8,287                                          8,563
   Other assets                                38,427                                         28,816
   Allowance for loan losses                   (6,275)                                        (6,790)
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                              $   889,971                                    $   865,559
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand deposits       $    76,359     $       619           1.63%    $    64,530     $     1,037           3.24%
   Savings deposits                            18,619             148           1.60          22,626             383           3.41
   Time deposits of
     $100 or more                              34,099             672           3.96          68,144           1,763           5.22
   Other time deposits                         19,289             403           4.20          29,941             742           5.00
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               148,366           1,842           2.50         185,241           3,925           4.27
   Short-term borrowings & other                  597              13           4.38             645              25           7.82
   Subordinated debentures                      3,583              95           4.68           3,700              98           5.34
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                152,546           1,950           2.56         189,586           4,048           4.32

Noninterest-bearing liabilities:
   Demand deposits                             85,778                                         95,379
   Accounts and drafts payable                536,130                                        481,810
   Other liabilities                           12,790                                         12,746
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                             787,244                                        779,521
Shareholders' equity                          102,727                                         86,038
Total liabilities and
   shareholders' equity                   $   889,971                                    $   865,559
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                       $    21,865                                    $    21,363
Interest spread                                                                     3.41%                                      2.22%
Net interest margin                                                                 5.48                                       5.49
===================================================================================================================================

1.    Balances shown are daily averages.

2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2007 Consolidated Financial Statements, filed with the Company's 2007 Annual Report on Form 10-K.

3. Interest income on loans includes net loan fees of $118,000 and $94,000 for the First Half of 2008 and 2007, respectively.

4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $2,038,000 and $1,133,000 for the First Half of 2008 and 2007, respectively.

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

                                                        Second Quarter of
                                                         2008 Over 2007
                                                ===============================
(In Thousands)                                   Volume       Rate       Total
===============================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                    $   534     $(1,302)    $  (768)
     Tax-exempt (3)                                 (36)         (3)        (39)

   Debt and equity securities:
     Taxable                                       (144)        (60)       (204)
     Tax-exempt (3)                               1,377          75       1,452
   Federal funds sold and other
     short-term investments                        (797)       (653)     (1,450)
-------------------------------------------------------------------------------
Total interest income                               934      (1,943)     (1,009)
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                  86        (364)       (278)
   Savings deposits                                 (29)       (108)       (137)
   Time deposits of $100 or more                   (397)       (241)       (638)
   Other time deposits                             (154)       (101)       (255)
   Short-term borrowings & other                     12         (22)        (10)
   Subordinated debentures                           (2)         (4)         (6)
                                                -------------------------------
Total interest expense                             (484)       (840)     (1,324)
-------------------------------------------------------------------------------
Net interest income                             $ 1,418     $(1,103)    $   315
===============================================================================

1.    Average balances include nonaccrual loans.

2.    Interest income includes net loan fees.

3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

                                                         First Half of
                                                         2008 Over 2007
                                                ===============================
(In Thousands)                                   Volume       Rate       Total
===============================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                    $   371     $(1,829)    $(1,458)
     Tax-exempt (3)                                 (73)         (6)        (79)
   Debt and equity securities:
     Taxable                                       (294)       (125)       (419)
     Tax-exempt (3)                               2,560         109       2,669
   Federal funds sold and other
     short-term investments                      (1,201)     (1,108)     (2,309)
-------------------------------------------------------------------------------
Total interest income                             1,363      (2,959)     (1,596)
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                 165        (583)       (418)
   Savings deposits                                 (59)       (176)       (235)
   Time deposits of $100 or more                   (739)       (352)     (1,091)
   Other time deposits                             (235)       (104)       (339)
   Short-term borrowings & other                     25         (37)        (12)
   Subordinated debentures                           (3)          0          (3)
                                                -------------------------------
Total interest expense                             (846)     (1,252)     (2,098)
-------------------------------------------------------------------------------
Net interest income                             $ 2,209     $(1,707)    $   502
===============================================================================

1.    Average balances include nonaccrual loans.

2.    Interest income includes net loan fees.

3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

An important determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $650,000 and $225,000 provision for loan losses during the Second Quarter of 2008 and the Second Quarter of 2007, respectively. There was a $1,100,000 and $450,000 provision for loan losses during the First Half of 2008 and the First Half of 2007, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were $817,000 and $204,000 of net loan charge-offs in the Second Quarter of 2008 and 2007, respectively. There were $1,290,000 of net loan charge-offs in the First Half of 2008 and $199,000 in the First Half 2007.

The allowance for loan losses at June 30, 2008 was $6,090,000 and at December 31, 2007 was $6,280,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2008 was 1.07% compared to 1.26% at December 31, 2007. Nonperforming loans were $3,265,000 or .57% of total loans at June 30, 2008 compared to $2,481,000 or .50% of total loans at December 31, 2007.

At June 30, 2008, nonperforming loans, which are also considered impaired, consisted of $2,919,000 in non-accrual loans as shown in the following table. This total consists of eight loans to borrowers with businesses in financial trouble or in the process of liquidation. Nonperforming loans at December 31, 2007 consisted of $1,985,000 in five non-accrual loans, four of which are included in the June 30, 2008 total. One loan was charged off in the Second Quarter of 2008. Total nonperforming loans increased $410,000 from June 30, 2007 to June 30, 2008. This increase was primarily due to the addition of six commercial loans which are in financial trouble offset by the charge-off of two loans.

In addition to the nonperforming loans discussed above, at June 30, 2008, approximately $2,975,000 of loans not included in the table below was identified by management as having potential credit problems. They may also be classified for regulatory purposes. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. These loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. A charge or credit is made to expense to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific valuation allowances on impaired commercial, real estate, and construction loans based on individual review of these loans and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation. The Company assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on derived loss experience over prescribed periods. In addition to the amounts derived from the loan grades, the general reserve also includes a reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the balance in the account. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Asset Quality

                                                              Three Months Ended         Six Months Ended
                                                                   June 30                   June 30
                                                            =====================     =====================
(Dollars in Thousands)                                        2008         2007         2008         2007
===========================================================================================================
Allowance at beginning of period                            $  6,257     $  6,822     $  6,280     $  6,592

Provision charged to expense                                     650          225        1,100          450
     Loans charged off                                           844          285        1,335          285
     Recoveries on loans previously charged off                   27           81           45           86
-----------------------------------------------------------------------------------------------------------
Net loans charged-off                                            817          204        1,290          199

Allowance at end of period                                  $  6,090     $  6,843     $  6,090     $  6,843
-----------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $557,406     $528,121     $530,802     $522,444
     June 30                                                 570,414      521,007      570,414      521,007
Ratio of allowance for loan losses to loans outstanding:
     Average                                                    1.09%        1.30%        1.15%        1.31%
     June 30                                                    1.07         1.31         1.07%        1.31
Nonperforming loans:
     Nonaccrual loans                                       $  2,919     $  2,855     $  2,919     $  2,855
     Loans past due 90 days or more                              346           --          346           --
     Renegotiated loans                                           --           --           --           --
-----------------------------------------------------------------------------------------------------------
     Total non performing loans                             $  3,265     $  2,855     $  3,265     $  2,855
     Foreclosed assets                                         1,388           --        1,388           --
-----------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans               .59%         .54%         .62%         .55%
-----------------------------------------------------------------------------------------------------------

The Company had no sub-prime mortgage loans or residential development loans in its portfolio as of June 30, 2008. The Bank had one property carried as other real estate owned of $1,388,000 as of June 30, 2008 and December 31, 2007. The Bank had no properties carried as other real estate owned as of June 30, 2007.

Operating Expense from Continuing Operations

Total operating expense for the Second Quarter of 2008 increased $576,000 or 4% to $16,508,000 compared to the Second Quarter of 2007 due primarily to expenses related to the 12% growth in processing activity. Total operating expense for the First Half of 2008 increased $1,603,000 or 5% to $32,868,000 compared to the First Half of 2007 due primarily to expenses related to the 9% growth in processing activity.

Salaries and benefits expense for the Second Quarter of 2008 increased $600,000 or 5% to $12,496,000 compared to the Second Quarter of 2007 and increased $1,498,000 or 6% to $24,933,000 for the First Half of 2008 compared to the First Half of 2007 primarily due to additional headcount to service new transaction business and an increase in bonuses related to the earnings increase over the comparable period last year.

Occupancy expense for the Second Quarter of 2007 increased $28,000 or 5% to $560,000 from the Second Quarter of 2007 and increased $78,000 or 8% from the First Half of 2007 compared to the First Half of 2008.

Equipment expense for the Second Quarter of 2008 decreased $5,000 or less than 1% compared to the Second Quarter of 2007 and increased $7,000 or less than 1% from the First Half of 2007.

Amortization of intangible assets was $70,000 for the Second Quarter of 2008 and 2007 and $140,000 for the First Half of 2008 and 2007.

Other operating expense for the Second Quarter of 2008 decreased $47,000, or 2% compared to the Second Quarter of 2007 and decreased $20,000 for the First Half of 2008 compared to the First Half of 2007. The decreases were due to lower legal and outside services expenses.

Income tax expense for the Second Quarter of 2008 decreased $303,000 or 16% compared to the Second Quarter of 2007 and decreased $862,000 for the First Half of 2008 compared to the First Half of 2007. The effective tax rate was 26.5% and 31.7% for the Second Quarters of 2008 and 2007, respectively and was 27.1% and 32.6% for the First Halves of 2008 and 2007, respectively. The decreases reflect the impact of the increase in interest income relating to tax-exempt securities.

Financial Condition

Total assets at June 30, 2008 were $905,716,000, an increase of $2,676,000, or less than 1% from December 31, 2007. The most significant changes in asset balances during this period were a decrease of $119,997,000 or 80% in federal funds sold and other short-term investments and increases of $35,368,000 and $71,959,000 in securities available for sale and loans, respectively. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and draft payable balances.

Total liabilities at June 30, 2008 were $803,356,000, a decrease of $232,000, less than 1% from December 31, 2007. Total deposits at June 30, 2008 were $236,836,000, a decrease of $36,760,000 or 13% from December 31, 2007. Accounts and drafts payable at June 30, 2008 were $548,028,000, an increase of $34,294,000 or 7%. Total shareholders' equity at June 30, 2008 was $102,360,000, a $2,908,000 or 3% increase from December 31, 2007.

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

The increase in total shareholders' equity resulted from net income of $8,585,000, $491,000 from stock-based compensation expense offset by dividends paid of $2,208,000 ($.12 per share), the repurchase of treasury shares of $3,984,000, an increase in other comprehensive loss of $181,000 and other miscellaneous activity of $205,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $63,049,000 at June 30, 2008, a decrease of $113,021,000 or 64% from
December 31, 2007. At June 30, 2008 these assets represented 7% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $207,074,000 at June 30, 2008, an increase of $35,368,000 from December 31, 2007. These assets represented 23% of total assets at June 30, 2008. Of this total, 99% were state and political subdivision securities and 1% was U.S. Treasury securities. Of the total portfolio, 4% mature in one year, 21% mature in one to five years, and 75% mature in five or more years. During the Second Quarter of 2008 the Company did not sell any securities.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $39,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $81,568,000 collateralized by commercial and real estate loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $13,706,000 for the First Half of 2008 compared with $13,305,000 for the First Half of 2007. This increase is attributable to the increases in net income of $207,000, depreciation and amortization of $740,000, provision for loan losses of $650,000, stock-based compensation expense of $172,000, the decrease in net income taxes deferred and payable of $735,000 and the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2008.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 2008 and December 31, 2007:

June 30, 2008 (Dollars in Thousands)                        Amount       Ratio
===============================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $102,360       14.62%
         Cass Commercial Bank                                42,916       13.85
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $ 92,769       13.25%
         Cass Commercial Bank                                39,043       12.60
Tier I capital (to average assets)
         Cass Information Systems, Inc.                    $ 92,769       10.46%
         Cass Commercial Bank                                39,043       12.19
===============================================================================

December 31, 2007 (Dollars in Thousands)                    Amount       Ratio
===============================================================================
Total capital (to risk-weighted assets)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's annual report on Form 10-K for the year ended December 31, 2007, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2008 has changed materially from that at December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008 and based on their evaluation, believe that, as of June 30, 2008, these controls and procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the second quarter of 2008 in the Company's internal control over financial reporting identified by the Chief Executive Officer and Principal Financial Officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's common stock. This repurchase plan was updated by the Board of Directors on January 22, 2008 and replaced the Company's previous plan under which 120,000 shares had remained available for repurchase. The stock repurchase program may be modified or discontinued at any time.

            The following table sets forth information about the Company's repurchases of its $0.50 par value Common Stock, its only class of stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                                                                            Total Number of
                                                                          Shares Purchased as     Maximum Number of
                                                                           Part of Publicly      Shares that May Yet
                             Total Number of       Average Price Paid     Announced Plans or     Be Purchased Under
         Period             Shares Purchased           per Share               Programs             the Programs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
April 1-30, 2008                   --                    $                        --                   300,000

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
May 1-31, 2008                   120,000                  33.20                 120,000                180,000

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
June 1-30, 2008                    --                      --                     --                   180,000

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                            120,000                 $33.20                 120,000                180,000

------------------------- ---------------------- ----------------------- ---------------------- ----------------------

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the annual meeting of the shareholders of Cass Information Systems, Inc. held on April 21, 2008, the following proposals were voted on and approved:

            The following is a summary of votes cast. No broker non-votes were received.

            Proposal to elect four directors for a term of three years ending 2011:

                                                  For         Withheld Authority
                                                  ---         ------------------
                  K. Dane Brooksher            7,746,043           142,304
                  Eric H. Brunngraber          7,745,788           142,559
                  Bryan S. Chapell             7,746,468           141,879
                  Benjamin F. Edwards, IV      7,723,941           164,406

            Proposal to ratify KPMG LLP as the Company's independent registered public accounting firm for 2008:

                     For           Against          Abstain
                     ---           -------          -------
                  7,811,526         19,896           56,924

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


                                   CASS INFORMATION SYSTEMS, INC.

DATE:  August 6, 2008              By          /s/ Eric H. Brunngraber
                                       -----------------------------------------
                                                 Eric H. Brunngraber
                                        President and Chief Executive Officer
                                              (Principal Executive Officer)


DATE:  August 6, 2008              By         /s/ P. Stephen Appelbaum
                                       -----------------------------------------
                                                P. Stephen Appelbaum
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)