Form 10-Q
period 2008-09-30
CASS INFORMATION SYSTEMS INC
filed 2008-11-06
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2008

                                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ________________

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

                                -----------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one)    Large Accelerated Filer |_|        Accelerated Filer         |X|
               Non-Accelerated Filer   |_|        Smaller Reporting Company |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of registrant's only class of stock as of November 3, 2008: Common stock, par value $.50 per share - 9,168,782 shares outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

   Item 1. FINANCIAL STATEMENTS

           Consolidated Balance Sheets
             September 30, 2008 (unaudited) and December 31, 2007 ..................  3

           Consolidated Statements of Income
             Three and Nine months ended September 30, 2008 and 2007 (unaudited) ...  4

           Consolidated Statements of Cash Flows
             Nine months ended September 30, 2008 and 2007 (unaudited) .............  5

           Notes to Consolidated Financial Statements (unaudited) ..................  6

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS .............................................. 13

   Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............. 25

   Item 4. CONTROLS AND PROCEDURES ................................................. 25

PART II - Other Information - Items 1. - 6. ........................................ 26

   SIGNATURES ...................................................................... 27

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands except Share and Per Share Data)

                                                                           September 30    December 31
                                                                               2008           2007
Assets                                                                     (Unaudited)
Cash and due from banks                                                     $   23,314     $   26,719
Federal funds sold and other short-term investments                             82,135        149,351
                                                                            ----------     ----------
     Cash and cash equivalents                                                 105,449        176,070
                                                                            ----------     ----------
Securities available-for-sale, at fair value                                   201,305        171,706

Loans                                                                          575,118        498,455
     Less: Allowance for loan losses                                             6,269          6,280
                                                                            ----------     ----------
         Loans, net                                                            568,849        492,175
                                                                            ----------     ----------
Premises and equipment, net                                                     12,082         12,771
Investment in bank-owned life insurance                                         12,954         12,544
Payments in excess of funding                                                   29,903         11,664
Goodwill                                                                         7,471          7,471
Other intangible assets, net                                                       667            877
Other assets                                                                    18,299         17,762
                                                                            ----------     ----------
           Total assets                                                     $  956,979     $  903,040
                                                                            ==========     ==========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                                    $   96,964     $   93,190
     Interest-bearing                                                          149,137        180,406
                                                                            ----------     ----------
         Total deposits                                                        246,101        273,596
Accounts and drafts payable                                                    588,663        513,734
Subordinated convertible debentures                                              3,219          3,688
Other liabilities                                                               11,567         12,570
                                                                            ----------     ----------
         Total liabilities                                                     849,550        803,588
                                                                            ----------     ----------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                          --             --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized and 9,949,324
   shares issued at September 30, 2008 and
   December 31, 2007, respectively                                               4,975          4,975
Additional paid-in capital                                                      45,544         45,837
Retained earnings                                                               77,197         66,690
Common shares in treasury, at cost (787,774 shares at
   September 30, 2008 and 740,642 shares at December 31, 2007)                 (18,556)       (16,118)
Accumulated other comprehensive loss                                            (1,731)        (1,932)
                                                                            ----------     ----------
         Total shareholders' equity                                            107,429         99,452
                                                                            ----------     ----------
           Total liabilities and shareholders' equity                       $  956,979     $  903,040
                                                                            ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30                   September 30
                                                            ----------------------------    ----------------------------
                                                                2008            2007            2008            2007
------------------------------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue         $     13,116    $     11,441    $     37,907    $     34,089
Bank service fees                                                    332             416           1,008           1,237
Gain on sale of securities                                           209              --             209              --
Other                                                                236             213             684             658
                                                            ------------    ------------    ------------    ------------
       Total fee revenue and other income                         13,893          12,070          39,808          35,984
                                                            ------------    ------------    ------------    ------------

Interest Income:
Interest and fees on loans                                         8,764           9,224          25,571          27,539
Interest and dividends on securities:
       Taxable                                                        13             212              63             681
       Exempt from federal income taxes                            1,972           1,252           5,667           3,212
Interest on federal funds sold and
   other short-term investments                                      466           2,030           1,691           5,564
                                                            ------------    ------------    ------------    ------------
       Total interest income                                      11,215          12,718          32,992          36,996
                                                            ------------    ------------    ------------    ------------

Interest Expense:
Interest on deposits                                                 646           1,986           2,488           5,911
Interest on short-term borrowings and other                           --               7              13              32
Interest on subordinated convertible debentures                       46              50             141             148
                                                            ------------    ------------    ------------    ------------
       Total interest expense                                        692           2,043           2,642           6,091
                                                            ------------    ------------    ------------    ------------
         Net interest income                                      10,523          10,675          30,350          30,905
Provision for loan losses                                            500             225           1,600             675
                                                            ------------    ------------    ------------    ------------
         Net interest income after provision for loan
           losses                                                 10,023          10,450          28,750          30,230
                                                            ------------    ------------    ------------    ------------

Operating Expense:
Salaries and employee benefits                                    12,468          11,700          37,401          35,135
Occupancy                                                            576             550           1,676           1,572
Equipment                                                            825             876           2,521           2,565
Amortization of intangible assets                                     70              70             210             210
Other operating expense                                            2,540           2,468           7,539           7,447
                                                            ------------    ------------    ------------    ------------
       Total operating expense                                    16,479          15,664          49,347          46,929
                                                            ------------    ------------    ------------    ------------

            Income before income tax expense                       7,437           6,856          19,211          19,285

Income tax expense                                                 2,209           2,179           5,398           6,230
                                                            ------------    ------------    ------------    ------------
Net Income                                                  $      5,228    $      4,677    $     13,813    $     13,055
                                                            ============    ============    ============    ============
Basic Earnings Per Share                                             .57             .51            1.51            1.42
Diluted Earnings Per Share                                           .56             .50            1.47            1.40

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                        Nine Months Ended
                                                                                           September 30
                                                                                 -----------------------------
                                                                                     2008             2007
Cash Flows From Operating Activities:
Net income                                                                       $     13,813     $     13,055
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                                    3,235            2,179
       Gain on sale of investment securities                                             (209)              --
       Provision for loan losses                                                        1,600              675
       Stock-based compensation expense                                                   763              499
       Deferred income tax (benefit) expense                                           (1,000)           1,115
       Increase in income tax liability                                                 1,230              578
       (Decrease) increase in pension liability                                        (1,281)           1,593
       Other operating activities, net                                                   (669)          (2,091)
                                                                                 ------------     ------------
       Net cash provided by operating activities                                       17,482           17,603
                                                                                 ------------     ------------

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale                                    6,126               --
Proceeds from maturities of securities available-for-sale                               8,106           51,000
Purchase of securities available-for-sale                                             (44,546)        (111,295)
Net increase in loans                                                                 (78,274)          (9,604)
Net increase in payments in excess of funding                                         (18,239)          (6,632)
Purchases of premises and equipment, net                                               (1,313)          (1,940)
                                                                                 ------------     ------------
        Net cash used in investing activities                                        (128,140)         (78,471)
                                                                                 ------------     ------------

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits                          3,774          (20,425)
Net increase (decrease) in interest-bearing demand and savings deposits                 1,037           (4,921)
Net (decrease) increase in time deposits                                              (32,306)           3,817
Net increase in accounts and drafts payable                                            74,929           84,444
Net (decrease) increase in short-term borrowings                                         (128)              29
Cash dividends paid                                                                    (3,306)          (3,013)
Purchase of common shares for treasury                                                 (3,984)              --
Other financing activities                                                                 21               52
                                                                                 ------------     ------------
        Net cash provided by financing activities                                      40,037           59,983
                                                                                 ------------     ------------
Net decrease in cash and cash equivalents                                             (70,621)            (885)
Cash and cash equivalents at beginning of period                                      176,070          196,504
                                                                                 ------------     ------------
Cash and cash equivalents at end of period                                       $    105,449     $    195,619
                                                                                 ============     ============

Supplemental information:
        Cash paid for interest                                                   $      3,015     $      6,092
        Cash paid for income taxes                                                      3,252            4,500
        Transfer of loans to foreclosed assets                                            788            1,300

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

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard No.142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended September 30, 2008 and December 31, 2007 are as follows:

                                           September 30, 2008                    December 31, 2007
============================================================================================================
                                   Gross Carrying      Accumulated       Gross Carrying       Accumulated
(In Thousands)                         Amount         Amortization           Amount          Amortization
============================================================================================================
Assets eligible for amortization:
    Software                         $      862        $    (704)          $     862           $    (574)
    Customer List                           750             (241)                750                (161)
------------------------------------------------------------------------------------------------------------
       Total                              1,612             (945)              1,612                (735)
Unamortized intangible assets:
    Goodwill                              7,698             (227)*             7,698                (227)*
------------------------------------------------------------------------------------------------------------
Total unamortized intangibles             7,698             (227)              7,698                (227)
------------------------------------------------------------------------------------------------------------
Total intangible assets               $   9,310        $  (1,172)          $   9,310           $    (962)
------------------------------------------------------------------------------------------------------------

*     Amortization through December 31, 2001 prior to adoption of SFAS No. 142.

Software is amortized over four to five years and the customer list is amortized over seven years. Amortization of intangible assets amounted to $210,000 for the nine-month periods ended September 30, 2008 and 2007. Estimated amortization of intangibles over the next five years is as follows: $298,000 in 2008, $222,000 in 2009, $107,000 in 2010, 2011 and in 2012.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at December 31, 2007 and September 30, 2008 was $475,000 and $422,000, respectively.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended September 30, 2008 and 2007 are as follows:

                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30                        September 30
                                                        ------------------------------        ----------------------------
(Dollars in Thousands except Per Share data)                 2008              2007                2008           2007
--------------------------------------------------------------------------------------------------------------------------
Basic
--------------------------------------------------------------------------------------------------------------------------
     Net income                                         $      5,228      $      4,677        $      13,813   $     13,055
--------------------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding            9,136,098         9,147,961            9,158,509      9,144,620
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
     Basic earnings per share                           $        .57      $        .51         $       1.51   $       1.42
--------------------------------------------------------------------------------------------------------------------------
Diluted
--------------------------------------------------------------------------------------------------------------------------
     Net income                                         $      5,252      $      4,704        $      13,887   $     13,136
--------------------------------------------------------------------------------------------------------------------------

     Weighted-average common shares outstanding            9,136,098         9,147,961            9,158,509      9,144,620
     Effect of dilutive stock options and awards             108,443           113,279              107,088        109,849
     Effect of convertible debentures                        174,958           189,989              180,549        189,989
--------------------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding
       assuming dilution                                   9,419,499         9,451,229            9,446,146      9,444,458
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                         $        .56      $        .50         $       1.47   $       1.40
--------------------------------------------------------------------------------------------------------------------------

Share and per share data for 2007 in the schedule above have been restated for the 10% stock dividend issued on December 17, 2007.

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's Common Stock. The Company repurchased 0 and 120,000 shares during the three and nine-month periods ended September 30, 2008, respectively. The Company did not repurchase any shares during the nine-month period ended September 30, 2007. As of September 30, 2008, 180,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the three and nine-month periods ended September 30, 2008 and 2007, unrealized gains and losses on debt and equity securities available-for-sale and reclassification adjustments for realized gains were the other comprehensive income components. Comprehensive income for the three and nine month periods ended September 30, 2008 and 2007 is summarized as follows:

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30                   September 30
                                                           -------------------------       --------------------------
(In Thousands)                                                 2008           2007            2008           2007
---------------------------------------------------------------------------------------------------------------------
Net income                                                 $     5,228     $   4,677       $  13,813     $     13,055

Other comprehensive income:
     Less:  Reclassification adjustments for gains
        included in net income, net of tax                         136            --             136               --
     Add:  Net unrealized gain (loss) on securities
       available-for-sale, net of tax                              518         1,068             337             (235)
---------------------------------------------------------------------------------------------------------------------
     Total comprehensive income from continuing
       operations                                          $     5,610     $   5,745       $  14,014     $     12,820
---------------------------------------------------------------------------------------------------------------------

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

Summarized information about the Company's operations in each industry segment for the three and nine-month periods ended September 30, 2008 and 2007, is as follows:

                                                                                Corporate,
                                               Information       Banking       Eliminations
(In Thousands)                                   Services        Services        and Other          Total
============================================================================================================
Quarter Ended September 30, 2008
   Total Revenues:
     Revenue from customers                    $     19,929    $      3,987    $         --     $     23,916
     Intersegment revenue                             1,545             230          (1,775)              --
   Net income                                         4,378             850              --            5,228
   Total assets                                     668,076         404,308        (115,405)         956,979
   Goodwill                                           7,335             136              --            7,471
   Other intangible assets, net                         667              --              --              667
Quarter Ended September 30, 2007
   Total Revenues:
     Revenue from customers                    $     18,675    $      3,845    $         --     $     22,520
     Intersegment revenue                               474             387            (861)              --
   Net income                                         3,738             939              --            4,677
   Total assets                                     623,070         319,640          (9,550)         933,160
   Goodwill                                           7,335             136              --            7,471
   Other intangible assets, net                         947              --              --              947
------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 2008
   Total Revenues:
     Revenue from customers                    $     57,472    $     11,086    $         --     $     68,558
     Intersegment revenue                             4,177             658          (4,835)              --
   Net income                                        11,747           2,066              --           13,813
   Total assets                                     668,076         404,308        (115,405)         956,979
   Goodwill                                           7,335             136              --            7,471
   Other intangible assets, net                         667              --              --              667
Nine Months Ended September 30, 2007
   Total Revenues:
     Revenue from customers                    $     54,754    $     11,460    $         --     $     66,214
     Intersegment revenue                             1,446           1,141          (2,587)              --
   Net income                                        10,370           2,685              --           13,055
   Total assets                                     623,070         319,640          (9,550)         933,160
   Goodwill                                           7,335             136              --            7,471
   Other intangible assets, net                         947              --              --              947
------------------------------------------------------------------------------------------------------------

Note 8 - Loans by Type

(In Thousands)                                       September 30, 2008     December 31, 2007
=============================================================================================
Commercial and industrial                               $   118,164           $   100,827
Real estate:  (Commercial and church)
   Mortgage                                                 400,520               360,907
   Construction                                              51,327                31,082
Industrial revenue bonds                                      3,705                 4,149
Other                                                         1,402                 1,490
---------------------------------------------------------------------------------------------
Total loans                                             $   575,118           $   498,455
---------------------------------------------------------------------------------------------

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2007 and September 30, 2008 no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2007 the balances of unused loan commitments, standby and commercial letters of credit were $29,036,000, $5,999,000 and $4,147,000, respectively. At
September 30, 2008 the balances of unused loan commitments, standby and commercial letters of credit were $26,354,000, $6,837,000 and $3,332,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments, time deposits and convertible subordinated debentures at September 30, 2008.

                                                    Amount of Commitment Expiration per Period
                                                    ------------------------------------------
                                                           Less than      1-3        3-5      Over 5
(Dollars in Thousands)                          Total       1 Year       Years      Years      Years
=====================================================================================================
Operating lease commitments                  $   3,352     $    695     $  968     $  814    $    875
Time deposits                                   50,320       46,660      2,532      1,128          --
Convertible subordinated debentures*             3,219           --         --         --       3,219
-----------------------------------------------------------------------------------------------------
     Total                                   $  56,891     $ 47,355     $3,500     $1,942    $  4,094
=====================================================================================================

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

Note 10 - Stock-Based Compensation

In 2007, the Board and the Company's shareholders approved the 2007 Omnibus Incentive Stock Plan (the "Omnibus Plan"). The Omnibus Plan permits the issuance of up to 880,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. During the quarter ended September 30, 2008 no restricted shares and no stock appreciation rights were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted shares are amortized to expense over the three-year vesting period. As of September 30, 2008, the total unrecognized compensation expense related to non-vested common stock was $1,503,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years.

Changes in restricted shares outstanding were as follows:

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                    Shares         Fair Value
   =============================================================================
   Balance at December 31, 2007                       60,349           $31.28
   Granted                                            32,254            29.18
   Vested                                            (23,709)           26.17
   Forfeited                                            (330)           27.22
   -----------------------------------------------------------------------------
   Balance at September 30, 2008                      68,564           $30.72
   -----------------------------------------------------------------------------

Stock options vest and expire over a period not to exceed seven years. The Company issues shares out of treasury stock for restricted shares and option exercises. There were no stock options granted under the old plan during the nine-month periods ended September 30, 2008 and 2007. As of September 30, 2008, the total unrecognized compensation expense related to non-vested stock options was $79,000, and the related weighted-average period over which it is expected to be recognized is approximately 3.4 years.

A summary of the Company's stock option program for the nine-month period ended September 30, 2008 is shown below.

                                                        Weighted-        Average        Aggregate
                                                         Average        Remaining       Intrinsic
                                                        Exercise       Contractual        Value
                                         Shares           Price        Term Years         ($000)
                                        ----------------------------------------------------------
Outstanding at January 1, 2008           95,329            $13.99
Granted                                       -                 -
Exercised                               (24,747)            10.57
Forfeited or expired                          -                 -
                                        -------            ------
Outstanding at September 30, 2008        70,582             15.19            2.82          $20,66
                                        ==========================================================
Exercisable at September 30, 2008        14,062            $11.36            1.80          $24.49
                                        ==========================================================

The total intrinsic value of options exercised was $13,000 and $0 for the three-month periods ended September 30, 2008 and 2007, respectively, and was $522,000 and $16,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

There was no non-vested option activity during the three-month period ended September 30, 2008. A summary of the activity of the non-vested options during the nine-month period ended September 30, 2008 is shown below.

                                                      Weighted-
                                                       Average
                                                     Grant Date
                                          Shares     Fair Value
---------------------------------------------------------------
Nonvested at January 1, 2008               77,076      $2.29
Granted                                         -          -
Vested                                    (20,556)      1.80
Forfeited                                       -          -
---------------------------------------------------------------
Nonvested at September 30, 2008            56,520      $2.46
---------------------------------------------------------------

There were 0 and 109,755 stock appreciation rights granted during the three and nine-month periods ended September 30, 2008, respectively. As of September 30, 2008, the total unrecognized compensation expense related to stock appreciation rights was $760,000 and the related weighted-average period over which it is expected to be recognized is 6.3 years. Following are the assumptions used to estimate the $7.65 per share fair value of stock appreciation rights granted during the nine-month period ended September 30, 2008:

                                                              Nine Months Ended
                                                              September 30, 2008
   -----------------------------------------------------------------------------
   Risk-free interest rate                                           3.01%
   Expected life                                                     7 yrs.
   Expected volatility                                              26.00%
   Expected dividend yield                                           1.69%
   -----------------------------------------------------------------------------

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

The following table represents the components of the net periodic pension costs for 2007 and an estimate for 2008:

                                                          Estimated      Actual
   (In Thousands)                                           2008          2007
   ============================================================================
   Service cost - benefits earned during the year         $ 1,523      $  1,622
   Interest cost on projected benefit obligation            1,947         1,771
   Expected return on plan assets                          (2,108)       (1,865)
   Net amortization                                            66           197
   ----------------------------------------------------------------------------
   Net periodic pension cost                              $ 1,428      $  1,725
   ----------------------------------------------------------------------------

Pension costs recorded to expense were $356,000 and $431,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and were $1,071,000 and $1,263,000 for the nine-month periods ended September 30, 2008 and 2007, respectively. The Company made a contribution of $2,700,000 to the plan during the nine-month period ended September 30, 2008. Given the current turbulent market conditions, the Company will evaluate any additional contribution required in 2008 to assure the ongoing adequate funded status of the plan.

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

                                                           Estimated      Actual
   (In Thousands)                                            2008          2007
   =============================================================================
   Service cost - benefits earned during the year          $    59      $     44
   Interest cost on projected benefit obligation               267           233
   Net amortization                                            170           249
   -----------------------------------------------------------------------------
   Net periodic pension cost                               $   496      $    526
   -----------------------------------------------------------------------------

Pension costs recorded to expense were $87,000 and $134,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and were $380,000 and $361,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

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

The Company had unrecognized tax benefits of approximately $1,033,000 as of December 31, 2007. The total amount of federal and state unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the effective tax rate was $806,000, net of federal tax benefit. There have been no significant changes to the unrecognized tax benefits during the three and nine month periods ended September 30, 2008. The Company may realize a reduction of its unrecognized tax benefits in the next twelve months due to a potential lapse of federal and state statues of limitations. The amount of such a potential reduction is not material.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest accrued for unrecognized tax benefits as of December 31, 2007 was immaterial and the amount of interest recognized during the three and nine-month periods ended September 30, 2008 was immaterial.

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

The following is a description of valuation methodologies used for assets recorded at fair value:

Investment Securities Available for Sales - Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company's securities available-for-sale are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include observable inputs rather than "significant unobservable inputs" and therefore fall into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis:

          (In Thousands)                           September 30, 2008
                                                   ------------------
          Treasury Securities                        $        1,997
          State and Municipal Securities                    199,308
                                                     --------------
               Total                                 $      201,305
                                                     ==============

Loans - The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." At September 30, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. The total principal balance of impaired loans measured at fair value at September 30, 2008 was $848,000.

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

Currently, management views Cass' major opportunity as the continued expansion of its payment and information processing service offering and customer base. While the current turmoil in the credit markets and the related economic slow-down may reduce the short-term growth rate, management remains optimistic about the long-term prospects for growth. With the recent significant drop in short-term interest rates, the major challenge faced by Cass is the prudent management of earning assets and interest bearing liabilities. Management actively monitors Cass' balance sheet and has already taken a number of actions to reduce the interest rate sensitivity of its earning assets and lower the cost of its interest-bearing liabilities in an effort to mute the effect that the lower interest rate environment has on Cass.

Recent Developments

The U. S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. In response to the financial crisis, in October 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. In addition, the U.S. Treasury announced that it has been authorized to purchase equity stakes in U. S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), the U.S. Treasury will make $250 billion of capital available to U. S. financial institutions in the form of preferred stock.

Further, after receiving a recommendation from the boards of the Federal Deposit Insurance Corporation ("the FDIC") and the Federal Reserve System ("the Federal Reserve"), the U.S. Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program.

The Company is currently assessing its participation in both the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2008 ("Third Quarter of 2008") compared to the three-month period ended September 30, 2007 ("Third Quarter of 2007") and the nine-month period ended September 30, 2008 ("First Nine Months of 2008") compared to the nine-month period ended September 30, 2007 ("First Nine Months of 2007"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2007 annual report on Form 10-K. Results of operations for the Third Quarter of 2008 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                   Three Months Ended                       Nine Months Ended
                                                      September 30                            September 30
                                          ------------------------------------     ----------------------------------
(Dollars in Thousands except Per Share                                    %                                      %
Data)                                        2008            2007       Change        2008          2007       Change
---------------------------------------------------------------------------------------------------------------------
Net income                                $    5,228     $    4,677      11.8%     $   13,813    $   13,055     5.8%
Diluted earnings per share                $      .56     $      .50      12.0%     $     1.47    $     1.40     5.0%
Return on average assets                        2.16%          2.04%       --            2.02%         1.98%     --
Return on average equity                       19.90%         20.51%       --           17.86%        19.94%     --
---------------------------------------------------------------------------------------------------------------------

Fee Revenue and Other Income

The Company's fee revenue is derived mainly from freight and utility processing and payment fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the three and nine-month periods ended September 30, 2008 and 2007 were as follows:

                                                   Three Months Ended                       Nine Months Ended
                                                      September 30                            September 30
                                          ------------------------------------     ----------------------------------
                                                                          %                                      %
(In Thousands)                               2008            2007       Change        2008          2007       Change
---------------------------------------------------------------------------------------------------------------------
Freight Core Invoice Transaction Volume*        6,772          5,976     13.3%          19,509        17,659    10.5%
Freight Invoice Dollar Volume             $ 4,936,507    $ 3,669,117     34.5%     $13,149,602   $10,764,558    22.2%
Utility Transaction Volume                      2,702          2,361     14.4%           7,852         6,872    14.3%
Utility Transaction Dollar Volume         $ 2,633,438    $ 2,081,529     26.5%     $ 7,126,799   $ 5,687,627    25.3%
Payment and Processing Fees               $    13,116    $    11,441     14.6%     $    37,907   $    34,089    11.2%
---------------------------------------------------------------------------------------------------------------------

*     Core invoices exclude parcel shipments.

Third Quarter of 2008 compared to Third Quarter of 2007:

Freight transaction volume and invoice dollar volume for the Third Quarter of 2008 increased compared to the same period in 2007. The increase in transaction and dollar volume was primarily due to new customers and growth in activity from existing customers. The dollar volume also increased due to higher average bills because of fuel surcharges.

Bank service fees decreased $84,000 or 20% primarily due to the elimination of correspondent banking services which was completed in the fiscal quarter ended June 30, 2008. There were gains of $209,000 on the sales of securities in the Third Quarter of 2008. Other income increased $23,000 in the Third Quarter of 2008.

First Nine Months of 2008 compared to First Nine Months of 2007:

Freight and utility transaction volume and dollar volume increased for the First Nine Months of 2008 compared to 2007 due to the same factors discussed above for the Third Quarter of 2008.

Bank service fees decreased $229,000 or 19%. This decrease was due to a penalty charged for the early withdrawal of a certificate of deposit by one large customer in the first quarter of 2007 and to the elimination of correspondent banking discussed above. There were gains of $209,000 on the sales of securities in the First Nine Months of 2008. Other income increased $26,000 in the First Nine Months of 2008.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three and nine-month periods ended September 30, 2008 and 2007:

                                                   Three Months Ended                       Nine Months Ended
                                                      September 30                            September 30
                                          ------------------------------------     ----------------------------------
                                                                          %                                      %
(Dollars in Thousands)                       2008            2007       Change        2008          2007       Change
---------------------------------------------------------------------------------------------------------------------
Average earnings assets                   $864,685       $827,757        4.5%      $822,980      $799,144       3.0%
Net interest income*                        11,608         11,385        2.0%        33,473        32,747       2.2%
Net interest margin*                          5.34%          5.46%         --          5.43%         5.48%       --
Yield on earning assets*                      5.66%          6.44%         --          5.86%         6.50%       --
Rate on interest bearing liabilities          1.83%          4.26%         --          2.32%         4.30%       --

*     Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2008 compared to Third Quarter of 2007:

The increase in tax equivalent net interest income was due to an increase in average earning assets combined with a shift in the balances of earning assets from the relatively lower yielding federal funds sold and other short-term investments to longer term and relatively higher yielding loans and non-taxable state and municipal securities. Yields on earning assets and rates paid on deposit accounts both decreased as the general level of interest rates decreased.

Total average loans increased $52,917,000 or 10%, to $570,367,000. Total average investment in debt and equity securities increased $54,939,000 or 37% to $203,715,000 as the Company invested the increase in payables. Total average federal funds sold and other short-term investments decreased $70,926,000 or 44% to $90,603,000. For more information on the changes in net interest income please refer to the tables that follow.

First Nine Months of 2008 compared to First Nine Months of 2007:

The increase in tax equivalent net interest income was due to an increase in average earning assets combined with a shift in the balances of earning assets from the relatively lower yielding federal funds sold and other short-term investments to longer term and relatively higher yielding loans and non-taxable state and municipal securities. Yields on earning assets and rates paid on deposit accounts both decreased as the general level of interest rates decreased.

Total average loans increased $23,322,000 or 4% to $544,083,000. Total average investment in debt and equity securities increased $63,784,000 or 48% to $195,898,000 as the Company invested the increase in payables. Total average federal funds sold and other short-term investments decreased $63,270,000 or 43% to $82,999,000. For more information on the changes in net interest income please refer to the tables that follow.

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

                                                     Third Quarter 2008                      Third Quarter 2007
                                             ----------------------------------     -----------------------------------
                                                           Interest                               Interest
                                              Average       Income/      Yield/       Average      Income/       Yield/
(Dollars in Thousands)                        Balance       Expense       Rate        Balance      Expense        Rate
=======================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                               $ 566,571      $  8,721      6.12%     $  511,826    $   9,158        7.10%
       Tax-exempt (4)                            3,796            66      6.92           5,624          102        7.20
Debt and equity securities (5):
       Taxable                                   2,785            13      1.86          17,831          212        4.72
       Tax-exempt (4)                          200,930         3,034      6.01         130,945        1,926        5.84
   Federal funds sold and other
     short-term investments                     90,603           466      2.05         161,529        2,030        4.99
-----------------------------------------------------------------------------------------------------------------------
Total earning assets                           864,685        12,300      5.66         827,755       13,428        6.44
Nonearning assets:
   Cash and due from banks                      23,931                                  23,063
   Premises and equipment, net                  12,368                                  12,937
   Bank owned life insurance                    12,864                                  12,321
   Goodwill and other intangibles                8,181                                   8,463
   Other assets                                 47,275                                  30,960
   Allowance for loan losses                    (6,029)                                 (6,292)

-----------------------------------------------------------------------------------------------------------------------
Total assets                                 $ 963,275                              $  909,207
-----------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                                 $ 78,659     $     245      1.24%     $   67,696    $     555        3.25%
   Savings deposits                             21,584            66      1.22          24,433          213        3.46
   Time deposits of
     $100 or more                               28,399           204      2.86          65,596          857        5.18
   Other time deposits                          18,458           131      2.82          28,338          361        5.05
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                147,100           646      1.75         186,063        1,986        4.23
   Short-term borrowings & other                   103             0      0.00             611            7        4.55
   Subordinated debentures                       3,464            46      5.28           3,700           50        5.36
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                 150,667           692      1.83         190,374        2,043        4.26
Noninterest-bearing liabilities:
   Demand deposits                              90,279                                  92,405
   Accounts and drafts payable                 604,491                                 521,989
   Other liabilities                            13,338                                  13,974
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                              858,775                                 818,742
Shareholders' equity                           104,500                                  90,465
Total liabilities and
   shareholders' equity                      $ 963,275                              $  909,207
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                        $  11,608                              $  11,385
Interest spread                                                           3.83%                                    2.18%
Net interest margin                                                       5.34                                     5.46
=======================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2007 Consolidated Financial Statements, filed with the Company's 2007 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $104,000 and $56,000 for the Third Quarter of 2008 and 2007, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,085,000 and $710,000 for the Third Quarter of 2008 and 2007, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                  First Nine Months of 2008               First Nine Months of 2007
                                             ----------------------------------     -----------------------------------
                                                           Interest                               Interest
                                              Average       Income/      Yield/       Average      Income/       Yield/
(Dollars in Thousands)                        Balance       Expense       Rate        Balance      Expense        Rate
=======================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                                $540,134      $ 25,436      6.29%     $  514,813    $  27,330        7.10%
       Tax-exempt (4)                            3,949           207      7.00           5,948          322        7.24

Debt and equity securities (5):
       Taxable                                   3,103            63      2.71          19,130          681        4.76
       Tax-exempt (4)                          192,795         8,718      6.04         112,984        4,941        5.85
   Federal funds sold and other
     short-term investments                     82,999         1,691      2.72         146,269        5,564        5.09
-----------------------------------------------------------------------------------------------------------------------
Total earning assets                           822,980        36,115      5.86         799,144       38,838        6.50

Nonearning assets:
   Cash and due from banks                      22,903                                  24,604
   Premises and equipment, net                  12,584                                  12,880
   Bank owned life insurance                    12,728                                  12,195
   Goodwill and other intangibles                8,252                                   8,529
   Other assets                                 41,355                                  29,538
   Allowance for loan losses                    (6,192)                                 (6,622)
-----------------------------------------------------------------------------------------------------------------------
Total assets                                 $ 914,610                              $  880,268
-----------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand deposits          $  77,131      $    864      1.50%     $   65,597    $   1,592        3.24%
   Savings deposits                             19,615           214      1.46          23,235          596        3.43
   Time deposits of
     $100 or more                               32,185           876      3.64          67,285        2,620        5.21
   Other time deposits                          19,010           534      3.75          29,401        1,103        5.02
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                147,941         2,488      2.25         185,518        5,911        4.26
   Short-term borrowings & other                   431            13      4.03             301           32       14.21
   Subordinated debentures                       3,875           141      5.35           3,700          148        5.35
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                 152,247         2,642      2.32         189,519        6,091        4.30
Noninterest-bearing liabilities:
   Demand deposits                              87,290                                  94,376
   Accounts and drafts payable                 559,109                                 495,350
   Other liabilities                            12,642                                  13,493
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                              811,288                                 792,738
Shareholders' equity                           103,322                                  87,530
Total liabilities and
   shareholders' equity                      $ 914,610                              $  880,268
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                         $ 33,473                              $  32,747
Interest spread                                                           3.54%                                    2.20%
Net interest margin                                                       5.43                                     5.48
=======================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2007 Consolidated Financial Statements, filed with the Company's 2007 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $222,000 and $150,000 for the First Nine Months of 2008 and 2007, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $3,123,000 and $1,842,000 for the First Nine Months of 2008 and 2007, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.
--------------------------------------------------------------------------------

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                                                             Third Quarter
                                                                                             2008 Over 2007
                                                                                      ---------------------------
(In Thousands)                                                                         Volume     Rate     Total
=================================================================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                                                          $   910   $(1,347)  $ (437)
     Tax-exempt (3)                                                                       (32)       (4)     (36)
   Debt and equity securities:
     Taxable                                                                             (116)      (83)    (199)
     Tax-exempt (3)                                                                     1,050        58    1,108
   Federal funds sold and other
     short-term investments                                                              (668)     (896)  (1,564)
-----------------------------------------------------------------------------------------------------------------
Total interest income                                                                   1,144    (2,272)  (1,128)
-----------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                                        78      (388)    (310)
   Savings deposits                                                                       (22)     (125)    (147)
   Time deposits of $100 or more                                                         (365)     (288)    (653)
   Other time deposits                                                                   (102)     (128)    (230)
   Short-term borrowings & other                                                           (3)       (4)      (7)
   Subordinated debentures                                                                 (3)       (1)      (4)
                                                                                      ---------------------------
Total interest expense                                                                   (417)     (934)  (1,351)
-----------------------------------------------------------------------------------------------------------------
Net interest income                                                                   $ 1,561   $(1,338)  $  223
=================================================================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

                                                                                           First Nine Months
                                                                                             2008 Over 2007
                                                                                      ---------------------------
(In Thousands)                                                                         Volume     Rate     Total
=================================================================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                                                          $ 1,298   $(3,192)  $(1,894)
     Tax-exempt (3)                                                                      (105)      (10)     (115)
   Debt and equity securities:
     Taxable                                                                             (408)     (210)     (618)
     Tax-exempt (3)                                                                     3,604       173     3,777
   Federal funds sold and other
     short-term investments                                                            (1,868)   (2,005)   (3,873)
-----------------------------------------------------------------------------------------------------------------
Total interest income                                                                   2,521    (5,244)   (2,723)
-----------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                                                       243      (971)     (728)
   Savings deposits                                                                       (81)     (301)     (382)
   Time deposits of $100 or more                                                       (1,106)     (638)   (1,744)
   Other time deposits                                                                   (333)     (236)     (569)
   Short-term borrowings & other                                                           10       (29)      (19)
   Subordinated debentures                                                                  7       (14)       (7)
                                                                                      ---------------------------
Total interest expense                                                                 (1,260)   (2,189)   (3,449)
-----------------------------------------------------------------------------------------------------------------
Net interest income                                                                   $ 3,781   $(3,055)  $   726
=================================================================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

An important determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There were provisions of $500,000 and $225,000 recorded for loan losses during the Third Quarter of 2008 and the Third Quarter of 2007, respectively. There were provisions of $1,600,000 and $675,000 recorded for loan losses during the First Nine Months of 2008 and the First Nine Months of 2007, respectively. The higher provisions were in part due to the growth in the loan portfolio. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were $321,000 and $1,023,000 of net loan charge-offs in the Third Quarter of 2008 and 2007, respectively. There were $1,611,000 of net loan charge-offs in the First Nine Months of 2008 and $1,222,000 in the First Nine Months 2007.

The allowance for loan losses at September 30, 2008 was $6,269,000 and at December 31, 2007 was $6,280,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2008 was 1.09% compared to 1.26% at December 31, 2007. Nonperforming loans were $1,732,000 or .30% of total loans at September 30, 2008 compared to $2,481,000 or .50% as of December 31, 2007.

At September 30, 2008, nonperforming loans, which are also considered impaired, included nonaccrual loans of $1,672,000 as shown in the following table. This total consists of seven loans to borrowers with businesses in financial trouble or in the process of liquidation. Nonperforming loans at December 31, 2007 included five nonaccrual loans of $1,985,000, four of which are included in the September 30, 2008 total. One of those loans was charged off in the Second Quarter of 2008. Total nonperforming loans increased $1,422,000 from September 30, 2007 to September 30, 2008. This increase was primarily due to the addition of five commercial loans to borrowers that are in financial trouble.

In addition to the nonperforming loans discussed above, at September 30, 2008, approximately $1,118,000 of loans not included in the table below was identified by management as having potential credit problems. They may also be classified for regulatory purposes. These loans are excluded from the table due to the fact they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. These loans are closely monitored by management and have specific reserves established for the estimated loss exposure.

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

Summary of Asset Quality

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30                  September 30
                                                              ------------------------        ---------------------
(Dollars in Thousands)                                           2008            2007           2008         2007
===================================================================================================================
Allowance at beginning of period                              $  6,090        $  6,843        $  6,280     $  6,592

Provision charged to expense                                       500             225           1,600          675
     Loans charged off                                             397           1,065           1,732        1,350
     Recoveries on loans previously charged off                     76              42             121          128
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off                                              321           1,023           1,611        1,222
-------------------------------------------------------------------------------------------------------------------

Allowance at end of period                                    $  6,269        $  6,045        $  6,269     $  6,045
-------------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                  $570,367        $517,450        $544,083     $520,761
     September 30                                              575,118         511,207         575,118      511,207
Ratio of allowance for loan losses to loans outstanding:
     Average                                                      1.10%           1.17%           1.15%        1.16%
     September 30                                                 1.09            1.18            1.09%        1.18
Nonperforming loans:
     Nonaccrual loans                                         $  1,672        $    310        $  1,672     $    310
     Renegotiated loans                                             --              --              --           --
-------------------------------------------------------------------------------------------------------------------
     Total non performing loans                               $  1,672        $    310        $  1,672     $    310
     Foreclosed assets                                           2,177           1,300           2,177        1,300
-------------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                 .29%            .06%            .31%         .06%
-------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due                       $     60        $  1,902        $     60     $  1,902
-------------------------------------------------------------------------------------------------------------------

The Company had no sub-prime mortgage loans or residential development loans in its portfolio as of September 30, 2008. The Bank had two properties carried as other real estate owned of $2,177,000 as of September 30, 2008. The Bank had one property carried as other real estate owned of $1,388,000 and $1,300,000 as of December 31, 2007 and September 30, 2007, respectively.

Operating Expense from Continuing Operations

Total operating expense for the Third Quarter of 2008 increased $815,000 or 5% to $16,479,000 compared to the Third Quarter of 2007 due primarily to expenses related to the growth in processing activity. Total operating expense for the First Nine Months of 2008 increased $2,418,000 or 5% to $49,347,000 compared to the First Nine Months of 2007 also due to expenses related to the growth in processing activity.

Salaries and benefits expense for the Third Quarter of 2008 increased $768,000 or 7% to $12,468,000 compared to the Third Quarter of 2007 and increased $2,266,000 or 6% to $37,401,000 for the First Nine Months of 2008 compared to the First Nine Months of 2007 primarily due to additional headcount to service new transaction business and an increase in bonuses related to the earnings increase over the comparable period last year.

Occupancy expense for the Third Quarter of 2008 increased $26,000 or 5% to $576,000 from the Third Quarter of 2007 and increased $104,000 or 7% from the First Nine Months of 2007 compared to the First Nine Months of 2008 primarily due to the rent on one additional payment processing facility.

Equipment expense for the Third Quarter of 2008 decreased $51,000 or 6% compared to the Third Quarter of 2007 and decreased $44,000 or 2% from the First Nine Months of 2007 compared to the First Nine Months of 2008 due to a reduction in computer equipment and system contact maintenance expense.

Amortization of intangible assets was $70,000 for the Third Quarter of 2008 and in 2007 and $210,000 for the First Nine Months of 2008 and 2007.

Other operating expense for the Third Quarter of 2008 increased $72,000, or 3% compared to the Third Quarter of 2007 and increased $92,000, or 1% from the First Nine Months of 2007 compared to the First Nine Months of 2008.

Income tax expense for the Third Quarter of 2008 increased $30,000 or 1% compared to the Third Quarter of 2007 and decreased $832,000 or 13% for the First Nine Months of 2008 compared to the First Nine Months of 2007. The effective tax rate was 29.7% and 31.8% for the Third Quarters of 2008 and 2007, respectively and was 28.1% and 32.3% for the First Nine Months of 2008 and 2007, respectively. The lower effective rates reflect the impact of the increase in tax-exempt securities.

Financial Condition

Total assets at September 30, 2008 were $956,979,000, an increase of $53,939,000, or 6% from December 31, 2007. The most significant changes in asset balances during this period were a decrease of $67,216,000 or 45% in federal funds sold and other short-term investments and increases of $76,663,000 or 15% in loans and $29,599,000 or 17% in securities available for sale. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2008 were $849,550,000, an increase of $45,962,000, or 6% from December 31, 2007. Total deposits at September 30, 2008 were $246,101,000, a decrease of $27,495,000 or 10% from December 31, 2007.
Accounts and drafts payable at September 30, 2008 were $588,663,000, an increase of $74,929,000 or 15%. Total shareholders' equity at September 30, 2008 was $107,429,000, a $7,977,000 or 8% increase from December 31, 2007.

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

The increase in total shareholders' equity resulted from net income of $13,813,000, $763,000 from stock-based compensation expense, $470,000 related to the conversion of subordinated debentures, a decrease of $201,000 in other comprehensive loss offset by dividends paid of $3,306,000 ($.12 per share), the repurchase of treasury shares of $3,984,000, and other miscellaneous activity of $20,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $105,449,000 at September 30, 2008, a decrease of $70,621,000 or 40% from
December 31, 2007. At September 30, 2008 these assets represented 11% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $201,305,000 at September 30, 2008, an increase of $29,599,000 from December 31, 2007. These assets represented 21% of total assets at September 30, 2008. Of this total, 99% were state and political subdivision securities and 1% was U.S. treasury securities. Of the total portfolio, 5% mature in one year, 22% mature in one to five years, and 73% mature in five or more years. During the Third Quarter of 2008 the Company sold securities with a market value of $6,126,000.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $50,000,000. Additionally, the Bank maintains a line of credit at an unaffiliated financial institution in the maximum amount of $78,387,000 collateralized by commercial mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities were $17,482,000 for the First Nine Months of 2008 compared with $17,603,000 for the First Nine Months of 2007. This decrease is attributable to the decrease in pension liability of $2,874,000 offset by the increase in net income of $758,000, the decrease in deferred and current taxes of $1,463,000, and the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2008.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 2008 and December 31, 2007:

September 30, 2008 (In Thousands)                                                        Amount            Ratio
================================================================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                               $   107,013          14.79%
         Cass Commercial Bank                                                              44,199          12.83
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                               $    97,525          13.48%
         Cass Commercial Bank                                                              39,892          11.58
Tier I capital (to average assets)
         Cass Information Systems, Inc.                                               $    97,525          10.21%
         Cass Commercial Bank                                                              39,892          11.50
================================================================================================================

December 31, 2007 (In Thousands)                                                          Amount           Ratio
================================================================================================================
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                                $   99,508          15.58%
         Cass Commercial Bank                                                              41,441          14.39
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                                                $   89,540          14.02%
         Cass Commercial Bank                                                              37,827          13.13
Tier I capital (to average assets)
         Cass Information Systems, Inc.                                                $   89,540           9.76%
         Cass Commercial Bank                                                              37,827          11.46
================================================================================================================

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's annual report on Form 10-K for the year ended December 31, 2007, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2008 has changed materially from that at December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008 and based on their evaluation, believe that, as of September 30, 2008, these controls and procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the third quarter of 2008 in the Company's internal control over financial reporting identified by the Chief Executive Officer and Principal Financial Officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's common stock. This repurchase plan was updated by the Board of Directors on January 22, 2008 and replaced the Company's previous plan under which 120,000 shares had remained available for repurchase. The stock repurchase program may be modified or discontinued at any time. There were no shares purchased during the three months ended September 30, 2008. There were 180,000 shares that may yet be purchased under the program as of September 30, 2008.

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

                                  CASS INFORMATION SYSTEMS, INC.


DATE: November 6, 2008            By           /s/ Eric H. Brunngraber
                                     -------------------------------------------
                                                   Eric H. Brunngraber
                                           President and Chief Executive Officer


DATE: November 6, 2008            By         /s/ P. Stephen Appelbaum
                                     -------------------------------------------
                                                 P. Stephen Appelbaum
                                                Chief Financial Officer
                                    (Principal Financial and Accounting Officer)