Form 10-K
period 2008-12-31
CASS INFORMATION SYSTEMS INC
filed 2009-03-12
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
      |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2008

      |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

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

Registrant's telephone number, including area code: (314) 506-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock par value $.50              The Nasdaq Global Select Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

       Large accelerated filer:   |_|     Accelerated filer:          |X|

       Non-accelerated filer:     |_|     Smaller reporting company:  |_|

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                               Yes  |_|   No |X|

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $240,337,000 based on the closing price of the common stock of $32.03 on June 30, 2008, as reported by The Nasdaq Global Select Market.

As of March 6, 2009, the Registrant had 9,213,242 shares outstanding of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders.

                         CASS INFORMATION SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I.

Item 1.    BUSINESS                                                           1

Item 1A.   RISK FACTORS                                                       3

Item 1B.   UNRESOLVED STAFF COMMENTS                                          7

Item 2.    PROPERTIES                                                         7

Item 3.    LEGAL PROCEEDINGS                                                  7

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                7

PART II.
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES      8

Item 6.    SELECTED FINANCIAL DATA                                           10

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         10

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        26

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       28

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                               54

Item 9A.   CONTROLS AND PROCEDURES                                           54

Item 9B.   OTHER INFORMATION                                                 56

PART III.

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE            56

Item 11.   EXECUTIVE COMPENSATION                                            56

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                   56

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE                                                      57

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                            57

PART IV.

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                        57

           SIGNATURES                                                        59

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

                                     PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. ("Cass" or "the Company") is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides freight invoice rating, payment, audit, accounting and transportation information to many of the nation's largest companies. It is also a processor and payer of utility invoices, including electricity, gas, and other facility related expenses. Additionally, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, cellular and communication equipment expense. Also the Company, through its wholly owned bank subsidiary, Cass Commercial Bank ("the Bank"), provides commercial banking services. The Bank's primary focus is to support the Company's payment operations and provide banking services to its target markets, which include privately owned businesses and churches and church-related ministries. Services include commercial and commercial real estate, checking, savings and time deposit accounts and other cash management services. The principal offices of the Company are at 13001 Hollenberg Drive, Bridgeton, Missouri 63044. Other operating locations are in Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Bank's headquarters are also located at the Bridgeton location, and the Bank operates five other branches, four in the St. Louis metropolitan area and one in southern California.

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

Data management - Once data is assembled, Cass is able to utilize the power from derived information to produce significant savings and benefits for its clients. This information is integrated into customers' unique financial and accounting systems, eliminating the need for internal accounting processing and providing internal and external support for these critical systems. Information is also used to produce management and exception reporting for operational control, feedback, planning assistance and performance measurement.

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

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. Due to its ownership of a federally insured commercial bank, the Company is a bank holding corporation and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri. It was approved by the Board of Governors of the Federal Reserve System (the "Federal Reserve") in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. The Company's bank subsidiary encounters competition from numerous banks and financial institutions located throughout the St. Louis, Missouri metropolitan area and other areas in which the Bank competes. The Bank's principal competitors, however, are large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks. The Bank targets its services to privately held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri, Orange County, California and other selected cities located throughout the United States. The Bank has not financed, and does not currently finance, sub-prime mortgage loans.

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

Employees

The Company and its subsidiaries had 709 full-time and 227 part-time employees as of March 2, 2009. Of these employees, the Bank had 62 full-time and two part-time employees.

Supervision and Regulation

The Company and its bank subsidiary are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Missouri Division of Finance, the Federal Reserve Bank (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision and examination by the FRB. The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB. Bank regulatory agencies use Capital Adequacy Guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the agencies may force certain remedial action to be taken. The Capital Adequacy Guidelines are of several types and include risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; guidelines that consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a bank holding company may leverage its equity capital base. For further discussion of the capital adequacy guidelines and ratios, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, Note 3 of this report.

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

As a bank holding company, the Company must obtain prior approval from the FRB before acquiring ownership or control of more than 10% of the voting shares of another bank or bank holding company or acquiring all or substantially all of the assets of such a company. In many cases, prior approval is also required for the Company to engage in similar acquisitions involving a non-bank company or to engage in new non-bank activities. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

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

Financial Information about Segments

The services provided by the Company are classified in two reportable segments:
Information Services and Banking Services. The revenues from external customers, net income and total assets by segment as of and for the three years ended December 31, 2008, are set forth in Item 8, Note 18 of this report.

Statistical Disclosure by Bank Holding Companies

For the statistical disclosure by bank holding companies refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1A. RISK FACTORS

This section highlights specific risks that could affect the Company's business. Although this section attempts to highlight key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time, and Cass cannot predict such risks or estimate the extent to which they may affect the Company's financial performance. In addition to the factors discussed elsewhere or incorporated by reference in this report, the identified risks that could cause actual results to differ materially include the following:

General political, economic or industry conditions may be less favorable than expected.

Local, domestic, and international economic, political and industry-specific conditions and governmental monetary and fiscal policies affect the industries in which the Company competes, directly and indirectly. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors outside of Cass' control may adversely affect the Company. Economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Cass' earnings. If the weak global economic conditions persist well into the future, the Company's financial condition could be negatively impacted.

Unfavorable developments concerning customer credit quality could affect Cass' financial results.

Although the Company regularly reviews credit exposure related to its customers and various industry sectors in which it has business relationships, default risk may arise from events or circumstances that are difficult to detect or foresee. Under such circumstances, the Company could experience an increase in the level of provision for credit losses, delinquencies, nonperforming assets, net charge-offs and allowance for credit losses.

The Company has lending concentrations, including, but not limited to, churches and church-related entities located in selected cities and privately-held businesses located in or near St. Louis, Missouri, that could suffer a significant decline which could adversely affect the Company.

Cass' customer base consists, in part, of lending concentrations in several segments and geographical areas. If any of these segments or areas is significantly affected by the general weak economic conditions that currently exist, the Company could experience increased credit losses, and its business could be adversely affected.

Fluctuations in interest rates could affect Cass' net interest income and balance sheet.

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions' net interest income. Fluctuations in interest rates affect Cass' financial statements, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. As discussed in greater detail in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," a continuation of the decline in the general level of interest rates, as has been experienced during 2008, can have a negative impact on net interest income.

Methods of reducing risk exposures might not be effective.

Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, interest rate, market and liquidity, operational, regulatory/compliance, business risks and enterprise-wide risks could be less effective than anticipated. As a result, the Company may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk.

Customer borrowing, repayment, investment, deposit, and payable processing practices may be different than anticipated.

The Company uses a variety of financial tools, models and other methods to anticipate customer behavior as part of its strategic and financial planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of Cass' control could alter predicted customer borrowing, repayment, investment, deposit, and payable processing practices. Such a change in these practices could adversely affect Cass' ability to anticipate business needs, including cash flow and its impact on liquidity, and to meet regulatory requirements.

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

General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, governmental intervention, interest rate changes, credit loss trends, low trading volume or currency fluctuations also could cause Cass' stock price to decrease regardless of the Company's operating results.

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

The industries in which the Company operates are very competitive. The Company not only competes for business opportunities with new customers, but also competes to maintain and expand the relationships it has with its existing customers. The Company continues to experience pressures to maintain these relationships as its competitors attempt to capture its customers.

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

The Company is subject to extensive regulation, supervision and examination by the Missouri Division of Finance, the FDIC, the FRB, the SEC and other regulatory bodies. Such regulation and supervision governs the activities in which the Company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Cass' operations, investigations and limitations related to Cass' securities, the classification of Cass' assets and determination of the level of Cass' allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Cass' operations.

Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Company and its subsidiaries, could adversely affect Cass or the financial services industry in general.

The Company is subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that the Company will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of Cass' efforts, which by itself could have a material adverse effect on Cass' financial condition and operating results. Further, adverse determinations in such matters could result in actions by Cass' regulators that could materially adversely affect Cass' business, financial condition or results of operations.

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

Cass has identified four accounting policies as being "critical" to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. More information on Cass' critical accounting policies is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

From time to time, the regulatory agencies, the Financial Accounting Standards Board ("FASB"), and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of the Company's financial statements. These changes can be hard to predict and can materially impact how management records and reports the Company's financial condition and results of operations.

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

The terrorist attacks in September 2001 in the United States and ensuing events, as well as the resulting decline in consumer confidence, had a material adverse effect on the economy. Any similar future events may disrupt Cass' operations or those of its customers. In addition, these events had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm Cass' operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm Cass' stock price and may limit the capital resources available to its customers and the Company. This could have a significant impact on Cass' operating results, revenues and costs and may result in increased volatility in the market price of Cass' common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri. This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space. The Company also owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional production facilities are located in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through March 2011, Greenville, South Carolina where approximately 8,500 square feet of office space is leased through November 2013, Wellington, Kansas where approximately 2,000 square feet of office space is leased through July 2011 and Columbus, Ohio where approximately 8,500 square feet of office space is leased through November 2009.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on The Nasdaq Global Select Market(R) under the symbol "CASS." As of March 2, 2009, there were 180 holders of record of the Company's common stock. High and low sale prices, as reported by The Nasdaq Global Select Market for each quarter of 2008 and 2007 were as follows:

                                2008                        2007
                                ----                        ----
                         High         Low           High           Low
                         ----         ---           ----           ---
  1st Quarter         $ 34.87      $ 25.01        $ 35.41        $ 29.34
  2nd Quarter           34.71        29.40          34.35          28.28
  3rd Quarter           39.15        29.00          34.77          28.90
  4th Quarter           36.50        27.14          40.55          30.00

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. Cash dividends paid per share, restated for stock dividends, by the Company during the two most recent fiscal years were as follows:

                                         2008              2007
                                         ----              ----
             March                     $ .120            $ .109
             June                        .120              .109
             September                   .120              .109
             December                    .130              .120

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's common stock. The Company repurchased 120,000 shares for $3,984,000 in 2008 and did not repurchase any shares during 2007. As of December 31, 2008, 180,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Performance Quoted on The Nasdaq Stock Market for the last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market
(US) ("Nasdaq") and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2003, with dividends reinvested. Returns are based on period end prices.



[THE FOLLOWING DATA IS A REPRESENTATION OF A LINE CHART IN THE PRINTED MATERIAL]

                                                        Dec-2003     Dec-2004      Dec-2005     Dec-2006    Dec-2007     Dec-2008
                                                        --------     --------      --------     --------    --------     --------
Cass Information Systems Inc.               Return %                   18.84         44.64        65.28        2.98        -7.44
                                            Cum $        100.00       118.84        171.89       284.09      292.56       270.80

NASDAQ Computer and Data Processing Index   Return %                   10.25          3.39        12.28       22.19       -42.44
                                            Cum $        100.00       110.25        113.99       127.99      156.39        90.02

NASDAQ 100 Stock Index                      Return %                   10.75          1.90         7.30       19.28       -41.57
                                            Cum $        100.00       110.75        112.85       121.09      144.43        84.39

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands, except per share data)    2008            2007           2006           2005            2004
---------------------------------------------------------------------------------------------------------------------
Fee revenue and other income                 $ 53,170        $ 48,200       $ 42,821       $ 38,653        $ 34,047
Interest income on loans                       34,204          36,288         36,164         32,214          27,055
Interest income on debt and equity securities   7,716           5,531          3,627          2,441           2,558
Other  interest income                          2,218           7,527          7,262          3,596           1,120
   Total interest income                       44,138          49,346         47,053         38,251          30,733
Interest expense on deposits                    3,179           7,728          6,414          4,486           3,024
Interest expense on short-term borrowings          12               6              7              5               1
Interest on debentures and other                  187             230            198            196              70
   Total interest expense                       3,378           7,964          6,619          4,687           3,095
   Net interest income                         40,760          41,382         40,434         33,564          27,638
Provision for loan losses                       2,200             900          1,150            775             550
   Net interest income after provision         38,560          40,482         39,284         32,789          27,088
Operating expense                              65,564          62,739         58,277         55,216          47,045
   Income before income tax expense            26,166          25,943         23,828         16,226          14,090
   Income tax expense                           7,160           8,148          8,367          4,982           4,209
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations             $19,006        $ 17,795       $ 15,461       $ 11,244        $  9,881
Net loss from discontinued operations              --              --           (395)          (298)         (1,876)
Net income                                     19,006          17,795         15,066         10,946           8,005
=====================================================================================================================
Diluted earnings per share from
   continuing operations                     $   2.03        $   1.90       $   1.65       $   1.21        $   1.06
Diluted  earnings per share                      2.03            1.90           1.61           1.17             .86
Dividends per share                              .490            .447           .400           .352            .332
Dividend payout ratio                           24.14%         23.53%          24.84%         29.24%          37.79%
=====================================================================================================================
Average total assets                         $922,471        $891,734       $839,208       $776,899        $709,518
Average net loans                             546,110         508,621        516,164        506,898         471,412
Average debt and equity securities            197,273         141,363         91,555         71,037          78,745
Average total deposits                        241,844         279,831        278,546        290,555         292,379
Average subordinated convertible debentures     3,669           3,699          3,700          3,700           1,314
Average total shareholders' equity            104,185          89,427         79,736         71,892          65,804
=====================================================================================================================
Return on average total assets                   2.06%           2.00%          1.80%          1.41%           1.13%
Return on average equity                        18.24           19.90          18.89          15.23           12.16
Average equity to assets ratio                  11.29           10.03           9.50           9.25            9.27
Equity to assets ratio at year-end              12.00           11.01           9.78           9.20            9.71
Net interest margin                              5.34            5.45           5.50           4.95            4.48
Allowance for loan losses to loans at year-end   1.09            1.26           1.31           1.19            1.21
Nonperforming assets to loans and foreclosed
   assets                                         .57             .77            .16            .28             .18
Net loan charge-offs to average loans
   outstanding                                    .37             .24            .16            .10              --
=====================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2008, 2007 and 2006. All share and per share data have been restated to give effect to the 50% and 10% stock dividends issued on September 15, 2006 and December 17, 2007, respectively. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

Executive Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which include electricity, gas and telecommunications expenses, and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, utility and telecommunication payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. As lower levels of economic activity are encountered, such as those experienced in the second half of 2008, the number and total dollar amount of transactions processed by the Company may decline thereby reducing fee revenue, interest income, and possibly liquidity. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," a decline in the general level of interest rates, as has been experienced during 2008, can have a negative impact on net interest income.

On July 7, 2006, the Company acquired 100% of the stock of NTransit, Inc. ("NTransit"), a company that provides auditing and expense management of parcel shipments. While this acquisition did not meet the Regulation S-X criteria of a significant business combination, it positioned the Company to expand its offerings in the specialized service and expertise in parcel shipping, which is a unique segment of the transportation industry that has experienced significant growth in recent years.

Total fee revenue and other income in 2008 increased $4,970,000, or 10%, and net interest income after provision for loan losses (also referred to as net investment income) decreased $1,922,000, or 5%, while total operating expenses increased $2,825,000, or 5%. These results were driven by a 1,950,000, or 11%, increase in items processed and $4,715,346,000, or 21%, increase in dollars processed, which were somewhat offset by the impact of a higher provision for loan losses and the decline in the general level of interest rates. The asset quality of the Company's loans and investments appears strong.

Currently, management views Cass' major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company's lead in applied technology, which we believe, when combined with the security and processing controls of the Bank, makes Cass unique in the industry.

Recent Developments

The U.S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. In response to the financial crisis, in October 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. In addition, the U.S. Treasury Department announced that it has been authorized to purchase equity stakes in participating U.S. financial institutions. Under this program, known as the Troubled Asset Relief Program - Capital Purchase Program (the "TARP Capital Purchase Program"), the U.S. Treasury Department will make capital available to participating U.S. financial institutions in exchange for, generally, preferred stock.

Further, after receiving a recommendation from the boards of the FDIC and the FRB, the U.S. Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program.

After careful assessment, and due to its strong capital base, the Company chose not to participate in the TARP Capital Purchase Program.

The Company elected to participate in the Temporary Liquidity Guarantee Program, as not participating could have put the Company at a competitive disadvantage without the 100% FDIC guarantee of its non-interest bearing transaction deposit accounts. The FDIC guarantee of senior debt was not a factor in the Company's decision process, as it has no senior debt outstanding.

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

Pension Plans. The amounts recognized in the consolidated financial statements related to pensions are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2008, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 12 to the consolidated financial statements. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158") on December 31, 2006. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns such as the realization of deferred tax assets, changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 15 to the consolidated financial statements.

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

Summary of Results

                                                        December 31,                                % Change
                                        ---------------------------------------------     ----------------------------
(In thousands, except per share data)         2008          2007               2006       2008 v. 2007    2007 v. 2006
----------------------------------------------------------------------------------------------------------------------
Total processing volume                      36,416        32,740             29,266          11.2%          11.9%
Total processing dollars                $26,900,535   $22,185,189        $19,871,281          21.3%          11.6%
Payment and processing fees                 $50,721       $45,642            $40,343          11.1%          13.1%
Net investment income                       $38,560       $40,482            $39,284          (4.7)%          3.1%
Total net revenue                           $91,730       $88,682            $82,105           3.4%           8.0%
Average earning assets                     $841,367      $809,739           $762,397           3.9%           6.2%
Net interest margin*                           5.34%         5.45%              5.50%         (2.0)%          (.9)%
Net income from continuing operations       $19,006       $17,795            $15,461           6.8%          15.1%
Diluted EPS from continuing operations        $2.03         $1.90              $1.65           6.8%          15.2%
Net income                                  $19,006       $17,795            $15,066           6.8%          18.1%
Diluted earnings per share                    $2.03         $1.90              $1.61           6.8%          18.0%
Return on average assets                       2.06%         2.00%              1.80%
Return on average equity                      18.24%        19.90%             18.89%
----------------------------------------------------------------------------------------------------------------------

* Presented on a tax-equivalent basis

The results of 2008 compared to 2007 include the following significant items:

     Payment and processing fee revenue from continuing operations increased as the number of transactions processed increased. This increase was driven mainly by Utility Information Services processing activity which added a significant amount of new business during 2008. Transportation Information Services also achieved record levels of processing during 2008 and record levels of new customers added.

     Net investment income decreased $1,922,000 primarily due to both a decline in the general level of interest rates and an increase in the provision for loan losses. The net interest margin on a tax equivalent basis was 5.34% in 2008 compared to 5.45% in 2007. The growth in average earning assets was funded mainly by increases in accounts and drafts payable due to the increase in dollars processed.

     There were $552,000 gains from the sale of securities in 2008 and no gains in 2007. Bank service fees decreased $352,000, or 21%, to $1,330,000. Other income from continuing operations decreased $309,000 in 2008 or 35%. Operating expenses from continuing operations increased $2,825,000, or 5%, due mainly to expenses relating to the increase in processing activity.

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

     Net investment income increased $1,198,000 due to an increase in average earning assets. The net interest margin on a tax equivalent basis was 5.45% in 2007 compared to 5.50% in 2006. The growth in average earning assets was funded mainly by increases in accounts and drafts payable due to the increase in dollars processed.

     There were no gains from the sale of securities in 2007 and 2006. Bank service fees increased $57,000, or 4%, to $1,682,000. Other income from continuing operations remained fairly constant at $876,000 in 2007 and $853,000 in 2006. Operating expenses from continuing operations increased $4,462,000, or 8%, due mainly to expenses relating to the increase in processing activity.

Fee Revenue and Other Income from Continuing Operations

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes, fee revenue and other income for the years ended December 31, 2008, 2007 and 2006 were as follows:

                                                         December 31,                          % Change
                                       -------------------------------------------   ------------------------------
(In thousands)                                2008           2007            2006     2008 v. 2007    2007 v. 2006
-------------------------------------------------------------------------------------------------------------------
Freight invoice transaction volume           25,854         23,480          22,601        10.1%           3.9%
Freight invoice dollar volume           $17,482,520    $14,519,906     $14,199,389        20.4%           2.3%
Utility transaction volume                   10,562          9,260           6,665        14.1%          38.9%
Utility transaction dollar volume        $9,418,015     $7,665,283      $5,671,892        22.9%          35.1%
Payment and processing revenue              $50,721        $45,642         $40,343        11.1%          13.1%
Bank service fees                            $1,330         $1,682          $1,625       (20.9)%          3.5%
Gains on sales of investment securities        $552             --              --         N/A            N/A
Other                                          $567           $876            $853       (35.3)%          2.7%
-------------------------------------------------------------------------------------------------------------------

Fee revenue and other income in 2008 compared to 2007 include the following significant pre-tax components:

Freight volume increased by 2,374,000 transactions during the past year. This increase was due mainly to new business in 2008 somewhat offset by the impact of the general economic slow down on existing customer processing activity, particularly in the second half of the year. Utility volume experienced solid growth, adding more than 1,302,000 transactions in 2008. This growth was due mainly to new business. These transaction volume increases drove most of the $5,079,000 increase in payment and processing revenue.

Fee revenue and other income in 2007 compared to 2006 include the following significant pre-tax components:

Freight volume increased by 879,000 transactions during 2007. This increase was due mainly to new business in 2007. Utility volume experienced significant growth, adding more than 2,595,000 transactions in 2007. This growth was due mainly to new business. These transaction volume increases drove most of the $5,299,000 increase in payment and processing revenue.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors for the three periods ended December 31, 2008, 2007 and 2006:

                                                                                 % Change          % Change
(In Thousands)                             2008          2007         2006      2008 v. 2007      2007 v. 2006
---------------------------------------------------------------------------------------------------------------
Average earning assets                   $841,366     $809,739     $762,397          3.9%             6.2%
Net interest income*                       44,966       44,115       41,950          1.9%             5.2%
Net interest margin*                        5.34%        5.45%        5.50%        (2.0)%            (.9)%
Yield on earning assets                     5.75%        6.43%        6.37%       (10.6)%              .9%
Rate on interest bearing liabilities        2.16%        4.20%        3.62%       (48.6)%            16.0%
---------------------------------------------------------------------------------------------------------------

*Presented on a tax-equivalent basis using a tax rate of 35%.

Net interest income in 2008 compared to 2007:

         The increase in net interest income was caused by the increase in earning assets partially offset by a decrease in net interest margin. The increase in earning assets was funded mainly by the increase in accounts and drafts payable due to the increased dollars processed. The decrease in net interest margin was due mainly to the reduction in the general level of interest rates. The Company is negatively affected by decreases in the level of interest rates. Conversely, the Company is positively affected by increases in the level of interest rates due to the fact that its rate sensitive assets significantly exceed its rate sensitive liabilities. This is primarily due to the non-interest-bearing liabilities generated by the Company in the form of accounts and drafts payable. More information is contained in the tables below and in Item 7A of this report.

         Total average loans increased $37,210,000, or 7%, to $552,333,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

         Total average investment in securities increased $55,910,000, or 40%, to $197,273,000. The investment portfolio will expand and contract over time as the interest rate environment changes and the Company manages its liquidity and interest rate position. The increase in 2008 was due to the purchase of state and political subdivision securities with AA or better credit ratings and maturities approaching ten years. With the declining interest rate environment, the Company made these purchases to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company's investment policy. Total average federal funds sold and other short-term investments decreased $61,493,000, or 40%, to $91,760,000. This decrease was the primary offset to the previously mentioned increases in loans and investment securities.

         The Bank's average interest-bearing deposits decreased $33,634,000, or 18%, compared to the prior year. This decrease was primarily the result of the reduction of higher-cost time deposits. Average rates paid on interest-bearing liabilities decreased from 4.20% to 2.16% as a result of an overall decline in the interest rate environment during 2008 combined with the previously mentioned reduction in higher-cost time deposits.

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

         Total average loans decreased $7,244,000, or 1%, to $515,123,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company's highest yielding earning assets for any given maturity.

         Total average investment in securities increased $49,808,000, or 54%, to $141,363,000. The investment portfolio will expand and contract over time as the interest rate environment changes and the Company manages its liquidity and interest rate position. The increase in 2007 was due to the purchase of state and political subdivision securities with AA or better credit ratings and maturities approaching ten years. With the expectations of a declining interest rate environment, the Company made these purchases to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company's investment policy. Total average federal funds sold and other short-term investments increased $4,778,000, or 3%, to $153,253,000. This increase was funded by the increase in accounts and drafts payable.

         The Bank's average interest-bearing deposits remained relatively flat with a $6,450,000, or 4%, increase compared to the prior year. Average demand deposits decreased $5,165,000, or 5%, as customers moved their deposited funds into higher yielding off-balance sheet investment products. Average rates paid on interest-bearing liabilities increased from 3.62% to 4.20% as a result of increased rate competition for savings deposits and certificates of deposit in the markets served by the Bank.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

                                             2008                              2007                              2006
                                  --------------------------       --------------------------        ----------------------------
                                   Interest                        Interest                          Interest
                                   Average   Income/  Yield/       Average    Income/  Yield/        Average     Income/  Yield/
(Dollars in thousands)             Balance   Expense    Rate       Balance    Expense    Rate        Balance     Expense    Rate
---------------------------------------------------------------------------------------------------------------------------------
Assets(1)
Earning assets:
   Loans (2,3):
     Taxable                      $548,500   $34,030    6.20%     $509,409    $36,021    7.07%       $516,958    $35,923    6.95%
     Tax-exempt (4)                  3,833       268    6.97         5,714        411    7.19           5,409        371    6.86
   Securities (5):
     Taxable                         2,758        78    2.83        15,309        722    4.72          24,506      1,052    4.29
     Tax-exempt (4)                194,515    11,750    6.04       126,054      7,398    5.87          67,049      3,961    5.91
   Federal funds sold and other
     short-term investments         91,760     2,218    2.42       153,253      7,527    4.91         148,475      7,262    4.89
---------------------------------------------------------------------------------------------------------------------------------
Total earning assets               841,366    48,344    5.75       809,739     52,079    6.43         762,397     48,569    6.37
Nonearning assets:
   Cash and due from banks          11,607                          24,313                             28,645
   Premises and equipment, net      12,393                          12,915                             12,641
   Bank owned life insurance        12,802                          12,261                             11,763
   Goodwill and other
     intangibles, net                8,216                           8,495                              6,167
   Other assets                     42,310                          30,513                             23,531
   Assets related to discontinued
   operations                           --                              --                                267
Allowance for loan losses           (6,223)                         (6,502)                            (6,203)
---------------------------------------------------------------------------------------------------------------------------------
Total assets                      $922,471                        $891,734                           $839,208
---------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                      $77,835    $1,086    1.40%     $ 67,719     $2,122    3.13%       $ 71,043     $1,831    2.58%
   Savings deposits                 21,434       290    1.35        23,859        795    3.33          25,113        730    2.91
   Time deposits of
     $100 or more                   32,052     1,102    3.44        65,127      3,357    5.15          53,550      2,556    4.77
   Other time deposits              20,712       701    3.38        28,962      1,454    5.02          29,511      1,297    4.40
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits    152,033     3,179    2.09       185,667      7,728    4.16         179,217      6,414    3.58
   Short-term borrowings               876        12    1.37           138          6    4.35             161          7    4.46
   Subordinated convertible
     debentures                      3,669       187    5.10         3,699        230    5.33           3,700        198    5.35
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                     156,578     3,378    2.16       189,504      7,964    4.20         183,078      6,619    3.62
Noninterest-bearing liabilities:
   Demand deposits                  89,811                          94,164                             99,329
   Accounts and drafts payable     559,230                         504,678                            468,303
   Other liabilities                12,667                          13,961                              8,107
Liabilities related to
discontinued operations                 --                              --                                655
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                  818,286                         802,307                            759,472
Shareholders' equity               104,185                          89,427                             79,736
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity           $922,471                        $891,734                           $839,208
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                          $44,966                          $44,115                            $41,950
Net interest margin                            5.34%                            5.45%                              5.50%
Interest spread                                3.59%                            2.23%                              2.75%
=================================================================================================================================

1.   Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
3. Interest income on loans includes net loan fees of $310,000, $202,000 and $213,000 for 2008, 2007 and 2006, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% for 2008, 2007 and 2006. The tax-equivalent adjustment was approximately $4,206,000, $2,733,000 and $1,516,000 for 2008, 2007 and
     2006, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

                                                             2008 Over 2007                      2007 Over 2006
                                                      -----------------------------       -----------------------------
(Dollars in thousands)                                Volume(1)   Rate(1)     Total       Volume(1)   Rate(1)     Total
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
   Loans (2,3):
     Taxable                                          $2,643   $(4,634)   $(1,991)         $(527)     $625       $98
     Tax-exempt (4)                                     (132)      (11)      (143)            22        18        40
   Securities:
     Taxable                                            (433)     (211)      (644)          (426)       96      (330)
     Tax-exempt (4)                                    4,129       223      4,352          3,464       (27)    3,437
   Federal funds sold and other
     short-term investments                           (2,343)   (2,966)    (5,309)           234        31       265
-----------------------------------------------------------------------------------------------------------------------
Total interest income                                 $3,864   $(7,599)   $(3,735)        $2,767      $743    $3,510
-----------------------------------------------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                      281    (1,317)    (1,036)           (89)      380       291
   Savings deposits                                      (74)     (431)      (505)           (36)      101        65
   Time deposits of $100 or more                      (1,363)     (892)    (2,255)           585       216       801
   Other time deposits                                  (350)     (403)      (753)           (24)      181       157
   Short-term borrowings                                  13        (7)         6             (1)       --        (1)
   Subordinated convertible debenture                    (16)      (27)       (43)             6        26        32
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                                (1,509)   (3,077)    (4,586)           441       904     1,345
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                   $5,373   $(4,522)      $851         $2,326     $(161)   $2,165
=======================================================================================================================

1. The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
2.   Average balances include nonaccrual loans.
3.   Interest income includes net loan fees.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% for 2008, 2007 and 2006.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $591,976,000 and represented 67% of the Company's total assets as of December 31, 2008 and generated $34,204,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio as of December 31, 2008. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2008.

Loans by Type
(At December 31)

(Dollars in thousands)                         2008           2007            2006           2005           2004
--------------------------------------------------------------------------------------------------------------------
Commercial and industrial                  $118,044       $100,827        $113,162       $146,892       $117,777
Real estate: (Commercial and Church)
   Mortgage                                 412,788        360,907         352,044        348,554        346,711
   Construction                              56,221         31,082          29,779         28,170         25,838
Industrial revenue bonds                      3,363          4,149           6,293          4,514          4,955
Installment                                      --             --              --            107          1,741
Other                                         1,560          1,490           2,847          1,069          3,426
--------------------------------------------------------------------------------------------------------------------
Total loans                                $591,976       $498,455        $504,125       $529,306       $500,448
====================================================================================================================

Loans by Maturity
(At December 31, 2008)

                                        One Year              Over 1 Year                 Over
                                        Or Less             Through 5 Years              5 Years
                                   -----------------     --------------------       ------------------
                                   Fixed    Floating     Fixed       Floating       Fixed     Floating
(Dollars in thousands)             Rate     Rate(1)      Rate        Rate(1)        Rate      Rate(1)       Total
-------------------------------------------------------------------------------------------------------------------
Commercial and industrial        $21,294    $ 68,597     $ 18,387     $ 8,505      $1,261      $    --    $118,044
Real estate: (Commercial
and Church)
  Mortgage                        41,369      37,161      323,854       6,078       4,326           --     412,788
  Construction                    25,856      13,442        3,398      13,525          --           --      56,221
Industrial revenue bonds           1,026         -          2,337          --          --           --       3,363
Other                                418         933          206           3          --           --       1,560
-------------------------------------------------------------------------------------------------------------------
Total loans                      $89,963    $120,133     $348,182     $28,111      $5,587           --    $591,976
===================================================================================================================

(1) Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest. Note:
Due to the historically low interest rates encountered during 2008 the Company instituted a 4% floor for its prime lending rate.

The Company has no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table and as are discussed in Item 8, Note 5 of this report. As can be seen in the loan composition table above and as are discussed in Item 8, Note 5, the Company's primary market niche for banking services is privately held businesses and churches and church-related ministries.

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

Loan portfolio changes from December 31, 2007 to December 31, 2008:

         Total loans increased $93,521,000, or 19%, to $591,976,000. This increase was the result of two primary factors: 1) the successful implementation of new marketing efforts by the Company's lending staff and 2) the negative impact of the credit crisis on many of the Company's competitors resulted in more attractive loan growth opportunities. The growth in real estate construction loans was primarily due to increased activity in the church portfolio. At year-end, church and church-related real estate and construction loans totaled $310,329,000, which represents a 22% increase over 2007. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 5.

Loan portfolio changes from December 31, 2006 to December 31, 2007:

         Total loans decreased $5,670,000, or 1%, to $498,455,000. This decrease was due mainly to the reduction in commercial and industrial loans as loans were paid down. At the end of 2007, church and church-related real estate and construction credits totaled $253,626,000, which represents a 12% increase over 2006. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 5.

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $2,200,000 in 2008, $900,000 in 2007 and $1,150,000 in 2006. The amount of the provisions for loan losses was derived from the Company's quarterly analysis of the allowance for loan losses in relation to probable losses in the loan portfolio. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan charge-offs of $2,029,000, $1,212,000 and $842,000 in 2008, 2007 and 2006, respectively. The allowance for loan losses was $6,451,000 at December 31, 2008 compared to $6,280,000 at December 31, 2007 and $6,592,000 at December
31, 2006. The year-end 2008 allowance
represented 1.09% of outstanding loans, compared to 1.26% at year-end 2007 and 1.31% at year-end 2006. From December 31, 2007 to December 31, 2008, the level of nonperforming loans decreased $1,262,000 from $2,481,000 to $1,219,000, which represents .21% of outstanding loans. Nonperforming loans are more fully explained in the section entitled "Nonperforming Assets."

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

The following schedule summarizes activity in the allowance for loan losses and the allocation of the allowance to the Company's loan categories. During 2008, the allocation of the allowance to the commercial loan portfolio declined because one loan with a reserve allocation of $900,000 was paid off and one loan of $809,000 was charged off. The allocation to the real estate portfolio increased primarily due to the $51,881,000 in additional loan balances.

Summary of Loan Loss Experience

                                                                          December 31,
                                                   ---------------------------------------------------------
(Dollars in thousands)                                 2008        2007        2006        2005        2004
------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                       $6,280      $6,592      $6,284      $6,037      $5,506
------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial and industrial loans and
     industrial revenue bonds ("IRB's")               2,120         337         864         532          --
   Real estate: (Commercial and Church)
     Mortgage                                            --       1,038          --          22          48
   Other                                                 53          --          --           1          --
------------------------------------------------------------------------------------------------------------
Total loans charged-off                               2,173       1,375         864         555          48
------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off:
   Commercial, industrial and IRB's                     136         159          22          10          29
   Real estate: (Commercial and Church)
     Mortgage                                            --           4          --          13          --
Other                                                     8          --          --           4          --
------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged-off        144         163          22          27          29
============================================================================================================
Net loans charged-off                                 2,029       1,212         842         528          19
Provision charged to expense                          2,200         900       1,150         775         550
------------------------------------------------------------------------------------------------------------
Allowance at end of year                             $6,451      $6,280      $6,592      $6,284      $6,037
------------------------------------------------------------------------------------------------------------
Loans outstanding:
   Average                                         $552,333    $515,123    $522,367    $512,966    $477,234
   December 31                                      591,976     498,455     504,125     529,306     500,448
Ratio of allowance for loan losses to
   loans outstanding:
   Average                                             1.17%       1.22%       1.26%       1.23%       1.26%
   December 31                                         1.09%       1.26%       1.31%       1.19%       1.21%
Ratio of net charge-offs to
   average loans outstanding                            .37%        .24%        .16%        .10%         --
------------------------------------------------------------------------------------------------------------

Allocation of allowance for loan losses(1):
   Commercial, industrial and IRB's                  $1,521      $3,380      $3,507      $3,419      $3,066
   Real estate: (Commercial and Church)
     Mortgage                                         4,343       2,564       2,723       2,645       2,742
     Construction                                       569         318         271         200         207
   Other loans                                           18          18          91          20          22
------------------------------------------------------------------------------------------------------------
Total                                                $6,451      $6,280      $6,592      $6,284      $6,037
============================================================================================================
Percent of categories to total loans:
   Commercial and industrial and IRB's                 20.5%       21.1%       22.5%       28.6%       24.5%
   Real estate: (Commercial and Church)
     Mortgage                                          69.7        72.4        69.8        65.9        69.3
     Construction                                       9.5         6.2         5.9         5.3         5.2
   Other                                                 .3          .3         1.8          .2         1.0
------------------------------------------------------------------------------------------------------------
Total                                                 100.0%      100.0%      100.0%      100.0%      100.0%
============================================================================================================

(1) Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectability of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual and renegotiated loans, which would have been recorded under the original terms of the loans, was approximately $86,000 for the year ended December 31, 2008. Of this amount, approximately $56,000 was actually recorded as interest income on such loans.

Total nonaccrual loans at December 31, 2008 consists of five loans totaling $1,178,000 that relate to businesses that have weak financial positions and/or collateral deficiencies. Allocations of the allowance for loan losses have been established for the estimated loss exposure.

Foreclosed assets and accruing loans 90 days or more past due were $2,177,000 and $41,000, respectively, at December 31, 2008. The foreclosed assets relate to the foreclosure of two loans which were secured by commercial real estate buildings in St. Louis County and St. Charles County, Missouri. These buildings are currently listed for sale and have been recorded at their estimated fair value less costs to sell. The decrease in accruing loans 90 days or more past due is primarily related to one loan of $41,000 that was past its maturity date; however, full payment was received in March, 2009.

The Company does not have any foreign loans. The Company's loan portfolio does not include a significant amount of single family real estate mortgages, as the Company does not market its services to retail customers. Also, the Company had no sub-prime mortgage loans or residential development loans in its portfolio as of December 31, 2008.

The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Summary of Nonperforming Assets

                                                                               December 31,
                                                      --------------------------------------------------------------
(Dollars in thousands)                                    2008         2007         2006         2005          2004
--------------------------------------------------------------------------------------------------------------------
Commercial, industrial and IRB's:
   Nonaccrual                                         $    278     $  1,277       $  795       $  983        $  297
   Contractually past due 90 days
     or more and still accruing                             41          496           --           --            --
   Renegotiated loans                                       --           --           --           --            --
Real estate-mortgage:
   Nonaccrual                                              900          708           --           --            69
   Contractually past due 90 days
     or more and still accruing                             --           --           --          481             4
   Renegotiated loans                                       --           --           --           --           168
--------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                1,219        2,481          795        1,464           538
--------------------------------------------------------------------------------------------------------------------
Total foreclosed assets                                  2,177        1,388           --           --           375
--------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                            $  3,396     $  3,869       $  795       $1,464        $  913
====================================================================================================================

Operating Expenses from Continuing Operations

Operating expenses from continuing operations in 2008 compared to 2007 include the following significant pre-tax components:

         Salaries and employees benefits expense increased $2,758,000, or 6%, to $49,723,000. This is mainly attributable to additional staff related to the increase in processing volume, annual salary increases and the associated increase in benefit expenses.

         Occupancy expense increased $122,000, or 6%, to $2,228,000 as a result of additional maintenance and repairs expense plus an increase in rent expense.

         Equipment expense decreased $25,000, or 1%, to $3,331,000. This decrease is primarily due to a reduction in contract maintenance expense.

         Amortization of intangibles was $280,000 in 2008 and 2007 due to the intangible assets acquired in the acquisition of NTransit in July 2006.

         Other operating expense decreased $30,000, or less than 1%, to $10,002,000 due to reductions in postage and supplies, promotional expense and professional services offset by an increase in other real estate owned expense.

Operating expenses from continuing operations in 2007 compared to 2006 include the following significant pre-tax components:

         Salaries and employees benefits expense increased $4,289,000, or 10%, to $46,965,000. This is mainly attributable to additional staff related to the increase in processing volume, annual salary increases and the associated increase in benefit expenses.

         Occupancy expense increased $127,000, or 6%, to $2,106,000.

         Equipment expense increased $428,000, or 15%, to $3,356,000. This increase is primarily due to depreciation related to capital expenditures in 2006 and 2007.

         Amortization of intangibles increased $54,000, or 24%, to $280,000 due to the intangible assets acquired in the acquisition of NTransit in July 2006.

         Other operating expense decreased $436,000, or 4%, to $10,032,000 due to reductions in outside imaging and legal expenses.

Income Tax Expense

Income tax expense from continuing operations in 2008 totaled $7,160,000 compared to $8,148,000 in 2007, and compared to $8,367,000 in 2006. When measured as a percent of income from continuing operations, the Company's effective tax rate was 27% in 2008, 31% in 2007 and 35% in 2006. The effective tax rate varies from year-to-year primarily due to changes in the Company's amount of investment in tax-exempt municipal bonds and income recognized on bank owned life insurance. The Company's income tax benefit from discontinued operations was $0, $0 and $280,000 with effective rates of 0%, 0%, and 41% for the years 2008, 2007 and 2006, respectively.

Investment Portfolio

Investment portfolio changes from December 31, 2007 to December 31, 2008:

         U.S. Treasury securities decreased $1,796,000, or 90%, to $200,000. U.S. government-sponsored corporation and agency securities decreased from $1,499,000 to $0. State and political subdivision securities increased $25,440,000, or 15%, to $192,918,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management's assessment of current and future interest rates, changes in loan demand, changes in the Company's sources of funds and the economic outlook. During this period, the size of the investment portfolio increased as the Company purchased state and political subdivision securities. These securities all had AA or better credit ratings and maturities approaching ten years. With the additional liquidity provided by the increase in accounts and drafts payables and the declining rate environment, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company's investment policy. As of December 31, 2008, the Company had no mortgage-backed securities in its portfolio.

Investment portfolio changes from December 31, 2006 to December 31, 2007:

         U.S. Treasury securities decreased $14,828,000, or 88%, to $1,996,000. U.S. government-sponsored corporation and agency securities decreased $1,486,000, or 50%, to $1,499,000. State and political subdivision securities increased $85,271,000, or 104%, to $167,478,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management's assessment of current and future interest rates, changes in loan demand, changes in the Company's sources of funds and the economic outlook. During this period the size of the investment portfolio increased as the Company purchased state and political subdivision securities. These securities all had AA or better credit ratings and maturities approaching ten years. With the additional liquidity provided by the increase in accounts and drafts payables and the expectation of a declining rate environment, the Company made these purchases to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company's investment policy. As of December 31, 2007, the Company had no mortgage-backed securities in its portfolio.

There was no single issuer of securities in the investment portfolio at December 31, 2008 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type

                                                                                          December 31,
                                                                           ---------------------------------------
(Dollars in thousands)                                                          2008          2007          2006
------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                                   $     200     $   1,996     $  16,824
U.S. government-sponsored corporations and agencies                               --         1,499         2,985
State and political subdivisions                                             192,918       167,478        82,207
Stock of the Federal Home Loan Bank                                              465           451           451
Stock of the Federal Reserve Bank                                                282           282           282
------------------------------------------------------------------------------------------------------------------
Total investments                                                          $ 193,865     $ 171,706     $ 102,749
==================================================================================================================

Investment in Debt Securities by Maturity
(At December 31, 2008)

                                                  Within 1     Over 1 to     Over 5 to      Over
(Dollars in thousands)                              Year        5 Years      10 Years      10 Years      Yield
----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                          $    200     $     --     $      --     $      --       5.25%
State and political subdivisions(1)                 13,229       45,999        72,066        61,624       6.08%
----------------------------------------------------------------------------------------------------------------
Total investment in debt securities               $ 13,429     $ 45,999     $  72,066     $  61,624
----------------------------------------------------------------------------------------------------------------
Weighted average yield                              4.99%         5.72%         6.18%         6.46%       6.08%
================================================================================================================

1. Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased $10,110,000, or 11%, from December 31, 2007 to $103,300,000 at December 31, 2008. The average balances of these deposits decreased $4,353,000, or 5%, from 2007 to $89,811,000 in 2008. The increase in ending balances relates mainly to growth in these accounts during the latter part of the year. These balances are primarily maintained by commercial customers and churches and can fluctuate on a daily basis.

Interest-bearing deposits decreased $6,165,000, or 3%, from December 31, 2007 to $174,241,000 at December 31, 2008. The average balances of these deposits decreased to $152,033,000 in 2008 from $185,667,000 in 2007. This decrease was primarily the result of the Company's decision to reduce higher-cost time deposits.

Accounts and drafts payable generated by the Company in its payment processing operations decreased $34,709,000, or 7%, from December 31, 2007 to $479,025,000 at December 31, 2008. The average balance of these funds increased $54,552,000, or 11%, from 2007 to $559,230,000 in 2008. The increase relates to the increase in dollars processed. Due to the Company's payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled "Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential" which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

As discussed in "Recent Developments," the company elected to participate in the Temporary Liquidity Guarantee Program, as not participating could have put the Company at a competitive disadvantage without the 100% FDIC guarantee of its non-interest bearing transaction deposit accounts. The cost of this program is 10 basis points or approximately $60,000 on an annual basis based upon the additional covered deposits at December 31, 2008.

Maturities of Certificates of Deposits of $100,000 or More
(At December 31, 2008)

(Dollars in thousands)
--------------------------------------------------------------------------------
Three months or less                                                    $18,602
Three to six months                                                      15,697
Six to twelve months                                                     10,635
Over twelve months                                                        2,325
                                                                        -------
Total                                                                   $47,259
--------------------------------------------------------------------------------

Subordinated Convertible Debentures

Total subordinated convertible debentures at December 31, 2008 and 2007 were $2,991,000 and $3,688,000, respectively and the average balances of these funds were and $3,669,000 and $3,699,000, respectively. The debentures were issued on August 24, 2004 as part of the Company's purchase of PROFITLAB, Inc. ("PROFITLAB"). For more information on these debentures please refer to Item 8,
Note 10 of this report.

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, federal funds sold, and money market funds, and were $29,485,000 at December 31, 2008, a decrease of $146,585,000 or 83% from
December 31, 2007. At December 31, 2008 these assets represented 3% of total assets. The Company decreased liquid assets during 2008 as a result of the significant drop in short-term interest rates. The excess liquidity held at the end of 2007 was invested in higher-yielding loans and investment securities to help maximize net interest income during 2008. Cash and cash equivalents are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $193,865,000 at December 31, 2008, an increase of $22,159,000 or 13% from
December 31, 2007. These assets represented 22% of total assets at December 31, 2008 and all but less than 1% were state and political subdivision securities. Of the total portfolio, 6% mature in one year, 22% mature after one year through five years and 72% mature after five years. The Company sold $20,867,000 of securities available-for-sale during 2008 in managing its liquidity position and to take advantage of favorable reinvestment opportunities.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $46,000,000. Additionally, the Bank maintains lines of credit at unaffiliated financial institutions in the maximum amount of $81,643,000 collateralized by U.S. Treasury securities and commercial mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities from continuing operations for the years 2008, 2007 and 2006 were $22,030,000, $23,652,000 and $17,031,000 respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company's operations and capital expenditures in 2009.

Capital Resources

One of management's primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2008 as shown in Item 8, Note 3 of this report.

In 2008, cash dividends paid were $.49 per share for a total of $4,499,000, an increase of $381,000, or 9%, compared to $.447 per share and a total of $4,118,000 in 2007. The increase is attributable primarily to the per share amount paid.

Shareholders' equity was $106,241,000, or 12%, of total assets, at December 31, 2008, an increase of $6,789,000 over the balance at December 31, 2007. This increase resulted from net income of $19,006,000, proceeds from the exercise of stock options of $24,000, $697,000 related to the conversion of subordinated debentures, a decrease in other comprehensive loss of $508,000 and other items of $1,026,000 related to the stock bonuses, which were offset by cash dividends paid of $4,499,000, the purchase of treasury shares of $3,984,000 and the pension adjustment per SFAS No. 158 of $5,989,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2008, unappropriated retained earnings of $1,530,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's common stock. This repurchase plan was updated by the Board of Directors on January 22, 2008 and replaced the Company's previous plan under which 120,000 shares had remained available for repurchase. The Company repurchased 120,000 shares during 2008 and did not repurchase any shares during 2007. As of December 31, 2008, 180,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

As discussed in the "Recent Developments" section above, after careful assessment and due to its strong capital base, the Company chose not to participate in the TARP Capital Purchase Program.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2008, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2008, the balance of loan commitments, standby and commercial letters of credit were $33,525,000, $7,585,000 and $3,185,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

On August 24, 2004, the Company issued $3,700,000 in subordinated convertible debentures as part of the Company's acquisition of PROFITLAB. Interest, at a rate of 5.33%, is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert the principal amount into fully paid and non-assessable shares of the common stock of the Company at a rate per share of $19.47 at various amounts over a 10-year period, at which time the securities mature. The debentures may be called by the Company without penalty after August 24, 2010. For more information please refer to Item 8, Note 10 of this report.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments, time deposits and convertible subordinated debentures at December 31, 2008:

                                                               Amount of Commitment Expiration per Period
                                                               ------------------------------------------
                                                                  Less than      1-3          3-5       Over 5
(Dollars in thousands at December 31, 2008)            Total       1 Year       Years        Years       Years
----------------------------------------------------------------------------------------------------------------
Operating lease commitments                          $  3,148     $    624     $   949     $   788     $   787
Time deposits*                                         69,648       65,410       3,028       1,210          --
Convertible subordinated debentures *                   2,991           --          --          --       2,991
----------------------------------------------------------------------------------------------------------------
     Total                                           $ 75,787     $ 66,034     $ 3,977     $ 1,998     $ 3,778
================================================================================================================

* Includes principal payments only.

During 2008, the Company contributed $5,900,000 to its noncontributory defined benefit pension plan. The contribution had no significant effect on the Company's overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2008 these assumptions were as follows:

  ----------------------------------------------------------------------
  Weighted average discount rate                                   6.50%
  Rate of increase in compensation levels                          4.25%
  Expected long-term rate of return on assets                      7.25%
  ----------------------------------------------------------------------

Impact of Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R) - Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how entities will account for business combinations under SFAS No. 141(R) include: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; (f) transaction costs will be expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. SFAS No. 141(R) is effective for all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial condition, results of operations and the disclosures that will be presented in our consolidated financial statements and we do not expect there will be a material impact.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2008, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2008:

                                 % Change in            % Change in Fair
 Change in Interest Rates     Net Interest Income     Market Value of Equity
-----------------------------------------------------------------------------
     +200 basis points                 10%                     10%
     +100 basis points                  5%                      5%
       Stable Rates                   ----                    ----
     -100 basis points                 (3%)                    (3%)
     -200 basis points                 (6%)                    (3%)

Interest Rate Sensitivity Position

The following table presents the Company's gap or interest rate risk position at December 31, 2008 for the various time periods indicated.

                                         Variable     0-90      91-180    181-364      1-5      Over
(Dollars in thousands)                     Rate       Days       Days      Days       Years    5 Years     Total
------------------------------------------------------------------------------------------------------------------
Earning assets:
    Loans:
         Taxable                         $148,244   $  4,830    $30,131   $53,980   $345,841   $  5,587   $588,613
         Tax-exempt                            --         --        124       898      2,341         --      3,363
    Debt and equity securities(1):
         Taxable                               --        200         --        --         --         --        200
             Tax-exempt                        --      1,973      2,793     6,738     44,535    133,690    189,729
             Other                            747         --         --        --         --         --        747
    Federal funds sold and other
         short-term investments            19,442         --         --        --         --         --     19,442
------------------------------------------------------------------------------------------------------------------
Total earning assets                     $168,433   $  7,003    $33,048   $61,616   $392,717   $139,277   $802,094
==================================================================================================================
Interest-sensitive liabilities:
         Money market accounts           $ 49,604   $     --    $    --   $    --   $     --   $     --   $ 49,604
         Now accounts                      31,749         --         --        --         --         --     31,749
         Savings deposits                  23,240         --         --        --         --         --     23,240
         Time deposits:
           $100K and more                      --     18,602     15,697    10,635      2,325         --     47,259
            Less than $100K                    --     10,677      8,236     1,563      1,913         --     22,389
         Federal funds purchased and
            other short-term borrowing        305         --         --        --         --         --        305
         Subordinated convertible              --         --         --        --         --      2,991      2,991
            debentures
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       $104,898   $ 29,279    $23,933   $12,198   $  4,238   $  2,991   $177,537
==================================================================================================================
Interest sensitivity gap:
    Periodic                             $ 63,535   $(22,276)   $ 9,115   $49,418   $388,479   $136,286   $624,557
    Cumulative                             63,535     41,259     50,374    99,792    488,271    624,557    624,557
Ratio of interest-bearing assets
    to interest-bearing liabilities:
    Periodic                                 1.61       0.24       1.38     5.05       92.67      46.57       4.52
    Cumulative                               1.61       1.31       1.32     1.59        3.80       4.52       4.52
==================================================================================================================

(1) Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                              ----------------------------
(In thousands, except share and per share data)                                   2008             2007
----------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                       $   10,043        $   26,719
Federal funds sold and other short-term investments                               19,442           149,351
                                                                              ----------        ----------
     Cash and cash equivalents                                                    29,485           176,070
                                                                              ----------        ----------
Securities available-for-sale, at fair value                                     193,865           171,706

Loans                                                                            591,976           498,455
     Less: Allowance for loan losses                                               6,451             6,280
                                                                              ----------        ----------
         Loans, net                                                              585,525           492,175
                                                                              ----------        ----------
Premises and equipment, net                                                       11,617            12,771
Investment in bank owned life insurance                                           13,093            12,544
Payments in excess of funding                                                     21,865            11,664
Goodwill                                                                           7,471             7,471
Other intangible assets, net                                                         597               877
Other assets                                                                      21,710            17,762
                                                                              ----------        ----------
           Total assets                                                         $885,228        $  903,040
                                                                              ==========        ==========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                                      $  103,300        $   93,190
     Interest-bearing                                                            174,241           180,406
                                                                              ----------        ----------
         Total deposits                                                          277,541           273,596
Accounts and drafts payable                                                      479,025           513,734
Subordinated convertible debentures                                                2,991             3,688
Other liabilities                                                                 19,430            12,570
                                                                              ----------        ----------
         Total liabilities                                                       778,987           803,588
                                                                              ----------        ----------
Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                                            --                --
Common stock, par value $.50 per share;
   20,000,000 shares authorized: 9,949,324
   shares issued at December 31, 2008 and 2007, respectively                       4,975             4,975
Additional paid-in capital                                                        45,746            45,837
Retained earnings                                                                 81,197            66,690
Common shares in treasury, at cost (775,288 and 740,642
     shares at December 31, 2008 and 2007, respectively)                         (18,264)          (16,118)
Accumulated other comprehensive loss                                              (7,413)           (1,932)
                                                                              ----------        ----------
         Total shareholders' equity                                              106,241            99,452
                                                                              ----------        ----------
           Total liabilities and shareholders' equity                         $  885,228         $ 903,040
                                                                              ==========        ==========

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          For the Years Ended December 31,
                                                                  -------------------------------------------------
(In thousands, except share and per share data)                         2008               2007                2006
-------------------------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue               $   50,721         $   45,642          $   40,343
Bank service fees                                                      1,330              1,682               1,625
Gains on sales of investment securities                                  552                  -                   -
Other                                                                    567                876                 853
                                                                  ----------         ----------          ----------
       Total fee revenue and other income                             53,170             48,200              42,821
                                                                  ----------         ----------          ----------

Interest Income:
Interest and fees on loans                                            34,204             36,288              36,164
Interest and dividends on securities:
     Taxable                                                              78                722               1,052
     Exempt from federal income taxes                                  7,638              4,809               2,575
Interest on federal funds sold and
   other short-term investments                                        2,218              7,527               7,262
                                                                  ----------         ----------          ----------
       Total interest income                                          44,138             49,346              47,053
                                                                  ----------         ----------          ----------

Interest Expense:
Interest on deposits                                                   3,179              7,728               6,414
Interest on short-term borrowings                                         12                  6                   7
Interest on subordinated convertible debentures and other                187                230                 198
                                                                  ----------         ----------          ----------
       Total interest expense                                          3,378              7,964               6,619
                                                                  ----------         ----------          ----------
         Net interest income                                          40,760             41,382              40,434
Provision for loan losses                                              2,200                900               1,150
                                                                  ----------         ----------          ----------
         Net interest income after provision
           for loan losses                                            38,560             40,482              39,284
                                                                  ----------         ----------          ----------
         Total net revenue                                            91,730             88,682              82,105
                                                                  ----------         ----------          ----------

Operating Expense:
Salaries and employee benefits                                        49,723             46,965              42,676
Occupancy                                                              2,228              2,106               1,979
Equipment                                                              3,331              3,356               2,928
Amortization of intangible assets                                        280                280                 226
Other operating                                                       10,002             10,032              10,468
                                                                  ----------         ----------          ----------
       Total operating expense                                        65,564             62,739              58,277
                                                                  ----------         ----------          ----------
         Income before income tax expense and discontinued
         operations                                                   26,166             25,943              23,828
Income tax expense                                                     7,160              8,148               8,367
                                                                  ----------         ----------          ----------
         Net income from continuing operations                        19,006             17,795              15,461
                                                                  ----------         ----------          ----------

Net loss from discontinued operations                                     --                 --                (395)
                                                                  ----------         ----------          ----------
Net income                                                        $   19,006         $   17,795          $   15,066
                                                                  ==========         ==========          ==========

Basic Earnings Per Share:
       From continuing operations                                 $     2.08         $     1.95          $     1.69
       From discontinued operations                                       --                 --                (.04)
       Basic earnings per share                                         2.08               1.95                1.65

Diluted Earnings Per Share:
       From continuing operations                                 $     2.03         $     1.90          $     1.65
       From discontinued operations                                       --                 --                (.04)
       Diluted earnings per share                                       2.03               1.90                1.61

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended December 31,
                                                                   ------------------------------------------------
(Dollars in thousands)                                                  2008               2007              2006
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income from continuing operations                              $   19,006          $   17,795        $   15,461
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                                    4,336               3,186             2,049
       Gains on sales of investment securities                           (552)                 --                --
       Stock-based compensation expense                                 1,026                 678               227
       Provision for loan losses                                        2,200                 900             1,150
       Deferred income tax expense (benefit)                            1,575               1,409              (289)
       Increase in income tax liability                                 1,393                 743             1,628
       (Decrease) increase in pension liability                        (4,013)               (992)            2,496
       Other operating activities, net                                 (2,941)                (67)           (5,691)
Operating activities of discontinued operations                            --                  --            (1,536)
                                                                   ----------          ----------        ----------
         Net cash provided by operating activities                     22,030              23,652            15,495
                                                                   ----------          ----------        ----------

Cash Flows From Investing Activities:
From continuing operations:
Proceeds from sales of securities available-for-sale                   20,867                  --                --
Proceeds from maturities of securities available-for-sale              11,106              52,500            83,510
Purchase of securities available-for-sale                             (54,460)           (120,304)          (90,326)
Net (increase) decrease in loans                                      (95,550)              3,158            24,339
Increase in payments in excess of funding                             (10,201)             (2,331)           (1,668)
Purchases of premises and equipment, net                               (1,240)             (2,112)           (2,953)
Payment for business acquisition, net of cash acquired                     --                  --            (3,172)
Proceeds from sale of discontinued operations                              --                  --               205
                                                                   ----------          ----------        ----------
         Net cash (used in) provided by investing activities         (129,478)            (69,089)            9,935
                                                                   ----------          ----------        ----------

Cash Flows From Financing Activities:
From continuing operations:
Net increase (decrease) in noninterest-bearing deposits                10,110             (13,397)           (9,809)
Net increase (decrease) in interest-bearing demand
     and savings deposits                                               6,813               3,269            (9,038)
Net (decrease) increase in time deposits                              (12,978)             (6,170)           21,743
Net (decrease) increase in accounts and drafts payable                (34,709)             45,341            22,582
Cash proceeds from exercise of stock options                               24                  15               327
Cash dividends paid                                                    (4,499)             (4,118)           (3,666)
Purchase of common shares for treasury                                 (3,984)                 --              (870)
Other financing activities, net                                            86                  63               113
                                                                   ----------          ----------        ----------
     Net cash (used in) provided by financing activities              (39,137)             25,003            21,382
                                                                   ----------          ----------        ----------
Net (decrease) increase in cash and cash equivalents                 (146,585)            (20,434)           46,812
Cash and cash equivalents at beginning of year                        176,070             196,504           149,692
                                                                   ----------          ----------        ----------
Cash and cash equivalents at end of year                           $   29,485          $  176,070        $  196,504
                                                                   ==========          ==========        ==========

Supplemental information:
   Cash paid for interest                                          $    3,665          $    8,119        $    6,171
   Cash paid for income taxes                                           4,949               6,258             8,136

Noncash transactions:
   Other real estate transferred from loans                        $      788          $    1,300        $       --

See accompanying notes to consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                         Accumulated
                                                       Additional                           Other
                                             Common     Paid-in    Retained   Treasury   Comprehensive               Comprehensive
(In thousands, except per share data)         Stock     Capital    Earnings    Stock     Income (Loss)      Total    Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                   $3,168     $18,326    $71,506   $(17,313)      $(406)         $75,281
Net income                                                          15,066                                  15,066      $15,066
Cash dividends ($.400 per share)                                    (3,666)                                 (3,666)
50% common stock dividend                     1,388                 (1,390)                                     (2)
Purchase of 30,000 common shares                                                 (870)                        (870)
Other comprehensive income (loss):
   Net unrealized gain on securities
     available-for-sale, net of tax                                                           550              550          550
Adoption of SFAS No. 158, net of tax                                                       (3,114)          (3,114)         162
Issuance of 15,010 common shares pur-
   suant to stock-based compensation plan                  (198)                  198                           --
Exercise of stock options                                  (581)                  908                          327
Tax benefit of stock awards                                 122                                                122
Stock-based compensation expense                            227                                                227
                                          --------------------------------------------------------------------------
Balance, December 31, 2006                   $4,556     $17,896    $81,516   $(17,077)    $(2,970)         $83,921
                                          -----------------------------------------------------------------------------------------
   Comprehensive income for 2006                                                                                        $15,778
                                                                                                                        =======

Net income                                                          17,795                                  17,795       17,795
Cash dividends ($.447 per share)                                    (4,118)                                 (4,118)
10% common stock dividend                       419      28,159    (28,590)                                    (12)
Other comprehensive income (loss):
   Net unrealized gain on securities
     available-for-sale, net of tax                                                         1,184            1,184        1,184
SFAS No. 158 adjustment, net of tax                                                          (146)            (146)        (146)
FIN 48 adjustment                                                       87                                      87
Issuance of 47,432 common shares pur-
   suant to stock-based compensation plan                  (938)                  938                           --
Exercise of stock options                                     6                     9                           15
Tax benefit of stock awards                                  36                                                 36
Stock-based compensation expense                            678                                                678
Subordinated debenture conversion                                                  12                           12
                                          --------------------------------------------------------------------------
Balance, December 31, 2007                   $4,975     $45,837    $66,690   $(16,118)    $(1,932)         $99,452
                                          -----------------------------------------------------------------------------------------
   Comprehensive income for 2007                                                                                        $18,833
                                                                                                                        =======

Net income                                                          19,006                                  19,006       19,006
Cash dividends ($.49 per share)                                     (4,499)                                 (4,499)
Purchase of 120,000 shares                                                     (3,984)                      (3,984)
Other comprehensive income (loss):
   Reclassification adjustments for gains
     included in net income, net of tax                                                      (359)            (359)        (359)
   Net unrealized gain on securities
     available-for-sale, net of tax                                                           867              867          867
SFAS No. 158 adjustment, net of tax                                                        (5,989)          (5,989)      (5,989)
Issuance of 31,924 common shares pur-
   suant to stock-based compensation plan                  (705)                  705                           --
Exercise of stock options                                  (282)                  306                           24
Stock-based compensation expense                          1,026                                              1,026
Subordinated debenture conversion                          (130)                  827                          697
                                          --------------------------------------------------------------------------
Balance, December 31, 2008                   $4,975     $45,746    $81,197   $(18,264)    $(7,413)        $106,241
                                          -----------------------------------------------------------------------------------------
   Comprehensive income for 2008                                                                                        $13,525
                                                                                                                        =======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

Summary of Operations Cass Information Systems, Inc. (the "Company") provides payment and information services, which include processing and payment of freight, utility and telecommunications invoices. These services include the acquisition and management of data, information delivery and financial exchange. The consolidated balance sheet captions, "Accounts and drafts payable" and "Payments in excess of funding," consist of obligations related to the payment services that are performed for customers. The Company also provides a full range of banking services to individual, corporate and institutional customers through Cass Commercial Bank (the "Bank"), its wholly owned bank subsidiary.

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. The Company issued a 10% stock dividend on December 17, 2007 and a 50% stock dividend on September 15, 2006. The share and per share information have been restated for all periods presented in the accompanying consolidated financial statements.

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

Allowance for Loan Losses The allowance for loan losses is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allocations, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessments of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.

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

Earnings Per Share Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding.

Stock-Based Compensation Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R ("SFAS No. 123R") "Share-based Payment." SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. SFAS No. 123R also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2008, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 12. The Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158") on December 31, 2006. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Impact of Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R) - Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how entities will account for business combinations under SFAS No. 141(R) include: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; (f) transaction costs will be expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. SFAS No. 141(R) is effective for all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial condition, results of operations and the disclosures that will be presented in our consolidated financial statements and we do not expect there will be a material impact.

Note 2
Acquisition of NTransit

On July 7, 2006, the Company acquired 100% of the common stock of NTransit, Inc. ("NTransit"), a company whose service provides auditing and expense management of parcel shipments. While this acquisition did not meet the Regulation S-X criteria of a significant business combination, it positioned the Company to expand its offerings in the specialized service and expertise in parcel shipping, which is a unique segment of the transportation industry that has experienced tremendous growth in recent years.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2008, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2008, unappropriated retained earnings of $1,530,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Restricted funds on deposit used to meet regulatory reserve requirement were $0 and $500,000 at December 31, 2008 and 2007, respectively.

The Company's and the Bank's actual and required capital amounts and ratios as of December 31, 2008 and 2007 are as follows:

                                                                                                  Requirement
                                                                             Capital               to be well
                                                  Actual                  requirements             capitalized
                                        ---------------------------------------------------------------------------
(Dollars in thousands)                        Amount     Ratio          Amount     Ratio        Amount     Ratio
-------------------------------------------------------------------------------------------------------------------
At December 31, 2008
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.         $115,028     15.93%        $57,780      8.00%      $    N/A    $   N/A
     Cass Commercial Bank                     44,187     11.39          31,027      8.00         38,784     10.00%
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.          105,586     14.62          28,890      4.00            N/A        N/A
     Cass Commercial Bank                     39,782     10.26          15,514      4.00         23,270      6.00%
Tier I capital (to average assets):
     Cass Information Systems, Inc.          105,586     11.26          28,133      3.00          N/A          N/A
     Cass Commercial Bank                     39,782     10.35          11,528      3.00         19,213      5.00%
At December 31, 2007
Total capital (to risk-weighted assets):
     Cass Information Systems, Inc.         $103,044     16.12%        $51,105      8.00%      $    N/A    $   N/A
     Cass Commercial Bank                     41,441     14.39          23,044      8.00         28,805     10.00%
Tier I capital (to risk-weighted assets):
     Cass Information Systems, Inc.           93,036     14.56          25,552      4.00            N/A        N/A
     Cass Commercial Bank                     37,827     13.13          11,522      4.00         17,283      6.00%
Tier I capital (to average assets):
     Cass Information Systems, Inc.           93,036     10.14          27,525      3.00            N/A        N/A
     Cass Commercial Bank                     37,827     11.46           9,903      3.00         16,505      5.00%

Note 4
Investment in Debt and Equity Securities

Effective January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). Investment securities available-for-sale are recorded at fair value on a recurring basis. The determination of fair value utilizes several observable inputs rather than "significant unobservable inputs" and therefore the Company has classified its entire portfolio of investment securities at December 31, 2008 as Level 2 as required under SFAS No. 157. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis: The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities at December 31, 2008 and 2007 are summarized as follows:

                                                                             2008
                                                      ----------------------------------------------------
                                                                      Gross        Gross
                                                       Amortized    Unrealized   Unrealized      Fair
         (In thousands)                                  Cost          Gains       Losses        Value
         -------------------------------------------------------------------------------------------------
         U.S. Treasury securities                     $     200    $     --        $  --       $     200
         State and political subdivisions               189,729       3,790          601         192,918
         -------------------------------------------------------------------------------------------------
         Total debt securities                          189,929       3,790          601         193,118
         Stock in Federal Reserve Bank and
           Federal Home Loan Bank                           747          --           --             747
         -------------------------------------------------------------------------------------------------
         Total                                        $ 190,676    $  3,790        $ 601       $ 193,865
         =================================================================================================

                                                                              2007
                                                      ----------------------------------------------------
                                                                       Gross       Gross
                                                       Amortized    Unrealized   Unrealized      Fair
         (In thousands)                                  Cost          Gains       Losses        Value
         -------------------------------------------------------------------------------------------------
         U.S. Treasury securities                     $   1,995    $      1        $  --       $   1,996
         Obligations of U.S. government-sponsored
           corporations and agencies                      1,500          --            1           1,499
         State and political subdivisions               165,072       2,509          103         167,478
         -------------------------------------------------------------------------------------------------
         Total debt securities                          168,567       2,510          104         170,973
         Stock in Federal Reserve Bank and
           Federal Home Loan Bank                           733          --           --             733
         -------------------------------------------------------------------------------------------------
         Total                                        $ 169,300    $  2,510        $ 104       $ 171,706
         =================================================================================================

The fair values of securities with unrealized losses at December 31, 2008 and 2007 are as follows:

                                                                           2008
                                     ---------------------------------------------------------------------------------
                                        Less than 12 months         12 months or more                Total
                                     ---------------------------------------------------------------------------------
                                      Estimated    Unrealized    Estimated    Unrealized    Estimated     Unrealized
(In thousands)                       fair value      losses      fair value     losses      Fair value      losses
----------------------------------------------------------------------------------------------------------------------
State and political subdivisions          41,813           601            --        --        41,813           601
----------------------------------------------------------------------------------------------------------------------
Total                                $    41,813     $     601     $      --    $   --      $ 41,813        $  601
======================================================================================================================

                                                                           2007
                                     ---------------------------------------------------------------------------------
                                        Less than 12 months         12 months or more                Total
                                     ---------------------------------------------------------------------------------
                                      Estimated    Unrealized    Estimated    Unrealized    Estimated     Unrealized
(In thousands)                       fair value      losses      fair value     losses      Fair value      losses
----------------------------------------------------------------------------------------------------------------------
Obligations of U.S.
government-sponsored corporations
and agencies                         $        --     $      --     $   1,000    $    1      $  1,000        $    1
State and political subdivisions           8,882            35         6,931        68        15,813           103
----------------------------------------------------------------------------------------------------------------------
Total                                $     8,882     $      35     $   7,931    $   69      $ 16,813        $  104
======================================================================================================================

There were 45 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2008. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

There were 21 securities (11 greater than 12 months) in an unrealized loss position as of December 31, 2007. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of debt and equity securities at December 31, 2008, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

   (Dollars in thousands)                                              2008
   -------------------------------------------------------------------------------------
                                                        Amortized Cost        Fair Value
                                                        --------------        ----------
   Due in 1 year or less                                  $ 13,249             $ 13,429
   Due after 1 year through 5 years                         44,411               45,999
   Due after 5 years through 10 years                       70,348               72,066
   Due after 10 years                                       61,921               61,624
   No stated maturity                                          747                  747
   -------------------------------------------------------------------------------------
   Total                                                  $190,676             $193,865
   =====================================================================================

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2008 and 2007 were $200,000 and $3,495,000, respectively.

Proceeds from sales of debt securities classified as available-for-sale were $20,867,000 in 2008 and $0 in 2007 and 2006. Gross realized gains and losses on the sales in 2008 were $567,000 and $15,000, respectively.

Note 5
Loans

A summary of loan categories at December 31, 2008 and 2007 is as follows:

   (Dollars in thousands)                                   2008                 2007
   -------------------------------------------------------------------------------------
   Commercial and industrial                              $118,044             $100,827
   Real estate:
        Mortgage - Commercial                              141,585              122,397
        Mortgage - Church & related                        271,203              238,510
        Construction                                        17,095               16,035
        Construction - Church & related                     39,126               15,047
   Industrial revenue bonds                                  3,363                4,149
   Other                                                     1,560                1,490
   -------------------------------------------------------------------------------------
   Total                                                  $591,976             $498,455
   =====================================================================================

The Company originates commercial, industrial and real estate loans to businesses, and churches throughout the metropolitan St. Louis, Missouri area, Orange County, California and other selected cities in the United States. The Company does not have any particular concentration of credit in any one economic sector; however, a substantial portion of the commercial and industrial loans are extended to privately-held commercial companies in these market areas, and are generally secured by the assets of the business. The Company also has a substantial portion of real estate loans secured by mortgages that are extended to churches in its market area and selected cities throughout the United States.

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors for the year ended December 31, 2008, are summarized below. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectability.

   (In thousands)
   -----------------------------------------------------------------
   Aggregate balance, January 1, 2008                         $941
   New loans                                                    --
   Payments                                                     22
   Aggregate balance, December 31, 2008                       $919
   =================================================================

A summary of the activity in the allowance for loan losses for 2008, 2007 and 2006 is as follows:

   (In thousands)                                     2008              2007             2006
   ---------------------------------------------------------------------------------------------
   Balance, January 1                               $ 6,280           $ 6,592          $ 6,284
   Provision charged to expense                       2,200               900            1,150
   Loans charged off                                 (2,173)           (1,375)            (864)
   Recoveries of loans previously
      charged off                                       144               163               22
   ---------------------------------------------------------------------------------------------
   Net loan charge-offs                              (2,029)           (1,212)            (842)
   ---------------------------------------------------------------------------------------------
   Balance, December 31                             $ 6,451           $ 6,280          $ 6,592
   =============================================================================================

The following is a summary of information pertaining to impaired loans at December 31, 2008 and 2007:

   (In thousands)                                                       2008             2007
   ---------------------------------------------------------------------------------------------
   Impaired loans without a valuation allowance                       $    41          $   496
   Impaired loans with a valuation allowance                            1,178            1,985
   Allowance for loan losses related to impaired loans                    480            1,078
   ---------------------------------------------------------------------------------------------

Impaired loans consist primarily of renegotiated loans, nonaccrual loans and loans greater than 90 days past due and still accruing interest. Nonaccrual loans were $1,178,000 and $1,985,000 at December 31, 2008 and 2007,
respectively. Loans delinquent 90 days or more and still accruing interest totaled $41,000 at December 31, 2008 and $496,000 at December 31, 2007. The impaired loan of $41,000 was paid in full in March, 2009. The average balances of impaired loans during 2008, 2007 and 2006 were $1,927,000, $2,227,000 and
$1,177,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $86,000, $163,000 and $152,000 for 2008, 2007 and 2006, respectively. Income that was recognized on nonaccrual loans was $56,000, $149,000 and $25,000 for 2008, 2007 and 2006
respectively. There are two foreclosed loans with a book value of $2,177,000 which have been reclassified as other real estate owned (included in other assets) as of December 31, 2008.

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." At December 31, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. The total principal balance of impaired loans measured at fair value at December 31, 2008 was $699,000.

Note 6
Premises and Equipment

A summary of premises and equipment at December 31, 2008 and 2007, is as follows:

   (In thousands)                                                       2008             2007
   ---------------------------------------------------------------------------------------------
   Land                                                               $   873          $   873
   Buildings                                                           10,468           10,468
   Leasehold improvements                                               1,823            2,013
   Furniture, fixtures and equipment                                   11,182           14,164
   Purchased software                                                   4,162            4,887
   Internally developed software                                        3,433            4,037
   ---------------------------------------------------------------------------------------------
                                                                       31,941           36,442
   Less accumulated depreciation and amortization                      20,324           23,671
   ---------------------------------------------------------------------------------------------
   Total                                                              $11,617          $12,771
   =============================================================================================

Total depreciation and amortization charged to expense in 2008, 2007 and 2006 amounted to $2,394,000, $2,239,000 and $2,042,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2020. Rental expense for 2008, 2007 and 2006 was $729,000, $646,000 and $614,000,
respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008:

   (In thousands)                                                       Amount
   ---------------------------------------------------------------------------
   2009                                                                $   624
   2010                                                                    479
   2011                                                                    470
   2012                                                                    404
   2013                                                                    384
   2014 and after                                                          787
   ---------------------------------------------------------------------------
   Total                                                               $ 3,148
   ===========================================================================

Note 7
Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balances of these investments at December 31, 2008 and 2007 were $605,000 and $475,000, respectively.

Note 8
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company's intangible assets as of December 31, 2008 and 2007 are as follows:

                                                     December 31, 2008                    December 31, 2007
                                           ---------------------------------     --------------------------------
                                           Gross Carrying      Accumulated       Gross Carrying     Accumulated
(In thousands)                                 Amount          Amortization         Amount          Amortization
-----------------------------------------------------------------------------------------------------------------
Assets eligible for amortization:
     Software                                 $   862           $   (747)           $  862            $  (574)
     Customer List                                750               (268)              750               (161)
-----------------------------------------------------------------------------------------------------------------
         Total                                  1,612             (1,015)            1,612               (735)
-----------------------------------------------------------------------------------------------------------------
Assets not eligible for amortization:
     Goodwill                                   7,698               (227)*           7,698               (227)*
-----------------------------------------------------------------------------------------------------------------
         Total                                  7,698               (227)            7,698               (227)
-----------------------------------------------------------------------------------------------------------------
Total intangible assets                       $ 9,310           $ (1,242)           $9,310            $  (962)
-----------------------------------------------------------------------------------------------------------------

*Amortization through December 31, 2001 prior to adoption of SFAS No. 142.

Software is amortized over four to five years and the customer list that was acquired in the NTransit purchase is amortized over seven years on a straight-line basis. Goodwill includes $3,073,000 acquired in 2006 in the NTransit purchase. The weighted average remaining amortization period at December 31, 2008 was five years for all amortized intangible assets combined. Amortization of intangible assets amounted to $280,000, $280,000 and $226,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated future amortization of intangibles is as follows: $222,000 in 2009, $107,000 in 2010, $107,000 in 2011 and 2012 and $54,000 in 2013.

Note 9
Interest-Bearing Deposits

Interest-bearing deposits consist of the following at December 31, 2008 and 2007:

   (In thousands)                                                       2008             2007
   ---------------------------------------------------------------------------------------------
   NOW and money market deposit accounts                              $ 81,353        $  75,250
   Savings deposits                                                     23,240           22,530
   Time deposits:
      Less than $100                                                    22,389           26,908
      $100 or more                                                      47,259           55,718
   ---------------------------------------------------------------------------------------------
   Total                                                              $174,241        $ 180,406
   =============================================================================================

Interest on deposits consists of the following for 2008, 2007 and 2006:

   (In thousands)                                       2008              2007           2006
   --------------------------------------------------------------------------------------------
   NOW and money market deposit accounts              $ 1,086          $  2,122        $ 1,831
   Savings deposits                                       290               795            730
   Time deposits:
        Less than $100                                    701             1,454          1,297
        $100 or more                                    1,102             3,357          2,556
   --------------------------------------------------------------------------------------------
   Total                                              $ 3,179          $  7,728        $ 6,414
   ============================================================================================

The scheduled maturities of time deposits at December 31, 2008 and 2007 are summarized as follows:

                                                      2008                       2007
                                           -----------------------------------------------------
                                                            Percent                   Percent
   (In thousands)                             Amount       of Total      Amount      of Total
   ---------------------------------------------------------------------------------------------
   Due within:
        One year                             $65,410         93.9%      $79,472         96.2%
        Two years                              2,592          3.7%        1,171          1.4%
        Three years                              436           .6%        1,363          1.6%
        Four years                               699          1.1%           60           .1%
        Five years                               511           .7%          560           .7%
   ---------------------------------------------------------------------------------------------
   Total                                     $69,648        100.0%      $82,626        100.0%
   =============================================================================================

Note 10
Subordinated Convertible Debentures and Unused Available Lines of Credit

On August 24, 2004, the Company issued $3,700,000 of 5.33% subordinated convertible debentures in partial consideration for the acquisition of the assets of PROFITLAB, Inc. Interest is payable annually on the anniversary date of the acquisition. The holders of the debentures can convert up to 20% of the principal amount into fully paid and non-assessable shares of the common stock of the Company at a rate per share of $19.47 after the third anniversary of the issuance date. After the fourth anniversary date an additional 30% can be converted under the same terms. After the fifth anniversary date, 100% can be converted under the same terms. The securities mature 10 years after the date of issuance. The debentures may be called by the Company without penalty after August 24, 2010. During 2008, several debtholders converted $697,000 of the principal balance into 35,808 shares of the Company's common stock in accordance with the conversion provisions, resulting in an ending principal balance of $2,991,000. In December, 2007, one debtholder converted $12,000 of the principal balance into 532 shares of the Company's common stock, resulting in an ending principal balance of $3,688,000.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $46,000,000. Additionally, the Bank maintains lines of credit at unaffiliated financial institutions in the maximum amount of $81,643,000 collateralized by U.S. Treasury securities and commercial mortgage loans. There were no outstanding borrowings under these arrangements at December 31, 2008 or 2007.

Note 11
Common Stock and Earnings Per Share

The table below shows activity in the outstanding shares of the Company's common stock during 2008.

   -------------------------------------------------------------------------
   Shares outstanding at January 1, 2008                         9,208,682
   Issuance of common stock:
       Issued under stock-based compensation plan                   31,924
       Stock options exercised                                      17,622
       Subordinated debt conversion                                 35,808
       Stock repurchased                                          (120,000)
   -------------------------------------------------------------------------
   Shares outstanding at December 31, 2008                       9,174,036
   =========================================================================

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Under the treasury stock method, outstanding stock options and SAR's are dilutive when the average market price of the Company's common stock, combined with the effect of any unamortized compensation expense, exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of the current market value.

The calculations of basic and diluted earnings per share for the periods ended December 31, 2008, 2007 and 2006 are as follows:

    (Dollars in thousands, except share and per share data)                2008          2007          2006
    -----------------------------------------------------------------------------------------------------------
    Basic
        Net income from continuing operations                           $   19,006    $   17,795    $   15,461
        Net loss from discontinued operations                                    -             -          (395)
    -----------------------------------------------------------------------------------------------------------
        Net income                                                      $   19,006    $   17,795    $   15,066
    -----------------------------------------------------------------------------------------------------------
        Weighted average common shares outstanding                       9,150,342     9,145,499     9,141,188
    -----------------------------------------------------------------------------------------------------------

        Basic earnings per share from continuing operations             $     2.08    $     1.95    $     1.69
        Basic loss per share from discontinued operations                        -             -          (.04)
    -----------------------------------------------------------------------------------------------------------
        Basic earnings per share                                        $     2.08    $     1.95    $     1.65
    -----------------------------------------------------------------------------------------------------------

    Diluted
        Net income from continuing operations                           $   19,006    $   17,795    $   15,461
        Net income effect of 5.33% convertible debentures                       96           109           109
    -----------------------------------------------------------------------------------------------------------
        Net income, assuming dilution, from continuing operations           19,102        17,904        15,570
        Net loss from discontinued operations                                    -             -          (395)
    -----------------------------------------------------------------------------------------------------------
        Net income                                                      $   19,102    $   17,904    $   15,175
    -----------------------------------------------------------------------------------------------------------

        Weighted average common shares outstanding                       9,150,342     9,145,499     9,141,188
        Effect of dilutive stock options and awards                        106,851       111,119        74,613
        Effect of 5.33% convertible debentures                             174,557       189,940       189,989
    -----------------------------------------------------------------------------------------------------------
        Weighted average common shares outstanding assuming dilution     9,431,750     9,446,558     9,405,790
    -----------------------------------------------------------------------------------------------------------

        Diluted earnings per share from continuing operations           $     2.03    $     1.90    $     1.65
        Diluted earnings per share from discontinued operations                  -             -          (.04)
    -----------------------------------------------------------------------------------------------------------
        Diluted earnings per share                                      $     2.03    $     1.90    $     1.61
    -----------------------------------------------------------------------------------------------------------

Share and per share data in the schedule above have been restated for the 10% stock dividend on December 17, 2007 and the 50% stock dividend on September 15, 2006.

Note 12
Employee Benefit Plans

The Company has a noncontributory defined-benefit pension plan (the "Plan"), which covers most of its employees. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years.

A summary of the activity in the Plan's projected benefit obligation, assets, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2008 and 2007 is as follows:

    (In thousands)                                                         2008           2007
    ---------------------------------------------------------------------------------------------
    Projected benefit obligation:
         Balance, January 1                                             $   30,211    $   28,977
         Service cost                                                        1,523         1,622
         Interest cost                                                       1,947         1,771
         Actuarial loss                                                        (34)       (1,493)
         Benefits paid                                                        (824)         (666)
    ---------------------------------------------------------------------------------------------
    Balance, December 31                                                $   32,823    $   30,211
    ---------------------------------------------------------------------------------------------
    Plan assets:
         Fair value, January 1                                          $   28,690    $   25,193
         Actual return                                                      (8,170)          963
         Employer contribution                                               5,900         3,200
         Benefits paid                                                        (824)         (666)
    ---------------------------------------------------------------------------------------------
    Fair value, December 31                                             $   25,596    $   28,690
    ---------------------------------------------------------------------------------------------
    Funded status:
         Accrued pension liability                                      $   (7,227)   $   (1,521)
                                                                        ==========    ==========

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2008 the Plan's expected benefit cash flows are discounted using the Citibank Above Median Curve. Previously, the discount rate was based on the Citigroup Pension Liability Curve.

                                                       2008       2007       2006
-----------------------------------------------------------------------------------
    Weighted average discount rate                      6.50%      6.50%      6.00%
    Rate of increase in compensation levels             4.00%      4.25%      4.00%

The accumulated benefit obligation was $26,304,000 and $23,898,000 as of December 31, 2008 and 2007, respectively. The Company expects to contribute approximately $1,800,000 to the Plan in 2009. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

                   2009            $1,075,000
                   2010             1,163,000
                   2011             1,170,000
                   2012             1,298,000
                   2013             1,342,000
                   2014-2018        9,726,000

The Plan's pension cost for 2008, 2007 and 2006 was $1,428,000, $1,725,000 and
$1,786,000, respectively, and included the following components:

    (In thousands)                                     2008       2007       2006
    -------------------------------------------------------------------------------
    Service cost - benefits earned during the year    $1,523     $1,622     $1,554
    Interest cost on projected benefit obligations     1,947      1,771      1,565
    Expected return on plan assets                    (2,108)    (1,865)    (1,603)
    Net amortization and deferral                         66        197        270
    -------------------------------------------------------------------------------
    Net periodic pension cost                         $1,428     $1,725     $1,786
    ==============================================================================

The following represent the major assumptions used to determine the net pension cost of the Plan:

                                                       2008       2007       2006
    -------------------------------------------------------------------------------
    Weighted average discount rate                      6.50%      6.00%      5.75%
    Rate of increase in compensation levels             4.25%      4.25%      4.00%
    Expected long-term rate of return on assets         7.25%      7.25%      7.50%

The asset allocation for the Plan as of the measurement date, by asset category, is as follows:

                                                                   Percentage of
                                                                    Plan Assets
    ------------------------------------------------------------------------------
    Asset Class                                                    2008     2007
    ------------------------------------------------------------------------------
    Equity securities                                              50.2%     45.0%
    Debt securities                                                49.1%     54.6%
    Cash and cash equivalents                                        .7%       .4%
    ------------------------------------------------------------------------------
         Total                                                    100.0%    100.0%
    ==============================================================================

The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation is a balance between fixed income equity investments, with a target allocation of approximately 50% fixed income, 34% US equity and 16% Non-US equities. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity components are invested in pooled large cap, small/mid cap and Non-US stocks. The assumed long-term rate of return on assets, which falls within the expected range, is 7.25% as derived below:

                     Expected Long-Term                            Contribution to
    Asset Class        Return on Class     X    Allocation    =      Assumption
    ------------------------------------------------------------------------------
    Fixed Income           4 - 6%                   50%              2.0% - 3.0%
    US Equity              6 - 10%                  34%              2.0% - 3.4%
    Non-US Equity          6 - 11%                  16%              1.0% - 1.8%
    ------------------------------------------------------------------------------
                                                                     5.0% - 8.2%
    ==============================================================================

The Company also has an unfunded supplemental executive retirement plan ("SERP") which covers key executives of the Company. The SERP is a noncontributory plan in which the Company's subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as the Plan.

A summary of the activity in the SERP's projected benefit obligation, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 2008 and 2007 is as follows:

    (In thousands)                                             2008         2007
    ------------------------------------------------------------------------------
    Benefit obligation:
         Balance, January 1                                  $  4,263     $ 2,745
         Service cost (benefit)                                    59          44
         Interest cost                                            267         233
         Benefits paid                                            (33)        (32)
         Actuarial loss (gain)                                   (346)      1,273
    ------------------------------------------------------------------------------
    Balance, December 31                                     $  4,210     $ 4,263
    ==============================================================================

The SERP's pension cost for 2008, 2007 and 2006 was $496,000, $526,000, and
$304,000, respectively, and included the following components:

    (In thousands)                                            2008     2007   2006
    ------------------------------------------------------------------------------
    Service cost - benefits earned during the year           $  59    $  44   $ 43
    Interest cost on projected benefit obligations             267      233    150
    Net amortization and deferral                              170      249    111
    ------------------------------------------------------------------------------
    Net periodic pension cost                                $ 496    $ 526   $304
    ==============================================================================

The accumulated benefit obligation was $3,378,000 and $3,147,000 as of December 31, 2008 and 2007, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid were $33,000 in 2008, $32,000 in 2007 and $32,000 in 2006. Expected future benefits payable by the Company over the next 10 years are as follows:

                   2009                     $ 270,000
                   2010                       270,000
                   2011                       270,000
                   2012                       269,000
                   2013                       268,000
                   2014 - 2018              1,349,000

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. The Plan's expected benefit cash flows are discounted using the Citigroup Above Median Curve. Previously, the discount rate was based on the Citigroup Pension Liability Curve.

                                                             2008    2007    2006
    ------------------------------------------------------------------------------
    Weighted average discount rate                           7.00%   6.50%   6.00%
    Rate of increase in compensation levels                  4.00%   4.25%   4.00%

The pre-tax amounts in accumulated other comprehensive loss as of December 31 were as follows:

                                                 The Plan               SERP
                                             -----------------    ----------------
                                              2008       2007      2008      2007
                                             -------    ------    ------    ------
    (In thousands)
    Prior service cost                       $    49    $   57    $  152    $  202
    Net actuarial loss                        13,651     3,465     1,363     1,829
                                             -------    ------    ------    ------
      Total                                  $13,700    $3,522    $1,515    $2,031
                                             =======    ======    ======    ======

The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2008 expected to be recognized as components of net periodic benefit cost in 2009 for the Plan were $880,000 and $39,000 respectively. The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2008, expected to be recognized as components of net periodic benefit cost in 2009 for SERP are $82,000 and $184,000 respectively.

The Company also maintains a noncontributory profit sharing plan, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2008, 2007 and 2006 was $4,339,000, $4,097,000 and $3,524,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2008, 2007 and 2006 were $444,000, $430,000 and
$349,000, respectively.

Note 13
Stock-based Compensation

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

Restricted Stock
Changes in restricted shares outstanding for the year ended December 31, 2008 were as follows:

                                                            Year Ended December 31
                                                            ----------------------
                                                              Shares    Fair Value
    ==============================================================================
    Balance at December 31, 2007                              60,349        $31.28
    Granted                                                   32,254         29.18
    Vested                                                   (23,709)        26.17
    Forfeited                                                   (330)        27.22
    ------------------------------------------------------------------------------
    Balance at December 31, 2008                              68,564        $30.72
    ------------------------------------------------------------------------------

During 2007 and 2006, 47,432 shares and 16,511 shares, respectively, were granted with weighted average per share market values at date of grant of $33.66 in 2007 and $24.16 in 2006. The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $942,000 for 2008, $648,000 for 2007 and $197,000 for 2006. As of December 31,
2008, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,267,000 and the related weighted average period over which it is expected to be recognized is approximately .8 years.

Stock Options
Changes in options outstanding were as follows:

                                                                       Weighted Average
                                                              Shares    Exercise Price
    -----------------------------------------------------------------------------------
    Balance at December 31, 2005                             230,836        $ 9.70
    Granted                                                   27,750         20.66
    Exercised                                               (154,252)         8.83
    Forfeited                                                 (7,749)        13.25
    -----------------------------------------------------------------------------------
    Balance at December 31, 2006                              96,585         14.00
    -----------------------------------------------------------------------------------
    Granted                                                       --            --
    Exercised                                                 (1,256)        15.03
    Forfeited                                                     --            --
    -----------------------------------------------------------------------------------
    Balance at December 31, 2007                              95,329         13.99
    -----------------------------------------------------------------------------------
    Granted                                                       --            --
    Exercised                                                (25,793)        10.54
    Forfeited                                                     --            --
    -----------------------------------------------------------------------------------
    Balance at December 31, 2008                              69,536        $15.24
    ===================================================================================
    Exercisable at December 31, 2008                          13,016        $11.33
    ===================================================================================

The total intrinsic value of options exercised during 2008 was $542,000. The total intrinsic value of options exercised during 2007 was $21,000. The average remaining contractual term for options outstanding as of December 31, 2008 was
2.6 years and the aggregate intrinsic value was $1,058,000. The average remaining contractual term for options exercisable as of December 31, 2008 was
1.6 years and the aggregate intrinsic value was $250,000.

A summary of the activity of the non-vested options during 2008 is shown below.

                                                   Weighted
                                                   Average
                                                  Grant Date
                                       Shares     Fair Value
    --------------------------------------------------------
    Non-vested at December 31, 2007     77,076      $2.29
    Granted                                 --         --
    Vested                             (20,556)      1.80
    Forfeited                               --         --
    --------------------------------------------------------
    Non-vested at December 31, 2008     56,520      $2.46
    ========================================================

As of December 31, 2008, the total unrecognized compensation expense related to non-vested stock options was $71,000 and the related weighted average period over which it is expected to be recognized is approximately 3.5 years. For the year ended December 31, 2008, there were no non-qualified options exercised that generated a tax benefit and there were 25,793 incentive stock options exercised that did not generate any excess tax benefit for the Company. During 2008, the Company recognized stock option expense of $31,000.

Stock Appreciation Rights (SAR's)
There were 109,755 SAR's granted during the year ended December 31, 2008. The Company uses the Black-Scholes option-pricing model to determine the fair value of the SAR's at the date of grant. Following are the assumptions used to estimate the $7.65 per share fair value.

                                                  Year Ended
                                              December 31, 2008
    -----------------------------------------------------------
    Risk-free interest rate                         3.01%
    Expected life                                  7 yrs.
    Expected volatility                            26.00%
    Expected dividend yield                         1.69%
    -----------------------------------------------------------

During 2008, the Company recognized SAR's expense of $110,000. As of December 31, 2008, the total unrecognized compensation expense related to stock appreciation rights was $730,000, and the related weighted average period over which it is expected to be recognized is 6.1 years.

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

Note 14
Other Operating Expense

Details of other operating expense for 2008, 2007 and 2006 are as follows:

    (In thousands)                                   2008        2007        2006
    ------------------------------------------------------------------------------
    Postage and supplies                           $  2,579    $  2,830    $ 2,502
    Promotional Expense                               1,587       1,629      1,552
    Professional fees                                 1,876       2,018      1,997
    Outside service fees                              1,520       1,432      2,088
    Data processing services                            352         272        232
    Telecommunications                                  592         585        578
    Other                                             1,496       1,266      1,519
    ------------------------------------------------------------------------------
    Total other operating expense                  $ 10,002    $ 10,032    $10,468
    ==============================================================================

Note 15
Income Taxes

The components of income tax expense (benefit) from continuing operations for 2008, 2007 and 2006 are as follows:

    (In thousands)                                2008        2007       2006
    ---------------------------------------------------------------------------
    Current:
         Federal                                $ 4,279    $  5,258    $ 7,196
         State                                    1,306       1,481      1,460
    Deferred:
         Federal                                  1,446       1,294       (265)
         State                                      129         115        (24)
    ---------------------------------------------------------------------------
    Total income tax expense                    $ 7,160    $  8,148    $ 8,367
    ===========================================================================

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for 2008, 2007 and 2006 to income from continuing operations before income tax expense, to reported income tax expense is as follows:

    (In thousands)                                2008        2007       2006
    ---------------------------------------------------------------------------
    Expected income tax expense:                $ 9,158    $  9,080    $ 8,340
    (Reductions) increases resulting from
         Tax-exempt income                       (2,924)     (1,952)    (1,151)
         State taxes, net of federal benefit        849         963        949
    Other, net                                       77          57        229
    ---------------------------------------------------------------------------
    Total income tax expense                    $ 7,160    $  8,148    $ 8,367
    ===========================================================================

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, are presented below:

    (In thousands)                                                          2008        2007
    -------------------------------------------------------------------------------------------
    Deferred tax assets:
         Allowance for loan losses                                         $ 2,459     $ 2,394
         SFAS No. 158 pension funding liability                              5,728       2,057
         Net operating loss carry forward(1)                                   498         540
         Deferred revenue                                                       36          37
         Stock compensation                                                    318         230
         Supplemental executive retirement plan accrual                        277          91
         Other                                                                  81          68
         --------------------------------------------------------------------------------------
           Total deferred tax assets                                       $ 9,397     $ 5,417
    -------------------------------------------------------------------------------------------
    Deferred tax liabilities:
         Premises and equipment                                               (147)        (13)
         Pension                                                            (1,705)         --
         Intangible/assets                                                    (526)       (477)
         Unrealized gain on investment in securities available-for-sale     (1,116)       (842)
         Other                                                                (143)       (147)
         --------------------------------------------------------------------------------------
           Total deferred tax liabilities                                   (3,637)     (1,479)
    -------------------------------------------------------------------------------------------
    Net deferred tax assets                                                $ 5,760     $ 3,938
    ===========================================================================================

    1. As of December 31, 2008, the Company had approximately $1,465,000 of net operating loss carryforwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carryforward is subject to Section 382 of the Internal Revenue Code and limits the Company's use to approximately $122,000 per year during the carryforward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2008 or 2007, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

There was no income (loss) from discontinued operations in 2008 and 2007. The income tax benefit from discontinued operations was $(280,000) with an effective rate of 41% for 2006.

The Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The implementation of FIN 48 resulted in the recognition of a cumulative effect of change in accounting principle of $87,000, which was recorded as an increase to retained earnings as of January 1, 2007.

The following table presents a reconciliation of the total beginning and ending amounts of unrecognized tax benefits (in thousands):

                                                                                    2008       2007
                                                                                   ------     ------
Balance at January 1                                                               $1,033     $  655
Changes in unrecognized  tax benefits as a result of tax positions taken during
a prior year                                                                           75        (55)
Changes in  unrecognized  tax benefits as a result of tax position taken during
the current year                                                                      346        465
Reductions  to  unrecognized  tax  benefits  as a  result  of a  lapse  of  the
applicable statute of limitations                                                     (55)       (32)
                                                                                   ------     ------
Balance at December 31                                                             $1,399     $1,033
                                                                                   ======     ======

The total amount of federal and state unrecognized tax benefits at December 31, 2008 that, if recognized, would affect the effective tax rate was $1,170,000, net of federal tax benefit.

The Company expects a reduction of $155,000 in unrecognized tax benefits during the following year ending December 31, 2009 as a result of the lapse of federal and state statutes of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company's policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of interest recorded during the years ended December 31, 2008 and 2007 was $60,000 and $36,000 respectively. The amount of interest recognized for all tax years subject to examination was $114,000 and $54,000 for years ended December 31, 2008 and 2007, respectively. There were no penalties for unrecognized tax benefits accrued at December 31, 2008 or January 1, 2008, nor did the Company recognize any expense for penalties during 2008.

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

Note 17
Disclosures About Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2008, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The approximate remaining terms of commercial and standby letters of credit range from less than one to five years. Since these financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters at December 31, 2008 and 2007:

    (In thousands)                                                              2008       2007
    ---------------------------------------------------------------------------------------------
    Conditional commitments to extend credit                                   $33,525    $29,036
    Standby letters of credit                                                    7,585      5,999
    Commercial letters of credit                                                 3,185      4,147
    ---------------------------------------------------------------------------------------------

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2008 and 2007:

                                                             2008                    2007
                                                     --------------------------------------------
                                                     Carrying      Fair      Carrying     Fair
    (In thousands)                                    Amount       Value      Amount      Value
    ---------------------------------------------------------------------------------------------
    Balance sheet assets:
         Cash and cash equivalents                   $ 29,485    $ 29,485    $176,070    $176,070
         Investment in debt and equity securities     193,865     193,865     171,706     171,706
         Loans, net                                   585,525     588,991     492,175     495,335
         Accrued interest receivable                    4,836       4,836       4,710       4,710
    ---------------------------------------------------------------------------------------------
    Total                                            $813,711    $817,177    $844,661    $847,821
    =============================================================================================
    Balance sheet liabilities:
         Deposits                                    $277,541    $277,541    $273,596    $273,596
         Accounts and drafts payable                  479,025     479,025     513,734     513,734
         Short-term borrowings                            305         305         219         219
         Subordinated convertible debentures            2,991       3,116       3,688       3,786
         Accrued interest payable                         302         302         588         588
    ---------------------------------------------------------------------------------------------
    Total                                            $760,164    $760,289    $791,825    $791,923
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

Summarized information about the Company's operations in each industry segment for the years ended December 31, 2008, 2007 and 2006, is as follows:

                                                                                           Corporate
                                                                Information    Banking       and
(In thousands)                                                    Services     Services  Eliminations     Total
=================================================================================================================
2008
Fee revenue and other income:
       Income from customers                                      $ 76,569     $ 15,161    $     --      $ 91,730
       Intersegment income (expense)                                 5,880          925      (6,805)           --
Net interest income (expense) after provision for loan losses:
       Interest from customers                                      24,732       13,828          --        38,560
       Intersegment interest                                           904         (904)         --            --
Depreciation and amortization                                        2,256          407          10         2,673
Income taxes                                                         5,126        2,034          --         7,160
Net income from continuing operations                               15,858        3,148          --        19,006
Goodwill                                                             7,335          136          --         7,471
Other intangible assets, net                                           597           --          --           597
Total assets                                                      $564,687     $382,982    $(62,441)     $885,228
-----------------------------------------------------------------------------------------------------------------
2007
Fee revenue and other income:
       Income from customers                                      $ 46,498     $  1,702    $     --      $ 48,200
       Intersegment income (expense)                                 5,155        1,752      (6,907)           --
Net interest income (expense) after provision for loan losses:
       Interest from customers                                      27,103       13,379          --        40,482
       Intersegment interest                                           278         (278)         --            --
Depreciation and amortization                                        2,118          385          16         2,519
Income taxes                                                         5,852        2,296          --         8,148
Net income from continuing operations                               14,363        3,432          --        17,795
Goodwill                                                             7,335          136          --         7,471
Other intangible assets, net                                           877           --          --           877
Total assets                                                      $588,408     $345,750    $(31,118)     $903,040
-----------------------------------------------------------------------------------------------------------------

2006
Fee revenue and other income:
       Income from customers                                      $ 41,180     $  1,641    $     --      $ 42,821
       Intersegment income (expense)                                 1,487        1,741      (3,228)           --
Net interest income (expense) after provision for loan losses:
       Interest from customers                                      25,500       13,784          --        39,284
       Intersegment interest                                           349         (349)         --            --
Depreciation and amortization                                        1,889          379          --         2,268
Income taxes                                                         5,431        2,936          --         8,367
Net income from continuing operations                               11,151        4,310          --        15,461
Goodwill                                                             7,335          136          --         7,471
Other intangible assets, net                                         1,156           --          --         1,156
Total assets                                                      $527,227     $333,454    $ (2,210)     $858,471
-----------------------------------------------------------------------------------------------------------------

Note 19
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) as of December 31, 2008 and 2007, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2008.

                                                                     Condensed Balance Sheets
                                                                           December 31,
                                                                     ========================
(In thousands)                                                           2008        2007
=============================================================================================
Assets:
     Cash and due from banks                                           $ 11,822    $ 15,895
     Short-term investments                                              60,799     101,886
     Securities available for sale,
         at fair value                                                  192,917     168,978
     Loans, net                                                         231,175     245,898
     Investment in subsidiary                                            39,918      37,963
     Premises and equipment, net                                         10,672      11,480
     Other assets                                                        57,302      44,270
---------------------------------------------------------------------------------------------
Total assets                                                           $604,605    $626,370
=============================================================================================
Liabilities and Shareholders' Equity:
     Accounts and drafts payable                                       $479,025    $513,734
     Subordinated convertible debentures                                  2,991       3,688
     Other liabilities                                                   16,348       9,496
---------------------------------------------------------------------------------------------
Total liabilities                                                       498,364     526,918
Total shareholders' equity                                              106,241      99,452
---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $604,605    $626,370
=============================================================================================

                                                                  Condensed Statements of Income
                                                                 For the Years Ended December 31,
                                                                =================================
(In thousands)                                                    2008         2007        2006
--------------------------------------------------------------------------------------------------
Income from subsidiary:
     Dividends                                                  $  1,192    $  4,117     $  3,655
     Interest                                                        939         347          422
     Management fees                                               1,828       1,722        1,487
--------------------------------------------------------------------------------------------------
              Income from subsidiary                               3,959       6,186        5,564
Information services revenue                                      50,721      45,642       40,343
Net interest income after provision                               23,389      25,711       23,401
Gains on sales of investment securities                              552           -            -
Other income                                                         564         857          838
-------------------------------------------------------------------------------------------------
              Total income                                      $ 79,185    $ 78,396     $ 70,146
--------------------------------------------------------------------------------------------------
Expenses:
     Salaries and employee benefits                             $ 44,768    $ 41,845     $ 37,479
     Other expenses                                               12,240      12,219       12,430
--------------------------------------------------------------------------------------------------
              Total expenses                                    $ 57,008    $ 54,064     $ 49,909
--------------------------------------------------------------------------------------------------
Income before income tax and equity in
     undistributed income of subsidiary                           22,177      24,332       20,237
Income tax expense                                                 5,126       5,852        5,431
--------------------------------------------------------------------------------------------------
Income before undistributed income
     of subsidiary                                                17,051      18,480       14,806
(Excess of dividends over) equity in undistributed
     income of subsidiary                                          1,955        (685)         260
--------------------------------------------------------------------------------------------------
Net income                                                      $ 19,006    $ 17,795     $15,066
==================================================================================================

                                                               Condensed Statements of Cash Flows
                                                                 For the Years Ended December 31,
                                                               ==================================
(In thousands)                                                    2008        2007         2006
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                 $ 19,006    $ 17,795     $ 15,066
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Equity in undistributed income
         of subsidiary                                            (1,955)        685         (260)
       Net change in other assets                                (11,118)       (514)      (6,288)
       Net change in other liabilities                            (2,378)       (322)       2,457
       Amortization of stock-based awards                            933         648          196
       Other, net                                                  2,316       2,073        1,889
--------------------------------------------------------------------------------------------------
         Net cash provided by
             operating activities                                  6,804      20,365       13,060
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net increase in securities                                  (22,605)    (68,648)      (8,065)
     Net decrease (increase) in loans                             14,723     (11,180)      35,861
     Payment for business acquisitions, net of
       cash acquired                                                  --          --       (3,172)
     Purchases of premises and equipment, net                     (1,178)     (1,904)      (2,188)
--------------------------------------------------------------------------------------------------
         Net cash (used in) provided by investing activities      (9,060)    (81,732)      22,436
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net (decrease) increase in accounts
       and drafts payable                                        (34,709)     45,341       22,582
     Cash dividends paid                                          (4,499)     (4,118)      (3,666)
     Purchases of common shares for treasury                      (3,984)         --         (870)
     Other financing activities                                      288          34          325
--------------------------------------------------------------------------------------------------
       Net cash provided by
        financing activities                                     (42,904)     41,257       18,371
--------------------------------------------------------------------------------------------------
     Net (decrease) increase in cash and
       cash equivalents                                          (45,160)    (20,110)      53,867
Cash and cash equivalents at beginning of year                   117,781     137,891       84,024
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $ 72,621    $117,781     $137,891
==================================================================================================

Note 20
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

                                          First     Second       Third      Fourth
(In thousands, except per share data)    Quarter    Quarter     Quarter     Quarter      YTD
-----------------------------------------------------------------------------------------------
2008
Fee revenue and other income             $12,611    $ 13,304    $ 13,893    $13,362    $ 53,170
Interest income                           11,000      10,777      11,215     11,146      44,138
Interest expense                           1,237         713         692        736       3,378
-----------------------------------------------------------------------------------------------
   Net interest income                     9,763      10,064      10,523     10,410      40,760
Provision for loan losses                    450         650         500        600       2,200
Operating expenses                        16,360      16,508      16,479     16,217      65,564
Income tax expense                         1,545       1,644       2,209      1,762       7,160
-----------------------------------------------------------------------------------------------
Net income                               $ 4,019    $  4,566    $  5,228    $ 5,193    $ 19,006
===============================================================================================
Net income per share:
   Basic earnings per share                  .44         .50         .57        .57        2.08
   Diluted earnings per share                .43         .48         .56        .56        2.03

2007
Fee revenue and other income             $11,863    $ 12,051    $ 12,070    $12,216    $ 48,200
Interest income                           11,996      12,282      12,718     12,350      49,346
Interest expense                           2,011       2,037       2,043      1,873       7,964
-----------------------------------------------------------------------------------------------
   Net interest income                     9,985      10,245      10,675     10,477      41,382
Provision for loan losses                    225         225         225        225         900
Operating expense                         15,333      15,932      15,664     15,810      62,739
Income tax expense                         2,104       1,947       2,179      1,918       8,148
-----------------------------------------------------------------------------------------------
Net income                               $ 4,186    $  4,192    $  4,677    $ 4,740    $ 17,795
===============================================================================================
Net income per share:
   Basic earnings per share                  .45         .46         .51        .53        1.95
   Diluted earnings per share                .45         .45         .50        .50        1.90

Report of Independent Registered Public Accounting Firm

The Board of Directors
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/KPMG LLP

St. Louis, Missouri
March 11, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP's report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cass Information Systems, Inc.:

We have audited Cass Information Systems, Inc.'s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

St. Louis, Missouri
March 11, 2009

ITEM 9B.  OTHER INFORMATION

NONE
                                    PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is incorporated herein by reference from the following sections of the Company's definitive Proxy Statement for its 2009 Annual Meeting of Shareholders ("2009 Proxy Statement"), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year:
"Election of Directors" and "Executive Officers" (please note that "Section 16(a) Beneficial Ownership Reporting Compliance" is within the "Executive Officers" section).

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required pursuant to this Item 11 is incorporated herein by reference from the sections entitled "Executive Officers" and "Election of Directors" of the Company's 2009 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference from the section entitled "Executive Officers" of the Company's 2009 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans The following information is as of December 31, 2008:

                                                                                      Number of securities
                                                                                    remaining available for
                                Number of securities to      Weighted-average        future issuance under
                                be issued upon exercise      exercise price of     equity compensation plans
                                of outstanding options,    outstanding options,      (excluding securities
                                  warrants and rights       warrants and rights    reflected in column (a))
       Plan Category                     (a)                       (b)                         (c)
----------------------------    -----------------------    --------------------    -------------------------
Equity compensation plans               138,100(1)                 $22.93                       --(1)
approved by security holders            142,009(2)                  28.41                  737,991(2)

Equity compensation plans not                 _                         _                        _
approved by security holders
Total                                   280,109                    $25.71                  737,991

(1) Amount disclosed relates to the Company's 1995 Performance-Based Stock Option Plan and 1995 Restricted Stock Bonus Plan. There will be no more shares or options granted under these plans.
(2) Amount disclosed relates to the 2007 Omnibus Incentive Stock Plan.

Refer to Note 12 to the consolidated financial statements for information concerning stock options and bonus plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the section entitled "Election of Directors" of the Company's 2009 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant's fees and services is incorporated herein by reference from the section "Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2009 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

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

          10.8 Memo of Understanding between Lawrence A. Collett and Cass Information Systems, Inc. incorporated by reference to Exhibit
               10.1 to the Form 8-K filed with the SEC on July 17, 2008.

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

(c) None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CASS INFORMATION SYSTEMS, INC.

Date:  March 11, 2009           By           /s/ Eric H. Brunngraber
                                    --------------------------------------------
                                                 Eric H. Brunngraber
                                        President and Chief Executive Officer
                                             (Principal Executive Officer)

Date:  March 11, 2009           By          /s/ P. Stephen Appelbaum
                                    --------------------------------------------
                                                P. Stephen Appelbaum
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on the dates indicated by the following persons on behalf of the Company and in their capacity as a member of the Board of Directors of the Company.

Date:  March 11, 2009           By             /s/ K. Dane Brooksher
                                    --------------------------------------------
                                                   K. Dane Brooksher

Date:  March 11, 2009           By             /s/ Eric H. Brunngraber
                                    --------------------------------------------
                                                   Eric H. Brunngraber

Date:  March 11, 2009           By             /s/ Bryan S. Chapell
                                    --------------------------------------------
                                                   Bryan S. Chapell

Date:  March 11, 2009           By             /s/ Lawrence A. Collett
                                    --------------------------------------------
                                                   Lawrence A. Collett

Date:  March 11, 2009           By             /s/ Robert A. Ebel
                                    --------------------------------------------
                                                   Robert A. Ebel

Date:  March 11, 2009           By             /s/ Benjamin F. Edwards, IV
                                    --------------------------------------------
                                                   Benjamin F. Edwards, IV

Date:  March 11, 2009           By             /s/ John L. Gillis, Jr.
                                    --------------------------------------------
                                                   John L. Gillis, Jr.

Date:  March 11, 2009           By             /s/ Wayne J. Grace
                                    --------------------------------------------
                                                   Wayne J. Grace

Date:  March 11, 2009           By             /s/ James J. Lindemann
                                    --------------------------------------------
                                                   James J. Lindemann

Date:  March 11, 2009           By             /s/ A. J. Signorelli
                                    --------------------------------------------
                                                   A. J. Signorelli

Date:  March 11, 2009           By             /s/ Franklin D. Wicks, Jr.
                                    --------------------------------------------
                                                   Franklin D. Wicks, Jr.