Form 10-Q
period 2009-03-31
CASS INFORMATION SYSTEMS INC
filed 2009-05-07
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                           Commission File No. 2-80070

                                ----------------

                         CASS INFORMATION SYSTEMS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                Missouri                               43-1265338
      (State or other jurisdiction                  (I.R.S. Employer
           of incorporation or                     Identification No.)
              organization)

         13001 Hollenberg Drive                           63044
           Bridgeton, Missouri                          (Zip Code)
(Address of principal executive offices)

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

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                 Yes |_| No |_|

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

(Check one)     Large Accelerated Filer |_|     Accelerated Filer         |X|

                Non-Accelerated Filer   |_|     Smaller Reporting Company |_|
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |_| No |X|

      The number of shares outstanding of registrant's only class of stock as of May 1, 2009: Common stock, par value $.50 per share - 9,222,542 shares outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

   Item 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets
              March 31, 2009 (unaudited) and December 31, 2008                3

            Consolidated Statements of Income
              Three months ended March 31, 2009 and 2008 (unaudited)          4

            Consolidated Statements of Cash Flows
              Three months ended March 31, 2009 and 2008 (unaudited)          5

            Notes to Consolidated Financial Statements (unaudited)            6

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                       13

   Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       22

   Item 4.  CONTROLS AND PROCEDURES                                          22

PART II - Other Information - Items 1. - 6.                                  23

      SIGNATURES                                                             24

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in the section Part I, Item 1A, "Risk Factors" of the Company's 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC"), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands except Share and Per Share Data)

                                                               March 31,
                                                                 2009         December 31,
                                                              (Unaudited)         2008
                                                              -----------     -----------
Assets
Cash and due from banks                                       $    10,806     $    10,043
Federal funds sold and other short-term investments                10,543          19,442
                                                              -----------     -----------
     Cash and cash equivalents                                     21,349          29,485
                                                              -----------     -----------
Securities available-for-sale, at fair value                      196,654         193,865

Loans                                                             601,170         591,976
     Less: Allowance for loan losses                                6,631           6,451
                                                              -----------     -----------
         Loans, net                                               594,539         585,525
                                                              -----------     -----------
Premises and equipment, net                                        11,434          11,617
Investment in bank-owned life insurance                            13,228          13,093
Payments in excess of funding                                      22,880          21,865
Goodwill                                                            7,471           7,471
Other intangible assets, net                                          527             597
Other assets                                                       19,188          21,710
                                                              -----------     -----------
           Total assets                                       $   887,270     $   885,228
                                                              ===========     ===========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                      $    94,917     $   103,300
     Interest-bearing                                             215,927         174,241
                                                              -----------     -----------
         Total deposits                                           310,844         277,541
Accounts and drafts payable                                       426,938         479,025
Subordinated convertible debentures                                 2,991           2,991
Short-term borrowings                                              13,162             305
Other liabilities                                                  19,392          19,125
                                                              -----------     -----------
         Total liabilities                                        773,327         778,987
                                                              -----------     -----------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                             --              --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized:
   9,949,324 shares issued at March 31, 2009 and
   December 31, 2008                                                4,975           4,975
Additional paid-in capital                                         45,159          45,746
Retained earnings                                                  83,921          81,197
Common shares in treasury, at cost (736,082 shares at
   March 31, 2009 and 775,288 shares at December 31, 2008)        (17,350)        (18,264)
Accumulated other comprehensive loss                               (2,762)         (7,413)
                                                              -----------     -----------
         Total shareholders' equity                               113,943         106,241
                                                              -----------     -----------
           Total liabilities and shareholders' equity         $   887,270     $   885,228
                                                              ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                              For The Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                   2009         2008
                                                                ---------    ---------
Fee Revenue and Other Income:
Information services payment and processing revenue             $  11,944    $  12,047
Bank service fees                                                     404          331
Gains on sales of securities                                          119           --
Other                                                                 135          233
                                                                ---------    ---------
       Total fee revenue and other income                          12,602       12,611
                                                                ---------    ---------

Interest Income:
Interest and fees on loans                                          8,617        8,275
Interest and dividends on securities:
     Taxable                                                            2           28
     Exempt from federal income taxes                               1,858        1,701
Interest on federal funds sold and
   other short-term investments                                        16          996
                                                                ---------    ---------
       Total interest income                                       10,493       11,000
                                                                ---------    ---------

Interest Expense:
Interest on deposits                                                  934        1,185
Interest on short-term borrowings                                      18           --
Interest on subordinated convertible debentures                        39           52
                                                                ---------    ---------
       Total interest expense                                         991        1,237
                                                                ---------    ---------
         Net interest income                                        9,502        9,763
Provision for loan losses                                             400          450
                                                                ---------    ---------
         Net interest income after provision for loan losses        9,102        9,313
                                                                ---------    ---------
         Total net revenue                                         21,704       21,924
                                                                ---------    ---------

Operating Expense:
Salaries and employee benefits                                     12,449       12,437
Occupancy                                                             615          540
Equipment                                                             841          824
Amortization of intangible assets                                      70           70
Other operating                                                     2,315        2,489
                                                                ---------    ---------
Total operating expense                                            16,290       16,360
                                                                ---------    ---------
         Income before income tax expense                           5,414        5,564
Income tax expense                                                  1,491        1,545
                                                                ---------    ---------
         Net income                                             $   3,923    $   4,019
                                                                =========    =========

Basic earnings per share                                        $     .43    $     .44
Diluted earnings per share                                            .42          .43

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                         For The Three Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                             2009          2008
                                                                           ---------     ---------
Cash Flows From Operating Activities:
Net income                                                                 $   3,923     $   4,019
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                           1,055         1,036
       Gains on sales of securities                                             (119)           --
       Provision for loan losses                                                 400           450
       Stock-based compensation expense                                          308           227
       Deferred income tax (benefit) expense                                     (19)            9
       Increase (decrease) in income tax liability                               494        (1,258)
       Increase in pension liability                                             186           494
       Other operating activities, net                                          (512)       (1,528)
                                                                           ---------     ---------
       Net cash provided by operating activities                               5,716         3,449
                                                                           ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale                           4,277            --
Proceeds from maturities of securities available-for-sale                      2,680         4,106
Purchase of securities available-for-sale                                     (2,877)      (38,367)
Net increase in loans                                                         (9,414)      (43,962)
Increase in payments in excess of funding                                     (1,015)       (8,645)
Purchases of premises and equipment, net                                        (396)         (329)
                                                                           ---------     ---------
         Net cash used in investing activities                                (6,745)      (87,197)
                                                                           ---------     ---------

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits                           (8,383)       (6,868)
Net increase (decrease) in interest-bearing demand and savings deposits        2,006        (7,425)
Net increase (decrease) in time deposits                                      39,680       (36,971)
Net (decrease) increase in accounts and drafts payable                       (52,087)        2,009
Net increase (decrease) in short-term borrowings                              12,857          (195)
Cash dividends paid                                                           (1,199)       (1,111)
Other financing activities, net                                                   19            14
                                                                           ---------     ---------
         Net cash used in financing activities                                (7,107)      (50,547)
                                                                           ---------     ---------
Net decrease in cash and cash equivalents                                     (8,136)     (134,295)
Cash and cash equivalents at beginning of period                              29,485       176,070
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                 $  21,349     $  41,775
                                                                           =========     =========

Supplemental information:
         Cash paid for interest                                            $     910     $   1,425
         Cash paid for income taxes                                            1,030           736

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s ("the Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended March 31, 2009 and December 31, 2008 are as follows:

                                               March 31, 2009                  December 31, 2008
======================================================================================================
                                       Gross Carrying    Accumulated     Gross Carrying    Accumulated
(In thousands)                             Amount       Amortization         Amount       Amortization
======================================================================================================
Assets eligible for amortization:
   Software                             $        862    $       (790)     $        862    $       (747)
   Customer List                                 750            (295)              750            (268)
------------------------------------------------------------------------------------------------------
         Total                                 1,612          (1,085)            1,612          (1,015)
------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                                    7,698            (227)*           7,698            (227)*
------------------------------------------------------------------------------------------------------
       Total unamortized intangibles           7,698            (227)            7,698            (227)
------------------------------------------------------------------------------------------------------
Total intangible assets                 $      9,310    $     (1,312)     $      9,310    $     (1,242)
------------------------------------------------------------------------------------------------------
*Amortization through December 31, 2001 prior to adoption of SFAS No. 142.

Software is amortized over four to five years and the customer list is amortized over seven years. Amortization of intangible assets amounted to $70,000 for the three-month periods ended March 31, 2009 and 2008, respectively. Estimated amortization of intangibles over the next five years is as follows: $222,000 in 2009, $107,000 in 2010, 2011, and 2012 and $54,000 in 2013.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at March 31, 2009 and December 31, 2008 were $584,000 and $605,000, respectively.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended March 31, 2009 and 2008 are as follows:

                                                                        Three Months Ended
                                                                             March 31,
                                                                    ==========================
(Dollars in thousands, except per share data)                          2009           2008
==============================================================================================
Basic
    Net income                                                      $     3,923    $     4,019
    Weighted-average common shares outstanding                        9,135,326      9,174,415
----------------------------------------------------------------------------------------------

    Basic earnings per share                                        $       .43    $       .44
----------------------------------------------------------------------------------------------

Diluted
----------------------------------------------------------------------------------------------
    Net income                                                      $     3,923    $     4,019
    Net income effect of 5.33% convertible debentures                        20             25
----------------------------------------------------------------------------------------------
    Net income                                                            3,943          4,044
----------------------------------------------------------------------------------------------

    Weighted-average common shares outstanding                        9,135,326      9,174,415
    Effect of dilutive stock options and awards                          89,889        108,025
    Effect of 5.33% convertible debentures                              153,630        185,134
----------------------------------------------------------------------------------------------
    Weighted-average common shares outstanding assuming dilution      9,378,845      9,467,574
----------------------------------------------------------------------------------------------

    Diluted earnings per share                                      $       .42    $       .43
----------------------------------------------------------------------------------------------

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's Common Stock. The Company did not repurchase any shares during the three-month periods ended March 31, 2009 and 2008. As of March 31, 2009, 180,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the three-month periods ended March 31, 2009 and 2008, unrealized gains and losses on securities available-for-sale were the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2009 and 2008 is summarized as follows:

                                                        Three Months Ended
                                                             March 31,
                                                        ==================
      (In thousands)                                     2009        2008
      ====================================================================
      Net income                                        $3,923      $4,019

      Other comprehensive income:
      Less: Reclassification adjustments for gains
            included in net income, net of tax              77          --
      Add:  Net unrealized gain on securities
            available-for-sale, net of tax               4,728       1,684
      --------------------------------------------------------------------
      Total comprehensive income                        $8,574      $5,703
      --------------------------------------------------------------------

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

The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value.

All revenue originates from and all long-lived assets are located within the United States and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

Summarized information about the Company's operations in each industry segment for the three-month periods ended March 31, 2009 and 2008, is as follows:

                                                             Corporate,
                                  Information    Banking   Eliminations
(In thousands)                      Services     Services    and Other       Total
====================================================================================
Quarter Ended March 31, 2009
   Total Revenues:
     Revenue from customers        $  17,383    $   4,321    $      --     $  21,704
     Intersegment revenue              1,615          357       (1,972)           --
   Net income                          2,834        1,089           --         3,923
   Total assets                      556,709      419,592      (89,031)      887,270
   Goodwill                            7,335          136           --         7,471
   Other intangible assets, net          527           --           --           527

Quarter Ended March 31, 2008
   Total Revenues:
     Revenue from customers        $  18,462    $   3,462    $      --     $  21,924
     Intersegment revenue              1,234          206       (1,440)           --
   Net income                          3,456          563           --         4,019
   Total assets                      594,457      316,348      (53,287)      857,518
   Goodwill                            7,335          136           --         7,471
   Other intangible assets, net          807           --           --           807

Note 8 - Loans by Type

(In thousands)                              March 31, 2009     December 31, 2008
================================================================================
Commercial and industrial                 $         116,896    $         118,044
Real estate (Commercial and church):
   Mortgage                                         425,544              412,788
   Construction                                      54,486               56,221
Industrial revenue bonds                              3,291                3,363
Other                                                   953                1,560
--------------------------------------------------------------------------------
Total loans                               $         601,170    $         591,976
================================================================================

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2009, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2009, the balance of unused loan commitments, standby and commercial letters of credit were $33,076,000, $8,948,000 and $2,298,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company at March 31, 2009:

                                                               Amount of Commitment Expiration per Period
                                        =================================================================================
                                                           Less than           1-3              3-5             Over 5
(In thousands)                              Total           1 Year            Years            Years            Years
=========================================================================================================================
Operating lease commitments             $       3,607    $         862    $       1,280    $         742    $         723
Time deposits                                 109,328          100,546            7,534            1,248               --
Convertible subordinated debentures*            2,991               --               --               --            2,991
-------------------------------------------------------------------------------------------------------------------------
     Total                              $     115,926    $     101,408    $       8,814    $       1,990    $       3,714
=========================================================================================================================
* Includes principal payments only.

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 10 - Stock-Based Compensation

In 2007, the Board and the Company's shareholders approved the 2007 Omnibus Incentive Stock Plan (the "Omnibus Plan"). The Omnibus Plan permits the issuance of up to 880,000 shares of the Company's common stock in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the quarter ended March 31, 2009, 29,336 restricted stock shares and 121,943 SARs were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock

Restricted shares are amortized to expense over the three-year vesting period. As of March 31, 2009, the total unrecognized compensation expense related to non-vested common stock was $1,751,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years.

Following is a summary of the activity of the restricted stock during the three-month period ended March 31, 2009:

                                      Shares       Fair Value
      -------------------------------------------------------
      Balance at January 1, 2009        68,564     $    30.72
      Granted                           29,336          25.77
      Vested                           (27,255)         29.88
      Forfeited                             --             --
      -------------------------------------------------------
      Balance at March 31, 2009         70,645     $    28.61
      -------------------------------------------------------

Stock Options

Stock options vest and expire over a period not to exceed seven years. As of March 31, 2009, the total unrecognized compensation expense related to non-vested stock options was $77,000 and the related weighted-average period over which it is expected to be recognized is approximately 3.2 years. Following is a summary of the activity of the stock options during the three-month period ended March 31, 2009:

                                                   Weighted-       Average      Aggregate
                                                    Average       Remaining     Intrinsic
                                                   Exercise      Contractual      Value
                                     Shares          Price       Term Years   (In thousands)
                                  =========================================================
Outstanding at January 1, 2009         69,536     $     15.24
Granted                                    --              --
Exercised                             (12,300)          19.75
Forfeited or expired                       --              --
                                  -----------     -----------
Outstanding at March 31, 2009          57,236           15.79            2.5    $   952,000
                                  =========================================================
Exercisable at March 31, 2009          29,649     $     13.39            1.9    $   564,000
                                  =========================================================

The total intrinsic value of options exercised was $243,000 and $509,000 for the three-month periods ended March 31, 2009 and 2008, respectively. Following is a summary of the activity of the non-vested stock options during the three-month period ended March 31, 2009:

                                                Weighted-
                                                 Average
                                               Grant Date
                                   Shares      Fair Value
---------------------------------------------------------
Nonvested at January 1, 2009        56,520     $     2.46
Granted                                 --             --
Vested                             (28,933)          2.14
Forfeited                               --             --
---------------------------------------------------------
Nonvested at March 31, 2009         27,587     $     2.81
=========================================================

SARs

SARs vest over a three-year period with 1/3 of the shares vesting and becoming exercisable each year on the anniversary of the date of grant and they expire 10 years from the original grant date. As of March 31, 2009, the total unrecognized compensation expense was $1,438,000 and the related weighted-average period over which it is expected to be recognized is 2.2 years. Following is a summary of the Company's SARs program for the three-month period ended March 31, 2009:

                                                  Weighted-       Average       Aggregate
                                                   Average       Remaining      Intrinsic
                                                  Exercise      Contractual       Value
                                     Shares         Price       Term Years    (In thousands)
                                  ========================================================
Outstanding at January 1, 2009        109,755    $     28.41
Granted                               121,943          25.77
Exercised                                  --             --
Forfeited or expired                       --             --
                                  -----------    -----------
Outstanding at March 31, 2009         231,698          27.02            9.3    $ 1,253,000
                                  ========================================================
Exercisable at March 31, 2009          36,579    $     28.41            8.8    $   147,000
                                  ========================================================

Following is a summary of the activity of the nonvested SARs during the three-month period ended March 31, 2009:

                                                Weighted-
                                                 Average
                                               Grant Date
                                   Shares      Fair Value
---------------------------------------------------------
Nonvested at January 1, 2009       109,755     $     7.65
Granted                            121,943           6.20
Vested                             (36,579)          7.65
Forfeited                               --             --
---------------------------------------------------------
Nonvested at March 31, 2009        195,119     $     6.74
=========================================================

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the per share fair value of SARs granted during the three-month periods ended March 31, 2009 and 2008, respectively:

                                                    Three Months Ended March 31,
                                                      2009                2008
================================================================================
Risk-free interest rate                               1.94%               3.01%
Expected life                                        7 yrs.              7 yrs.
Expected volatility                                  27.00%              26.00%
Expected dividend yield                               2.02%               1.69%
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

The following table represents the components of the net periodic pension costs for 2008 and an estimate for 2009:

                                                        Estimated        Actual
(In thousands)                                            2009            2008
===============================================================================
Service cost - benefits earned during the year          $ 1,578         $ 1,523
Interest cost on projected benefit obligation             2,099           1,947
Expected return on plan assets                           (1,882)         (2,108)
Net amortization                                            888              66
-------------------------------------------------------------------------------
Net periodic pension cost                               $ 2,683         $ 1,428
-------------------------------------------------------------------------------

Pension costs recorded to expense were $671,000 and $358,000 for the three-month periods ended March 31, 2009 and 2008, respectively. The increase in pension costs resulted from the decline in the equity market during 2008. The Company made a contribution of $450,000 to the plan during the three-month period ended March 31, 2009, and expects to contribute at least an additional $1,350,000 in 2009.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2008 and an estimate for 2009:

                                                       Estimated         Actual
(In thousands)                                           2009             2008
================================================================================
Service cost - benefits earned during the year          $    38         $     59
Interest cost on projected benefit obligation               285              267
Net amortization                                            133              170
--------------------------------------------------------------------------------
Net periodic pension cost                               $   456         $    496
--------------------------------------------------------------------------------

Pension costs recorded to expense were $114,000 and $147,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

Note 12 - Income Taxes

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.

During the first quarter of 2009, unrecognized tax benefits increased by $86,000 and accrued interest increased by $16,000. As of December 31, 2008, the Company's unrecognized tax benefits were approximately $1,399,000, of which $1,170,000 would, if recognized, affect the Company's effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008, before any tax benefits, the Company had $114,000 of accrued interest on unrecognized tax benefits. There were no penalties for unrecognized tax benefits accrued at December 31, 2008.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2006 through 2008 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2004 through 2008.

Note 13 - Fair Value of Assets

Effective January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". The Company has not applied the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities such as real estate owned and goodwill. The Company uses fair value measurements to determine fair value disclosures.

The following is a description of valuation methodologies used for assets recorded at fair value:

Investment Securities Available for Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company's securities available-for sale are measured at fair value using Level 2 valuations. The market valuation utilizes several sources which include observable inputs rather than "significant unobservable inputs" and therefore fall into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis:

                                                 March 31, 2009
               Treasury Securities               $          200
               State and Municipal Securities           193,030
               Other                                      3,424
                                                 --------------
                                                 $      196,654
                                                 ==============

Loans - The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." At March 31, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. The total principal balance of impaired loans measured at fair value at March 31, 2009 was $914,000.

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

The specific payment and information processing services provided to each customer are developed individually to meet each customer's requirements, which can vary greatly. In addition, the degree of automation such as electronic data interchange, imaging, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies among the customer base. In general, however, Cass is compensated for its processing services through service fees and account balances that are generated during the payment process. The amount, type and calculation of service fees vary by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates, which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest paid on its deposits and other borrowings. The Bank also assesses fees on other services such as cash management services.

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, utility and telecommunication payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. As lower levels of economic activity are encountered, such as those experienced in the second half of 2008 and continuing into the first quarter of 2009, the number and total dollar amount of transactions processed by the Company may decline thereby reducing fee revenue, interest income, and possibly liquidity. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in the Company's 2008 Annual Report on Form 10K, a decline in the general level of interest rates can have a negative impact on net interest income.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets, and investments in private equity securities for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. Assets held for sale are carried at the lower of cost or fair value less costs to sell. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns such as the realization of deferred tax assets, changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Note 12 to the financial statements.

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2008, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 12 to the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Pursuant to Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," the Company has recognized the funded status of its defined benefit postretirement plan in its statement of financial position and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2009 ("First Quarter of 2009") compared to the three-month period ended March 31, 2008 ("First Quarter of 2008"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2008 Annual Report on Form 10-K. Results of operations for the First Quarter of 2009 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                          Three Months Ended
                                                               March 31,
                                                 ===================================
                                                                                %
(Dollars in thousands, except per share data)      2009          2008        Change
====================================================================================
Net income                                       $   3,923     $   4,019     (2.4) %
Diluted earnings per share                       $     .42     $     .43     (2.3) %
Return on average assets                              1.79%         1.84%      --
Return on average equity                             14.35%        16.12%      --
------------------------------------------------------------------------------------

Fee Revenue and Other Income

The Company's fee revenue is derived mainly from freight and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the First Quarter of 2009 and First Quarter of 2008 were as follows:

                                                      Three Months Ended
                                                           March 31,
                                            ======================================
                                                                             %
(In thousands)                                 2009          2008         Change
==================================================================================
Freight Core Invoice Transaction Volume*         5,395         5,972          (9.7)%
Freight Invoice Dollar Volume               $3,386,740    $3,857,573         (12.2)%
Utility Transaction Volume                       2,830         2,532          11.8%
Utility Transaction Dollar Volume           $2,495,697    $2,235,890          11.6%
Payment and Processing Revenue              $   11,944    $   12,047           (.9)%
----------------------------------------------------------------------------------
*Core invoices exclude parcel shipments.

New transportation customer implementations helped off-set a 21% decline in base customer volumes as the global economic slowdown impacted the transportation industry. As a result, freight invoice volume was down 10% and dollar volume was down 12%. Utility transaction volume and dollar volume were up 12% primarily due to new business, partially offsetting the lower volumes in the freight business. The net effect was overall payment and processing fees decreased less than 1% compared to the year-earlier period.

Bank service fees increased $73,000, or 22%, due to an increase in account analysis fees. Other income decreased $98,000, or 42%, because of a decline in freight disbursement processing fees. There were gains of $119,000 on sales of securities in the First Quarter of 2009.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the First Quarter of 2009 and First Quarter of 2008:

                                                 Three Months Ended
                                                      March 31,
                                        ======================================
(Dollars in thousands)                     2009           2008       Change
==============================================================================
Average earning assets                  $  803,943     $  800,191           .5%
Net interest income*                        10,522         10,704         (1.7)%
Net interest margin*                          5.31%          5.37%          --
Yield on earning assets*                      5.81%          5.99%          --
Rate on interest bearing liabilities          1.98%          3.05%          --
------------------------------------------------------------------------------
*Presented on a tax-equivalent basis assuming a tax rate of 35% in 2009 and 2008.

First Quarter 2009 average earning assets, tax equivalent net interest income, and tax equivalent net interest margin all remained relatively consistent with levels for the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the rate paid on deposits both decreased in 2009 as the general level of interest rates declined.

Total average loans increased $88,041,000, or 17%, to $592,233,000 for the First Quarter of 2009 as compared to the First Quarter of 2008. This increase was attributable to the successful implementation of new marketing efforts by the Company's lending staff and the negative impact the credit crisis had on many of the Company's competitors which resulted in attractive loan growth opportunities. This increase in average loans along with the increase in average investment securities of $13,147,000, or 7%, to $191,737,000 were part of the Company's strategy to redeploy assets in the face of a declining interest rate environment. The primary offset to the previously mentioned increases was a decrease in average federal funds sold and other short-term investments of $97,436,000, or 83%, to $19,973,000 for the First Quarter of 2009 as compared to the First Quarter of 2008. In effect, this strategy of replacing short-term relatively low yielding assets with longer term relatively higher yielding assets has allowed the Company to reduce its interest rate sensitivity and protect its source of revenue from net interest income.

Total average interest-bearing deposits for the First Quarter of 2009 increased $31,052,000, or 20%, to $189,661,000 compared to the First Quarter of 2008. This increase along with increases in average short-term borrowings and average noninterest-bearing demand deposits of $10,372,000 and $6,002,000, respectively, were the primary sources utilized to offset the decline in average accounts and drafts payable of $59,475,000, or 11%, to $461,770,000 for the First Quarter of 2009 as compared to the same period last year. The decline in accounts and drafts payable was primarily the result of lower levels of freight payment processing activities as the Company's customers dealt with the global economic slowdown.

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

                                                        First Quarter of 2009                     First Quarter of 2008
                                                ====================================      =====================================
                                                              Interest                                  Interest
                                                 Average       Income/       Yield/        Average       Income/       Yield/
(Dollars in thousands)                           Balance       Expense        Rate         Balance       Expense        Rate
===============================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                                  $ 588,912     $   8,580          5.91%    $ 500,091     $   8,228          6.60%
       Tax-exempt (4)                               3,321            57          6.91         4,101            72          7.04
Securities (5):
       Taxable                                      3,559             2           .22         3,670            28          3.06
       Tax-exempt (4)                             188,178         2,858          6.16       174,920         2,617          6.00
Federal funds sold and other
       short-term investments                      19,973            16           .34       117,409           996          3.40
-------------------------------------------------------------------------------------------------------------------------------
Total earning assets                              803,943        11,513          5.81       800,191        11,941          5.99
Nonearning assets:
   Cash and due from banks                          9,067                                    22,111
Premises and equipment, net                        11,678                                    12,660
   Bank-owned life insurance                       13,168                                    12,591
   Goodwill and other intangibles, net              8,039                                     8,323
   Other assets                                    48,856                                    35,529
Allowance for loan losses                          (6,569)                                   (6,341)
-------------------------------------------------------------------------------------------------------------------------------
   Total assets                                 $ 888,182                                 $ 885,064
-------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                                   $  82,085     $     302          1.49%    $  75,927     $     377          1.99%
   Savings deposits                                20,281            69          1.38        19,001            96          2.03
   Time deposits of
     $100 or more                                  41,516           287          2.80        40,298           438          4.36
   Other time deposits                             45,779           276          2.45        23,383           274          4.70
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                   189,661           934          2.00       158,609         1,185          3.00
   Short-term borrowings                           10,443            18           .69            71             0          0.00
   Subordinated Debentures                          2,991            39          5.33         3,618            52          5.76
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                    203,095           991          1.98       162,298         1,237          3.06
Noninterest-bearing liabilities:
   Demand deposits                                 93,464                                    87,462
   Accounts and drafts payable                    461,770                                   521,245
   Other liabilities                               18,963                                    12,929
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                 777,292                                   783,934
Shareholders' equity                              110,890                                   101,130
Total liabilities and
   shareholders' equity                         $ 888,182                                 $ 885,064
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                           $  10,522                                 $  10,704
Interest spread                                                                  3.83%                                     2.93%
Net interest margin                                                              5.31%                                     5.37%
===============================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2008 consolidated financial statements, filed with the Company's 2008 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $136,000 and $54,000 for the First Quarter of 2009 and 2008, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2009 and 2008. The tax-equivalent adjustment was approximately $1,020,000 and $941,000 for the First Quarter of 2009 and 2008,
      respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

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

                                                     First Quarter of 2009
                                                   Over First Quarter of 2008
                                                ===============================
(In thousands)                                   Volume       Rate       Total
===============================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                    $ 1,307     $  (955)    $   352
     Tax-exempt (3)                                 (14)         (1)        (15)
   Securities:
     Taxable                                         (1)        (25)        (26)
     Tax-exempt (3)                                 183          58         241
   Federal funds sold and other
     short-term investments                        (469)       (511)       (980)
-------------------------------------------------------------------------------
Total interest income                             1,006      (1,434)       (428)
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                  28        (103)        (75)
   Savings deposits                                   6         (33)        (27)
   Time deposits of $100 or more                     12        (163)       (151)
   Other time deposits                              175        (173)          2
   Short-term borrowings                              0          18          18
   Subordinated debentures                          (13)         --         (13)
-------------------------------------------------------------------------------
Total interest expense                          $   208     $  (454)    $  (246)
-------------------------------------------------------------------------------
Net interest income                             $   798     $  (980)    $  (182)
===============================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2009 and 2008.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the amount of loans charged off. Provisions for loan losses of $400,000 and $450,000 were recorded during the First Quarter of 2009 and the First Quarter of 2008, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There was $220,000 of net loan charge-offs in the First Quarter of 2009 and $473,000 of net loan charge-offs in the First Quarter of 2008.

The allowance for loan losses at March 31, 2009 was $6,631,000 and at December 31, 2008 was $6,451,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2009 was 1.10% compared to 1.09% at December 31, 2008. Nonperforming loans were $914,000, or .15%, of total loans at March 31, 2009 compared to $1,219,000, or .21%, of total loans at December 31, 2008.

At March 31, 2009 the nonperforming loans, which are also considered impaired, consisted of five loans that relate to businesses that are in financial trouble. Nonperforming loans at December 31, 2008 consisted of $1,178,000 in non-accrual loans related to five borrowers and one loan of $41,000 contractually past due more than 90 days. Total nonperforming loans decreased $1,529,000 from March 31, 2008 to March 31, 2009. This decrease was due to the payment in entirety of one loan past due 90 days and the write-off of two nonaccrual loans.

In addition to the nonperforming loans discussed above, at March 31, 2009, one loan of $378,000 not included in the table below was identified by management as having potential credit problems. This loan is excluded from the table due to the fact it is current under the original terms of the loan, however circumstances have raised doubts as to the ability of the borrower to comply with the current loan repayment terms. This loan is closely monitored by management.

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

Summary of Asset Quality

The following table presents information as of and for the First Quarter of 2009 and First Quarter of 2008 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                                First Quarter of
                                                            ========================
(Dollars in thousands)                                         2009           2008
====================================================================================
Allowance at beginning of period                            $   6,451      $   6,280

Provision charged to expense                                      400            450

Loans charged off                                                (254)          (491)
Recoveries on loans previously charged off                         34             18
------------------------------------------------------------------------------------
Net loan charge-offs                                             (220)          (473)

Allowance at end of period                                  $   6,631      $   6,257
------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 592,233      $ 504,192
     March 31                                                 601,170        541,944
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.12%          1.24%
     March 31                                                    1.10%          1.15%
Nonperforming loans:
     Nonaccrual loans                                       $     914      $   1,947
     Loans past due 90 days or more                                --            496
     Renegotiated loans                                            --             --
------------------------------------------------------------------------------------
     Total non performing loans                             $     914      $   2,443
     Foreclosed assets                                          2,177          1,388
------------------------------------------------------------------------------------
Nonperforming loans as a percent of average loans                 .15%           .48%
====================================================================================

The Company had no sub-prime mortgage loans or residential development loans in its portfolio as of March 31, 2009. The Bank had two properties carried as other real estate owned of $2,177,000 as of March 31, 2009 and one property for $1,388,000 at March 31, 2008.

Operating Expense

Total operating expense for the First Quarter of 2009 decreased $70,000, or .4%, to $16,290,000 compared to the First Quarter of 2008 as the Company implemented cost control measures during a difficult economic environment.

Salaries and benefits expense increased $12,000, or less than 1%, to $12,449,000 in the First Quarter of 2009 compared with the First Quarter of 2008 reflecting increased pension costs of $313,000 offset by headcount reductions.

Occupancy expense for the First Quarter of 2009 increased $75,000, or 14%, to $615,000 from the First Quarter of 2008 primarily due to additional maintenance and repairs and rent expense related to additional space in Ohio.

Equipment expense for the First Quarter of 2009 increased $17,000, or 2%, to $841,000 from the First Quarter of 2008 primarily due to additional software license fees.

Amortization of intangible assets remained the same at $70,000 for the First Quarter of 2009 compared to the First Quarter of 2008.

Other operating expenses decreased $174,000, or 7%, to $2,315,000 for the First Quarter of 2009 compared to the First Quarter of 2008 because other real estate owned expense and postage expense were lower.

Income tax expense for the First Quarter of 2009 decreased $54,000, or 3%, compared to the First Quarter of 2008. The effective tax rate for the First Quarter of 2009 declined slightly to 27.5% compared to 27.8% in the First Quarter of 2008.

Financial Condition

Total assets at March 31, 2009 increased $2,042,000, or less than 1%, from December 31, 2008. The most significant change in asset balances during this period was a decrease of $8,899,000, or 46%, in federal funds sold and other short-term investments. Most of this decrease was offset by increases in longer term state and municipal securities and loans. As mentioned earlier, this redeployment of assets was done to offset the negative impact the declining interest rate environment has on the Company.

Total liabilities at March 31, 2009 were $773,327,000, compared to the balance of $778,987,000 at December 31, 2008. Total deposits at March 31, 2009 were $310,844,000, an increase of $33,303,000, or 12%, compared to December 31, 2008.
Additionally, short-term borrowings increased $12,857,000 from $305,000 at December 31, 2008 to $13,162,000 at March 31, 2009. The increases in deposits and short-term borrowings were the primary sources utilized to offset the $52,087,000, or 11%, decline in accounts and drafts payable which totalled $426,938,000 at March 31, 2009. Total shareholders' equity at March 31, 2009 was $113,943,000, a $7,702,000, or 7%, increase from December 31, 2008.

Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the "Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential" section of this report).

The increase in total shareholders' equity resulted from net income of $3,923,000, $308,000 from stock-based compensation expense, other miscellaneous activity of $19,000 and a decrease of $4,651,000 in other comprehensive loss, offset by dividends paid of $1,199,000 ($.13 per share).

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $21,349,000 at March 31, 2009, a decrease of $8,136,000, or 28%, from
December 31, 2008. At March 31, 2009, these assets represented 2% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $196,654,000 at March 31, 2009, an increase of $2,789,000 from December 31, 2008. These assets represented 22% of total assets at March 31, 2009. Of this total, 98% were state and political subdivision securities, and U.S. Treasury securities were less than 1%. Of the total portfolio, 7% mature in one year, 22% mature in one to five years, and 71% mature in five or more years. During the First Quarter of 2009, the Company sold securities with a market value of $4,277,000.

The Bank has unsecured lines at correspondent banks to purchase federal funds up to a maximum of $56,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $123,560,000 collateralized by U.S. Treasury securities and commercial mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds.

Net cash flows provided by operating activities were $5,716,000 for the First Quarter of 2009 compared with $3,449,000 for the First Quarter of 2008. This increase is primarily due to the net change in income taxes deferred and payable of $1,724,000 plus the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2009.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at March 31, 2009 and December 31, 2008:

March 31, 2009 (In thousands)                               Amount       Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $118,329       16.24%
         Cass Commercial Bank                                45,457       11.38
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $108,707       14.92%
         Cass Commercial Bank                                40,871       10.23
Tier I capital (to average assets)
         Cass Information Systems, Inc.                    $108,707       12.35%
         Cass Commercial Bank                                40,871       10.35
-------------------------------------------------------------------------------

December 31, 2008 (In thousands)                            Amount       Ratio
-------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $115,028       15.93%
         Cass Commercial Bank                                44,187       11.39
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                    $105,586       14.62%
         Cass Commercial Bank                                39,782       10.26
Tier I capital (to average assets)
         Cass Information Systems, Inc.                    $105,586       11.26%
         Cass Commercial Bank                                39,782       10.35
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

Impact of New and Not Yet Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes how entities apply the acquisition method to business combinations. The most significant changes include: (a) the acquisition date will be the date the acquirer obtains control;
(b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" will be expensed as incurred; (f) transaction costs will be expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. SFAS No. 141(R) is effective for all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and require any changes in those amounts to be recorded in earnings. SFAS No. 141(R) did not have an impact on our financial condition, results of operations and the disclosures that are presented in the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS No. 157, "Fair Value Measurements," to expand certain disclosure requirements. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. We will adopt the provisions of FSP SFAS 157-4 during the second quarter of 2009 which are not expected to significantly impact the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS 115-2 and SFAS 124-2
(i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert:
(a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009 and are applied prospectively. We will adopt the provisions of FSP 157-4 and SFAS 124-2 during the second quarter of 2009 which are not expected to significantly impact the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board, or APB, Opinion 28-1 "Interim Disclosures about Fair Value of Financial Instruments." FSP SFAS 107-1 and APB Opinion 28-1 amend SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB Opinion 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The new interim disclosures required by FSP SFAS 107-1 and APB Opinion 28-1 will be included in the interim financial statements beginning with the second quarter of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2009 has changed materially from that at December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information it is required to disclose in the reports it files with the SEC is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009 and based on their evaluation, believe that, as of March 31, 2009, these controls and procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the first quarter of 2009 in the Company's internal control over financial reporting identified by the Chief Executive Officer and Principal Financial Officer in connection with their evaluation that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to its businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial conditions of the Company or its subsidiaries.

ITEM 1A.  RISK FACTORS

          The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2008, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the "Risk Factors"). There are no material changes to the Risk Factors as disclosed in the Company's 2008 Annual Report on Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          (a) None
          (b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors implemented during the first quarter of 2009.

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


                                 CASS INFORMATION SYSTEMS, INC.

DATE: May 6, 2009                By            /s/ Eric H. Brunngraber
                                    --------------------------------------------
                                                 Eric H. Brunngraber
                                        President and Chief Executive Officer


DATE: May 6, 2009                By           /s/ P. Stephen Appelbaum
                                    --------------------------------------------
                                                P. Stephen Appelbaum
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)