Form 10-Q
period 2009-06-30
CASS INFORMATION SYSTEMS INC
filed 2009-08-06
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2009

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

(Check one)     Large Accelerated Filer |_|     Accelerated Filer         |X|

                Non-Accelerated Filer   |_|     Smaller Reporting Company |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |_| No |X|

      The number of shares outstanding of registrant's only class of stock as of August 3, 2009: Common stock, par value $.50 per share - 9,228,065 shares outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

   Item 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets
              June 30, 2009 (unaudited) and December 31, 2008 ...............  3

            Consolidated Statements of Income
              Three and Six months ended June 30, 2009 and 2008 (unaudited) .  4

            Consolidated Statements of Cash Flows
              Six months ended June 30, 2009 and 2008 (unaudited) ...........  5

            Notes to Consolidated Financial Statements (unaudited) ..........  6

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ...................................... 15

   Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...... 28

   Item 4.  CONTROLS AND PROCEDURES ......................................... 28

PART II - Other Information - Items 1. - 6. ................................. 29

   SIGNATURES ............................................................... 30

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands except Share and Per Share Data)

                                                              June 30,
                                                                2009         December 31,
                                                             (Unaudited)        2008
                                                             -----------     -----------
Assets
Cash and due from banks                                      $     9,919     $    10,043
Federal funds sold and other short-term investments               71,770          19,442
                                                             -----------     -----------
     Cash and cash equivalents                                    81,689          29,485
                                                             -----------     -----------
Securities available-for-sale, at fair value                     181,687         193,865

Loans                                                            610,769         591,976
     Less: Allowance for loan losses                               6,975           6,451
                                                             -----------     -----------
         Loans, net                                              603,794         585,525
                                                             -----------     -----------
Premises and equipment, net                                       11,029          11,617
Investment in bank-owned life insurance                           13,364          13,093
Payments in excess of funding                                     18,923          21,865
Goodwill                                                           7,471           7,471
Other intangible assets, net                                         457             597
Other assets                                                      20,144          21,710
                                                             -----------     -----------
           Total assets                                      $   938,558     $   885,228
                                                             ===========     ===========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Noninterest-bearing                                     $   100,610     $   103,300
     Interest-bearing                                            260,550         174,241
                                                             -----------     -----------
         Total deposits                                          361,160         277,541
                                                             -----------     -----------
Accounts and drafts payable                                      437,196         479,025
Subordinated convertible debentures                                2,991           2,991
Short-term borrowings                                                  9             305
Other liabilities                                                 21,128          19,125
                                                             -----------     -----------
         Total liabilities                                       822,484         778,987
                                                             -----------     -----------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
    shares authorized and no shares issued                            --              --
Common Stock, par value $.50 per share;
   20,000,000 shares authorized and 9,949,324
   shares issued at June 30, 2009 and
   December 31, 2008                                               4,975           4,975
Additional paid-in capital                                        45,452          45,746
Retained earnings                                                 86,384          81,197
Common shares in treasury, at cost (723,484 shares at
   June 30, 2009 and 775,288 shares at December 31, 2008)        (17,066)        (18,264)
Accumulated other comprehensive loss                              (3,671)         (7,413)
                                                             -----------     -----------
         Total shareholders' equity                              116,074         106,241
                                                             -----------     -----------
           Total liabilities and shareholders' equity        $   938,558     $   885,228
                                                             ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                         ------------------    ------------------
                                                          2009       2008       2009       2008
-------------------------------------------------------------------------------------------------
Fee Revenue and Other Income:
Information services payment and processing revenue      $12,036    $12,744    $23,980    $24,791
Bank service fees                                            341        345        745        676
Gains on sales of securities                                  83         --        202         --
Other                                                        138        215        273        448
                                                         -------    -------    -------    -------
       Total fee revenue and other income                 12,598     13,304     25,200     25,915
                                                         -------    -------    -------    -------

Interest Income:
Interest and fees on loans                                 8,919      8,532     17,536     16,807
Interest and dividends on securities:
       Taxable                                                16         22         18         50
       Exempt from federal income taxes                    1,761      1,994      3,619      3,695
Interest on federal funds sold and
   other short-term investments                               28        229         44      1,225
                                                         -------    -------    -------    -------
       Total interest income                              10,724     10,777     21,217     21,777
                                                         -------    -------    -------    -------

Interest Expense:
Interest on deposits                                       1,235        657      2,169      1,842
Interest on short-term borrowings                              5         13         23         13
Interest on subordinated convertible debentures               40         43         79         95
                                                         -------    -------    -------    -------
       Total interest expense                              1,280        713      2,271      1,950
                                                         -------    -------    -------    -------
         Net interest income                               9,444     10,064     18,946     19,827
Provision for loan losses                                    300        650        700      1,100
                                                         -------    -------    -------    -------
         Net interest income after provision for loan
           losses                                          9,144      9,414     18,246     18,727
                                                         -------    -------    -------    -------
              Total net revenue                           21,742     22,718     43,446     44,642

Operating Expense:
Salaries and employee benefits                            12,730     12,496     25,179     24,933
Occupancy                                                    571        560      1,186      1,100
Equipment                                                    833        872      1,674      1,696
Amortization of intangible assets                             70         70        140        140
Other operating                                            2,593      2,510      4,908      4,999
                                                         -------    -------    -------    -------
       Total operating expense                            16,797     16,508     33,087     32,868
                                                         -------    -------    -------    -------

        Income before income tax expense                   4,945      6,210     10,359     11,774
Income tax expense                                         1,284      1,644      2,775      3,189
                                                         -------    -------    -------    -------
Net Income                                               $ 3,661    $ 4,566    $ 7,584    $ 8,585
                                                         =======    =======    =======    =======

Basic Earnings Per Share                                     .40        .50        .83        .94
Diluted Earnings Per Share                                   .39        .48        .81        .91

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                  -------------------------
                                                                     2009           2008
                                                                  ----------     ----------
Cash Flows From Operating Activities:
Net income                                                        $    7,584     $    8,585
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                   2,044          2,127
       Gains on sales of securities                                     (202)            --
       Provision for loan losses                                         700          1,100
       Stock-based compensation expense                                  886            491
       (Decrease) increase in income tax liability                      (831)           493
       Increase in pension liability                                     442            988
       Other operating activities, net                                 1,672            (78)
                                                                  ----------     ----------
       Net cash provided by operating activities                      12,295         13,706
                                                                  ----------     ----------

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale                  14,591             --
Proceeds from maturities of securities available-for-sale              5,655          6,106
Purchase of securities available-for-sale                             (2,877)       (42,553)
Net increase in loans                                                (18,969)       (73,249)
Decrease (increase) in payments in excess of funding                   2,942         (7,443)
Purchases of premises and equipment, net                                (548)          (750)
                                                                  ----------     ----------
        Net cash provided by (used in) investing activities              794       (117,889)
                                                                  ----------     ----------

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits        (2,690)         3,718
Net increase in interest-bearing demand and savings deposits          22,011            304
Net increase (decrease) in time deposits                              64,298        (40,782)
Net (decrease) increase in accounts and drafts payable               (41,829)        34,294
Net decrease in short-term borrowings                                   (296)          (198)
Purchase of common shares for treasury                                    --         (3,984)
Cash dividends paid                                                   (2,397)        (2,208)
Other financing activities, net                                           18             18
                                                                  ----------     ----------
        Net cash provided by (used in) financing activities           39,115         (8,838)
                                                                  ----------     ----------
Net increase (decrease) in cash and cash equivalents                  52,204       (113,021)
Cash and cash equivalents at beginning of period                      29,485        176,070
                                                                  ----------     ----------
Cash and cash equivalents at end of period                        $   81,689     $   63,049
                                                                  ==========     ==========

Supplemental information:
        Cash paid for interest                                    $    2,043     $    2,168
        Cash paid for income taxes                                     3,642          2,789

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

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standard ("SFAS") No.142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended June 30, 2009 and December 31, 2008 are as follows:

                                               June 30, 2009                   December 31, 2008
======================================================================================================
                                       Gross Carrying   Accumulated      Gross Carrying   Accumulated
(In thousands)                             Amount       Amortization         Amount       Amortization
======================================================================================================
Assets eligible for amortization:
   Software                             $        862    $       (833)     $        862    $       (747)
   Customer List                                 750            (322)              750            (268)
------------------------------------------------------------------------------------------------------
         Total                                 1,612          (1,155)            1,612          (1,015)
------------------------------------------------------------------------------------------------------
Unamortized intangible assets:
   Goodwill                                    7,698            (227)*           7,698            (227)*
------------------------------------------------------------------------------------------------------
       Total unamortized intangibles           7,698            (227)            7,698            (227)
------------------------------------------------------------------------------------------------------
Total intangible assets                 $      9,310    $     (1,382)     $      9,310    $     (1,242)
------------------------------------------------------------------------------------------------------
*Amortization through December 31, 2001 prior to adoption of SFAS No. 142.

Software is amortized over four to five years and the customer list is amortized over seven years. Amortization of intangible assets amounted to $140,000 for the six-month periods ended June 30, 2009 and 2008, respectively. Estimated amortization of intangibles over the next five years is as follows: $222,000 in 2009, $107,000 in 2010, 2011 and 2012 and $54,000 in 2013.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at June 30, 2009 and December 31, 2008 were $562,000 and $605,000, respectively.

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended June 30, 2009 and 2008 are as follows:

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                   ------------------------------    ------------------------------
(Dollars in thousands except per share data)           2009             2008             2009             2008
-------------------------------------------------------------------------------------------------------------------
Basic
     Net income                                    $       3,661    $       4,566    $       7,584    $       8,585
     Weighted-average common shares outstanding        9,140,944        9,165,262        9,138,150        9,169,839
-------------------------------------------------------------------------------------------------------------------
     Basic earnings per share                      $         .40    $         .50    $         .83    $         .94
-------------------------------------------------------------------------------------------------------------------
Diluted
     Basic net income                              $       3,661    $       4,566    $       7,584    $       8,585
     Net income effect of 5.33% convertible
         debentures                                           21               25               41               50
-------------------------------------------------------------------------------------------------------------------
     Diluted net income                                    3,682            4,591            7,625            8,635
-------------------------------------------------------------------------------------------------------------------

     Weighted-average common shares outstanding        9,140,944        9,165,262        9,138,150        9,169,839
     Effect of dilutive restricted stock, stock          141,168          106,760          115,671          106,410
         options and SARs
     Effect of convertible debentures                    153,630          181,553          153,630          183,343
-------------------------------------------------------------------------------------------------------------------
     Weighted-average common shares outstanding
         assuming dilution                             9,435,742        9,453,575        9,407,451        9,459,592
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                    $         .39    $         .48    $         .81    $         .91
-------------------------------------------------------------------------------------------------------------------

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's Common Stock. The Company did not repurchase any shares during the six-month period ended June 30, 2009 and repurchased 120,000 during the six-month period ended June 30, 2008. As of June 30, 2009, 180,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the three and six-month periods ended June 30, 2009 and 2008, unrealized gains and losses on securities available-for-sale and reclassification adjustments for gains included in net income were the Company's other comprehensive income components. Comprehensive income for the three and six-month periods ended June 30, 2009 and 2008 is summarized as follows:

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                    ---------------------     ---------------------
(In thousands)                                        2009         2008         2009         2008
---------------------------------------------------------------------------------------------------
Net income                                          $  3,661     $  4,566     $  7,584     $  8,585

Other comprehensive income:
        Reclassification adjustments for gains           (54)          --         (131)          --
        included in net income, net of tax
        Net unrealized gain (loss) on securities
        available-for-sale, net of tax                  (855)      (1,865)       3,873         (181)
---------------------------------------------------------------------------------------------------
     Total comprehensive income                     $  2,752     $  2,701     $ 11,326     $  8,404
---------------------------------------------------------------------------------------------------

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

Summarized information about the Company's operations in each industry segment for the three and six-month periods ended June 30, 2009 and 2008 is as follows:

                                                            Corporate,
                                   Information    Banking  Eliminations
(In thousands)                      Services     Services    and Other       Total
====================================================================================
Quarter Ended June 30, 2009
   Total Revenues:
     Revenue from customers        $  16,991    $   4,751    $      --     $  21,742
     Intersegment revenue              1,732          389       (2,121)           --
   Net income                          2,431        1,230           --         3,661
   Total assets                      531,935      410,090       (3,467)      938,558
   Goodwill                            7,335          136           --         7,471
   Other intangible assets, net          457           --           --           457
Quarter Ended June 30, 2008
   Total Revenues:
     Revenue from customers        $  19,081    $   3,637    $      --     $  22,718
     Intersegment revenue              1,398          222       (1,620)           --
   Net income                          3,912          654           --         4,566
   Total assets                      640,896      333,857      (69,037)      905,716
   Goodwill                            7,335          136           --         7,471
   Other intangible assets, net          737           --           --           737
------------------------------------------------------------------------------------
Six Months Ended June 30, 2009
   Total Revenues:
     Revenue from customers        $  34,374    $   9,072    $      --     $  43,446
     Intersegment revenue              3,347          746       (4,093)           --
   Net income                          5,265        2,319           --         7,584
   Total assets                      531,935      410,090       (3,467)      938,558
   Goodwill                            7,335          136           --         7,471
   Other intangible assets, net          457           --           --           457
Six Months Ended June 30, 2008
   Total Revenues:
     Revenue from customers        $  37,543    $   7,099    $      --     $  44,642
     Intersegment revenue              2,632          428       (3,060)           --
   Net income                          7,369        1,216           --         8,585
   Total assets                      640,896      333,857      (69,037)      905,716
   Goodwill                            7,335          136           --         7,471
   Other intangible assets, net          737           --           --           737
------------------------------------------------------------------------------------

Note 8 - Loans by Type

(In thousands)                             June 30, 2009      December 31, 2008
===============================================================================
Commercial and industrial                $         111,949    $         118,044
Real estate:  (Commercial and church)
   Mortgage                                        430,485              412,788
   Construction                                     64,321               56,221
Industrial revenue bonds                             3,091                3,363
Other                                                  923                1,560
-------------------------------------------------------------------------------
Total loans                              $         610,769    $         591,976
===============================================================================

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2008 and June 30, 2009, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2009 the balance of unused loan commitments, standby and commercial letters of credit were $29,707,000, $16,424,000 and $2,381,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments, time deposits and convertible subordinated debentures at June 30, 2009:

                                               Amount of Commitment Expiration per Period
                                        ========================================================
                                                    Less than      1=3         3=5       Over 5
(In thousands)                            Total      1 Year       Years       Years       Years
================================================================================================
Operating lease commitments             $  3,384    $    844    $  1,173    $    708    $    659
Time deposits                            133,946     120,753      12,233         960          --
Convertible subordinated debentures*       2,991          --          --          --       2,991
------------------------------------------------------------------------------------------------
     Total                              $140,321    $121,597    $ 13,406    $  1,668    $  3,650
================================================================================================
* Includes principal payments only.

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 10 - Stock-Based Compensation

In 2007, the Board and the Company's shareholders approved the 2007 Omnibus Incentive Stock Plan (the "Omnibus Plan"). The Omnibus Plan permits the issuance of up to 880,000 shares of the Company's common stock in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the six months ended June 30, 2009, 38,636 restricted shares and 121,943 SARs were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. As of June 30, 2009, the total unrecognized compensation expense related to non-vested common stock was $1,738,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

Following is a summary of the activity of the restricted stock during the six-month period ended June 30, 2009:

                                                             Six Months Ended
                                                              June 30, 2009
                                                           Shares    Fair Value
===============================================================================
Balance at January 1, 2009                                 68,564     $ 30.72
Granted                                                    38,636       27.30
Vested                                                    (31,235)      29.50
Forfeited                                                      --          --
-------------------------------------------------------------------------------
Balance at June 30, 2009                                   75,965     $ 28.72
-------------------------------------------------------------------------------

Stock Options
Stock options vest and expire over a period not to exceed seven years. As of June 30, 2009, the total unrecognized compensation expense related to non-vested stock options was $77,000, and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years. Following is a summary of the activity of the stock options during the six-month period ended June 30, 2009:

                                                       Weighted-           Average         Aggregate
                                                        Average           Remaining        Intrinsic
                                                       Exercise          Contractual         Value
                                      Shares             Price           Term Years      (In thousands)
                                  ---------------------------------------------------------------------
Outstanding at January 1, 2009            69,536     $        15.24
Granted                                       --                 --
Exercised                                (16,712)             14.57
Forfeited or expired                          --                 --
                                  --------------     --------------
Outstanding at June 30, 2009              52,824              16.35               2.5    $          866
                                  ---------------------------------------------------------------------
Exercisable at June 30, 2009              25,238     $        14.14               1.9    $          469
                                  ---------------------------------------------------------------------

The total intrinsic value of options exercised was $279,000 and $509,000 for the six-month periods ended June 30, 2009 and 2008, respectively. Following is a summary of the activity of the non-vested stock options during the six-month period ended June 30, 2009:

                                                                      Weighted-
                                                                       Average
                                                                     Grant Date
                                                           Shares    Fair Value
-------------------------------------------------------------------------------
Nonvested at January 1, 2009                               56,520       $ 2.46
Granted                                                        --           --
Vested                                                    (28,934)        2.14
Forfeited                                                      --           --
-------------------------------------------------------------------------------
Nonvested at June 30, 2009                                 27,586       $ 2.81
-------------------------------------------------------------------------------

SARs
SARs vest over a three-year period with 1/3 of the shares vesting and becoming exercisable each year on the anniversary date of the grant and they expire 10 years from the original grant date. As of June 30, 2009, the total unrecognized compensation expense was $1,279,000 and the related weighted-average period over which it is expected to be recognized is two years. Following is a summary of the activity of the Company's SARs program for the six-month period ended June 30, 2009:

                                                       Weighted-           Average          Aggregate
                                                        Average           Remaining         Intrinsic
                                                       Exercise          Contractual          Value
                                      Shares             Price           Term Years      (In thousands)
                                  =====================================================================
Outstanding at January 1, 2009           109,755     $        28.41
Granted                                  121,943              25.77
Exercised                                   (436)             28.41
Forfeited or expired                          --                 --
                                  --------------     --------------
Outstanding at June 30, 2009             231,262              27.02               9.2    $        1,323
                                  =====================================================================
Exercisable at June 30, 2009              36,143     $        28.41               8.7    $          157
                                  =====================================================================

Following is a summary of the activity of the nonvested SARs during the six-month period ended June 30, 2009:

                                                                       Weighted-
                                                                        Average
                                                                      Grant Date
                                                          Shares      Fair Value
--------------------------------------------------------------------------------
Nonvested at January 1, 2009                              109,755     $     7.65
Granted                                                   121,943           6.20
Vested                                                    (36,579)          7.65
Forfeited                                                      --             --
--------------------------------------------------------------------------------
Nonvested at June 30, 2009                                195,119     $     6.74
================================================================================

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the per share fair value of SARs granted during the six-month periods ended June 30, 2009 and 2008, respectively:

                                                       Six Months Ended June 30,
                                                           2009        2008
--------------------------------------------------------------------------------
  Risk-free interest rate                                   1.94%       3.01%
  Expected life                                           7 yrs.      7 yrs.
  Expected volatility                                      27.00%      26.00%
  Expected dividend yield                                   2.02%       1.69%
--------------------------------------------------------------------------------

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield for the period equal to the expected life of the SARs at the time of the grant. The expected life was derived using the historical exercise activity. The Company uses historical volatility for a period equal to the expected life of the rights using average monthly closing market prices of the Company's stock as reported on The Nasdaq Global Market. The expected dividend yield is based on the Company's current rate of annual dividends.

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

The following table represents the components of the net periodic pension costs for 2008 and an estimate for 2009:

                                                        Estimated        Actual
(In thousands)                                            2009            2008
===============================================================================
Service cost - benefits earned during the year          $ 1,606        $  1,523
Interest cost on projected benefit obligation             2,080           1,947
  Expected return on plan assets                         (1,880)         (2,108)
Net amortization                                            873              66
-------------------------------------------------------------------------------
Net periodic pension cost                               $ 2,679        $  1,428
-------------------------------------------------------------------------------

Pension costs recorded to expense were $670,000 and $357,000 for the three-month periods ended June 30, 2009 and 2008, respectively, and totaled $1,341,000 and $715,000 for the six-month periods ended June 30, 2009 and 2008, respectively. The Company made a contribution of $450,000 to the plan during the three-month period ended June 30, 2009, for a total of $900,000 for the six-month period ending June 30, 2009 and expects to contribute at least an additional $900,000 in 2009.

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

                                                        Estimated        Actual
(In thousands)                                            2009            2008
================================================================================
Service cost - benefits earned during the year          $    33         $     59
Interest cost on projected benefit obligation               278              267
Net amortization                                            130              170
--------------------------------------------------------------------------------
Net periodic pension cost                               $   441         $    496
--------------------------------------------------------------------------------

Pension costs recorded to expense were $113,000 and $146,000 for the three-month periods ended June 30, 2009 and 2008, respectively, and were $227,000 and $293,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

Note 12 - Income Taxes

As of December 31, 2008, the Company had unrecognized tax benefits totaling approximately $1,399,000, of which $1,170,000 would, if recognized, affect the Company's effective tax rate. During the six months ended June 30, 2009, the Company recorded additional unrecognized tax benefits totaling $173,000.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008, before any tax benefits, the Company had accrued $114,000 in interest relating to unrecognized tax benefits, and additional interest of $32,000 was accrued during the six months ended June 30, 2009. There were no penalties for unrecognized tax benefits accrued at December 31, 2008 or June 30, 2009.

During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $195,000 due to the lapse of federal and state statutes of limitations.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2006 through 2008 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2004 through 2008.

Note 13 - Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." Following is a summary of the carrying amounts and fair values of the Company's financial instruments at June 30, 2009 and December 31, 2008:

                                                June 30, 2009         December 31, 2008
                                            --------------------------------------------
                                             Carrying      Fair      Carrying      Fair
(In thousands)                                Amount       Value      Amount       Value
----------------------------------------------------------------------------------------
Balance sheet assets:
     Cash and cash equivalents              $ 81,689    $ 81,689    $ 29,485    $ 29,485
     Investment securities                   181,687     181,687     193,865     193,865
     Loans, net                              603,794     603,534     585,525     588,991
     Accrued interest receivable               4,494       4,494       4,836       4,836
----------------------------------------------------------------------------------------
Total                                       $871,664    $871,404    $813,711    $817,177
========================================================================================
Balance sheet liabilities:
     Deposits                               $361,160    $361,160    $277,541    $277,541
     Accounts and drafts payable             437,196     437,196     479,025     479,025
     Short-term borrowings                         9           9         305         305
     Subordinated convertible debentures       2,991       3,214       2,991       3,116
     Accrued interest payable                    528         528         302         302
----------------------------------------------------------------------------------------
Total                                       $801,884    $802,107    $760,164    $760,289
========================================================================================

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Other Short-term Instruments - For cash and cash equivalents, accrued interest receivable, accounts and drafts payable, short-term borrowings and accrued interest payable, the carrying amount is a reasonable estimate of fair value because of the demand nature or short maturities of these instruments.

Investment Securities Available for Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company's investment securities available-for-sale are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include observable inputs rather than "significant unobservable inputs" and therefore falls into the Level 2 category. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at June 30, 2009 and December 31, 2008 are summarized as follows:

                                                   June 30, 2009
                                    --------------------------------------------
                                                  Gross      Gross
                                    Amortized  Unrealized  Unrealized     Fair
(In thousands)                        Cost        Gains      Losses       Value
--------------------------------------------------------------------------------
State and political subdivisions $169,316 $ 8,955 $ 9 $178,262 Stock in Federal Reserve Bank and
  Federal Home Loan Bank               3,425          --          --       3,425
--------------------------------------------------------------------------------
Total                               $172,741    $  8,955    $      9    $181,687
================================================================================

                                                 December 31, 2008
                                    --------------------------------------------
                                                  Gross      Gross
                                    Amortized  Unrealized  Unrealized     Fair
(In thousands)                        Cost        Gains      Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities            $    200    $     --    $     --    $    200
State and political subdivisions     189,729       3,790         601     192,918
--------------------------------------------------------------------------------
Total investment securities          189,929       3,790         601     193,118
Stock in Federal Reserve Bank and
  Federal Home Loan Bank                 747          --          --         747
--------------------------------------------------------------------------------
Total                               $190,676    $  3,790    $    601    $193,865
================================================================================

The fair values of securities with unrealized losses at June 30, 2009 and December 31, 2008 are as follows:

                                                                    June 30, 2009
                                      Less than 12 months         12 months or more                 Total
                                   ----------------------------------------------------------------------------------
                                    Estimated    Unrealized    Estimated    Unrealized    Estimated     Unrealized
(In thousands)                     fair value      losses      fair value     losses      Fair value      losses
---------------------------------------------------------------------------------------------------------------------
State and political subdivisions   $       520  $          9  $         --  $        --  $        520  $           9
---------------------------------------------------------------------------------------------------------------------

                                                                  December 31, 2008
                                      Less than 12 months         12 months or more                 Total
                                   ----------------------------------------------------------------------------------
                                    Estimated    Unrealized    Estimated    Unrealized    Estimated     Unrealized
(In thousands)                     fair value      losses     fair value      losses      Fair value      losses
---------------------------------------------------------------------------------------------------------------------
State and political subdivisions   $    41,813  $        601  $        --  $         --  $     41,813  $         601
---------------------------------------------------------------------------------------------------------------------

There was one security not greater than 12 months in an unrealized loss position as of June 30, 2009. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that this unrealized loss is temporary and the Company has the ability and intent to hold this security until maturity.

There were 45 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2008. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believed that all unrealized losses were temporary since they were market driven and the Company had the ability and intent to hold these securities until maturity.

The amortized cost and fair value of investment securities at June 30, 2009, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                  Amortized Cost      Fair Value
                                                  --------------      ----------
Due in 1 year or less                              $     1,198        $    1,233
Due after 1 year through 5 years                        43,499            46,015
Due after 5 years through 10 years                      78,710            83,173
Due after 10 years                                      45,909            47,841
No stated maturity                                       3,425             3,425
--------------------------------------------------------------------------------
Total                                              $   172,741        $  181,687
================================================================================

The amortized cost of investment securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at June 30, 2009 were $18,379,000.

Proceeds from sales of investment securities classified as available for sale were $10,314,000 for the Second Quarter of 2009 and $14,591,000 for the First Half of 2009. Gross realized gains were $83,000 for the Second Quarter of 2009 and $202,000 for the First Half of 2009.

Loans - The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with SFAS No.114, "Accounting by Creditors for Impairment of a Loan." At June 30, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. The total of impaired loans measured at fair value at June 30, 2009 was $1,530,000. The fair value of loans in the above table is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings deposits and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market nor the benefit derived from the customer relationship inherent in existing deposits.

Subordinated Convertible Debentures - The fair value is estimated by discounting the projected future cash flows using estimated current rates for similar borrowings.

Note 14 - Subsequent Events

In accordance with FASB Statement No. 165, "Subsequent Events," the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2009 through August 6, 2009, the date the financial statements were issued, and there were no events identified that would require additional disclosures to prevent the Company's consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provides Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the "Bank"), provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

The specific payment and information processing services provided to each customer are developed individually to meet each customer's requirements, which can vary greatly. In addition, the degree of automation such as electronic data interchange, imaging, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general, however, Cass is compensated for its processing services through service fees and investment of account balances generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates, which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest paid on its deposits and other borrowings. The Bank also assesses fees on other services such as cash management services.

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, utility and telecommunication payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. As lower levels of economic activity are encountered, such as those experienced in the second half of 2008 and continuing into the first half of 2009, the number and total dollar amount of transactions processed by the Company may decline thereby reducing fee revenue, interest income, and possibly liquidity. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in the Company's 2008 Annual Report on Form 10K, a decline in the general level of interest rates can have a negative impact on net interest income.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and investments in private equity securities and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. Assets held for sale are carried at the lower of cost or fair value less costs to sell. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2008, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 12 to the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Pursuant to SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," the Company has recognized the funded status of its defined benefit postretirement plan in its statement of financial position and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2009 ("Second Quarter of 2009") compared to the three-month period ended June 30, 2008 ("Second Quarter of 2008") and the six-month period ended June 30, 2009 ("First Half of 2009") compared to the six-month period ended June 30, 2008 ("First Half of 2008"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2008 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2009 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                      Three Months Ended                          Six Months Ended
                                                           June 30,                                   June 30,
                                            -------------------------------------      -------------------------------------
(Dollars in thousands                                                       %                                          %
except per share data)                         2009          2008        Change           2009          2008        Change
---------------------------------------------------------------------------------      -------------------------------------
Net income                                  $   3,661     $   4,566         (19.8)%    $   7,584     $   8,585         (11.7)%
Diluted earnings per share                  $     .39     $     .48         (18.8)%    $     .81     $     .91         (11.0)%
Return on average assets                         1.61%         2.05%           --           1.70%         1.94%           --
Return on average equity                        12.74%        17.60%           --          13.52%        16.81%           --
----------------------------------------------------------------------------------------------------------------------------

Fee Revenue and Other Income

The Company's fee revenue is derived mainly from freight and utility processing and payment fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the three and six-month periods ended June 30, 2009 and 2008 were as follows:

                                                         Three Months Ended                           Six Months Ended
                                                              June 30,                                    June 30,
                                               --------------------------------------      --------------------------------------
                                                                                %                                           %
(In thousands)                                    2009          2008         Change           2009          2008         Change
-------------------------------------------------------------------------------------      --------------------------------------
Freight Core Invoice Transaction Volume*            5,716         6,765         (15.5)%        11,111        12,737         (12.8)%
Freight Invoice Dollar Volume                  $3,391,822    $4,355,522         (22.1)%    $6,778,562    $8,213,095         (17.5)%
Utility Transaction Volume                          2,823         2,618           7.8%          5,653         5,150           9.8%
Utility Transaction Dollar Volume              $2,263,404    $2,257,471            .3%     $4,759,101    $4,493,361           5.9%
Payment and Processing Fees                    $   12,036    $   12,744          (5.6)%    $   23,980    $   24,791          (3.3)%
---------------------------------------------------------------------------------------------------------------------------------
*Core invoices exclude parcel shipments.

Second Quarter of 2009 compared to Second Quarter of 2008:

New transportation customer implementations helped offset a 22% decline in base customer volumes as the global economic slowdown impacted the transportation industry. As a result, freight invoice volume was down 16% and dollar volume was down 22%. New business helped boost utility transaction volume by 8% and dollar volume by .3% to partially offset the drop in the freight business. Overall, payment and processing fees decreased 6% compared to the year-earlier period.

Bank service fees were approximately the same in both periods. Other income decreased $77,000, or 36%. There were gains of $83,000 on sales of securities in the Second Quarter of 2009.

First Half of 2009 compared to First Half of 2008:

New transportation customers helped offset a 22% decline in base customer volumes causing freight invoice volume to decline 13% and dollar volume to decline 18% as a result of the impact of the economic recession on the transportation industry. Conversely, utility transaction volume was up 10% while dollar volume increased 6% for the First Half of 2009. The net effect was a 3% decrease in overall payment and processing fees compared to the First Half of 2008.

Bank service fees increased $69,000, or 10%, due to an increase in account analysis fees in the first quarter of 2009. Other income decreased $175,000, or 39%. There were gains of $202,000 on sales of securities in the First Half of 2009.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three and six-month periods ended June 30, 2009 and 2008:

                                                    Three Months Ended                               Six Months Ended
                                                         June 30,                                        June 30,
                                       -------------------------------------------     -------------------------------------------
                                                                            %                                               %
(Dollars in thousands)                     2009            2008          Change            2009            2008          Change
----------------------------------------------------------------------------------     -------------------------------------------
Average earnings assets                $   831,669     $   803,611             3.5%    $   817,884     $   801,903             2.0%
Average interest-bearing liabilities       254,383         142,797            78.1%        228,881         152,546            50.0%
Net interest income*                        10,410          11,163            (6.7)%        20,932          21,865            (4.3%)
Net interest margin*                          5.02%           5.59%             --            5.16%           5.48%             --
Yield on earning assets*                      5.64%           5.94%             --            5.72%           5.97%             --
Rate on interest bearing liabilities          2.02%           2.00%             --            2.00%           2.56%             --
----------------------------------------------------------------------------------     -------------------------------------------
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2009 compared to Second Quarter of 2008:

Second Quarter 2009 average earning assets increased 4% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2009 as the general level of interest rates declined and there was a less favorable mix of funding sources, resulting in a decrease in net interest income of 7%.

Total average loans increased $52,420,000, or 9%, to $609,826,000 for the Second Quarter of 2009 as compared to the Second Quarter of 2008. This increase was attributable to the successful implementation of new marketing efforts by the Company's lending staff and the negative impact the credit crisis had on many of the Company's competitors which resulted in attractive loan growth opportunities. Average investment securities decreased $25,725,000, or 13%, to $179,578,000.

Total average interest-bearing deposits for the Second Quarter of 2009 increased $108,610,000, or 79%, to $246,734,000 compared to the Second Quarter of 2008.
This increase along with increases in average short-term borrowings and average noninterest-bearing demand deposits of $3,534,000 and $9,883,000, respectively, were the primary sources utilized to offset the decline in average accounts and drafts payable of $119,073,000, or 22%, to $431,942,000 for the Second Quarter of 2009 as compared to the same period last year. The decline in accounts and drafts payable was primarily the result of lower levels of freight payment processing activities as the Company's customers dealt with the global economic slowdown.

First Half of 2009 compared to First Half of 2008:

First Half 2009 average earning assets increased 2% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets, the rate paid on deposits and tax equivalent net interest margin all decreased in 2009 as the general level of interest rates declined and there was a less favorable mix of funding sources, resulting in a decrease in net interest income of 4%.

Total average loans increased $70,276,000, or 13%, to $601,078,000 for the First Half of 2009 as compared to the First Half of 2008. This increase was attributable to the successful implementation of new marketing efforts by the Company's lending staff and the negative impact the credit crisis had on many of the Company's competitors which resulted in attractive loan growth opportunities. This increase in average loans was part of the Company's strategy to redeploy assets in the face of a declining interest rate environment. The primary offset to the previously mentioned increase was a decrease in average federal funds sold and other short-term investments of $47,973,000, or 61%, to $31,182,000 for the First Half of 2009 as compared to the First Half of 2008. In effect, this strategy of replacing short-term relatively low yielding assets with longer term relatively higher yielding assets has allowed the Company to reduce its interest rate sensitivity and protect its source of revenue from net interest income.

Total average interest-bearing deposits for the First Half of 2009 increased $69,989,000, or 47%, to $218,355,000 compared to the First Half of 2008. This increase along with increases in average short-term borrowings and average noninterest-bearing demand deposits of $6,938,000 and $7,944,000, respectively, were the primary sources utilized to offset the decline in average accounts and drafts payable of $89,356,000, or 17%, to $446,774,000 for the First Half of 2009 as compared to the same period last year. The decline in accounts and drafts payable was primarily the result of lower levels of freight payment processing activities as the Company's customers dealt with the global economic slowdown.

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

                                                     Second Quarter of 2009                        Second Quarter of 2008
                                           ==========================================    ==========================================
                                                            Interest                                      Interest
                                             Average         Income/        Yield/         Average         Income/        Yield/
(Dollars in thousands)                       Balance         Expense         Rate          Balance         Expense         Rate
===================================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                             $   606,645     $     8,884           5.87%   $   553,453     $     8,488           6.17%
       Tax-exempt (4)                            3,181              54           6.81          3,953              69           7.02
Debt and equity securities (5):
       Taxable                                   3,489              16           1.84          2,857              22           3.10
       Tax-exempt (4)                          176,089           2,708           6.17        202,446           3,068           6.10
   Federal funds sold and other
     short-term investments                     42,265              28            .27         40,902             229           2.25
-----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                           831,669          11,690           5.64        803,611          11,876           5.94
Nonearning assets:
   Cash and due from banks                      24,747                                        22,579
   Premises and equipment, net                  11,300                                        12,590
   Bank owned life insurance                    13,303                                        12,726
   Goodwill and other intangibles                7,969                                         8,251
   Other assets                                 32,303                                        41,331
   Allowance for loan losses                    (6,761)                                       (6,210)
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                               $   914,530                                   $   894,878
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand
     deposits                              $    98,379     $       380           1.55%   $    76,792     $       241           1.26%
   Savings deposits                             20,104              69           1.38         18,238              52           1.15
   Time deposits of
     $100 or more                               41,543             276           2.66         27,899             235           3.39
   Other time deposits                          86,708             510           2.36         15,195             129           3.41
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                246,734           1,235           2.01        138,124             657           1.91
   Short-term borrowings & other                 4,658               5            .43          1,124              13           4.65
   Subordinated debentures                       2,991              40           5.36          3,549              43           4.87
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                 254,383           1,280           2.02        142,797             713           2.00
Noninterest-bearing liabilities:
   Demand deposits                              93,977                                        84,094
   Accounts and drafts payable                 431,942                                       551,015
   Other liabilities                            18,965                                        12,648
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                              799,267                                       790,554
Shareholders' equity                           115,263                                       104,324
Total liabilities and `
   shareholders' equity                    $   914,530                                   $   894,878
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                        $    10,410                                   $    11,163
Interest spread                                                                  3.62%                                         3.94%
Net interest margin                                                              5.02                                          5.59
===================================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2008 consolidated financial statements, filed with the Company's 2008 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $131,000 and $64,000 for the Second Quarter of 2009 and 2008, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $966,000 and $1,099,000 for the Second Quarter of 2009 and 2008, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                     First Half of 2009                       First Half of 2008
                                            ====================================     ====================================
                                                          Interest                                 Interest
                                             Average       Income/      Yield/        Average       Income/      Yield/
(Dollars in thousands)                       Balance       Expense       Rate         Balance       Expense       Rate
=========================================================================================================================
Assets (1)
Earning assets:
     Loans (2,3):
       Taxable                              $ 597,827     $  17,464         5.89%    $ 526,775     $  16,715         6.38%
       Tax-exempt (4)                           3,251           111         6.89         4,027           141         7.04
Debt and equity securities (5):
       Taxable                                  3,524            18         1.03         3,263            50         3.08
       Tax-exempt (4)                         182,100         5,566         6.16       188,683         5,684         6.06
Federal funds sold and other
     short-term investments                    31,182            44          .28        79,155         1,225         3.11
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                          817,884        23,203         5.72       801,903        23,815         5.97

Nonearning assets:
   Cash and due from banks                     23,663                                   22,345
   Premises and equipment, net                 11,488                                   12,625
   Bank owned life insurance                   13,235                                   12,659
   Goodwill and other intangibles               8,004                                    8,287
   Other assets                                33,822                                   38,427
   Allowance for loan losses                   (6,666)                                  (6,275)
-------------------------------------------------------------------------------------------------------------------------
Total assets                                $ 901,430                                $ 889,971
-------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity (1)
Interest-bearing liabilities:
   Interest-bearing demand deposits         $  90,277     $     682         1.52%    $  76,359     $     619         1.63%
   Savings deposits                            20,192           138         1.38        18,619           148         1.60
   Time deposits of
     $100 or more                              41,529           563         2.73        34,099           672         3.96
   Other time deposits                         66,357           786         2.39        19,289           403         4.20
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               218,355         2,169         2.00       148,366         1,842         2.50
   Short-term borrowings & other                7,535            23          .62           597            13         4.38
   Subordinated debentures                      2,991            79         5.33         3,583            95         4.68
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                                228,881         2,271         2.00       152,546         1,950         2.56
Noninterest-bearing liabilities:
   Demand deposits                             93,722                                   85,778
   Accounts and drafts payable                446,774                                  536,130
   Other liabilities                           18,965                                   12,790
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                             788,342                                  787,244
Shareholders' equity                          113,088                                  102,727
Total liabilities and
   shareholders' equity                     $ 901,430                                $ 889,971
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                       $  20,932                                $  21,865
Interest spread                                                             3.72%                                    3.41%
Net interest margin                                                         5.16                                     5.48
=========================================================================================================================

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2008 consolidated financial statements, filed with the Company's 2008 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $267,000 and $118,000 for the First Half of 2009 and 2008, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,986,000 and $2,038,000 for the First Half of 2009 and 2008, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                         Second Quarter of
                                                          2009 Over 2008
                                                   ============================
(In thousands)                                     Volume      Rate       Total
===============================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                       $  806     $ (410)    $  396
     Tax-exempt (3)                                   (13)        (2)       (15)

   Debt and equity securities:
     Taxable                                            4        (10)        (6)
     Tax-exempt (3)                                  (397)        37       (360)
   Federal funds sold and other
     short-term investments                             7       (208)      (201)
-------------------------------------------------------------------------------
Total interest income                                 407       (593)      (186)
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                    77         62        139
   Savings deposits                                     6         11         17
   Time deposits of $100 or more                       98        (57)        41
   Other time deposits                                432        (51)       381
   Short-term borrowings & other                       12        (20)        (8)
   Subordinated debentures                             (7)         4         (3)
                                                   ----------------------------
Total interest expense                                618        (51)       567
-------------------------------------------------------------------------------
Net interest income                                $ (211)    $ (542)    $ (753)
===============================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

                                                         First Half of
                                                         2009 Over 2008
                                                ===============================
(In thousands)                                   Volume       Rate       Total
===============================================================================
Increase (decrease) in interest income:
   Loans (1,2):
     Taxable                                    $ 2,104     $(1,355)    $   749
     Tax-exempt (3)                                 (27)         (3)        (30)
   Debt and equity securities:
     Taxable                                          4         (36)        (32)
     Tax-exempt (3)                                (210)         92        (118)
   Federal funds sold and other
     short-term investments                        (473)       (708)     (1,181)
-------------------------------------------------------------------------------
Total interest income                             1,398      (2,010)       (612)
-------------------------------------------------------------------------------
Interest expense on:
   Interest-bearing demand deposits                 106         (43)         63
   Savings deposits                                  12         (22)        (10)
   Time deposits of $100 or more                    126        (235)       (109)
   Other time deposits                              619        (236)        383
   Short-term borrowings & other                     30         (20)         10
   Subordinated debentures                          (16)          0         (16)
                                                -------------------------------
Total interest expense                              877        (556)        321
-------------------------------------------------------------------------------
Net interest income                             $   521     $(1,454)    $  (933)
===============================================================================

1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $300,000 and $650,000 provision for loan losses during the Second Quarter of 2009 and the Second Quarter of 2008, respectively. There was a $700,000 and $1,100,000 provision for loan losses during the First Half of 2009 and the First Half of 2008, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were net loan recoveries of $44,000 in the Second Quarter of 2009 compared to net loan charge-offs of $817,000 for the same period in 2008. There were $176,000 net loan charge-offs in the First Half of 2009 and $1,290,000 in the First Half of 2008.

The allowance for loan losses at June 30, 2009 was $6,975,000 and at December 31, 2008 was $6,451,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2009 was 1.14% compared to 1.09% at December 31, 2008. Nonperforming loans were $1,967,000, or .32%, of total loans at June 30, 2009 compared to $1,219,000, or .21%, of total loans at December 31, 2008.

At June 30, 2009, nonperforming loans, which are also considered impaired, consisted of $1,411,000 in non-accrual loans as shown in the following table. This total consists of seven loans to borrowers with businesses in financial trouble or in the process of liquidation. Nonperforming loans at December 31, 2008 consisted of $1,178,000 in non-accrual loans related to five borrowers. Total nonperforming loans decreased $1,298,000 from June 30, 2008 to June 30, 2009. This decrease was primarily due to the charge-off of four loans. There was also one loan that was renegotiated in the Second Quarter of 2009 that, although current under the new terms of the contract, management believes, due to the financial conditions of the borrower, there still remains risk as to the collectability of all amounts under the loan agreement.

In addition to the nonperforming loans discussed above, at June 30, 2009, one loan of $359,000 not included in the table below was identified by management as having potential credit problems. This loan is excluded from the table due to the fact that it is current under the original terms of the loan, however circumstances have raised doubts as to the ability of the borrower to comply with the current loan repayment terms. This loan is closely monitored by management.

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. A charge or credit is made to expense to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific valuation allowances on commercial, real estate, and construction loans that are impaired based on individual review of these loans and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances indicating credit deterioration require interim evaluation. The Company assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on derived loss experience over prescribed periods. In addition to the amounts derived from the loan grades, a portion is added to the general reserve to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and in the banking industry in general, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the balance in the account. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Asset Quality
The following table presents information as of and for the Second Quarter of 2009 and Second Quarter of 2008 and for the First Half of 2009 and First Half of 2008 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                            ------------------------     -----------------------
(Dollars in thousands)                                         2009           2008          2009          2008
----------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                            $   6,631      $   6,257     $   6,451     $   6,280

Provision charged to expense                                      300            650           700         1,100
     Loans charged off                                              0            844           254         1,335
     Recoveries on loans previously charged off                    44             27            78            45
----------------------------------------------------------------------------------------------------------------
Net loans (recovered) charged-off                                 (44)           817           176         1,290
Allowance at end of period                                  $   6,975      $   6,090     $   6,975     $   6,090
----------------------------------------------------------------------------------------------------------------
Loans outstanding:
     Average                                                $ 609,826      $ 557,406     $ 601,078     $ 530,802
     June 30                                                  610,769        570,414       610,769       570,414
Ratio of allowance for loan losses to loans outstanding:
     Average                                                     1.14%          1.09%         1.16%         1.15%
     June 30                                                     1.14           1.07          1.14          1.07
Nonperforming loans:
     Nonaccrual loans                                       $   1,411      $   2,919     $   1,411     $   2,919
     Loans past due 90 days or more                                --            346            --           346
     Renegotiated loans                                           556             --           556            --
----------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                              $   1,967      $   3,265     $   1,967     $   3,265
     Foreclosed assets                                          2,177          1,388         2,177         1,388
----------------------------------------------------------------------------------------------------------------
Nonperforming loans as percentage of average loans                .32%           .59%          .33%          .62%
----------------------------------------------------------------------------------------------------------------

The Company had no sub-prime mortgage loans or residential development loans in its portfolio as of June 30, 2009. The Bank had two properties carried as other real estate owned of $2,177,000 as of June 30, 2009, and one property of $1,388,000 as of June 30, 2008.

Operating Expense from Continuing Operations

Total operating expenses for the Second Quarter of 2009 were up 2%, or $289,000 compared to the Second Quarter of 2008. However, after factoring a $407,000 increase in Federal Deposit Insurance Corporation ("FDIC") insurance expense and a $313,000 increase in pension costs, operating expenses in the Second Quarter of 2009 dropped $431,000, or 3%, as the Company realized savings from on-going cost control initiatives. Total operating expenses for the First Half of 2009 were up 0.7%, or $219,000, from the First Half of 2008. However, after factoring a $480,000 increase in FDIC insurance expense and a $626,000 increase in pension costs, operating expenses for the First Half of 2009 were $887,000, or 3%, lower due to cost control measures implemented by the Company.

Salaries and benefits expense for the Second Quarter of 2009 increased $234,000, or 2%, to $12,730,000 compared to the Second Quarter of 2008 and increased $246,000, or 1%, to $25,179,000 for the First Half of 2009 compared to the First Half of 2008 primarily due to higher pension and health insurance costs offset by the decrease in bonuses related to lower earnings and a reduction in headcount.

Occupancy expense for the Second Quarter of 2009 increased $11,000, or 2%, to $571,000 from the Second Quarter of 2008 and increased $86,000, or 8%, from the First Half of 2008 due to additional rent expense related to additional space in Ohio leased in the Second Quarter of 2008.

Equipment expense for the Second Quarter of 2009 decreased $39,000, or less than 5%, compared to the Second Quarter of 2008 and decreased $22,000, or 1%, from the First Half of 2008.

Amortization of intangible assets was $70,000 for the Second Quarter of 2009 and 2008 and $140,000 for the First Half of 2009 and 2008.

Other operating expenses for the Second Quarter of 2009 increased $83,000, or 3%, compared to the Second Quarter of 2008. During this period, the Bank had to absorb a significant increase in FDIC insurance due to an increase in the rate, compounded by higher balances of insured deposits plus a special assessment of $205,000 to cover the cost of recently failed banks. Decreases in postage and delivery, promotional and supplies expenses offset the additional insurance expense. Other operating expense decreased $91,000 for the First Half of 2009 compared to the First Half of 2008. Reductions in postage and delivery, promotional and supplies expenses offset the impact of the FDIC insurance expense for the First Half of 2009.

Income tax expense for the Second Quarter of 2009 decreased $360,000, or 22%, compared to the Second Quarter of 2008 and decreased $414,000 for the First Half of 2009 compared to the First Half of 2008. The effective tax rate was 26.0% and 26.5% for the Second Quarters of 2009 and 2008, respectively, and was 26.8% and 27.1% for the First Halves of 2009 and 2008, respectively. The decreases reflect the impact of the increase in interest income from tax-exempt securities as a percentage of income before income tax expense.

Financial Condition

Total assets at June 30, 2009 were $938,558,000, an increase of $53,330,000, or 6%, from December 31, 2008. The most significant changes in asset balances during this period were an increase of $52,328,000, or 269%, in federal funds sold and other short-term investments and a decrease of $12,178,000 and increase of $18,793,000 in securities available for sale and loans, respectively. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2009 were $822,484,000, an increase of $43,497,000, or 6%, from December 31, 2008. Total deposits at June 30, 2009 were $361,160,000, an increase of $83,619,000, or 30%, from December 31, 2008.
Accounts and drafts payable at June 30, 2009 were $437,196,000, a decrease of $41,829,000, or 9%, from December 31, 2008. Total shareholders' equity at June 30, 2009 was $116,074,000, a $9,833,000, or 9%, increase from December 31, 2008.

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

The increase in total shareholders' equity resulted from net income of $7,584,000, $886,000 from stock-based compensation expense, a decrease in other comprehensive loss of $3,742,000 and other miscellaneous activity of $18,000, offset by dividends paid of $2,397,000 ($.13 per share).

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $81,689,000 at June 30, 2009, an increase of $52,204,000, or 177%, from
December 31, 2008. At June 30, 2009, these assets represented 9% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $181,687,000 at June 30, 2009, a decrease of $12,178,000 from December 31, 2008. These assets represented 19% of total assets at June 30, 2009. Of this total, 100% were state and political subdivision securities. Of the total portfolio, 1% mature in one year, 23% mature in one to five years, and 76% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $56,000,000. Additionally, the Bank maintains a line of credit at unaffiliated financial institutions in the maximum amount of $114,831,000 collateralized by U.S. Treasury securities and commercial mortgage loans.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service ("CDARS"). Time deposits include $70,941,000 of CDARS deposits which offer the Bank's customers the ability to receive FDIC insurance on deposits up to $250,000. The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $12,295,000 for the First Half of 2009 compared with $13,706,000 for the First Half of 2008. This decrease is attributable to the decreases in net income of $1,001,000, depreciation and amortization of $83,000, provision for loan losses of $400,000, the income taxes deferred and payable of $1,324,000, pension liability of $546,000 offset by stock-based compensation expense of $395,000, and the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2009.

The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company's financial instruments, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at June 30, 2009 and December 31, 2008:

June 30, 2009 (Dollars in thousands)                      Amount          Ratio
--------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                $  121,783         16.30%
         Cass Commercial Bank                              46,981         11.24
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                $  111,817         14.97%
         Cass Commercial Bank                              42,101         10.08
Tier I capital (to average assets)
         Cass Information Systems, Inc.                $  111,817         12.33%
         Cass Commercial Bank                              42,101          9.92
--------------------------------------------------------------------------------

December 31, 2008 (Dollars in thousands)                  Amount          Ratio
--------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
         Cass Information Systems, Inc.                $  115,028         15.93%
         Cass Commercial Bank                              44,187         11.39
Tier I capital (to risk-weighted assets)
         Cass Information Systems, Inc.                $  105,586         14.62%
         Cass Commercial Bank                              39,782         10.26
Tier I capital (to average assets)
         Cass Information Systems, Inc.                $  105,586         11.26%
         Cass Commercial Bank                              39,782         10.35
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

In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS No. 157, "Fair Value Measurements," to expand certain disclosure requirements. FSP SFAS 157-4 was adopted during the Second Quarter of 2009 and did not significantly impact the consolidated financial statements as shown in Footnote No. 13.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS 115-2 and SFAS 124-2
(i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert:
(a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 were adopted during the Second Quarter of 2009 and did not significantly impact the consolidated financial statements as shown in Footnote No. 13.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board, or APB, Opinion 28-1 "Interim Disclosures about Fair Value of Financial Instruments." FSP SFAS 107-1 and APB Opinion 28-1 amend SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB Opinion 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. FSP SFAS 107-1 and APB Opinion 28-1 were adopted during the Second Quarter of 2009 and did not significantly impact the consolidated financial statements as shown in Footnote No. 13.

In July 2009, the FASB launched its Accounting Standards Codification (ASC). Pursuant to FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," the Codification will become the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Company will include the new Codification references in the third quarter of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2009 has changed materially from that at December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that the information it is required to disclose in the reports it files with the SEC is recorded, processed, summarized and reported to management, including the Chief Executive Officer and Principal Financial Officer, within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009 and based on their evaluation, believe that, as of June 30, 2009, these controls and procedures were effective at the reasonable assurance level to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There were no changes in the Second Quarter of 2009 in the Company's internal control over financial reporting identified by the Chief Executive Officer and Principal Financial Officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of the shareholders of Cass Information Systems, Inc. held on April 20, 2009, the following proposals were voted on and approved:

         The following is a summary of votes cast. No broker non-votes were received.

         Proposal to elect four directors for a term of three years ending 2012:

                                                    For       Withheld Authority
                                                    ---       ------------------
               Robert A. Ebel                    7,979,607         59,502
               John L. Gillis, Jr.               7,978,127         60,982
               Randall L. Schilling              7,766,621         272,488
               Franklin D. Wicks, Jr., Ph.D.     7,931,997         107,112

         Proposal to ratify KPMG LLP as the Company's independent registered public accounting firm for 2009:

                  For              Against           Abstain
                  ---              -------           -------
               8,023,565           12,662             2,880

ITEM 5.  OTHER INFORMATION

         (a)   None

         (b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors implemented in the Second Quarter of 2009.

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


                                    CASS INFORMATION SYSTEMS, INC.

DATE: August 6, 2009                By         /s/ Eric H. Brunngraber
                                    --------------------------------------------
                                                 Eric H. Brunngraber
                                        President and Chief Executive Officer


DATE: August 6, 2009                By        /s/ P. Stephen Appelbaum
                                    --------------------------------------------
                                                P. Stephen Appelbaum
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)