Form 10-Q
period 2009-09-30
CASS INFORMATION SYSTEMS INC
filed 2009-11-05
CIK 708781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ________________________

                          Commission File No. 000-20827

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

                                               Yes |_| No |X|

      The number of shares outstanding of registrant's only class of stock as of November 2, 2009: Common stock, par value $.50 per share - 9,379,452 shares outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - Financial Information

   Item 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets September 30, 2009
               (unaudited) and December 31, 2008                               3

            Consolidated Statements of Income Three and Nine months
               ended September 30, 2009 and 2008 (unaudited)                   4

            Consolidated Statements of Cash Flows Nine months ended
               September 30, 2009 and 2008 (unaudited)                         5

            Notes to Consolidated Financial Statements (unaudited)             6

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                       15

   Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        28

   Item 4.  CONTROLS AND PROCEDURES                                           28

PART II - Other Information - Items 1. - 6.                                   29

   SIGNATURES                                                                 30

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands except Share and Per Share Data)

                                                                   September 30,
                                                                        2009        December 31,
                                                                    (Unaudited)         2008
                                                                    -----------     -----------
Assets
Cash and due from banks                                             $     7,901     $    10,043
Federal funds sold and other short-term investments                     121,234          19,442
                                                                    -----------     -----------
     Cash and cash equivalents                                          129,135          29,485
                                                                    -----------     -----------
Securities available-for-sale, at fair value                            222,757         193,865
Loans                                                                   620,843         591,976
     Less: Allowance for loan losses                                      7,232           6,451
                                                                    -----------     -----------
         Loans, net                                                     613,611         585,525
                                                                    -----------     -----------
Premises and equipment, net                                              10,773          11,617
Investments in bank-owned life insurance                                 13,505          13,093
Payments in excess of funding                                            18,395          21,865
Goodwill                                                                  7,471           7,471
Other intangible assets, net                                                402             597
Other assets                                                             17,346          21,710
                                                                    -----------     -----------
              Total assets                                          $ 1,033,395     $   885,228
                                                                    ===========     ===========

Liabilities and Shareholders' Equity
Liabilities:
Deposits
     Noninterest-bearing                                            $   106,939     $   103,300
     Interest-bearing                                                   343,517         174,241
                                                                    -----------     -----------
         Total deposits                                                 450,456         277,541
                                                                    -----------     -----------
Accounts and drafts payable                                             437,190         479,025
Subordinated convertible debentures                                         260           2,991
Short-term borrowings                                                         5             305
Other liabilities                                                        18,972          19,125
                                                                    -----------     -----------
              Total liabilities                                         906,883         778,987
                                                                    -----------     -----------

Shareholders' Equity:
Preferred stock, par value $.50 per share; 2,000,000
  shares authorized and no shares issued                                     --              --
Common stock, par value $.50 per share; 20,000,000
  shares authorized and 9,949,324 shares issued at
  September 30, 2009 and December 31, 2008                                4,975           4,975
Additional paid-in capital                                               45,370          45,746
Retained earnings                                                        89,488          81,197
Common shares in treasury, at cost (583,227 shares at
  September 30, 2009 and 775,288 shares at
  December 31, 2008)                                                    (13,758)        (18,264)
Accumulated other comprehensive income (loss)                               437          (7,413)
                                                                    -----------     -----------
              Total shareholders' equity                                126,512         106,241
                                                                    -----------     -----------
                  Total liabilities and shareholders' equity        $ 1,033,395     $   885,228
                                                                    ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
                                                               ------------------------    ------------------------
                                                                  2009          2008          2009          2008
                                                               ----------    ----------    ----------    ----------
Fee Revenue and Other Income:
Information services payment and processing revenue            $   12,302    $   13,116    $   36,282    $   37,907
Bank service fees                                                     292           332         1,037         1,008
Gains on sales of securities                                           --           209           202           209
Other                                                                 140           236           413           684
                                                               ----------    ----------    ----------    ----------
       Total fee revenue and other income                          12,734        13,893        37,934        39,808
                                                               ----------    ----------    ----------    ----------

Interest Income:
Interest and fees on loans                                          9,125         8,764        26,661        25,571
Interest and dividends on securities:
       Taxable                                                         15            13            33            63
       Exempt from federal income taxes                             1,843         1,972         5,462         5,667
Interest on federal funds sold and
  other short-term investments                                         57           466           101         1,691
                                                               ----------    ----------    ----------    ----------
       Total interest income                                       11,040        11,215        32,257        32,992
                                                               ----------    ----------    ----------    ----------
Interest Expense:
Interest on deposits                                                1,372           646         3,541         2,488
Interest on short-term borrowings                                      --            --            23            13
Interest on subordinated convertible debentures                        27            46           106           141
                                                               ----------    ----------    ----------    ----------
       Total interest expense                                       1,399           692         3,670         2,642
                                                               ----------    ----------    ----------    ----------
         Net interest income                                        9,641        10,523        28,587        30,350
Provision for loan losses                                             400           500         1,100         1,600
                                                               ----------    ----------    ----------    ----------
         Net interest income after provision for loan
           losses                                                   9,241        10,023        27,487        28,750
                                                               ----------    ----------    ----------    ----------
         Total net revenue                                         21,975        23,916        65,421        68,558

Operating Expense:
Salaries and employee benefits                                     12,583        12,468        37,762        37,401
Occupancy                                                             611           576         1,797         1,676
Equipment                                                             835           825         2,509         2,521
Amortization of intangible assets                                      55            70           195           210
Other operating                                                     2,282         2,540         7,190         7,539
                                                               ----------    ----------    ----------    ----------
       Total operating expense                                     16,366        16,479        49,453        49,347
                                                               ----------    ----------    ----------    ----------

        Income before income tax expense                            5,609         7,437        15,968        19,211
Income tax expense                                                  1,291         2,209         4,066         5,398
                                                               ----------    ----------    ----------    ----------
Net Income                                                     $    4,318    $    5,228    $   11,902    $   13,813
                                                               ==========    ==========    ==========    ==========

Basic Earnings Per Share                                              .47           .57          1.30          1.51
Diluted Earnings Per Share                                            .46           .56          1.27          1.47

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                      -----------------------
                                                                         2009          2008
                                                                      ---------     ---------
Cash Flows From Operating Activities:
Net income                                                            $  11,902     $  13,813
Adjustments to reconcile net income to net cash provided
  by operating activities:
       Depreciation and amortization                                      3,218         3,235
       Gains on sales of securities                                        (202)         (209)
       Provisions for loan losses                                         1,100         1,600
       Stock-based compensation expense                                   1,382           763
       Deferred income tax expense (benefit)                                649        (1,000)
       (Decrease) increase in income tax liability                         (994)        1,230
       Increase (decrease) in pension liability                             728        (1,281)
       Other operating activities, net                                     (812)         (669)
                                                                      ---------     ---------
       Net cash provided by operating activities                         16,971        17,482
                                                                      ---------     ---------

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale                     14,591         6,126
Proceeds from maturities of securities available-for-sale                 5,655         8,106
Purchase of securities available-for-sale                               (37,994)      (44,546)
Net increase in loans                                                   (29,186)      (78,274)
Decrease (increase) in payments in excess of funding                      3,470       (18,239)
Purchases of premises and equipment, net                                 (1,043)       (1,313)
                                                                      ---------     ---------
       Net cash used in investing activities                            (44,507)     (128,140)
                                                                      ---------     ---------

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits                       3,639         3,774
Net increase in interest-bearing demand and savings deposits            102,360         1,037
Net increase (decrease) in time deposits                                 66,916       (32,306)
Net (decrease) increase in accounts and drafts payable                  (41,835)       74,929
Net decrease in short-term borrowings                                      (300)         (128)
Purchase of common shares of treasury                                        --        (3,984)
Cash dividends paid                                                      (3,611)       (3,306)
Other financing activities, net                                              17            21
                                                                      ---------     ---------
       Net cash provided by financing activities                        127,186        40,037
                                                                      ---------     ---------
Net increase (decrease) in cash and cash equivalents                     99,650       (70,621)
Cash and cash equivalents at beginning of period                         29,485       176,070
                                                                      ---------     ---------
Cash and cash equivalents at end of period                            $ 129,135     $ 105,449
                                                                      =========     =========

Supplemental information:
       Cash paid for interest                                         $   3,641     $   3,015
       Cash paid for income taxes                                         4,456         3,252
       Transfer of loans to foreclosed assets                                --           788

See accompanying notes to unaudited consolidated financial statements.

                 CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.'s (the "Company" or "Cass") Annual Report on Form 10-K for the year ended December 31, 2008.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168"), which replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification ("ASC") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for annual or interim periods ending after September 15, 2009. SFAS No. 168 is not intended to change or alter existing GAAP and did not impact the Company's financial condition, results of operations or cash flows. The Company adopted SFAS No. 168 and has included the new codification references in the Company's consolidated financial statements for the third quarter of 2009.

Note 2 - Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350, "Goodwill and Other Intangible Assets," which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Intangible assets for the periods ended September 30, 2009 and December 31, 2008 are as follows:

                                                 September 30, 2009              December 31, 2008
                                          ------------------------------   ------------------------------
                                          Gross Carrying    Accumulated    Gross Carrying    Accumulated
(In thousands)                                Amount       Amortization        Amount       Amortization
--------------------------------------------------------------------------------------------------------
Assets eligible for amortization:
  Software                                 $        862    $       (862)    $        862    $       (747)
  Customer List                                     750            (348)             750            (268)
                                           ------------    ------------     ------------    ------------
     Total                                        1,612          (1,210)           1,612          (1,015)
                                           ------------    ------------     ------------    ------------
Unamortized intangible assets:
  Goodwill                                        7,698            (227)           7,698            (227)
                                           ------------    ------------     ------------    ------------
     Total unamortized intangibles                7,698            (227)           7,698            (227)
                                           ------------    ------------     ------------    ------------
Total intangible assets                    $      9,310    $     (1,437)    $      9,310    $     (1,242)
                                           ============    ============     ============    ============

Software is amortized over four to five years and the customer list is amortized over seven years. Amortization of intangible assets amounted to $195,000 and $210,000 for the nine-month periods ended September 30, 2009 and 2008, respectively. Estimated amortization of intangibles over the next five years is as follows: $222,000 in 2009, $107,000 in 2010, 2011 and 2012 and $54,000 in
2013.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company's consolidated balance sheets. The total balance of these investments at September 30, 2009 and December 31, 2008 were $541,000 and $605,000, respectively.

Note 4 - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. The calculations of basic and diluted earnings per share for the periods ended September 30, 2009 and 2008 are as follows:

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                         ------------------------------    -----------------------------
(In thousands, except per share data)                         2009             2008             2009            2008
-------------------------------------------------------------------------------------------------------------------------
Basic
     Net income                                          $       4,318    $       5,228    $      11,902    $      13,813
     Weighted-average common shares outstanding              9,157,055        9,136,098        9,144,521        9,158,509
                                                         -------------    -------------    -------------    -------------

       Basic earnings per share                          $         .47    $         .57    $        1.30    $        1.51
                                                         -------------    -------------    -------------    -------------
Diluted
     Basic net income                                    $       4,318    $       5,228    $      11,902    $      13,813
       Net income effect of 5.33% convertible
           debentures                                               14               24               55               74
                                                         -------------    -------------    -------------    -------------
       Diluted net income                                        4,332            5,252           11,957           13,887
                                                         -------------    -------------    -------------    -------------

     Weighted-average common shares outstanding              9,157,055        9,136,098        9,144,521        9,158,509
     Effect of dilutive restricted stock, stock                141,907          108,443          124,512          107,088
         options and SARs
     Effect of convertible debentures                           66,622          174,958          124,309          180,549
                                                         -------------    -------------    -------------    -------------
     Weighted-average common shares outstanding
          assuming dilution                                  9,365,584        9,419,499        9,393,342        9,446,146
                                                         -------------    -------------    -------------    -------------

       Diluted earnings per share                        $         .46    $         .56    $        1.27    $        1.47
                                                         -------------    -------------    -------------    -------------

Note 5 - Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's Common Stock. The Company did not repurchase any shares during the three and nine-month periods ended September 30, 2009, and repurchased zero and 120,000 during the three and nine-month periods ended September 30, 2008, respectively. As of September 30, 2009, 180,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the three and nine-month periods ended September 30, 2009 and 2008, unrealized gains and losses on securities available-for-sale and reclassification adjustments for gains included in net income were the Company's other comprehensive income components. Comprehensive income for the three and nine-month periods ended September 30, 2009 and 2008 is summarized as follows:

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                     ------------------------     -------------------------
(In thousands)                                          2009          2008           2009           2008
-----------------------------------------------------------------------------------------------------------
Net income                                           $    4,318    $    5,228     $   11,902     $   13,813

Other comprehensive income:
     Reclassification adjustments for gains
        included in net income, net of tax                   --          (136)          (131)          (136)
     Net unrealized gain (loss) on securities
        available-for-sale, net of tax                    4,108           518          7,981            337
                                                     ----------    ----------     ----------     ----------

     Total comprehensive income                      $    8,426    $    5,610     $   19,752     $   14,014
                                                     ----------    ----------     ----------     ----------

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

The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Assets represent actual assets owned by Information Services. Loans are sold by Banking Services to Information Services to create liquidity when the Bank's loans-to-deposits ratio is greater than 100%. Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be market value.

All revenue originates from and all long-lived assets are located within the United States, and no revenue from any customer of any segment exceeds 10% of the Company's consolidated revenue.

Summarized information about the Company's operations in each industry segment for the three and nine-month periods ended September 30, 2009 and 2008 is as follows:

                                                                          Corporate,
                                            Information     Banking     Eliminations
(In thousands)                                Services      Services      and Other        Total
--------------------------------------------------------------------------------------------------
Quarter Ended September 30, 2009
   Total Revenues:
     Revenue from customers                  $   17,152    $    4,823    $       --     $   21,975
     Intersegment revenue                         1,911           414        (2,325)            --
   Net income                                     2,859         1,459            --          4,318
   Total assets                                 536,063       503,744        (6,412)     1,033,395
   Goodwill                                       7,335           136            --          7,471
   Other intangible assets, net                     402            --            --            402
Quarter Ended September 30, 2008
   Total Revenues:
     Revenue from customers                  $   19,929    $    3,987    $       --     $   23,916
     Intersegment revenue                         1,545           230        (1,775)            --
   Net income                                     4,378           850            --          5,228
   Total assets                                 668,076       404,308      (115,405)       956,979
   Goodwill                                       7,335           136            --          7,471
   Other intangible assets, net                     667            --            --            667
--------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2009
   Total Revenues:
     Revenue from customers                  $   51,526    $   13,895    $       --     $   65,421
     Intersegment revenue                         5,259         1,159        (6,418)            --
   Net income                                     8,124         3,778            --         11,902
   Total assets                                 536,063       503,744        (6,412)     1,033,395
   Goodwill                                       7,335           136            --          7,471
   Other intangible assets, net                     402            --            --            402
Nine Months Ended September 30, 2008
   Total Revenues:
     Revenue from customers                  $   57,472    $   11,086    $       --     $   68,558
     Intersegment revenue                         4,177           658        (4,835)            --
   Net income                                    11,747         2,066            --         13,813
   Total assets                                 668,076       404,308      (115,405)       956,979
   Goodwill                                       7,335           136            --          7,471
   Other intangible assets, net                     667            --            --            667
--------------------------------------------------------------------------------------------------

Note 8 - Loans by Type

                                                     September 30,  December 31,
(In thousands)                                           2009          2008
-------------------------------------------------------------------------------
Commercial and industrial                             $  106,449    $  118,044
Real estate (commercial and church):
   Mortgage                                              453,572       412,788
   Construction                                           56,326        56,221
Industrial revenue bonds                                   3,035         3,363
Other                                                      1,461         1,560
                                                      ----------    ----------
     Total loans                                      $  620,843    $  591,976
                                                      ----------    ----------

Note 9 - Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2008 and September 30, 2009, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2009 the balance of unused loan commitments, standby and commercial letters of credit were $19,793,000, $15,882,000 and $2,107,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments, time deposits and convertible subordinated debentures at September 30, 2009:

                                                          Amount of Commitment Expiration per Period
                                             ------------------------------------------------------------------
                                                            Less than        1-3           3-5         Over 5
(In thousands)                                  Total        1 year         Years         Years         Years
---------------------------------------------------------------------------------------------------------------
Operating lease commitments                  $    3,161    $      825    $    1,066    $      675    $      595
Time deposits                                   136,563       123,790        11,874           899            --
Convertible subordinated debentures                 260           260            --            --            --
                                             ----------    ----------    ----------    ----------    ----------
     Total                                   $  139,984    $  124,875    $   12,940    $    1,574    $      595
                                             ----------    ----------    ----------    ----------    ----------

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company's consolidated financial position or results of operations.

Note 10 - Stock-Based Compensation

In 2007, the Board and the Company's shareholders approved the 2007 Omnibus Incentive Stock Plan (the "Omnibus Plan"). The Omnibus Plan permits the issuance of up to 880,000 shares of the Company's common stock in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the nine months ended September 30, 2009, 38,636 restricted shares and 121,943 SARs were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock

Restricted shares are amortized to expense over the three-year vesting period. As of September 30, 2009, the total unrecognized compensation expense related to non-vested common stock was $1,403,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.0 year.

Following is a summary of the activity of the restricted stock during the nine-month period ended September 30, 2009:

                                                           Nine Months Ended
                                                           September 30, 2009
                                                       -------------------------
                                                          Shares      Fair Value
--------------------------------------------------------------------------------
Balance at January 1, 2009                                 68,564     $    30.72
Granted                                                    38,636          27.30
Vested                                                    (31,235)         29.50
Forfeited                                                      --             --
                                                       ----------     ----------
Balance at September 30, 2009                              75,965     $    28.72
                                                       ----------     ----------

Stock Options

Stock options vest and expire over a period not to exceed seven years. As of September 30, 2009, the total unrecognized compensation expense related to non-vested stock options was $68,000 and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years. Following is a summary of the activity of the stock options during the nine-month period ended September 30, 2009:

                                                        Weighted-     Average       Aggregate
                                                         Average     Remaining      Intrinsic
                                                        Exercise    Contractual       Value
                                          Shares          Price      Term Years   (In thousands)
-----------------------------------------------------------------------------------------------
Outstanding at January 1, 2009              69,536     $    15.24
Granted                                         --             --
Exercised                                  (16,712)         14.57
Forfeited or expired                            --             --
                                        ----------     ----------
Outstanding at September 30, 2009           52,824          16.35           2.3    $      713
                                        ----------     ----------    ----------    ----------
Exercisable at September 30, 2009           25,238     $    14.14           1.7    $      397
                                        ----------     ----------    ----------    ----------

The total intrinsic value of options exercised was $279,000 and $522,000 for the nine-month periods ended September 30, 2009 and 2008, respectively. Following is a summary of the activity of the non-vested stock options during the nine-month period ended September 30, 2009:

                                                                Weighted-Average
                                                                  Grant Date
                                                     Shares       Fair Value
--------------------------------------------------------------------------------
Non-vested at January 1, 2009                          56,520     $     2.46
Granted                                                    --             --
Vested                                                (28,934)          2.14
Forfeited                                                  --             --
                                                   ----------     ----------
Non-vested at September 30, 2009                       27,586     $     2.81
                                                   ----------     ----------

SARs

SARs vest over a three-year period, with 1/3 of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of September 30, 2009, the total unrecognized compensation expense was $1,010,000 and the related weighted-average period over which it is expected to be recognized is 1.8 years. Following is a summary of the activity of the Company's SARs program for the nine-month period ended September 30, 2009:

                                                            Weighted-     Average       Aggregate
                                                             Average     Remaining      Intrinsic
                                                            Exercise    Contractual       Value
                                               Shares         Price      Term Years   (In thousands)
---------------------------------------------------------------------------------------------------
Outstanding at January 1, 2009                 109,755     $    28.41
Granted                                        121,943          25.77
Exercised                                         (436)         28.41
Forfeited or expired                                --             --
                                            ----------     ----------
Outstanding at September 30, 2009              231,262          27.02           9.0    $      657
                                            ----------     ----------    ----------    ----------
Exercisable at September 30, 2009               36,143     $    28.41           8.4    $       52
                                            ----------     ----------    ----------    ----------

Following is a summary of the activity of the non-vested SARs during the nine-month period ended September 30, 2009:

                                                                Weighted-Average
                                                                   Grant Date
                                                      Shares       Fair Value
--------------------------------------------------------------------------------
Non-vested at January 1, 2009                          109,755     $     7.65
Granted                                                121,943           6.20
Vested                                                 (36,579)          7.65
Forfeited                                                   --             --
                                                    ----------     ----------
Non-vested at September 30, 2009                       195,119     $     6.74
                                                    ----------     ----------

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the per share fair value of SARs granted during the nine-month periods ended September 30, 2009 and 2008, respectively:

                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
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

The following table represents the components of the net periodic pension costs for 2008 and an estimate for 2009:

                                                       Estimated       Actual
(In thousands)                                           2009           2008
-------------------------------------------------------------------------------
Service cost - benefits earned during the year        $    1,606     $    1,523
Interest cost on projected benefit obligation              2,080          1,947
Expected return on plan assets                            (1,880)        (2,108)
Net amortization                                             873             66
                                                      ----------     ----------
   Net periodic pension cost                          $    2,679     $    1,428
                                                      ----------     ----------

Pension costs recorded to expense were $668,000 and $356,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and totaled $2,009,000 and $1,071,000 for the nine-month periods ended September 30, 2009 and 2008, respectively. The Company made a contribution of $450,000 to the plan during the three-month period ended September 30, 2009, for a total of $1,350,000 for the nine-month period ending September 30, 2009 and expects to contribute at least an additional $450,000 in 2009.

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

(In thousands)                                          Estimated      Actual
                                                          2009          2008
-------------------------------------------------------------------------------
Service cost - benefits earned during the year         $       33    $       59
Interest cost on projected benefit obligation                 278           267
Net amortization                                              130           170
                                                       ----------    ----------
   Net periodic pension cost                           $      441    $      496
                                                       ----------    ----------

Pension costs recorded to expense were $103,000 and $87,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and were $330,000 and $380,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

Note 12 - Income Taxes

As of December 31, 2008, the Company had unrecognized tax benefits totaling approximately $1,399,000, of which $1,170,000 would, if recognized, affect the Company's effective tax rate. During the nine months ended September 30, 2009, the Company recorded additional unrecognized tax benefits totaling $373,000.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008, before any tax benefits, the Company had accrued $114,000 in interest relating to unrecognized tax benefits, and additional interest of $57,000 was accrued during the nine months ended September 30, 2009. There were no penalties for unrecognized tax benefits accrued at December 31, 2008 or September 30, 2009.

During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $420,000 due to the lapse of federal and state statutes of limitations.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2006 through 2008 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2004 through 2008.

Note 13 - Investment Securities Available for Sale

Effective July 1, 2009, the Company adopted FASB ASC 820, "Fair Value Measurements and Disclosures." Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company's investment securities available-for-sale are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include "observable inputs" rather than "significant unobservable inputs" and therefore falls into the Level 2 category. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at September 30, 2009 and December 31, 2008 are summarized as follows:

                                                                  September 30, 2009
                                                 ----------------------------------------------------
                                                                 Gross         Gross
                                                  Amortized    Unrealized    Unrealized
(In thousands)                                       Cost        Gains         Losses      Fair Value
-----------------------------------------------------------------------------------------------------
State and political subdivisions                 $  204,065    $   15,267    $       --    $  219,332
Stock in Federal Reserve Bank and Federal
  Home Loan Bank                                      3,425            --            --         3,425
                                                 ----------    ----------    ----------    ----------
     Total                                       $  207,490    $   15,267    $       --    $  222,757
                                                 ----------    ----------    ----------    ----------

                                                                  December 31, 2008
                                                 ----------------------------------------------------
                                                                 Gross         Gross
                                                  Amortized    Unrealized    Unrealized
(In thousands)                                       Cost        Gains         Losses      Fair Value
-----------------------------------------------------------------------------------------------------
U. S. Treasury securities                        $      200    $       --    $       --    $      200
State and political subdivisions                    189,729         3,790           601       192,918
                                                 ----------    ----------    ----------    ----------
Total investment securities                         189,929         3,790           601       193,118
Stock in Federal Reserve Bank and Federal
  Home Loan Bank                                        747            --            --           747
                                                 ----------    ----------    ----------    ----------
     Total                                       $  190,676    $    3,790    $      601    $  193,865
                                                 ----------    ----------    ----------    ----------

The fair values of securities with unrealized losses at September 30, 2009 and December 31, 2008 are as follows:

                                                                September 30, 2009
                                                            -------------------------
                                 Less than 12 months             12 months or more                  Total
                            ---------------------------------------------------------------------------------------
                              Estimated      Unrealized      Estimated     Unrealized     Estimated     Unrealized
(In thousands)               fair value        losses        fair value      losses       Fair value      losses
-------------------------------------------------------------------------------------------------------------------
State and political
  subdivisions                       --              --     $       --     $       --             --             --
-------------------------------------------------------------------------------------------------------------------

                                                                December 31, 2008
                                                            -------------------------
                                 Less than 12 months             12 months or more                  Total
                            ---------------------------------------------------------------------------------------
                              Estimated      Unrealized      Estimated     Unrealized     Estimated     Unrealized
(In thousands)               fair value        losses        fair value      losses       Fair value      losses
-------------------------------------------------------------------------------------------------------------------
State and political
  subdivisions               $   41,813      $      601     $       --     $       --     $   41,813    $      601
-------------------------------------------------------------------------------------------------------------------

There were no securities in an unrealized loss position as of September 30, 2009. There were 45 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2008. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believed that all unrealized losses were temporary since they were market driven, and the Company had the ability and intent to hold these securities until maturity.

The amortized cost and fair value of investment securities at September 30, 2009, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(In thousands)                                        Amortized Cost  Fair Value
--------------------------------------------------------------------------------
Due in 1 year or less                                   $    2,800    $    2,865
Due after 1 year through 5 years                            42,821        45,606
Due after 5 years through 10 years                          86,684        94,505
Due after 10 years                                          71,760        76,356
No stated maturity                                           3,425         3,425
                                                        ----------    ----------
   Total                                                $  207,490    $  222,757
                                                        ----------    ----------

The amortized cost of investment securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at September 30, 2009 were $18,322,000.

Proceeds from sales of investment securities classified as available for sale were $0 for the third quarter of 2009 and $14,591,000 for the first nine months of 2009. Gross realized gains were $0 for the third quarter of 2009 and $202,000 for the first nine months of 2009.

Note 14 - Fair Value of Financial Instruments

Effective July 1, 2009, the Company adopted FASB ASC 270, "Interim Reporting." Following is a summary of the carrying amounts and fair values of the Company's financial instruments at September 30, 2009 and December 31, 2008:

                                                 September 30, 2009           December 31, 2008
                                              ------------------------    ------------------------
                                               Carrying                    Carrying
(In thousands)                                  Amount      Fair Value      Amount      Fair Value
--------------------------------------------------------------------------------------------------
Balance sheet assets:
   Cash and cash equivalents                  $  129,135    $  129,135    $   29,485    $   29,485
   Investment securities                         222,757       222,757       193,865       193,865
   Loans, net                                    613,611       618,375       585,525       588,991
   Accrued interest receivable                     4,951         4,951         4,836         4,836
                                              ----------    ----------    ----------    ----------
     Total                                    $  970,454    $  975,218    $  813,711    $  817,177
                                              ----------    ----------    ----------    ----------

Balance sheet liabilities:
   Deposits                                   $  450,456    $  450,456    $  277,541    $  277,541
   Accounts and drafts payable                   437,190       437,190       479,025       479,025
   Short-term borrowings                               5             5           305           305
   Subordinated convertible debentures               260           257         2,991         3,116
   Accrued interest payable                          330           330           302           302
                                              ----------    ----------    ----------    ----------
     Total                                    $  888,241    $  888,238    $  760,164    $  760,289
                                              ----------    ----------    ----------    ----------

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

Loans - The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310, "Allowance for Credit Losses". At September 30, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. The total of impaired loans measured at fair value at September 30, 2009 and December 31, 2008 were $1,361,000 and $699,000, respectively. The fair value of loans in the above table is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Subordinated Convertible Debentures - The fair value is estimated by discounting the projected future cash flows using estimated current rates for similar borrowings. All convertible debentures except for one were converted to stock as of September 30, 2009.

Note 15 - Subsequent Events

In accordance with FASB ASC 855, "Subsequent Events," the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2009 through November 5, 2009, the date the financial statements were issued, and there were no events identified that would require additional disclosures to prevent the Company's consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company's services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses, and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers' transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company's databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the "Bank"), provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company's payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, utility and telecommunication payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass' systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. As lower levels of economic activity are encountered, such as those experienced in the second half of 2008 and continuing into the first nine months of 2009, the number and total dollar amount of transactions processed by the Company may decline thereby reducing fee revenue, interest income, and possibly liquidity. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2008 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

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

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management's estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company's business operations are discussed in the "Provision and Allowance for Loan Losses" section of this report. The Company's estimates have been materially accurate in the past, and accordingly, we expect to continue to utilize the present processes.

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and investments in private equity securities and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the nine months ended September 30, 2009 or for fiscal years ended December 31, 2008 and 2007 and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value using Level 2 valuations calculated by an independent research firm. The market evaluation utilizes several sources which include "observable inputs" rather than "significant unobservable inputs." These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with ASC 740, "Income Taxes," the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Note 12 to the financial statements. The audit of the Company's federal consolidated tax returns conducted by the Internal Revenue Service for fiscal years 2004 and 2005 resulted in no material adjustments.

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2008, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 12 to the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the Company's long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to ASC 715, "Compensation - Retirement Benefits," the Company has recognized the funded status of its defined benefit postretirement plan in its statement of financial position and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2009 ("Third Quarter of 2009") compared to the three-month period ended September 30, 2008 ("Third Quarter of 2008") and the nine-month period ended September 30, 2009 ("First Nine Months of 2009") compared to the nine-month period ended September 30, 2008 ("First Nine Months of 2008"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2008 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2009 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company's operating results:

                                                        Three Months Ended                        Nine Months Ended
                                                          September 30,                             September 30,
                                             --------------------------------------     -------------------------------------
                                                                               %                                          %
(In thousands except per share data)            2009          2008           Change        2009          2008          Change
-----------------------------------------------------------------------------------------------------------------------------
Net income                                   $   4,318     $   5,228         (17.4)%    $  11,902     $  13,813        (13.8)%
Diluted earnings per share                   $     .46     $     .56         (17.9)%    $    1.27     $    1.47        (13.6)%
Return on average assets                          1.68%         2.16%           --           1.69%         2.02%          --
Return on average equity                         14.44%        19.90%           --          13.84%        17.86%          --

Fee Revenue and Other Income

The Company's fee revenue is derived mainly from freight and utility processing and payment fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes related to fees and accounts and drafts payable for the three and nine-month periods ended September 30, 2009 and 2008 were as follows:

                                                        Three Months Ended                         Nine Months Ended
                                                           September 30,                             September 30,
                                             --------------------------------------     -------------------------------------
                                                                               %                                          %
(In thousands)                                  2009           2008         Change         2009           2008         Change
-----------------------------------------------------------------------------------------------------------------------------
Freight Core Invoice Transaction                  5,962          6,772      (12.0)%         17,073         19,509       (12.5)%
   Volume*
Freight Invoice Dollar Volume               $ 3,573,371    $ 4,936,507      (27.6)%    $10,351,933    $13,149,602       (21.3)%
Utility Transaction Volume                        2,903          2,702        7.4%           8,556          7,852         9.0%
Utility Transaction Dollar Volume           $ 2,546,747    $ 2,633,438       (3.3)%    $ 7,305,848    $ 7,126,799         2.5%
Payment and Processing Fees                 $    12,302    $    13,116       (6.2)%    $    36,282    $    37,907        (4.3)%
*Core invoices exclude parcel shipments.

Third Quarter of 2009 compared to Third Quarter of 2008:

New transportation customer implementations helped offset a 14% decline in base customer volumes as the global economic slowdown impacted the transportation industry. As a result, freight invoice volume was down 12%. New business helped boost utility transaction volume by 7% to partially offset the drop in the freight business. Overall, payment and processing fees decreased 6% compared to the year-earlier period. The 28% decline in freight invoice dollar volume is the result of both the slowdown in the transportation industry that reduced the number of invoices processed and the significant decline in energy cost that reduced the average invoice amount.

Bank service fees decreased $40,000, or 12%, due to a decline in credit card income and fees from the sale of mutual funds. Other income decreased $96,000, or 41%. There were no gains on sales of securities in the Third Quarter of 2009.

First Nine Months of 2009 compared to First Nine Months of 2008:

New transportation customers helped offset a 19% decline in base customer volumes causing freight invoice volume to decline 13% as a result of the impact of the economic recession on the transportation industry. Conversely, utility transaction volume was up 9% while dollar volume increased 3% for the First Nine Months of 2009. The net effect was a 4% decrease in overall payment and processing fees compared to the First Nine Months of 2008. The 21% decline in freight invoice dollar volume is the result of both the slowdown in the transportation industry that reduced the number of invoices processed and the significant decline in energy cost that reduced the average invoice amount.

Bank service fees increased $29,000, or 3%, due to an increase in account analysis fees in the first quarter of 2009, offsetting declines in other bank fees. Other income decreased $271,000, or 40%. There were gains of $202,000 on sales of securities in the First Nine Months of 2009.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company's revenues. The following table summarizes the changes in net interest income and related factors for the three and nine-month periods ended September 30, 2009 and 2008:

                                                Three Months Ended                         Nine Months Ended
                                                   September 30,                             September 30,
                                      -------------------------------------      -------------------------------------
                                                                        %                                          %
(In thousands)                           2009          2008           Change        2009          2008          Change
----------------------------------------------------------------------------------------------------------------------
Average earnings assets               $ 938,566     $ 864,685           8.5%     $ 858,557     $ 822,980           4.3%
Average interest-bearing
   liabilities                          308,980       150,667         105.1%       255,875       152,247          68.1%
Net interest income*                     10,652        11,608          (8.2)%       31,584        33,473          (5.6)%
Net interest margin*                       4.50%         5.34%           --           4.92%         5.43%           --
Yield on earning assets*                   5.09%         5.66%           --           5.49%         5.86%           --
Rate on interest bearing
   liabilities                             1.80%         1.83%           --           1.92%         2.32%           --

*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2009 compared to Third Quarter of 2008:

Third Quarter 2009 average earning assets increased approximately 9% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2009 as the general level of interest rates declined and there was a less favorable mix of funding sources, resulting in a decrease in net interest income of approximately 8%.

Total average loans increased $50,055,000, or 9%, to $620,422,000 for the Third Quarter of 2009 as compared to the Third Quarter of 2008. This increase was attributable to the successful implementation of new marketing efforts by the Company's lending staff and the negative impact the credit crisis had on many of the Company's competitors which resulted in attractive loan growth opportunities. Average investment securities decreased $15,978,000, or 8%, to $187,737,000.

Total average interest-bearing deposits for the Third Quarter of 2009 increased $159,892,000, or 109%, to $306,992,000 compared to the Third Quarter of 2008.
This increase along with an increase in average noninterest-bearing demand deposits of $16,406,000 were the primary sources utilized to offset the decline in average accounts and drafts payable of $139,558,000, or 23%, to $464,933,000 for the Third Quarter of 2009 as compared to the same period last year. The decline in accounts and drafts payable was primarily the result of lower levels of freight payment processing activities as the Company's customers dealt with the global economic slowdown.

First Nine Months of 2009 compared to First Nine Months of 2008:

First Nine Months of 2009 average earning assets increased approximately 4% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets, the rate paid on deposits and tax equivalent net interest margin all decreased in 2009 as the general level of interest rates declined and there was a less favorable mix of funding sources, resulting in a decrease in net interest income of approximately 6%.

Total average loans increased $63,514,000, or 12%, to $607,597,000 for the First Nine Months of 2009 as compared to the First Nine Months of 2008. This increase was attributable to the successful implementation of new marketing efforts by the Company's lending staff and the negative impact the credit crisis had on many of the Company's competitors which resulted in attractive loan growth opportunities. This increase in average loans was part of the Company's strategy to redeploy assets in the face of a declining interest rate environment. Partially offsetting the previously mentioned increase was a decrease in average federal funds sold and other short-term investments of $18,374,000, or 22%, to $64,625,000 for the First Nine Months of 2009 as compared to the First Nine Months of 2008.

Total average interest-bearing deposits for the First Nine Months of 2009 increased $100,285,000, or 68%, to $248,226,000 compared to the First Nine Months of 2008. This increase along with increases in average short-term borrowings and average noninterest-bearing demand deposits of $4,569,000 and $10,800,000, respectively, were the primary sources utilized to offset the decline in average accounts and drafts payable of $106,211,000, or 19%, to $452,898,000 for the First Nine Months of 2009 as compared to the same period last year. The decline in accounts and drafts payable was primarily the result of lower levels of freight payment processing activities as the Company's customers dealt with the global economic slowdown.

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

                                                      Third Quarter of 2009                      Third Quarter of 2008
                                              ------------------------------------      -------------------------------------
                                                              Interest                                   Interest
                                                Average       Income/       Yield/        Average        Income/       Yield/
(In thousands)                                  Balance      % Expense       Rate         Balance       % Expense       Rate
-----------------------------------------------------------------------------------------------------------------------------
Assets(1)
Earning assets
Loans(2,) (3):
   Taxable                                    $   617,368    $    9,093       5.84%     $   566,571    $     8,721       6.12%
   Tax-exempt(4)                                    3,054            49       6.37            3,796             66       6.92
Debt and equity securities(5):
   Taxable                                          3,425            15       1.74            2,785             13       1.86
   Tax-exempt(4)                                  184,312         2,837       6.11          200,930          3,034       6.01
Federal funds sold and other
   short-term investments                         130,407            57        .17           90,603            466       2.05
-----------------------------------------------------------------------------------------------------------------------------
Total earning assets                              938,566        12,051       5.09          864,685         12,300       5.66
Non-earning assets
   Cash and due from banks                         10,028                                    23,931
   Premise and equipment, net                      10,996                                    12,368
   Bank owned life insurance                       13,446                                    12,864
   Goodwill and other
     intangibles                                    7,901                                     8,181
   Other assets                                    45,167                                    47,275
   Allowance for loan losses                       (7,075)                                   (6,029)
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                  $ 1,019,029                               $   963,275
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity(1)
Interest-bearing liabilities
   Interest-bearing demand
     deposits                                 $   141,077    $      499       1.40%     $    78,659    $       245       1.24%
   Savings deposits                                30,356           104       1.36           21,584             66       1.22
   Time deposits >=$100                            46,503           264       2.25           28,399            204       2.86
   Other time deposits                             89,056           505       2.25           18,458            131       2.82
-----------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits                306,992         1,372       1.77          147,100            646       1.75
   Short-term borrowings                               13            --         --              103             --         --
   Subordinated debentures                          1,975            27       5.42            3,464             46       5.28
-----------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities             308,980         1,399       1.80          150,667            692       1.83
   Non-interest bearing liabilities
   Demand deposits                                106,685                                    90,279
   Accounts and drafts payable                    464,933                                   604,491
   Other liabilities                               19,804                                    13,338
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                 900,402                                   858,775
Shareholders' equity                              118,627                                   104,500
Total liabilities and share-
   holders' equity                            $ 1,019,029                               $   963,275
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                          $   10,652                                $    11,608
Interest spread                                                               3.29%                                      3.83%
Net interest margin                                                           4.50                                       5.34
-----------------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2008 consolidated financial statements, filed with the Company's 2008 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $81,000 and $104,000 for the Third Quarter of 2009 and 2008, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,011,000 and $1,085,000 for the Third Quarter of 2009 and 2008, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

                                                    First Nine Months of 2009                  First Nine Months of 2008
                                              ------------------------------------      -------------------------------------
                                                              Interest                                   Interest
                                                Average       Income/       Yield/        Average        Income/       Yield/
(In thousands)                                  Balance      % Expense       Rate         Balance       % Expense       Rate
-----------------------------------------------------------------------------------------------------------------------------
Assets(1)
Earning assets
Loans(2,) (3):
   Taxable                                    $ 604,413      $  26,557        5.87%      $ 540,134     $  25,436       6.29%
   Tax-exempt(4)                                  3,184            160        6.72           3,949           207       7.00
Debt and equity securities(5):
   Taxable                                        3,490             33        1.26           3,103            63       2.71
   Tax-exempt(4)                                182,845          8,403        6.14         192,795         8,718       6.04
Federal funds sold and other
   short-term investments                        64,625            101         .21          82,999         1,691       2.72
-----------------------------------------------------------------------------------------------------------------------------
Total earning assets                            858,557         35,254        5.49         822,980        36,115       5.86
Non-earning assets
   Cash and due from banks                        9,517                                     22,903
   Premise and equipment, net                    11,322                                     12,584
   Bank owned life insurance                     13,306                                     12,728
   Goodwill and other
     intangibles                                  7,969                                      8,252
   Other assets                                  47,197                                     41,355
   Allowance for loan losses                     (6,803)                                    (6,192)
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                  $ 941,065                                  $ 914,610
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity(1)
Interest-bearing liabilities
   Interest-bearing demand
     deposits                                 $ 107,397      $   1,181        1.47%      $  77,131     $     864       1.50%
   Savings deposits                              23,617            242        1.37          19,615           214       1.46
   Time deposits >=$100                          43,206            827        2.56          32,185           876       3.64
   Other time deposits                           74,006          1,291        2.33          19,010           534       3.75
-----------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits              248,226          3,541        1.91         147,941         2,488       2.25
   Short-term borrowings                          5,000             23         .62             431            13       4.03
   Subordinated debentures                        2,649            106        5.35           3,875           141       5.35
-----------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities           255,875          3,670        1.92         152,247         2,642       2.32
   Non-interest bearing liabilities
   Demand deposits                               98,090                                     87,290
   Accounts and drafts payable                  452,898                                    559,109
   Other liabilities                             19,247                                     12,642
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                               826,110                                    811,288
Shareholders' equity                            114,955                                    103,322
Total liabilities and share-
   holders' equity                            $ 941,065                                  $ 914,610
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                          $  31,584                                  $  33,473
Interest spread                                                               3.57%                                    3.54%
Net interest margin                                                           4.92                                     5.43
-----------------------------------------------------------------------------------------------------------------------------

1.    Balances shown are daily averages.
2. For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2008 consolidated financial statements, filed with the Company's 2008 Annual Report on Form 10-K.
3. Interest income on loans includes net loan fees of $348,000 and $222,000 for the First Nine Months of 2009 and 2008, respectively.
4. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $2,997,000 and $3,123,000 for the First Nine Months of 2009 and 2008, respectively.
5. For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

                                                   Third Quarter of 2009 Over
                                                     Third Quarter of 2008
                                             ----------------------------------
(In thousands)                                 Volume        Rate        Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
Loans1, (2):
   Taxable                                   $    775     $   (403)    $    372
   Tax-exempt(3)                                  (12)          (5)         (17)
Debt and equity securities:
   Taxable                                          3           (1)           2
   Tax-exempt(3)                                 (248)          51         (197)
Federal funds sold and other
   short-term investments                         144         (553)        (409)
                                             --------     --------     --------
Total interest income                             662         (911)        (249)
Interest expense on:
   Interest-bearing demand deposits               218           36          254
   Savings deposits                                29            9           38
   Time deposits >=$100                           110          (50)          60
   Other time deposits                            406          (32)         374
   Short-term borrowings                           --           --           --
   Subordinated debentures                        (20)           1          (19)
                                             --------     --------     --------
Total interest expense                            743          (36)         707
                                             --------     --------     --------
Net interest income                               (81)        (875)        (956)
-------------------------------------------------------------------------------
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

                                                First Nine Months of 2009 Over
                                                  First Nine Months of 2008
                                             ----------------------------------
(In thousands)                                Volume         Rate        Total
-------------------------------------------------------------------------------
Increase (decrease) in interest income:
Loans1, (2):
   Taxable                                   $  2,875     $ (1,754)    $  1,121
   Tax-exempt(3)                                  (39)          (8)         (47)
Debt and equity securities:
   Taxable                                          7          (37)         (30)
   Tax-exempt(3)                                 (461)         146         (315)
Federal funds sold and other
   short-term investments                        (308)      (1,282)      (1,590)
                                             --------     --------     --------
Total interest income                           2,074       (2,935)        (861)
Interest expense on:
   Interest-bearing demand deposits               332          (15)         317
   Savings deposits                                41          (13)          28
   Time deposits >=$100                           251         (300)         (49)
   Other time deposits                          1,026         (269)         757
   Short-term borrowings                           30          (20)          10
   Subordinated debentures                        (48)          13          (35)
                                             --------     --------     --------
Total interest expense                          1,632         (604)       1,028
                                             --------     --------     --------
Net interest income                               442       (2,331)      (1,889)
-------------------------------------------------------------------------------
1.    Average balances include nonaccrual loans.
2.    Interest income includes net loan fees.
3. Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off. There was a $400,000 and $500,000 provision for loan losses during the Third Quarter of 2009 and the Third Quarter of 2008, respectively. There was a $1,100,000 and $1,600,000 provision for loan losses during the First Nine Months of 2009 and the First Nine Months of 2008, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were net loan charge-offs of $143,000 in the Third Quarter of 2009 compared to $321,000 for the same period in 2008. There were $319,000 net loan charge-offs in the First Nine Months of 2009 and $1,611,000 in the First Nine Months of 2008.

The allowance for loan losses at September 30, 2009 was $7,232,000 and at December 31, 2008 was $6,451,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2009 was 1.16% compared to 1.09% at December 31, 2008. Nonperforming loans were $1,788,000, or .29%, of total loans at September 30, 2009 compared to $1,219,000, or .21%, of total loans at December 31, 2008.

At September 30, 2009, nonperforming loans, which are also considered impaired, consisted of $1,232,000 in non-accrual loans as shown in the following table. This total consists of five loans to borrowers with businesses in financial trouble. Nonperforming loans at December 31, 2008 consisted of $1,178,000 in non-accrual loans related to five borrowers. Total nonperforming loans increased $116,000 from September 30, 2008 to September 30, 2009. This increase was primarily due to the addition of one renegotiated loan offset by the charge-off of four loans. The renegotiated loan is current under the new terms of the contract; however, management believes there still remains risk as to the collectability of all amounts under the loan agreement due to the financial condition of the borrower.

In addition to the nonperforming loans discussed above, at September 30, 2009, two loans totaling $562,000 not included in the table below were identified by management as having potential credit problems. These loans are excluded from the table due to the fact that they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms. These loans are closely monitored by management.

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. A charge or credit is made to expense to cover any deficiency or reduce any excess. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific valuation allowances on commercial, real estate, and construction loans that are impaired based on individual review of these loans and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances indicating credit deterioration require interim evaluation. The Company assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on derived loss experience over prescribed periods. In addition to the amounts derived from the loan grades, an allocation to the general reserve is also provided to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and in the banking industry in general, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the balance in the account. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Asset Quality

The following table presents information as of and for the Third Quarter of 2009 and Third Quarter of 2008 and for the First Nine Months of 2009 and First Nine Months of 2008 pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                     -------------------------     -------------------------
(In thousands)                                          2009           2008           2009           2008
------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                     $    6,975     $    6,090     $    6,451     $    6,280
Provision charged to expense                                400            500          1,100          1,600

   Loans charged off                                        146            397            400          1,732
   Recoveries on loans previously charged off                 3             76             81            121
                                                     ----------     ----------     ----------     ----------
Net loans charged off                                       143            321            319          1,611
                                                     ----------     ----------     ----------     ----------
Allowance at end of period                           $    7,232     $    6,269     $    7,232     $    6,269
                                                     ----------     ----------     ----------     ----------
Loans outstanding:
   Average                                           $  620,422     $  570,367     $  607,597     $  544,083
   September 30,                                        620,843        575,118        620,843        575,118
Ratio of allowance for loan losses to loans
   outstanding:
   Average                                                 1.17%          1.10%          1.19%          1.15%
   September 30,                                           1.16           1.09           1.16           1.09
Nonperforming loans:
   Nonaccrual loans                                  $    1,232     $    1,672     $    1,232     $    1,672
   Loans past due 90 days or more                            --             --             --             --
   Renegotiated loans                                       556             --            556             --
                                                     ----------     ----------     ----------     ----------
     Total nonperforming loans                       $    1,788     $    1,672     $    1,788     $    1,672
Foreclosed assets                                         2,177          2,177          2,177          2,177
------------------------------------------------------------------------------------------------------------
Nonperforming loans as a % of average loans                 .29%           .29%           .29%           .31%
------------------------------------------------------------------------------------------------------------

The Company had no sub-prime mortgage loans or residential development loans in its portfolio as of September 30, 2009. The Bank had two properties carried as other real estate owned of $2,177,000 as of September 30, 2009 and September 30, 2008.

Operating Expense from Continuing Operations

Total operating expenses for the Third Quarter of 2009 were down 1%, or $113,000, compared to the Third Quarter of 2008. However, after factoring a $130,000 increase in Federal Deposit Insurance Corporation ("FDIC") insurance expense and a $312,000 increase in pension costs, operating expenses in the Third Quarter of 2009 dropped $555,000, or 3%, as the Company realized savings from on-going cost control initiatives. Total operating expenses for the First Nine Months of 2009 were up 0.2%, or $106,000, from the First Nine Months of 2008. However, after factoring a $610,000 increase in FDIC insurance expense and a $938,000 increase in pension costs, operating expenses for the First Nine Months of 2009 were $1,442,000, or 3%, lower due to cost control measures implemented by the Company.

Salaries and benefits expense for the Third Quarter of 2009 increased $115,000, or 1%, to $12,583,000 compared to the Third Quarter of 2008 and increased $361,000, or 1%, to $37,762,000 for the First Nine Months of 2009 compared to the First Nine Months of 2008 primarily due to higher pension and health insurance costs offset by the decrease in bonuses related to lower earnings.

Occupancy expense for the Third Quarter of 2009 increased $35,000, or 6%, to $611,000 from the Third Quarter of 2008 and increased $121,000, or 7%, from the First Nine Months of 2008 due to higher maintenance and repairs expense and additional rent expense related to additional space in Ohio.

Equipment expense for the Third Quarter of 2009 decreased $10,000, or 1%, compared to the Third Quarter of 2008 and decreased $12,000, or 0.5%, from the First Nine Months of 2008.

Amortization of intangible assets was $55,000 and $70,000 for the Third Quarter of 2009 and 2008, respectively, and $195,000 and $210,000 for the First Nine Months of 2009 and 2008, respectively. Software from the Profitlab, Inc. acquisition in 2004 was fully amortized during the Third Quarter of 2009.

Other operating expenses for the Third Quarter of 2009 decreased $258,000, or 10%, compared to the Third Quarter of 2008 due to decreases in postage and delivery, promotional and supplies expenses. Other operating expense decreased $349,000 for the First Nine Months of 2009 compared to the First Nine Months of 2008. During the second quarter of 2009, the Bank had to absorb a significant increase in FDIC insurance due to (i) an increase in the rate, (ii) higher balances of insured deposits, and (iii) a special assessment of $205,000 to cover the cost of recently failed banks. Reductions in postage and delivery, promotional and supplies expenses offset the impact of the FDIC insurance expense for the First Nine Months of 2009.

Income tax expense for the Third Quarter of 2009 decreased $918,000, or 41%, compared to the Third Quarter of 2008 and decreased $1,332,000, or 25%, for the First Nine Months of 2009 compared to the First Nine Months of 2008. The effective tax rate was 23.0% and 29.7% for the Third Quarters of 2009 and 2008, respectively, and was 25.5% and 28.1% for the First Nine Months of 2009 and 2008, respectively. The decreases reflect an adjustment of $172,000 made in the Third Quarter of 2009 after the 2008 federal tax return was filed plus the impact of the increase in interest income from tax-exempt securities as a percentage of income before income tax expense.

Financial Condition

Total assets at September 30, 2009 were $1,033,395,000, an increase of $148,167,000, or 17%, from December 31, 2008. The most significant changes in asset balances during this period were an increase of $101,792,000, or 524%, in federal funds sold and other short-term investments and increases of $28,892,000 and $28,867,000 in securities available for sale and loans, respectively. Changes in federal funds sold and other short-term investments reflect the Company's daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2009 were $906,883,000, an increase of $127,896,000, or 16%, from December 31, 2008. Total deposits at September 30, 2009 were $450,456,000, an increase of $172,915,000, or 62%, from December 31,
2008. Accounts and drafts payable at September 30, 2009 were $437,190,000, a decrease of $41,835,000, or 9%, from December 31, 2008. Total shareholders' equity at September 30, 2009 was $126,512,000, a $20,271,000, or 19%, increase from December 31, 2008.

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

The increase in total shareholders' equity resulted from net income of $11,902,000, of which $1,382,000 is from stock-based compensation expense; an increase in other comprehensive income of $7,850,000; net effect of $2,730,000 related to the conversion of subordinated debentures; and, other miscellaneous activity of $18,000, offset by dividends paid of $3,611,000 ($.13 per share).

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $129,135,000 at September 30, 2009, an increase of $99,650,000, or 338%, from December 31, 2008. At September 30, 2009, these assets represented 12% of total assets. These funds are the Company's and its subsidiaries' primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $222,757,000 at September 30, 2009, an increase of $28,892,000 from December 31, 2008. These assets represented 22% of total assets at September 30, 2009. Of this total, 100% were state and political subdivision securities. Of the total portfolio, 1% mature in one year, 21% mature in one to five years, and 78% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $76,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $20,000,000; Frost
National Bank, $10,000,000 and JPM Chase Bank, $6,000,000. The Company had secured lines of credit with the Federal Home Loan Bank of $102,195,000 collateralized by commercial mortgage loans. The Company also had secured federal funds of $18,885,000 with the Federal Reserve Bank. There were no amounts outstanding under any of the lines of credit discussed above at September 30, 2009.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service ("CDARS"). Time deposits include $74,369,000 of CDARS deposits which offer the Bank's customers the ability to receive FDIC insurance on deposits up to $250,000. The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $16,971,000 for the First Nine Months of 2009 compared with $17,482,000 for the First Nine Months of 2008. This decrease is attributable to the decreases in net income of $1,911,000, provision for loan losses of $500,000, the income taxes deferred and payable of $575,000 offset by pension liability of $2,009,000, stock-based compensation expense of $619,000, and the other normal fluctuations in asset and liability accounts of $153,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company's operations and capital expenditures in 2009, which are estimated to be less than $3,000,000.

The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates. For information regarding the market risk of the Company's financial instruments, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

There are several trends and uncertainties that may impact the Company's ability to generate revenues and income at the levels that it has in the past. In addition, these trends and uncertainties may impact available liquidity. Those that could significantly impact the Company include the general levels of interest rates, business activity, and energy costs as well as new business opportunities available to the Company.

As a financial institution, a significant source of the Company's earnings is generated from net interest income. Therefore, the prevailing interest rate environment is important to the Company's performance. A major portion of the Company's funding sources are the non-interest bearing accounts and drafts payable generated from its payment and information processing services. Accordingly, higher levels of interest rates will generally allow the Company to earn more net interest income. Conversely, a lower interest rate environment will generally tend to depress net interest income. The Company actively manages its balance sheet in an effort to maximize net interest income as the interest rate environment changes. This balance sheet management impacts the mix of earning assets maintained by the Company at any point in time. For example, in the lower interest rate environment currently faced by the Company, short-term relatively lower rate liquid investments are reduced in favor of longer term relatively higher yielding investments and loans.

The overall level of economic activity can have a significant impact on the Company's ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease. Lower levels of economic activity, as experienced during the past year, reduced both fee income (as fewer invoices were processed) and balances of accounts and drafts payable generated (as fewer invoices were processed and invoice amounts were lower) from the Company's freight customers as compared to levels achieved in earlier periods with relatively higher levels of business activity.

The relative level of energy costs can impact the Company's earnings and available liquidity. Higher levels of energy costs will tend to increase transportation and utility invoice amounts resulting in a corresponding increase in accounts and drafts payable. Increases in accounts and drafts payable generate higher interest income and improve liquidity. During the third quarter of 2008, the Company benefited from the rise in energy costs; however, by the end of 2008, energy costs had declined to more historically normal levels.

New business opportunities are an important component of the Company's strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2008, Utility Information Services added a significant amount of new business which generated increases in payment and processing fees as well as accounts and drafts payable. This new business was a significant addition for the Company; however, it is not necessarily indicative of growth that can be expected on an annual basis.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios at September 30, 2009 and December 31, 2008:

                                                     September 30, 2009           December 31, 2008
                                                 ------------------------     ------------------------
(In thousands)                                      Amount          Ratio        Amount          Ratio
----------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)
  Cass Information Systems, Inc.                 $  125,694         16.60%    $  115,028         15.93%
  Cass Commercial Bank                               48,647         10.42%        44,187         11.39%
Tier I capital (to risk-weighted assets)
  Cass Information Systems, Inc.                 $  118,202         15.61%    $  105,586         14.62%
  Cass Commercial Bank                               43,560          9.33%        39,782         10.26%
Tier I capital (to average assets)
  Cass Information Systems, Inc.                 $  118,202         11.69%    $  105,586         11.26%
  Cass Commercial Bank                               43,560          9.38%        39,782         10.35%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168"), which replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for annual or interim periods ending after September 15, 2009. As SFAS No. 168 is not intended to change or alter existing GAAP, it is not expected to impact our financial condition, results of operations or cash flows. The Company adopted SFAS No. 168 and has included the new Codification references ("ASC") in the Company's consolidated financial statements for the third quarter of 2009.

FASB ASC 805, "Business Combinations" ("FASB ASC 805") significantly changes how entities apply the acquisition method to business combinations. The most significant changes include: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria FASB ASC 420, "Exit or Disposal Cost Obligations," will be expensed as incurred; (f) transaction costs will be expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, FASB ASC 805 requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill roll forward. FASB ASC 805 is effective for all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of FASB ASC 805 apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and require any changes in those amounts to be recorded in earnings. FASB ASC 805 did not have an impact on the Company's financial condition, results of operations and the disclosures that are presented in the consolidated financial statements.

FASB ASC 820 "Fair Value Measurements and Disclosures" ("FASB ASC 820") (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FASB ASC 820 was adopted during the second quarter of 2009 and did not significantly impact the consolidated financial statements as shown in Note No. 13 to the consolidated financial statements.

Under FASB ASC 820 and FASB ASC 270, "Interim Reporting," a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FASB ASC 820 was adopted during the second quarter of 2009 and did not significantly impact the consolidated financial statements as shown in Note No. 14.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2009 has changed materially from that at December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and concluded that, as of such date, these controls and procedures were effective.

There were no changes in the Third Quarter of 2009 in the Company's internal control over financial reporting identified by the Company's principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      (a)   None
      (b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors implemented in the Third Quarter of 2009.

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

                                 CASS INFORMATION SYSTEMS, INC.


DATE: November 5, 2009           By            /s/ Eric H. Brunngraber
                                    --------------------------------------------
                                                 Eric H. Brunngraber
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)


DATE: November 5, 2009           By            /s/ P. Stephen Appelbaum
                                    --------------------------------------------
                                                 P. Stephen Appelbaum
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)