Form 10-K
period 2009-12-31
CASS INFORMATION SYSTEMS INC
filed 2010-03-11
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-20827

CASS INFORMATION SYSTEMS, INC.

(Exact Name of Registrant as Specified in its Charter)

Missouri	43-1265338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13001 Hollenberg Drive, Bridgeton, Missouri	63044	(314) 506-5500
(Address of Principal Executive Offices)	(Zip Code)	(Telephone Number, Incl. Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $.50	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $.50
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $278,909,000 based on the closing price of the common stock of $32.74 on June 30, 2009, as reported by The Nasdaq Global Select Market. As of March 5, 2010, the Registrant had 9,385,404 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference from the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

CASS INFORMATION SYSTEMS, INC.
FORM 10-K ANNUAL REPORT

Forward-looking Statements – Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in the section Part I, Item 1A, “Risk Factors”. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. (“Cass” or “The Company”) is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides transportation invoice rating, payment, audit, accounting and transportation information to many of the nation’s largest companies. It is also a processor and payer of utility invoices, including electricity, gas, and other facility related expenses. Additionally, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, cellular and communication equipment expense. Also the Company, through its wholly owned bank subsidiary, Cass Commercial Bank (“the Bank”), provides commercial banking services. The Bank’s primary focus is to support the Company’s payment operations and provide banking services to its target markets, which include privately owned businesses and churches and church-related ministries. Services include commercial and commercial real estate loans, checking, savings and time deposit accounts and other cash management services. The principal offices of the Company are at 13001 Hollenberg Drive, Bridgeton, Missouri 63044. Other operating locations are in Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Bank’s headquarters are also located at the Bridgeton location, and the Bank operates five other branches, four in the St. Louis metropolitan area and one in southern California.

Company Strategy and Core Competencies

Cass is an information services company with a primary focus on processing payables and payables-related transactions for large corporations located in the United States. Cass possesses four core competencies that encompass most of its processing services.

Data acquisition – This refers to the gathering of data elements from diverse, heterogeneous sources and the building of complete databases for our customers. Data is the raw material of the information economy. Cass gathers vital data from complex and diverse input documents, electronic media, proprietary databases and data feeds, including data acquired from vendor invoices as well as customer procurement and sales systems. Through its numerous methods of obtaining streams and pieces of raw data, Cass is able to assemble vital data into centralized data management systems and warehouses, thus producing an engine to create the power of information for managing critical corporate functions and processing systems.

Data management – Once data is assembled, Cass is able to utilize the power from derived information to produce significant savings and benefits for its clients. This information is integrated into customers’ unique financial and accounting systems, eliminating the need for internal accounting processing and providing internal and external support for these critical systems. Information is also used to produce management and exception reporting for operational control, feedback, planning assistance and performance measurement.

Business Intelligence – Receiving information in the right place at the right time and in the required format is paramount for business survival. Cass’ information delivery solutions provide reports, digital images, data files and retrieval capabilities through the Internet or directly into customer internal systems. Cass’ proprietary Internet management delivery system is the foundation for driving these critical functions. Transaction, operational, control, status and processing exception information are all delivered through this system creating an efficient, accessible and highly reliable asset for Cass customers.

Financial exchange – Since Cass is unique among its competition in that it owns a commercial bank, it is also able to manage the movement of funds from its customers to their suppliers. This is a distinguishing factor, which clearly requires the processing capability, operating systems and financial integrity of a banking organization. Cass provides immediate, accurate, controlled and protected funds management and transfer system capabilities for all of its customers. Old and costly check processing and delivery mechanisms are replaced with more efficient electronic cash management and funds transfer systems.

Cass’ core competencies allow it to perform the highest levels of transaction processing in an integrated, efficient and systematic approach. Not only is Cass able to process the transaction, it is also able to collect the data defining the transaction and effect the financial payment governing its terms.

Cass’ shared business processes – Accounting, Human Resources and Technology – support its core competencies. Cass’ accounting function provides the internal control systems to ensure the highest levels of accountability and protection for customers. Cass’ human resources department provides experienced people dedicated to streamlining business procedures and reducing expenses. Cass’ technology is proven and reliable. The need to safeguard data and secure the efficiency, speed and timeliness that govern its business is a priority within the organization. The ability to leverage technology over its strategic units allows Cass the advantage of deploying technology in a proven and reliable manner without hindering clients’ strategic business and system requirements.

These core competencies, enhanced through shared business processes, drive Cass’ strategic business units. Building upon these foundations, Cass continues to explore new business opportunities that leverage these competencies and processes.

Marketing, Customers and Competition

The Company, through its Transportation Information Services business unit, is one of the largest firms in the transportation bill processing and payment industry in the United States based on the total dollars of transportation bills paid and items processed. Competition consists of a few primary competitors and numerous small transportation bill audit firms located throughout the United States. While offering transportation payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Utility Information Services business unit, also competes with other companies, located throughout the United States, that pay utility bills and provide management reporting. Available data indicates that the Company is one of the largest providers of utility information processing and payment services. Cass’ Utility Information Services is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (“ESP”). The ESPs market the Company’s services adding value with their unique auditing, consulting and technological capabilities. Many of Cass’ services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. Also the Company, through its Telecom Information Services business unit, is a leader in the growing telecom expense management market, and competes with other companies located throughout the United States in this market.

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. Due to its ownership of a federally insured commercial bank, the Company is a bank holding corporation and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri. It was approved by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. The Company’s bank subsidiary encounters competition from numerous banks and financial institutions located throughout the St. Louis, Missouri metropolitan area and other areas in which the Bank competes. The Bank’s principal competitors, however, are large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks. The Bank targets its services to privately held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri, Orange County, California and other selected cities located throughout the United States.

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay®, Transdata®, TransInq®, Ratemaker®, Rate Advice®, First Rate®, Best Rate®, Rate Exchange® and CassPort®. The Company and its subsidiaries are not dependent on any one customer for a significant portion of their businesses. The Company and its subsidiaries have a varied client base with no individual client exceeding 10% of total revenue.

Employees

The Company and its subsidiaries had 646 full-time and 224 part-time employees as of March 2, 2010. Of these employees, the Bank had 61 full-time and two part-time employees.

Supervision and Regulation

The Company and its bank subsidiary are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Missouri Division of Finance, the Federal Reserve Bank (the “FRB”) and the Federal

Deposit Insurance Corporation (the “FDIC”). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision and examination by the FRB. The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB. Bank regulatory agencies use Capital Adequacy Guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the agencies may force certain remedial action to be taken. The Capital Adequacy Guidelines are of several types and include risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; guidelines that consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a bank holding company may leverage its equity capital base. For further discussion of the capital adequacy guidelines and ratios, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 2 of this report.

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

Website Availability of SEC Reports

Cass files annual, quarterly and current reports with the Securities and Exchange Commission (the “SEC”). Cass will, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, make available free of charge on its website each of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and its definitive proxy statements. The address of Cass’ website is: www.cassinfo.com. All reports filed with the SEC are available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549-0213 or for more information call the Public Reference Room at 1-800-SEC-0330. The SEC also makes all filed reports, proxy statements and information statements available on its website at www.sec.gov.

The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Financial Information about Segments

The services provided by the Company are classified in two reportable segments: Information Services and Banking Services. The revenues from external customers, net income and total assets by segment as of and for the three years ended December 31, 2009, are set forth in Item 8, Note 17 of this report.

Statistical Disclosure by Bank Holding Companies

For the statistical disclosure by bank holding companies refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1A. RISK FACTORS

This section highlights specific risks that could affect the Company’s business. Although this section attempts to highlight key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time, and Cass cannot predict such risks or estimate the extent to which they may affect the Company’s financial performance. In addition to the factors discussed elsewhere or incorporated by reference in this report, the identified risks that could cause actual results to differ materially include the following:

General political, economic or industry conditions may be less favorable than expected.

Local, domestic, and international economic, political and industry-specific conditions and governmental monetary and fiscal policies affect the industries in which the Company competes, directly and indirectly. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors outside of Cass’ control may adversely affect the Company. Economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Cass’ earnings. If the weak global economic conditions persist well into the future, the Company’s financial condition could be negatively impacted.

Unfavorable developments concerning customer credit quality could affect Cass’ financial results.

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

Cass’ customer base consists, in part, of lending concentrations in several segments and geographical areas. If any of these segments or areas is significantly affected by the general weak economic conditions that currently exist, the Company could experience increased credit losses, and its business could be adversely affected.

Fluctuations in interest rates could affect Cass’ net interest income and balance sheet.

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions’ net interest income. Fluctuations in interest rates affect Cass’ financial statements, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a continuation of the current low level of interest rates would have a negative impact on the Company’s net interest income.

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

The Company uses a variety of financial tools, models and other methods to anticipate customer behavior as part of its strategic and financial planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of Cass’ control could alter predicted customer borrowing, repayment, investment, deposit, and payable processing practices. Such a change in these practices could adversely affect Cass’ ability to anticipate business needs, including cash flow and its impact on liquidity, and to meet regulatory requirements.

Cass must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, the Company’s existing product and service offerings, technology and systems may become obsolete. Further, if Cass fails to adopt or develop new technologies or to adapt its products and services to emerging industry standards, Cass may lose current and future customers, which could have a material adverse effect on its business, financial condition and results of operations. The payment processing and financial services industries are changing rapidly and in order to remain competitive, Cass must continue to enhance and improve the functionality and features of its products, services and technologies. These changes may be more difficult or expensive than the Company anticipates.

Operational difficulties or security problems could damage Cass’ reputation and business.

The Company depends on the reliable operation of its computer operations and network connections from its clients to its systems. Any operational problems or outages in these systems would cause Cass to be unable to process transactions for its clients, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce client satisfaction with the Company’s products and services and harm Cass’ financial results. Cass also depends on the security of its systems. Company networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A material security problem affecting Cass could damage its reputation, deter prospects from purchasing its products, deter customers from using its products or result in liability to Cass.

Cass’ stock price can become volatile and fluctuate widely in response to a variety of factors.

The Company’s stock price can fluctuate based on factors that can include actual or anticipated variations in Cass’ quarterly results; new technology or services by competitors; unanticipated losses or gains due to unexpected events, including losses or gains on securities held for investment purposes; significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors; changes in accounting policies or practices; failure to integrate acquisitions or realize anticipated benefits from acquisitions; or changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, governmental intervention, interest rate changes, credit loss trends, low trading volume or currency fluctuations also could cause Cass’ stock price to decrease regardless of the Company’s operating results.

Competitive product and pricing pressure within Cass’ markets may change.

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

Management’s ability to maintain and expand customer relationships may differ from expectations.

The industries in which the Company operates are very competitive. The Company not only competes for business opportunities with new customers, but also competes to maintain and expand the relationships it has with its existing customers. The Company continues to experience pressures to maintain these relationships as its competitors attempt to capture its customers.

The introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the expansion of payment and processing activities to new markets, the expansion of products and services to existing markets and opening of new bank branches, may be less successful or may be different than anticipated. Such a result could adversely affect Cass’ business.

The Company makes certain projections as a basis for developing plans and strategies for its payment processing and banking products. If the Company does not accurately determine demand for its products and services, it could result in the Company incurring significant expenses without the anticipated increases in revenue, which could result in an adverse effect on its earnings.

Management’s ability to retain key officers and employees may change.

Cass’ future operating results depend substantially upon the continued service of Cass’ executive officers and key personnel. Cass’ future operating results also depend in significant part upon Cass’ ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and the Company cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Company to hire personnel over time. Cass’ business, financial condition and results of operations could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by Cass’ inability to attract and retain skilled employees.

Changes in regulation or oversight may have a material adverse impact on Cass’ operations.

The Company is subject to extensive regulation, supervision and examination by the Missouri Division of Finance, the FDIC, the FRB, the SEC and other regulatory bodies. Such regulation and supervision governs the activities in which the Company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Cass’ operations, investigations and limitations related to Cass’ securities, the classification of Cass’ assets and determination of the level of Cass’ allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Cass’ operations.

Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Company and its subsidiaries, could adversely affect Cass or the financial services industry in general.

The Company is subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that the Company will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of Cass’ efforts, which by itself could have a material adverse effect on Cass’ financial condition and operating results. Further, adverse determinations in such matters could result in actions by Cass’ regulators that could materially adversely affect Cass’ business, financial condition or results of operations. Please refer to Item 3, “Legal Proceedings.”

The Company’s accounting policies and methods are the basis of how Cass reports its financial condition and results of operations, and they require management to make estimates about matters that are inherently uncertain. In addition, changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact Cass’ financial statements.

The Company’s accounting policies and methods are fundamental to how Cass records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report Cass’ financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Company reporting materially different amounts than would have been reported under a different alternative.

Cass has identified four accounting policies as being “critical” to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. More information on Cass’ critical accounting policies is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

From time to time, the regulatory agencies, the Financial Accounting Standards Board (“FASB”), and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how management records and reports the Company’s financial condition and results of operations.

Cass is subject to examinations and challenges by tax authorities, which, if not resolved in the Company’s favor, could adversely affect the Company’s financial condition and results of operations.

In the normal course of business, Cass and its affiliates are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have an adverse effect on Cass’ financial condition and results of operations.

There could be terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Company.

The terrorist attacks in September 2001 in the United States and ensuing events, as well as the resulting decline in consumer confidence, had a material adverse effect on the economy. Any similar future events may disrupt Cass’ operations or those of its customers. In addition, these events had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm Cass’ operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm Cass’ stock price and may limit the capital resources available to its customers and the Company. This could have a significant impact on Cass’ operating results, revenues and costs and may result in increased volatility in the market price of Cass’ common stock.

There could be natural disasters, including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, which may adversely affect the general economy, financial and capital markets, specific industries, and the Company.

The Company has significant operations and customer base in Missouri, California, Ohio, Massachusetts, South Carolina, and other regions where natural disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural disasters at times have disrupted the local economy, Cass’ business and customers and have posed physical risks to Cass’ property. A significant natural disaster could materially affect Cass’ operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri. This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space. The Company also owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional facilities are located in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through March 2011, Greenville, South Carolina where approximately 8,500 square feet of office space is leased through November 2013, Wellington, Kansas where approximately 2,000 square feet of office space is leased through July 2011 and Columbus, Ohio where approximately 8,500 square feet of office space is leased through March 2013.

The Bank’s headquarters are also located at 13001 Hollenberg Drive, Bridgeton, Missouri. The Bank occupies approximately 20,500 square feet of the 61,500 square foot building. In addition, the Bank owns a banking facility near downtown St. Louis, Missouri that consists of approximately 1,750 square feet with adjoining drive-up facilities. The Bank has additional leased facilities in Maryland Heights, Missouri (2,500 square feet), Fenton, Missouri (2,000 square feet), Chesterfield, Missouri (2,850 square feet) and Santa Ana, California (3,400 square feet).

Management believes that these facilities are suitable and adequate for the Company’s operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is the defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware, which proceeding was initiated by Chapter 11 debtor LNT Services, Inc. (“LNT”), an affiliate of Linens N’ Things, on December 19, 2009. The LNT Chapter 11 bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding. Pursuant to Section 547 of the United States Bankruptcy Code, the LNT bankruptcy trustee, on behalf of LNT, seeks to avoid and recover $33,825,773.71 in allegedly preferential payments (“the Payments”) made to the Company. The Payments were received by the Company in the normal course of providing services to Linens N’ Things. The Company had been engaged under contract with Linens N’ Things to audit, process, and pay its freight carrier invoices. Accordingly, the Payments made to the Company were subsequently paid to the appropriate Linens N’ Things’ freight carriers as specified in the contract. While there is some uncertainty relating to any litigation, management is of the opinion that the Company has valid defenses to this claim.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes the outcome of these proceedings, including the LNT proceeding, will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 4. (REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of March 1, 2010, there were 168 holders of record of the Company’s common stock. High and low sale prices, as reported by The Nasdaq Global Select Market for each quarter of 2009 and 2008 were as follows:

	2009		2008
	High	Low	High	Low
1st Quarter	$33.60	$23.20	$34.87	$25.01
2nd Quarter	35.35	29.75	34.71	29.40
3rd Quarter	36.19	29.51	39.15	29.00
4th Quarter	31.39	27.46	36.50	27.14

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. Cash dividends paid per share by the Company during the two most recent fiscal years were as follows:

	2009	2008
March	$.130	$.120
June	.130	.120
September	.130	.120
December	.140	.130

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company’s common stock. The Company did not repurchase any shares in 2009 and repurchased 120,000 shares for $3,984,000 in 2008. As of December 31, 2009, 180,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Performance Quoted on The Nasdaq Stock Market for the last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (US) (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2004, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(In thousands except per share data)	2009	2008	2007	2006	2005
Fee revenue and other income	$51,238	$53,170	$48,200	$42,821	$38,653
Interest income on loans	36,003	34,204	36,288	36,164	32,214
Interest income on debt and equity securities	7,611	7,716	5,531	3,627	2,441
Other interest income	170	2,218	7,527	7,262	3,596
Total interest income	43,784	44,138	49,346	47,053	38,251
Interest expense on deposits	4,924	3,179	7,728	6,414	4,486
Interest expense on short-term borrowings	23	12	6	7	5
Interest on debentures and other	106	187	230	198	196
Total interest expense	5,053	3,378	7,964	6,619	4,687
Net interest income	38,731	40,760	41,382	40,434	33,564
Provision for loan losses	2,050	2,200	900	1,150	775
Net interest income after provision	36,681	38,560	40,482	39,284	32,789
Operating expense	66,385	65,564	62,739	58,277	55,216
Income before income tax expense	21,534	26,166	25,943	23,828	16,226
Income tax expense	5,405	7,160	8,148	8,367	4,982
Income from continuing operations	$16,129	$19,006	$17,795	$15,461	$11,244
Net loss from discontinued operations	—	—	—	(395)	(298)
Net income	16,129	19,006	17,795	15,066	10,946
Diluted earnings per share from continuing operations	$1.73	$2.03	$1.90	$1.65	$1.21
Diluted earnings per share	1.73	2.03	1.90	1.61	1.17
Dividends per share	.530	.490	.447	.400	.352
Dividend payout ratio	30.54%	24.14%	23.53%	24.84%	29.24%
Average total assets	$978,171	$922,471	$891,734	$839,208	$776,899
Average net loans	606,304	546,110	508,621	516,164	506,898
Average debt and equity securities	193,393	197,273	141,363	91,555	71,037
Average total deposits	375,572	241,844	279,831	278,546	290,555
Average subordinated convertible debentures	1,984	3,669	3,699	3,700	3,700
Average total shareholders’ equity	117,663	104,185	89,427	79,736	71,892
Return on average total assets	1.65%	2.06%	2.00%	1.80%	1.41%
Return on average equity	13.71	18.24	19.90	18.89	15.23
Average equity to assets ratio	12.03	11.29	10.03	9.50	9.25
Equity to assets ratio at year-end	12.79	12.00	11.01	9.78	9.20
Net interest margin	4.79	5.34	5.45	5.50	4.95
Allowance for loan losses to loans at year-end	1.29	1.09	1.26	1.31	1.19
Nonperforming assets to loans and foreclosed assets	.55	.57	.77	.16	.28
Net loan charge-offs to average loans outstanding	.04	.37	.24	.16	.10

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2009, 2008 and 2007. All share and per share data have been restated to give effect to the 10% stock dividend issued on December 17, 2007. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

Executive Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company’s services include transportation invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which include electricity, gas and telecommunications expenses, and is a provider of telecom expense management solutions. Cass extracts, stores and presents information from transportation, utility and telecommunication invoices, assisting its customers’ transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

The specific payment and information processing services provided to each customer are developed individually to meet each customer’s requirements, which can vary greatly. In addition, the degree of automation such as electronic data interchange, imaging, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general, however, Cass is compensated for its processing services through service fees and investment of account balances generated during the payment process. The amount, type and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates, which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest paid on its deposits and other borrowings. The Bank also assesses fees on other services such as cash management services.

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as transportation, utility and telecommunication payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. As lower levels of economic activity are encountered, such as those experienced in 2009, the number and total dollar amount of transactions processed by the Company may decline thereby reducing fee revenue, interest income, and possibly liquidity. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in the general level of interest rates can have a negative impact on net interest income.

Total fee revenue and other income in 2009 decreased $1,932,000, or 4%, and net interest income after provision for loan losses decreased $1,879,000, or 5%, while total operating expenses increased $821,000, or 1%. These results were driven by a 1,797,000, or 5%, decrease in items processed and $3,183,084,000, or 12%, decrease in dollars processed, plus the decline in the general level of interest rates. The asset quality of the Company’s loans and investments appears strong.

Currently, management views Cass’ major opportunity and challenge as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company’s lead in applied technology, which the Company believes, when combined with the security and processing controls of the Bank, makes Cass unique in the industry. While the current economic slow-down may reduce the short-term growth rate, management remains optimistic about the long-term prospects for growth.

Recent Developments

In December 2009, the Company’s subsidiary bank, Cass Commercial Bank, was required, along with all other Federal Deposit Insurance Corporation (“FDIC”) insured institutions, to prepay its FDIC insurance premium for the next three years. The total amount of the prepayment was $2,124,000. This amount was recorded as a prepaid asset and will be expensed on a pro-rata basis over three years.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for annual or interim periods ending after September 15, 2009. As SFAS No. 168 is not intended to change or alter existing GAAP, it is not expected to impact the Company’s financial condition, results of operations or cash flows. The Company adopted SFAS No. 168 and has included the new Codification references (“ASC”) herein.

Critical Accounting Policies

The Company has prepared all of the consolidated financial information in this report in accordance with the Codification. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

Allowance for Loan Losses.  The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management’s estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in the “Provision and Allowance for Loan Losses” section of this report. The Company’s estimates have been materially accurate in the past, and accordingly, we expect to continue to utilize the present processes.

Impairment of Assets.  The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and investments in private equity securities and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for fiscal years ended December 31, 2009, 2008 and 2007 and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value using Level 2 valuations calculated by an independent research firm. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with FASB ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Note 14 to the financial statements. The audit of the Company’s federal consolidated tax returns conducted by the Internal Revenue Service for fiscal years 2004 and 2005 resulted in no significant material adjustments.

Pension Plans.  The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2009, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 11 to the consolidated financial statements. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to FASB ASC 715, “Compensation — Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its consolidated balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Summary of Results

	December 31,			% Change
(In thousands except per share data)	2009	2008	2007	2009 v. 2008	2008 v. 2007
Total processing volume	34,619	36,416	32,740	(4.9)%	11.2%
Total processing dollars	$23,717,451	$26,900,535	$22,185,189	(11.8)	21.3
Payment and processing fees	$48,665	$50,721	$45,642	(4.1)	11.1
Net interest income after provision for loan losses	$36,681	$38,560	$40,482	(4.9)	(4.7)
Total net revenue	$87,919	$91,730	$88,682	(4.2)	3.4
Average earning assets	$894,951	$841,367	$809,739	6.4	3.9
Net interest margin*	4.79%	5.34%	5.45%
Net income	$16,129	$19,006	$17,795	(15.1)	6.8
Diluted earnings per share	$1.73	$2.03	$1.90	(14.8)	6.8
Return on average assets	1.65%	2.06%	2.00%
Return on average equity	13.71%	18.24%	19.90%

*	Presented on a tax-equivalent basis

The results of 2009 compared to 2008 include the following significant items:

Payment and processing fee revenue decreased as the number of transactions processed decreased. This decrease was driven mainly by the decline in the transportation base customer volumes as the global economic slowdown continued.

Net interest income after provision for loan losses decreased $1,879,000 primarily due to a decline in the general level of interest rates and a less favorable mix of funding sources. The net interest margin on a tax equivalent basis was 4.79% in 2009 compared to 5.34% in 2008. The growth in average earning assets was funded mainly by the increase in deposits.

Gains from the sale of securities were $697,000 in 2009 and $552,000 in 2008. Bank service fees and other income were approximately the same in 2009 and 2008. Operating expenses increased $821,000, or 1%.

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

Net interest income after provision for loan losses decreased $1,922,000 primarily due to both a decline in the general level of interest rates and an increase in the provision for loan losses. The net interest margin on a tax equivalent basis was 5.34% in 2008 compared to 5.45% in 2007. The growth in average earning assets was funded mainly by increases in accounts and drafts payable due to the increase in dollars processed.

There were $552,000 gains from the sale of securities in 2008 and no gains in 2007. Bank service fees decreased $352,000, or 21%, to $1,330,000. Other income from continuing operations decreased $309,000 in 2008 or 35%. Operating expenses from continuing operations increased $2,825,000, or 5%, due mainly to expenses relating to the increase in processing activity.

Fee Revenue and Other Income

The Company’s fee revenue is derived mainly from transportation and utility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes, fee revenue and other income were as follows:

	December 31,			% Change
(In thousands)	2009	2008	2007	2009 v. 2008	2008 v. 2007
Transportation invoice transaction volume	23,137	25,854	23,480	(10.5)%	10.1%
Transportation invoice dollar volume	$14,047,342	$17,482,520	$14,519,906	(19.6)	20.4
Utility transaction volume	11,482	10,562	9,260	8.7	14.1
Utility transaction dollar volume	$9,670,109	$9,418,015	$7,665,283	2.7	22.9
Payment and processing revenue	$48,665	$50,721	$45,642	(4.1)	11.1
Bank service fees	$1,324	$1,330	$1,682	(0.5)	(20.9)
Gains on sales of investment securities	$697	$552	—	26.3	NA
Other	$552	$567	$876	(2.6)	(35.3)

Fee revenue and other income in 2009 compared to 2008 include the following significant pre-tax components:

Transportation volume decreased by 2,717,000 transactions during the past year. This decrease was due mainly to the impact of the general economic slow down on existing customer processing activity. Utility volume experienced solid growth, adding more than 920,000 transactions in 2009. This growth was due mainly to new business. The reduction in transportation transaction volume drove the $2,056,000 decrease in payment and processing revenue.

Fee revenue and other income in 2008 compared to 2007 include the following significant pre-tax components:

Transportation volume increased by 2,374,000 transactions during the past year. This increase was due mainly to new business in 2008 somewhat offset by the impact of the general economic slow down on existing customer processing activity, particularly in the second half of the year. Utility volume experienced solid growth, adding more than 1,302,000 transactions in 2008. This growth was due mainly to new business. These transaction volume increases drove most of the $5,079,000 increase in payment and processing revenue.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2009	2008	2007	2009 v. 2008	2008 v. 2007
Average earning assets	$894,951	$841,366	$809,739	6.4%	3.9%
Net interest income*	$42,869	$44,966	$44,115	(4.7)	1.9
Net interest margin*	4.79%	5.34%	5.45%	(10.3)	(2.0)
Yield on earning assets*	5.35%	5.75%	6.43%	(7.0)	(10.6)
Rate on interest bearing liabilities	1.81%	2.16%	4.20%	(16.2)	(48.6)

*	Presented on a tax-equivalent basis using a tax rate of 34% in 2009 and 35% in 2008 and 2007.

Net interest income in 2009 compared to 2008:

The decrease in net interest income was caused by the decrease in net interest margin, partially offset by an increase in average earning assets. The increase in earning assets was funded mainly by the increase in deposits. The decrease in net interest margin was due mainly to the reduction in the general level of interest rates and a less favorable mix of funding sources. More information is contained in the tables below and in Item 7A of this report.

Total average loans increased $60,926,000, or 11%, to $613,259,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

Total average investment in securities decreased $3,880,000, or 2%, to $193,393,000. The investment portfolio will expand and contract over time as the interest rate environment changes and the Company manages its liquidity and interest rate position. All purchases were made in accordance with the Company’s investment policy. Total average federal funds sold and other short-term investments decreased $16,090,000, or 22%. This decrease offset the previously mentioned increase in loans.

The Bank’s average interest-bearing deposits increased $121,362,000, or 80%, compared to the prior year. The increase in deposits was required to offset the $99,342,000, or 18%, decrease in accounts and drafts payable that resulted from lower level of transportation invoice dollar volume. Average rates paid on interest-bearing liabilities decreased from 2.16% to 1.81% as a result of an overall decline in the interest rate environment during 2009.

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

Total average loans increased $37,210,000, or 7%, to $552,333,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

Total average investment in securities increased $55,910,000, or 40%, to $197,273,000. The investment portfolio will expand and contract over time as the interest rate environment changes and the Company manages its liquidity and interest rate position. The increase in 2008 was due to the purchase of state and political subdivision securities with AA or better credit ratings and maturities approaching ten years. With the declining interest rate environment, the Company made these purchases to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company’s investment policy. Total average federal funds sold and other short-term investments decreased $61,493,000, or 40%, to $91,760,000. This decrease was the primary offset to the previously mentioned increases in loans and investment securities.

The Bank’s average interest-bearing deposits decreased $33,634,000, or 18%, compared to the prior year. This decrease was primarily the result of the reduction of higher-cost time deposits. Average rates paid on interest-bearing liabilities decreased from 4.20% to 2.16% as a result of an overall decline in the interest rate environment during 2008 combined with the previously mentioned reduction in higher-cost time deposits.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2009			2008			2007
(In thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
Assets(1)
Earning assets
Loans(2),(3):
Taxable	$610,171	$35,872	5.88%	$548,500	$34,030	6.20%	$509,409	$36,021	7.07%
Tax-exempt(4)	3,088	202	6.54	3,833	268	6.97	5,714	411	7.19
Debt and equity securities(5):
Taxable	3,373	58	1.72	2,758	78	2.83	15,309	722	4.72
Tax-exempt(4)	190,020	11,620	6.12	194,515	11,750	6.04	126,054	7,398	5.87
Interest-bearing deposits in other financial institutions	29,825	72	0.24	17,196	375	2.18	10,276	337	3.28
Federal funds sold and other short-term investments	58,474	98	0.17	74,564	1,843	2.47	142,977	7,190	5.03
Total earning assets	894,951	47,922	5.35	841,366	48,344	5.75	809,739	52,079	6.43
Non-earning assets
Cash and due from banks	9,541			11,607			24,313
Premise and equipment, net	11,171			12,393			12,915
Bank owned life insurance	13,376			12,802			12,261
Goodwill and other intangibles	7,942			8,216			8,495
Other assets	48,145			42,310			30,513
Allowance for loan losses	(6,955)			(6,223)			(6,502)
Total assets	$978,171			$922,471			$891,734
Liabilities and Shareholders’ Equity(1)
Interest-bearing liabilities
Interest-bearing demand deposits	$127,952	$1,798	1.41%	$77,835	$1,086	1.40%	$67,719	$2,122	3.13%
Savings deposits	25,268	334	1.32	21,434	290	1.35	23,859	795	3.33
Time deposits >=$100	43,590	1,063	2.44	32,052	1,102	3.44	65,127	3,357	5.15
Other time deposits	76,585	1,729	2.26	20,712	701	3.38	28,962	1,454	5.02
Total interest-bearing deposits	273,395	4,924	1.80	152,033	3,179	2.09	185,667	7,728	4.16
Short-term borrowings	3,759	23	0.61	876	12	1.37	138	6	4.35
Subordinated debentures	1,984	106	5.34	3,669	187	5.10	3,699	230	5.33
Total interest bearing liabilities	279,138	5,053	1.81	156,578	3,378	2.16	189,504	7,964	4.20
Non-interest bearing liabilities
Demand deposits	102,177			89,811			94,164
Accounts and drafts payable	459,888			559,230			504,678
Other liabilities	19,305			12,667			13,961
Total liabilities	860,508			818,286			802,307
Shareholders’ equity	117,663			104,185			89,427
Total liabilities and shareholders’ equity	$978,171			$922,471			$891,734
Net interest income		$42,869			$44,966			$44,115
Net interest margin		4.79%			5.34%			5.45%
Interest spread		3.54%			3.59%			2.23%

(1)	Balances shown are daily averages.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.

(3)	Interest income on loans includes net loan fees of $409,000, $310,000 and $202,000 for 2009, 2008 and 2007, respectively.
(4)	Interest income is presented on a tax-equivalent basis assuming a tax rate of 34% for 2009, and 35% for 2008 and 2007. The tax-equivalent adjustment was approximately $4,138,000, $4,206,000 and $2,733,000 for 2009, 2008 and 2007, respectively.
(5)	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2009 Over 2008			2008 Over 2007
(In thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Increase (decrease) in interest income:
Loans(2),(3):
Taxable	$3,689	$(1,847)	$1,842	$2,643	$(4,634)	$(1,991)
Tax-exempt(4)	(49)	(17)	(66)	(132)	(11)	(143)
Debt and equity securities:
Taxable	15	(35)	(20)	(433)	(211)	(644)
Tax-exempt(4)	(274)	144	(130)	4,129	223	4,352
Interest-bearing deposits in other financial institutions	165	(468)	(303)	177	(139)	38
Federal funds sold and other short-term investments	(328)	(1,417)	(1,745)	(2,593)	(2,754)	(5,347)
Total interest income	$3,218	$(3,640)	$(422)	$3,791	$(7,526)	$(3,735)
Interest expense on:
Interest-bearing demand deposits	$704	8	712	$281	$(1,317)	$(1,036)
Savings deposits	51	(7)	44	(74)	(431)	(505)
Time deposits >=$100	333	(372)	(39)	(1,363)	(892)	(2,255)
Other time deposits	1,331	(303)	1,028	(350)	(403)	(753)
Short-term borrowings	21	(10)	11	13	(7)	6
Subordinated debentures	(90)	9	(81)	(16)	(27)	(43)
Total interest expense	2,350	(675)	1,675	(1,509)	(3,077)	(4,586)
Net interest income	$868	$(2,965)	$(2,097)	$5,300	$(4,449)	$851

(1)	The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)	Average balances include nonaccrual loans.
(3)	Interest income includes net loan fees.
(4)	Interest income is presented on a tax-equivalent basis assuming a tax rate of 34% in 2009 and 35% in 2008 and 2007.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $641,957,000 and represented 63% of the Company's total assets as of December 31, 2009 and generated $36,003,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2009.

Loans by Type

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Commercial and industrial	$93,371	$118,044	$100,827	$113,162	$146,892
Real estate: (Commercial and church)
Mortgage	469,097	412,788	360,907	352,044	348,554
Construction	74,407	56,221	31,082	29,779	28,170
Industrial revenue bonds	2,676	3,363	4,149	6,293	4,514
Installment	—	—	—	—	107
Other	2,406	1,560	1,490	2,847	1,069
Total loans	$641,957	$591,976	$498,455	$504,125	$529,306

Loans by Maturity
(At December 31, 2009)

	One Year Or Less		Over 1 Year Through 5 Years		Over 5 Years
(In thousands)	Fixed Rate	Floating Rate(1)	Fixed Rate	Floating Rate(1)	Fixed Rate	Floating Rate(1)	Total
Commercial and industrial	$5,481	$62,222	$20,733	$4,811	$124	$—	$93,371
Real estate (Commercial and Church):
Mortgage	52,511	29,793	358,430	21,402	6,961	—	469,097
Construction	21,784	35,319	7,609	9,695	—	—	74,407
Industrial revenue bonds	22	—	2,654	—	—	—	2,676
Other	1,338	915	151	2	—	—	2,406
Total loans	$81,136	$128,249	$389,577	$35,910	$7,085	—	$641,957

(1)	Loans have been classified as having “floating” interest rates if the rate specified in the loan varies with the prime commercial rate of interest. Note: Due to the historically low interest rates encountered during 2008 and continuing during 2009 the Company instituted a 4% floor for its prime lending rate.

The Company has no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table and as are discussed in Item 8, Note 4 of this report. As can be seen in the loan composition table above and as are discussed in Item 8, Note 4 the Company's primary market niche for banking services is privately held businesses and churches and church-related ministries.

Loans to commercial entities are generally secured by the business assets of the borrower, including accounts receivable, inventory, machinery and equipment, and the real estate from which the borrower operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer-by-customer basis based on various factors including the type of business. Intermediate term credit for machinery and equipment is generally provided at some percentage of the value of the equipment purchased, depending on the type of machinery or equipment purchased by the entity. Loans secured exclusively by real estate to businesses and churches are generally made with a maximum 80% loan to value ratio, depending upon the Company's estimate of the resale value and ability of the property to generate cash. The Company's loan policy requires an independent appraisal for all loans over $250,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such real estate loans. When problems are identified, appraised values are updated on a continual basis, either internally or through an updated external appraisal.

Loan portfolio changes from December 31, 2008 to December 31, 2009:

Total loans increased $49,981,000, or 8%, to $641,957,000. This increase was the result of two primary factors: 1) the continued successful implementation of new marketing efforts by the Company’s lending staff and 2) the negative impact of the credit crisis on many of the Company’s competitors resulted in more attractive loan growth opportunities. The growth in real estate construction loans was primarily due to increased activity in the church portfolio as was the case in 2008. At year-end, church and church-related real estate and construction loans totaled $371,126,000, which represents a 20% increase over 2008. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Loan portfolio changes from December 31, 2007 to December 31, 2008:

Total loans increased $93,521,000, or 19%, to $591,976,000. This increase was the result of two primary factors: 1) the successful implementation of new marketing efforts by the Company’s lending staff and 2) the negative impact of the credit crisis on many of the Company’s competitors resulted in more attractive loan growth opportunities. The growth in real estate construction loans was primarily due to increased activity in the church portfolio. At year-end, church and church-related real estate and construction loans totaled $310,329,000, which represents a 22% increase over 2007. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $2,050,000 in 2009, $2,200,000 in 2008, and $900,000 in 2007. The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the allowance for loan losses in relation to probable losses in the loan portfolio. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan charge-offs of $217,000, $2,029,000, and $1,212,000 in 2009, 2008 and 2007, respectively. The allowance for loan losses was $8,284,000 at December 31, 2009 compared to $6,451,000 at December 31, 2008 and $6,280,000 at December 31, 2007. The year-end 2009 allowance represented 1.29% of outstanding loans, compared to 1.09% at year-end 2008 and 1.26% at year-end 2007. From December 31, 2008 to December 31, 2009, the level of nonperforming loans increased $389,000 from $1,219,000 to $1,608,000, which represents .25% of outstanding loans. Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific allowances on commercial, commercial real estate, and construction loans based on individual review of these loans and an estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation. The Company assigns an allowance amount consistent with each loan's rating category. The allowance amount is based on derived loss experience over prescribed periods. In addition to the amounts derived from the loan grades, a portion is added to the general allowance to take into account other factors including national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the related balance. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

The following schedule summarizes activity in the allowance for loan losses and the allocation of the allowance to the Company’s loan categories. During 2009, the allocation to the real estate portfolio increased primarily due to the $74,495,000 in additional loan balances.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Allowance at beginning of year	$6,451	$6,280	$6,592	$6,284	$6,037
Loans charged-off:
Commercial and industrial, industrial revenue bonds (“IRB’s”)	109	2,120	337	864	532
Real estate: (Commercial and church)
Mortgage	291	—	1,038	—	22
Construction	—	—	—	—	—
Other	—	53	—	—	1
Total loans charged-off	400	2,173	1,375	864	555
Recoveries of loans previously charged-off:
Commercial and industrial, IRB’s	180	136	159	22	10
Real estate: (Commercial and church)
Mortgage	3	—	4	—	13
Construction	—	—	—	—	—
Other	—	8	—	—	4
Total recoveries of loans previously charged-off	183	144	163	22	27
Net loans charged-off	217	2,029	1,212	842	528
Provision charged to expense	2,050	2,200	900	1,150	775
Allowance at end of year	$8,284	$6,451	$6,280	$6,592	$6,284
Loans outstanding:
Average	$613,259	$552,333	$515,123	$522,367	$512,966
December 31	641,957	591,976	498,455	504,125	529,306
Ratio of allowance for loan losses to loans outstanding:
Average	1.35%	1.17%	1.22%	1.26%	1.23%
December 31	1.29%	1.09%	1.26%	1.31%	1.19%
Ratio of net charge-offs to average loans outstanding.	04%	.37%	.24%	.16%	.10%
Allocation of allowance for loan losses(1):
Commercial and industrial, IRB’s	$1,511	$1,521	$3,380	$3,507	$3,419
Real estate: (Commercial and church)
Mortgage	5,953	4,343	2,564	2,723	2,645
Construction	809	569	318	271	200
Other	11	18	18	91	20
Total	$8,284	$6,451	$6,280	$6,592	$6,284
Percentage of categories to total loans:
Commercial and industrial, IRB’s	14.9%	20.5%	21.1%	22.5%	28.6%
Real estate: (Commercial and church)
Mortgage	73.1	69.7	72.4	69.8	65.9
Construction	11.6	9.5	6.2	5.9	5.3
Other	0.4	0.3	0.3	1.8	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectability of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual and renegotiated loans, which would have been recorded under the original terms of the loans, was approximately $134,000 for the year ended December 31, 2009. Of this amount, approximately $131,000was actually recorded as interest income on such loans.

Total nonaccrual loans at December 31, 2009 consists of five loans totaling $1,608,000 that relate to businesses/churches that have weak financial positions and/or collateral deficiencies. Allocations of the allowance for loan losses have been established for the estimated loss exposure.

Foreclosed assets and accruing loans 90 days or more past due were $1,910,000 and $0, respectively, at December 31, 2009. The foreclosed assets relate to the foreclosure of two loans which were secured by commercial real estate buildings in St. Louis County and St. Charles County, Missouri. These buildings are currently listed for sale and have been recorded at their estimated fair value less costs to sell. The decrease in accruing loans 90 days or more past due is primarily related to one borrower who paid off the loan during 2009.

The Company does not have any foreign loans. The Company's loan portfolio does not include a significant amount of single family real estate mortgages, as the Company does not market its services to retail customers. Also, the Company had no sub-prime mortgage loans or residential development loans in its portfolio in any of the years presented.

The Company does not have any other interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Summary of Nonperforming Assets

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Commercial and industrial, IRB’s:
Nonaccrual	$—	$278	$1,277	$795	$983
Contractually past due 90 days or more and still accruing	—	41	496	—	—
Renegotiated loans	—	—	—	—	—
Real estate – mortgage:
Nonaccrual	1,608	900	708	—	—
Contractually past due 90 days or more and still accruing	—	—	—	—	481
Renegotiated loans	—	—	—	—	—
Total nonperforming loans	$1,608	$1,219	$2,481	$795	$1,464
Total foreclosed assets	1,910	2,177	1,388	—	—
Total nonperforming assets	$3,518	$3,396	$3,869	$795	$1,464

Operating Expenses

Operating expenses in 2009 compared to 2008 include the following significant pre-tax components:

Salaries and employees benefits expense increased $891,000, or 2%, to $50,614,000. This is mainly attributable to higher pension costs.

Occupancy expense increased $168,000, or 8%, to $2,396,000 as a result of additional maintenance and repairs expense plus an increase in rent expense.

Equipment expense increased $17,000, or less than 1%, to $3,348,000.

Amortization of intangibles decreased $58,000, or 21%, to $222,000 because the software from the 2004 PROFITLAB, Inc. acquisition was fully amortized during the third quarter of 2009.

Other operating expense increased $821,000, or 1%, to $66,385,000 primarily due to an increase of $729,000 in FDIC insurance expense.

Operating expenses in 2008 compared to 2007 include the following significant pre-tax components:

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

Amortization of intangibles was $280,000 in 2008 and 2007.

Other operating expense decreased $30,000, or less than 1%, to $10,002,000 due to reductions in postage and supplies, promotional expense and professional services offset by an increase in other real estate owned expense.

Income Tax Expense

Income tax expense in 2009 totaled $5,405,000 compared to $7,160,000 in 2008, and $8,148,000 in 2007. When measured as a percent of income, the Company’s effective tax rate was 25% in 2009, 27% in 2008 and 31% in 2007. The effective tax rate varies from year-to-year primarily due to changes in the Company’s amount of investment in tax-exempt municipal bonds.

Investment Portfolio

Investment portfolio changes from December 31, 2008 to December 31, 2009:

All U.S. Treasury securities matured during 2009. State and political subdivision securities increased $31,679,000, or 16%, to $224,597,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the size of the investment portfolio increased as the Company purchased state and political subdivision securities. These securities all had AA or better credit ratings and maturities approaching ten years. With the additional liquidity provided by the increase in deposits and the declining rate environment, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company’s investment policy. As of December 31, 2009, the Company had no mortgage-backed securities in its portfolio.

Investment portfolio changes from December 31, 2007 to December 31, 2008:

U.S. Treasury securities decreased $1,796,000, or 90%, to $200,000. U.S. government-sponsored corporation and agency securities decreased from $1,499,000 to $0. State and political subdivision securities increased $25,440,000, or 15%, to $192,918,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the size of the investment portfolio increased as the Company purchased state and political subdivision securities. These securities all had AA or better credit ratings and maturities approaching ten years. With the additional liquidity provided by the increase in accounts and drafts payables and the declining rate environment, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company’s investment policy. As of December 31, 2008, the Company had no mortgage-backed securities in its portfolio.

There was no single issuer of securities in the investment portfolio at December 31, 2009 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type

	December 31,
(In thousands)	2009	2008	2007
U.S. Treasury securities	$—	$200	$1,996
U.S. government-sponsored corporations and agencies	—	—	1,499
State and political subdivisions	224,597	192,918	167,478
Total investments	$224,597	$193,118	$170,973

Investment in Debt Securities by Maturity
(At December 31, 2009)

(In thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Yield
State and political subdivisions	$4,905	$47,710	$93,795	$78,187	6.07%
Weighted average yield(1)	5.47%	5.83%	6.23%	6.08%	6.07%

(1)	Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 34%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased $9,851,000, or 10%, from December 31, 2008 to $113,151,000 at December 31, 2009. The average balances of these deposits increased $12,366,000, or 14%, from 2008 to $102,177,000 in 2009. These balances are primarily maintained by commercial customers and churches and can fluctuate on a daily basis.

Interest-bearing deposits increased $150,484,000, or 86%, from December 31, 2008 to $324,725,000 at December 31, 2009. The average balances of these deposits increased to $273,395,000 in 2009 from $152,033,000 in 2008. This increase came from new and existing customers who transferred deposits from lower-yielding investment accounts at other institutions and was the result of efforts by the Company to replace the funding lost by the decline in accounts and drafts payable discussed in the following paragraph.

Accounts and drafts payable generated by the Company in its payment processing operations decreased $48,774,000, or 10%, from December 31, 2008 to $430,251,000 at December 31, 2009 The average balance of these funds decreased $99,342,000, or 18%, from 2008 to $459,888,000 in 2009. The decrease relates to the decrease in transportation invoice dollars processed. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

In response to the financial crisis, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. In addition, the U.S. Treasury Department announced that it had been authorized to purchase equity stakes in participating U.S. financial institutions. Under this program, known as the Troubled Asset Relief Program — Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury Department made capital available to participating U.S. financial institutions in exchange for, generally, preferred stock. Further, after receiving a recommendation from the boards of the FDIC and the FRB, the U.S. Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. After careful assessment, and due to its strong capital base, the Company chose not to participate in the TARP Capital Purchase Program.

The Company elected to participate in the Temporary Liquidity Guarantee Program, as not participating could have put the Company at a competitive disadvantage without the 100% FDIC guarantee of its non-interest bearing transaction deposit accounts. The FDIC guarantee of senior debt was not a factor in the Company’s decision process, as it has no senior debt outstanding. The cost of this program is 10 basis points or approximately $40,000 on an annual basis based upon the additional covered deposits at December 31, 2009.

Maturities of Certificates of Deposits of $100,000 or More

(In thousands)	December 31, 2009
Three months or less	$43,557
Three to six months	31,970
Six to twelve months	8,946
Over twelve months	3,289
Total	$87,762

Subordinated Convertible Debentures

Total subordinated convertible debentures at December 31, 2009 and 2008 were $0 and $2,991,000, respectively and the average balances of these funds were $1,984,000 and $3,669,000, respectively. The debentures were issued on August 24, 2004 as part of the Company’s purchase of PROFITLAB, Inc. and all debentures have been converted to Cass common stock as of December 31, 2009. For more information on these debentures please refer to Item 8, Note 9 of this report.

Liquidity

The discipline of liquidity management as practiced by the Company seeks to ensure that funds are available to fulfill all payment obligations relating to invoices processed as they become due, meet depositor withdrawal requests and borrower credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of funds. Primary liquidity to meet demand is provided by short-term liquid assets that can be converted to cash, maturing securities and the ability to obtain funds from external sources. The Company's Asset/Liability Committee (“ALCO”) has direct oversight responsibility for the Company's liquidity position and profile. Management considers both on-balance sheet and off-balance sheet items in its evaluation of liquidity.

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, and were $79,294,000 at December 31, 2009, an increase of $49,809,000, or 169%, from December 31, 2008. At December 31, 2009 these assets represented 8% of total assets. The Company increased liquid assets during 2009 as a result of the increase in deposits. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $224,597,000 at December 31, 2009, an increase of $31,479,000 or 16% from December 31, 2008. These assets represented 22% of total assets at December 31, 2009 and all were state and political subdivision securities. Of the total portfolio, 2% mature in one year or less, 21% mature after one year through five years and 77% mature after five years. The Company sold $21,906,000 of securities available-for-sale during 2009 in managing its liquidity position and to take advantage of favorable reinvestment opportunities.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $76,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $20,000,000; Frost National Bank, $10,000,000 and JPM Chase Bank, $6,000,000. The Company had secured lines of credit with the Federal Home Loan Bank of $126,711,000 collateralized by commercial mortgage loans. The Company also had secured federal funds of $18,961,000 with the Federal Reserve Bank. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2009 or 2008.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2009, 2008 and 2007 were $19,079,000, $22,030,000 and $23,652,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2010. The Company anticipates the annual capital expenditures for 2010 will be consistent with the last few years and, accordingly, should range from $1 million to $3 million. As in the past, 2010 capital expenditures are expected to consist primarily of equipment and software related to its payment and information processing services business.

There are several trends and uncertainties that may impact the Company’s ability to generate revenues and income at the levels that it has in the past. In addition, these trends and uncertainties may impact available liquidity. Those that could significantly impact the Company include the general levels of interest rates, business activity, and energy costs as well as new business opportunities available to the Company.

As a financial institution, a significant source of the Company’s earnings is generated from net interest income. Therefore, the prevailing interest rate environment is important to the Company’s performance. A major portion of the Company’s funding sources are the non-interest bearing accounts and drafts payable generated from its payment and information processing services. Accordingly, higher levels of interest rates will generally allow the Company to earn more net interest income. Conversely, a lower interest rate environment will generally tend to depress net interest income. The Company actively manages its balance sheet in an effort to maximize net interest income as the interest rate environment changes. This balance sheet management impacts the mix of earning assets maintained by the Company at any point in time. For example, in the lower interest rate environment currently faced by the Company, short-term relatively lower rate liquid investments are reduced in favor of longer term relatively higher yielding investments and loans. With the primary source of liquidity reduced in this low interest rate environment, a greater reliance is placed on secondary sources of liquidity including borrowing lines, the ability of the Bank to generate deposits, and the investment portfolio to ensure overall liquidity remains at acceptable levels.

The overall level of economic activity can have a significant impact on the Company’s ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease. Lower levels of economic activity, as experienced in 2009 and 2008, reduced both fee income (as fewer invoices were processed) and balances of accounts and drafts payable generated (as fewer invoices were processed and invoice amounts were lower) from the Company’s transportation customers as compared to levels achieved in earlier periods with relatively higher levels of business activity.

The relative level of energy costs can impact the Company’s earnings and available liquidity. Higher levels of energy costs will tend to increase transportation and utility invoice amounts resulting in a corresponding increase in accounts and drafts payable. Increases in accounts and drafts payable generate higher interest income and improve liquidity. During the third quarter of 2008, the Company benefited from the rise in energy costs; however, by the end of 2008 and during 2009, energy costs had declined to more historically normal levels.

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2009 new business was added in both the Information Services and Banking Services segments. The new business in the Information Services segment was offset by the decline in base customer volumes as the economic downturn had a dramatic negative impact on the Company’s transportation customers. The Banking Services segment was able to grow both loans and deposits as it was well positioned (i.e., strong capital and liquidity) to take advantage of weaknesses in its competitors brought on by the difficult economic conditions encountered during 2009.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2009 as shown in Item 8, Note 2 of this report.

In 2009, cash dividends paid were $.53 per share for a total of $4,925,000, an increase of $426,000, or 9%, compared to $.49 per share for a total of $4,499,000 in 2008. The increase is attributable primarily to the per share amount paid.

Shareholders' equity was $129,568,000, or 13%, of total assets, at December 31, 2009, an increase of $23,327,000 over the balance at December 31, 2008. This increase resulted from net income of $16,129,000, $2,990,000 related to the conversion of subordinated debentures, a decrease in other comprehensive loss of $5,692,000, the pension adjustment per FASB ASC 715 of $1,540,000, and $1,901,000 related to stock bonuses, which were offset by cash dividends paid of $4,925,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2009, unappropriated retained earnings of $6,352,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company’s common stock. The Company did not repurchase any shares during 2009 and repurchased 120,000 shares during 2008. As of December 31, 2009, 180,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

As discussed earlier in this report, after careful assessment, and due to its strong capital base, the Company chose not to participate in the TARP Capital Purchase Program.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2009, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2009, the balance of loan commitments, standby and commercial letters of credit were $25,149,000, $15,115,000 and $1,764,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2009:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease commitments	$3,117	$857	$1,075	$655	$530
Time deposits	115,742	103,020	11,887	835	—
Total	$118,859	$103,877	$12,962	$1,490	$530

During 2009, the Company contributed $3,200,000 to its noncontributory defined benefit pension plan. The contribution had no significant effect on the Company’s overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2009 these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	6.50%
Rate of increase in compensation levels	4.00%
Expected long-term rate of return on assets	7.25%

Impact of New Accounting Pronouncements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied by the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, as discussed below, the Company's asset/liability position often differs significantly from most other bank holding companies with significant positive cumulative “gaps” shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of the Company, which generate large balances of accounts and drafts payable. These balances, which are noninterest bearing, contribute to the Company’s historical high net interest margin but cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

The Company’s ALCO measures the Company's interest rate risk sensitivity on a quarterly basis to monitor and manage the variability of earnings and fair market value of equity in various interest rate environments. The ALCO evaluates the Company's risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings and value or whether the Company can safely increase risk to enhance returns. The ALCO uses gap reports, twelve-month net interest income simulations, and fair market value of equity analyses as its main analytical tools to provide management with insight into the Company's exposure to changing interest rates.

Management uses a gap report to review any significant mismatch between the re-pricing points of the Company’s rate sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities re-price in that particular time frame and, if rates rise, these liabilities will re-price faster than the assets. A positive gap would indicate the opposite. Gap reports can be misleading in that they capture only the re-pricing timing within the balance sheet, and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments and embedded options risk relates to the potential for the alteration of the level and/or timing of cash flows given changes in rates.

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2009, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2009:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	9%	7%
+100 basis points	5%	3%
Stable rates	—	—
-100 basis points	(3%)	(3%)
-200 basis points	(4%)	(2%)

Interest Rate Sensitivity Position

The following table presents the Company’s gap or interest rate risk position at December 31, 2009 for the various time periods indicated.

(In thousands)	Variable Rate	0-90 Days	91-180 Days	181-364 Days	1-5 Years	Over 5 Years	Total
Earning assets:
Loans:
Taxable	$167,726	$37,794	$25,498	$16,255	$384,922	$7,086	$639,281
Tax-exempt	—	—	22	—	2,654	—	2,676
Debt and equity securities(1):
Tax-exempt	—	—	1,185	3,631	43,689	164,146	212,651
Other	792	—	—	—	—	—	792
Federal funds sold and other short-term investments	73,531	—	—	—	—	—	73,531
Total earning assets	$242,049	$37,794	$26,705	$19,886	$431,265	$171,232	$928,931
Interest-sensitive liabilities:
Money market accounts	$119,751	$—	$—	$—	$—	$—	$119,751
Now accounts	58,893	—	—	—	—	—	58,893
Savings deposits	30,339	—	—	—	—	—	30,339
Time deposits:
$100K and more	—	43,557	31,969	8,946	3,290	—	87,762
Less than $100K	9,138	7,393	2,017	9,432	—	—	27,980
Federal funds purchased and other short-term borrowing	26	—	—	—	—	—	26
Total interest-bearing liabilities	$218,147	$50,950	$33,986	$18,378	$3,290	$—	$324,751
Interest sensitivity gap:
Periodic	$23,902	$(13,156)	$(7,281)	$1,508	$427,975	$171,232	$604,180
Cumulative	23,902	10,746	3,465	4,973	432,948	604,180	604,180
Ratio of interest-bearing assets to interest-bearing liabilities:
Periodic	1.11	0.74	0.79	1.08	131.08	—	2.86
Cumulative	1.11	1.04	1.01	1.02	2.33	2.86	2.86

(1)	Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2009	2008
Assets
Cash and due from banks	$5,763	$10,043
Interest-bearing deposits in other financial institutions	33,426	16,670
Federal funds sold and other short-term investments	40,105	2,772
Cash and cash equivalents	79,294	29,485
Securities available-for-sale, at fair value	224,597	193,118
Loans	641,957	591,976
Less: Allowance for loan losses	8,284	6,451
Loans, net	633,673	585,525
Premises and equipment, net	10,451	11,617
Investments in bank-owned life insurance	13,644	13,093
Payments in excess of funding	22,637	21,865
Goodwill	7,471	7,471
Other intangible assets, net	375	597
Other assets	20,839	22,457
Total assets	$1,012,981	$885,228
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$113,151	$103,300
Interest-bearing	324,725	174,241
Total deposits	437,876	277,541
Accounts and drafts payable	430,251	479,025
Subordinated convertible debentures	—	2,991
Short-term borrowings	26	305
Other liabilities	15,260	19,125
Total liabilities	883,413	778,987
Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 20,000,000 shares authorized and 9,949,324 shares issued at December 31, 2009 and 2008	4,975	4,975
Additional paid-in capital	45,696	45,746
Retained earnings	92,401	81,197
Common shares in treasury, at cost (564,119 and 775,288 shares at December 31, 2009 and 2008, respectively)	(13,323)	(18,264)
Accumulated other comprehensive loss	(181)	(7,413)
Total Shareholders’ equity	129,568	106,241
Total Liabilities and shareholders’ equity	$1,012,981	$885,228

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except share and per share data)	2009	2008	2007
Fee Revenue and Other Income:
Information services payment and processing revenue	$48,665	$50,721	$45,642
Bank service fees	1,324	1,330	1,682
Gains on sales of securities	697	552	—
Other	552	567	876
Total fee revenue and other income	51,238	53,170	48,200
Interest Income:
Interest and fees on loans	36,003	34,204	36,288
Interest and dividends on securities:
Taxable	58	78	722
Exempt from federal income taxes	7,553	7,638	4,809
Interest on federal funds sold and other short-term investments	170	2,218	7,527
Total interest income	43,784	44,138	49,346
Interest Expense:
Interest on deposits	4,924	3,179	7,728
Interest on short-term borrowings	23	12	6
Interest on subordinated convertible debentures	106	187	230
Total interest expense	5,053	3,378	7,964
Net interest income	38,731	40,760	41,382
Provision for loan losses	2,050	2,200	900
Net interest income after provision for loan losses	36,681	38,560	40,482
Total net revenue	87,919	91,730	88,682
Operating Expense:
Salaries and employee benefits	50,614	49,723	46,965
Occupancy	2,396	2,228	2,106
Equipment	3,348	3,331	3,356
Amortization of intangible assets	222	280	280
Other operating	9,805	10,002	10,032
Total operating expense	66,385	65,564	62,739
Income before income tax expense	21,534	26,166	25,943
Income tax expense	5,405	7,160	8,148
Net income	$16,129	$19,006	$17,795
Basic Earnings Per Share	$1.76	$2.08	$1.95
Diluted Earnings Per Share	1.73	2.03	1.90

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$16,129	$19,006	17,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,039	4,336	3,186
Net gains on sales of securities	(697)	(552)	—
Stock-based compensation expense	1,881	1,026	678
Provisions for loan losses	2,050	2,200	900
Deferred income tax (benefit) expense	(650)	1,575	1,409
(Decrease) increase in income tax liability	(869)	1,393	743
Decrease in pension liability	(398)	(4,013)	(992)
FDIC insurance prepayment	(2,124)	—	—
Other operating activities, net	(282)	(2,941)	(67)
Net cash provided by operating activities	19,079	22,030	23,652
Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	21,906	20,867	—
Proceeds from maturities of securities available-for-sale	5,655	11,106	52,500
Purchase of securities available-for-sale	(51,160)	(54,460)	(120,304)
Net (increase) decrease in loans	(50,198)	(95,550)	3,158
Increase in payments in excess of funding	(772)	(10,201)	(2,331)
Purchases of premises and equipment, net	(1,077)	(1,240)	(2,112)
Net cash used in investing activities	(75,646)	(129,478)	(69,089)
Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	9,851	10,110	(13,397)
Net increase in interest-bearing demand and savings deposits	104,390	6,813	3,269
Net increase (decrease) in time deposits	46,094	(12,978)	(6,170)
Net (decrease) increase in accounts and drafts payable	(48,774)	(34,709)	45,341
Cash proceeds from exercise of stock options	20	24	15
Cash dividends paid	(4,925)	(4,499)	(4,118)
Purchase of common shares of treasury	—	(3,984)	—
Other financing activities, net	(280)	86	63
Net cash provided by (used in) financing activities	106,376	(39,137)	25,003
Net increase (decrease) in cash and cash equivalents	49,809	(146,585)	(20,434)
Cash and cash equivalents at beginning of period	29,485	176,070	196,504
Cash and cash equivalents at end of period	$79,294	$29,485	176,070
Supplemental information:
Cash paid for interest	$5,128	$3,665	8,119
Cash paid for income taxes	5,677	4,949	6,258
Transfer of loans to foreclosed assets	—	788	1,300

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance, December 31, 2006	$4,556	$17,896	$81,516	$(17,077)	$(2,970)	$83,921
Net income			17,795			17,795	17,795
Cash dividends ($.447 per share)			(4,118)			(4,118)
10% common stock dividend	419	28,159	(28,590)			(12)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax					1,184	1,184	1,184
FASB ASC 715 adjustment, net of tax					(146)	(146)	(146)
FASB ASC 740 adjustment			87			87
Issuance of 47,432 common shares pursuant to stock-based compensation plan		(938)		938		—
Exercise of stock options		6		9		15
Tax benefit of stock awards		36				36
Stock-based compensation expense		678				678
Subordinated debenture conversion				12		12
Balance, December 31, 2007	$4,975	$45,837	$66,690	$(16,118)	$(1,932)	$99,452
Comprehensive income for 2007							$18,833
Net income			19,006			19,006	19,006
Cash dividends ($.49 per share)			(4,499)			(4,499)
Purchase of 120,000 shares				(3,984)		(3,984)
Other comprehensive income (loss):
Reclassification adjustments for gains included in net income, net of tax					(359)	(359)	(359)
Net unrealized gain on securities available-for-sale, net of tax					867	867	867
FASB ASC 715 adjustment, net of tax					(5,989)	(5,989)	(5,989)
Issuance of 31,924 common shares pursuant to stock-based compensation plan		(705)		705		—
Exercise of stock options		(282)		306		24
Stock-based compensation expense		1,026				1,026
Subordinated debenture conversion		(130)		827		697
Balance, December 31, 2008	$4,975	$45,746	$81,197	$(18,264)	$(7,413)	$106,241
Comprehensive income for 2008							$13,525
Net income			16,129			16,129	16,129
Cash dividends ($.53 per share)			(4,925)			(4,925)
Other comprehensive income (loss):
Reclassification adjustments for gains included in net income, net of tax					(453)	(453)	(453)
Net unrealized gain on securities available-for-sale, net of tax					6,145	6,145	6,145
FASB ASC 715 adjustment, net of tax					1,540	1,540	1,540
Issuance of 38,636 common shares pursuant to stock-based compensation plan		(910)		910		—
Exercise of stock options		(388)		408		20
Stock-based compensation expense		1,881				1,881
Subordinated debenture conversion		(633)		3,623		2,990
Balance, December 31, 2009	$4,975	$45,696	$92,401	$(13,323)	$(181)	$129,568
Comprehensive income for 2009							$23,361

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

Summary of Operations Cass Information Systems, Inc. (the “Company”) provides payment and information services, which include processing and payment of transportation, utility and telecommunications invoices. These services include the acquisition and management of data, information delivery and financial exchange. The consolidated balance sheet captions, “Accounts and drafts payable” and “Payments in excess of funding,” consist of obligations related to the payment services that are performed for customers. The Company also provides a full range of banking services to individual, corporate and institutional customers through Cass Commercial Bank (the “Bank”), its wholly owned bank subsidiary.

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

Use of Estimates In preparing the consolidated financial statements, Company management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements. A significant estimate, which is particularly susceptible to change in a short period of time, is the determination of the allowance for loan losses.

Cash and Cash Equivalents For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments as segregated in the accompanying consolidated balance sheets to be cash equivalents.

Investment in Debt Securities The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a marketplace recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted to interest income over the estimated lives of the securities using the level-yield method. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method.

Allowance for Loan Losses The allowance for loan losses is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management’s approach, which provides for general and specific allocations, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessments of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management’s judgment, deserve current recognition in estimating loan losses.

Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies  – (continued)

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

Foreclosed Assets Real estate acquired as a result of foreclosure is initially recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair value less estimated selling costs. Fair value is generally determined through the receipt of appraisals. Any write down to fair value at the time the property is acquired is recorded as a charge-off to the allowance for loan losses. Any decline in the fair value of the property subsequent to acquisition is recorded as a charge to non-interest expense.

Treasury Stock Purchases of the Company’s common stock are recorded at cost. Upon reissuance, treasury stock is reduced based upon the average cost basis of shares held.

Comprehensive Income Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale securities and pension liability adjustments and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive income.

Loans Interest on loans is recognized based upon the principal amounts outstanding. It is the Company’s policy to discontinue the accrual of interest when there is reasonable doubt as to the collectability of principal or interest. Subsequent payments received on such loans are applied to principal if there is any doubt as to the collectability of such principal; otherwise, these receipts are recorded as interest income. The accrual of interest on a loan is resumed when the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Loan origination and commitment fees on originated loans, net of certain direct loan origination costs, are deferred and amortized to interest income using the level-yield method over the estimated lives of the related loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies  – (continued)

the Company determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. The Company uses its nonaccrual methods as discussed above for recognizing interest on impaired loans.

Information Services Revenue A majority of the Company’s revenues are attributable to fees for providing services. These services include transportation invoice rating, payment processing, auditing, and the generation of accounting and transportation information. The Company also processes, pays and generates management information from electric, gas, telecommunications and other invoices. The specific payment and information processing services provided to each customer are developed individually to meet each customer’s specific requirements. The Company enters into service agreements with customers typically for fixed fees per transaction that are invoiced monthly. Revenues are recognized in the period services are rendered and earned under the service agreements, as long as collection is reasonably assured.

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

Stock-Based Compensation Effective January 1, 2006, the Company adopted FASB ASC 718 “Accounting for Stock Options and Other Stock-based Compensation” which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. FASB ASC 718 also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2009, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 11. The Company adopted FASB ASC 715, “Compensation — Retirement Benefits,” on December 31, 2006. FASB ASC 715 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to ASC 715, the Company has recognized the funded status of its defined benefit postretirement plan in its consolidated balance sheet and has recognized changes in that funded status through comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies  – (continued)

Impact of New Accounting Pronouncements

None.

Note 2
Capital Requirements and Regulatory Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2009 and 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2009, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2009, unappropriated retained earnings of $6,352,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2
Capital Requirements and Regulatory Restrictions  – (continued)

The Company’s and the Bank’s actual and required capital amounts and ratios as are as follows:

	Actual		Capital Requirements		Requirement to Be Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2009
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$130,187	16.69%	$62,414	8.00%	$	N/A	N/A%
Cass Commercial Bank	50,853	10.34	39,361	8.00		49,202	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	121,903	15.63	31,207	4.00		N/A	N/A
Cass Commercial Bank	44,864	9.12	19,681	4.00		29,521	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	121,903	11.28	32,414	3.00		N/A	N/A
Cass Commercial Bank	44,864	8.75	15,374	3.00		25,623	5.00
At December 31, 2008
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$115,028	15.93	$57,780	8.00%	$	N/A	N/A%
Cass Commercial Bank	44,187	11.39	31,027	8.00		38,784	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	105,586	14.62	28,890	4.00		N/A	N/A
Cass Commercial Bank	39,782	10.26	15,514	4.00		23,270	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	105,586	11.26	28,133	3.00		N/A	N/A
Cass Commercial Bank	39,782	10.35	11,528	3.00		19,213	5.00

Note 3
Investment in Debt Securities

Effective July 1, 2009, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures.” Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$212,651	$11,970	$24	$224,597
Total	$212,651	$11,970	$24	$224,597

	December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury securities	$200	$—	$—	$200
State and political subdivisions	189,729	3,790	601	192,918
Total	$189,929	$3,790	$601	$193,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3
Investment in Debt Securities  – (continued)

The fair values of securities with unrealized losses are as follows:

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(In thousands)
State and political subdivisions	$1,415	$24	$—	$—	$1,415	$24
Total	$1,415	$24	$—	$—	$1,415	$24

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(In thousands)
State and political subdivisions	$41,813	$601	$—	$—	$41,813	$601
Total	$41,813	$601	$—	$—	$41,813	$601

There were two securities (none greater than 12 months) in an unrealized loss position as of December 31, 2009. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

There were 45 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2008. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2009
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$4,816	$4,905
Due after 1 year through 5 years	44,852	47,710
Due after 5 years through 10 years	87,929	93,795
Due after 10 years	75,054	78,187
No stated maturity	—	—
Total	$212,651	$224,597

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2009 and 2008 were $18,265,000 and $200,000, respectively.

Proceeds from sales of debt securities classified as available-for-sale were $21,906,000 in 2009 and $20,867,000 in 2008. Gross realized gains and losses on the sales in 2009 and 2008 were $699,000 and $2,000, and $567,000 and $15,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4
Loans

A summary of loan categories is as follows:

	December 31,
(In thousands)	2009	2008
Commercial and industrial	$93,371	$118,044
Real estate:
Mortgage – Commercial	154,797	141,585
Mortgage – Church & related	314,300	271,203
Construction – Commercial	17,581	17,095
Construction – Church & related	56,826	39,126
Industrial revenue bonds	2,676	3,363
Other	2,406	1,560
Total loans	$641,957	$591,976

The Company originates commercial, industrial and real estate loans to businesses and churches throughout the metropolitan St. Louis, Missouri area, Orange County, California and other selected cities in the United States. The Company does not have any particular concentration of credit in any one economic sector; however, a substantial portion of the commercial and industrial loans are extended to privately-held commercial companies in these market areas, and are generally secured by the assets of the business. The Company also has a substantial portion of real estate loans secured by mortgages that are extended to churches in its market area and selected cities in the United States.

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors are summarized below. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectability.

(In thousands)	2009
Aggregate balance, January 1	$919
New loans	123
Payments	(460)
Aggregate balance, December 31	$582

A summary of the activity in the allowance for loan losses is as follows:

	December 31,
(In thousands)	2009	2008	2007
Balance, January 1	$6,451	$6,280	$6,592
Provision charged to expense	2,050	2,200	900
Loans charged off	(400)	(2,173)	(1,375)
Recoveries of loans previously charged off	183	144	163
Net loan charge-offs	(217)	(2,029)	(1,212)
Balance, December 31	$8,284	$6,451	$6,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4
Loans  – (continued)

The following is a summary of information pertaining to impaired loans:

	December 31,
(In thousands)	2009	2008
Impaired loans without a valuation allowance	$—	$41
Impaired loans with a valuation allowance	1,608	1,178
Allowance for loan losses related to impaired loans	493	480

Impaired loans consist primarily of renegotiated loans, nonaccrual loans and loans greater than 90 days past due and still accruing interest. Nonaccrual loans were $1,608,000 and $1,178,000 at December 31, 2009 and 2008, respectively. Loans delinquent 90 days or more and still accruing interest totaled $0 at December 31, 2009 and $41,000 at December 31, 2008. The average balances of impaired loans during 2009, 2008 and 2007 were $1,568,000, $1,927,000 and $2,227,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $134,000, $86,000 and $163,000 for 2009, 2008 and 2007, respectively. Income that was recognized on nonaccrual loans was $131,000, $56,000 and $149,000 for 2009, 2008 and 2007 respectively. There are two foreclosed loans with a book value of $1,910,000 which have been reclassified as other real estate owned (included in other assets) as of December 31, 2009.

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses”. At December 31, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. The total principal balance of impaired loans measured at fair value at December 31, 2009 was $1,115,000.

Note 5
Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2009	2008
Land	$873	$873
Buildings	10,491	10,468
Leasehold improvements	1,823	1,823
Furniture, fixtures and equipment	10,890	11,182
Purchased software	4,948	4,162
Internally developed software	3,433	3,433
	$32,458	$31,941
Less accumulated depreciation and amortization	22,007	20,324
Total	$10,451	$11,617

Total depreciation and amortization charged to expense in 2009, 2008 and 2007 amounted to $2,243,000, $2,394,000, and $2,239,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2020. Rental expense for 2009, 2008 and 2007 was $814,000, $729,000 and $646,000, respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5
Premises and Equipment  – (continued)

(In thousands)	Amount
2010	$857
2011	612
2012	463
2013	398
2014	257
2015 and after	530
Total	$3,117

Note 6
Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company’s consolidated balance sheets. The total balances of these investments at December 31, 2009 and 2008 were $520,000 and $605,000, respectively.

Note 7
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350, “Goodwill and Other Intangible Assets,” which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company’s intangible assets are as follows:

	December 31, 2009			December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Software	$862	$(862)		$862	$(747)
Customer List	750	(375)		750	(268)
Total	1,612	(1,237)		1,612	(1,015)
Unamortized intangible assets:
Goodwill	7,698	(227	)(1)	7,698	(227	)(1)
Total unamortized intangibles	7,698	(227)		7,698	(227)
Total intangible assets	$9,310	$(1,464)		$9,310	$(1,242)

(1)	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

Software is amortized over four to five years and the customer list that was acquired in the NTransit purchase is amortized over seven years on a straight-line basis. Goodwill includes $3,073,000 acquired in 2006 in the NTransit purchase. The weighted average remaining amortization period at December 31, 2009 was four years for all amortized intangible assets combined. Amortization of intangible assets amounted to $222,000, $280,000 and $280,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated future amortization of intangibles is as follows: $107,000 in 2010, 2011 and 2012 and $54,000 in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2009	2008
NOW and money market deposit accounts	$178,644	$81,353
Savings deposits	30,339	23,240
Time deposits:
Less than $100	27,980	22,389
$100 or more	87,762	47,259
Total	$324,725	$174,241

Interest on deposits consists of the following:

	December 31,
(In thousands)	2009	2008	2007
NOW and money market deposit accounts	$1,797	$1,086	$2,122
Savings deposits	335	290	795
Time deposits:
Less than $100	1,729	701	1,454
$100 or more	1,063	1,102	3,357
Total	$4,924	$3,179	$7,728

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2009		2008
(In thousands)	Amount	Percent of Total	Amount	Percent of Total
Due within:
One year	$103,021	89.0%	$65,410	93.9%
Two years	9,362	8.1%	2,592	3.7%
Three years	2,524	2.2%	436	0.6%
Four years	615	0.5%	699	1.1%
Five years	220	0.2%	511	0.7%
Total	$115,742	100.0%	$69,648	100.0%

Note 9
Subordinated Convertible Debentures and Unused Available Lines of Credit

On August 24, 2004, the Company issued $3,700,000 of 5.33% subordinated convertible debentures in partial consideration for the acquisition of the assets of PROFITLAB, Inc. Interest was payable annually on the anniversary date of the acquisition. During 2008, several debt holders converted $697,000 of the principal balance into 35,808 shares of the Company’s common stock in accordance with the conversion provisions, resulting in an ending principal balance of $2,991,000. During 2009, the remaining principal balance was converted into 153,612 shares, and as such no convertible debentures are outstanding as of December 31, 2009.

As of December 31, 2009, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $76,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $20,000,000; Frost National Bank, $10,000,000 and JPM Chase Bank, $6,000,000. The Company had secured lines of credit with the Federal Home Loan Bank of $126,711,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9
Subordinated Convertible Debentures and Unused Available Lines of Credit  – (continued)

collateralized by commercial mortgage loans. The Company also had secured federal funds of $18,961,000 with the Federal Reserve Bank. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2009 or 2008.

Note 10
Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2009.

2009
Shares outstanding at January 1	9,174,036
Issuance of common stock:
Issued under stock-based compensation plan	38,636
Stock options/SARs exercised	18,921
Subordinated debt conversion	153,612
Stock repurchased	—
Shares outstanding at December 31	9,385,205

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Under the treasury stock method, outstanding stock options and SARs are dilutive when the average market price of the Company’s common stock, combined with the effect of any unamortized compensation expense, exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of the current market value.

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2009	2008	2007
Basic
Net income	$16,129	$19,006	$17,795
Weighted-average common shares outstanding	9,156,673	9,150,342	9,145,499
Basic earnings per share	$1.76	$2.08	$1.95
Diluted
Basic net income	$16,129	$19,006	$17,795
Net income effect of 5.33% convertible debentures	55	96	109
Diluted net income	$16,184	$19,102	$17,904
Weighted-average common shares outstanding	9,156,673	9,150,342	9,145,499
Effect of dilutive restricted stock, stock options and SARs	124,420	106,851	111,119
Effect of convertible debentures	92,976	174,557	189,940
Weighted-average common shares outstanding assuming dilution	9,374,069	9,431,750	9,446,558
Diluted earnings per share	$1.73	$2.03	$1.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11
Employee Benefit Plans

Defined Benefit Plan

The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers most of its employees. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years.

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2009	2008
Projected benefit obligation:
Balance, January 1	$32,823	$30,211
Service cost	1,606	1,523
Interest cost	2,080	1,947
Actuarial gain (loss)	1,099	(34)
Benefits paid	(1,020)	(824)
Balance, December 31	$36,588	$32,823
Plan assets:
Fair value, January 1	$25,596	$28,690
Actual return	5,586	(8,170)
Employer contribution	3,200	5,900
Benefits paid	(1,020)	(824)
Fair value, December 31	$33,362	$25,596
Funded status:
Accrued pension liability	$(3,226)	$(7,227)

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2009 and 2008 the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve. For 2007, the discount rate was based on the Citigroup Pension Liability Curve.

	2009	2008	2007
Weighted average discount rate	6.25%	6.50%	6.50%
Rate of increase in compensation levels	4.00%	4.00%	4.25%

The accumulated benefit obligation was $29,747,000 and $26,304,000 as of December 31, 2009 and 2008, respectively. The Company expects to contribute approximately $1,800,000 to the Plan in 2010. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2010	$1,133,000
2011	1,121,000
2012	1,111,000
2013	1,110,000
2014	1,098,000
2015-2019	5,587,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11
Employee Benefit Plans  – (continued)

The Plan’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2009	2008	2007
Service cost – benefits earned during the year	$1,606	$1,523	$1,622
Interest cost on projected benefit obligations	2,080	1,947	1,771
Expected return on plan assets	(1,880)	(2,108)	(1,865)
Net amortization and deferral	873	66	197
Net periodic pension cost	$2,679	$1,428	$1,725

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2009	2008	2007
Weighted average discount rate	6.50%	6.50%	6.00%
Rate of increase in compensation levels	4.00%	4.25%	4.25%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%

The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation is a balance between fixed income equity investments, with a target allocation of approximately 50% fixed income, 34% US equity and 16% Non-US equity. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity components are invested in pooled large cap, small/mid cap and Non-US stocks. Theassumed long-term rate of return on assets, which falls within the expected range, is 7.25% as derived below:

Asset Class	Expected Long-Term Return on Class	X	Allocation	=	Assumption
Fixed Income	4 – 6%		50%		2.0 – 3.0%
US Equity	6 – 10%		34%		2.0 – 3.4%
Non-US Equity	6 – 11%		16%		1.0 – 1.8%
					5.0 – 8.2%

	Fair Value Measurements as of December 31, 2009
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash	$184	$184	$—
Equity securities
U. S. Large Cap Growth	2,902	—	2,902
U. S. Large Cap Value	2,884	—	2,884
U. S. Small/Mid Cap Growth	1,161	—	1,161
U. S. Small/Mid Cap Value	1,171	—	1,171
Non-U. S. Core	5,325	—	5,325
U. S. Large Cap Passive	3,245	—	3,245
Fixed Income
U. S. Core Opportunistic	11,880	—	11,880
U. S. Passive	4,610	—	4,610
Total	$33,362	$184	$33,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11
Employee Benefit Plans  – (continued)

Supplemental Executive Retirement Plan

The Company also has an unfunded supplemental executive retirement plan (“SERP”) which covers key executives of the Company. The SERP is a noncontributory plan in which the Company’s subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as the Plan.

A summary of the activity in the SERP’s projected benefit obligation, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2009	2008
Benefit obligation:
Balance, January 1	$4,210	$4,263
Service cost	33	59
Interest cost	278	267
Benefits paid	(317)	(33)
Actuarial loss (gain)	1,165	(346)
Balance, December 31	$5,369	$4,210

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2009 and 2008, the Plan’s expected benefit cash flows were discounted using the Citigroup Above Median Curve. For 2007, the discount rate was based on the Citigroup Pension Liability Curve.

	2009	2008	2007
Weighted average discount rate	6.00%	7.00%	6.50%
Rate of increase in compensation levels	4.00%	4.00%	4.25%

The accumulated benefit obligation was $3,696,000 and $3,378,000 as of December 31, 2009 and 2008, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid were $317,000 in 2009, $33,000 in 2008 and $32,000 in 2007. Expected future benefits payable by the Company over the next 10 years are as follows:

Amount
2010	$238,000
2011	238,000
2012	237,000
2013	236,000
2014	235,000
2015-2019	1,369,000

The SERP’s pension cost included the following components:

	December 31,
(In thousands)	2009	2008	2007
Service cost – benefits earned during the year	$33	$59	$44
Interest cost on projected benefit obligations	278	267	233
Net amortization and deferral	130	170	249
Net periodic pension cost	$441	$496	$526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11
Employee Benefit Plans  – (continued)

The pre-tax amounts in accumulated other comprehensive loss as of December 31, were as follows:

	The Plan		SERP
(In thousands)	2009	2008	2009	2008
Prior service cost	$41	$49	$101	$152
Net actuarial loss	10,180	13,651	2,449	1,363
Total	$10,221	$13,700	$2,550	$1,515

The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2009 expected to be recognized as components of net periodic benefit cost in 2010 for the Plan are $8,000 and $555,000, respectively. The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2009, expected to be recognized as components of net periodic benefit cost in 2010 for SERP are $50,000 and $206,000 respectively.

The Company also maintains a noncontributory profit sharing plan, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2009, 2008 and 2007 was $3,668,000, $4,339,000 and $4,097,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2009, 2008 and 2007 were $470,000, $444,000, and $430,000, respectively.

Note 12
Stock-based Compensation

On January 16, 2007, the Board approved, and on April 16, 2007, the Company’s shareholders approved, the 2007 Omnibus Incentive Stock Plan (“the Omnibus Plan”) to provide incentive opportunities for key employees and non-employee directors and to align the personal financial interests of such individuals with those of the Company’s shareholders. The Omnibus Plan permits the issuance of up to 880,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and outstanding. Restricted shares are amortized to expense over the three-year vesting period. Options currently vest over a period not to exceed seven years. The plans authorize the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not qualify (non-statutory stock options) and grants of restricted shares of common stock. The Company issues shares out of treasury stock for restricted shares and option exercises. These plans have been superseded by the Omnibus Plan and accordingly, all remaining unissued shares under these plans have been cancelled.

Restricted Stock

Changes in restricted shares outstanding for the year ended December 31, 2009 were as follows:

	Shares	Fair Value
Balance at December 31, 2008	68,564	$30.72
Granted	38,636	27.30
Vested	(31,235)	29.50
Balance at December 31, 2009	75,965	$28.97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12
Stock-based Compensation  – (continued)

During 2008 and 2007, 32,254 shares and 47,432 shares, respectively, were granted with weighted average per share market values at date of grant of $29.18 in 2008 and $33.66 in 2007. The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $1,194,000 for 2009, $942,000 for 2008 and $648,000 for 2007. As of December 31, 2009, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,121,000 and the related weighted average period over which it is expected to be recognized is approximately .7 years.

Stock Options

Changes in options outstanding for the year ended December 31, 2009 were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2008	69,536	$15.24
Exercised	(25,416)	$11.08
Balance at December 31, 2009	44,120	$17.65
Exercisable at December 31, 2009	16,534	$16.41

The total intrinsic value of options exercised during 2009 was $445,000. The total intrinsic value of options exercised during 2008 was $542,000. The average remaining contractual term for options outstanding as of December 31, 2009 was 2.35 years and the aggregate intrinsic value was $563,000. The average remaining contractual term for options exercisable as of December 31, 2009 was 2.04 years and the aggregate intrinsic value was $231,000.

A summary of the activity of the non-vested options during 2009 is shown below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	56,520	$2.46
Vested	(28,934)	$2.13
Non-vested at December 31, 2009	27,586	$2.81

As of December 31, 2009, the total unrecognized compensation expense related to non-vested stock options was $59,000 and the related weighted average period over which it is expected to be recognized is approximately 2.5 years. For the year ended December 31, 2009, there were 7,989 non-qualified options exercised and 17,427 incentive stock options exercised. During 2009, the Company recognized stock option expense of $31,000.

Stock Appreciation Rights (SARs)

There were 121,943 SARs granted during the year ended December 31, 2009. The Company uses the Black-Scholes option-pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the $6.20 per share fair value.

Year Ended December 31, 2009
Risk-free interest rate	1.94%
Expected life	7 yrs.
Expected volatility	27.00%
Expected dividend yield	2.02%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12
Stock-based Compensation  – (continued)

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield for the period equal to the expected life of the options at the time of the grant. The expected life was derived using the historical exercise activity. The Company uses historical volatility for a period equal to the expected life of the options using average monthly closing market prices of the Company’s stock. The expected dividend yield is determined based on the Company’s current rate of annual dividends.

During 2009, the Company recognized SARs expense of $656,000. As of December 31, 2009, the total unrecognized compensation expense related to stock appreciation rights was $828,000, and the related weighted average period over which it is expected to be recognized is 1.6 years. Changes in SARs outstanding for the year ended December 31, 2009 were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2008	109,755	$28.41
Granted	121,943	$25.77
Exercised	(436)	$28.41
Balance at December 31, 2009	231,262	$27.02
Exercisable at December 31, 2009	36,143	$28.41

Note 13
Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2009	2008	2007
Postage and supplies	$2,171	$2,579	$2,830
Promotional expense	1,508	1,587	1,629
Professional fees	1,388	1,481	2,018
Outside service fees	1,956	1,520	1,432
Data processing services	339	352	272
Telecommunications	550	592	585
Other	1,893	1,891	1,266
Total other operating expense	$9,805	$10,002	$10,032

Note 14
Income Taxes

The components of income tax expense (benefit) from continuing operations are as follows:

	For the Years Ended December 31,
(In thousands)	2009	2008	2007
Current:
Federal	$5,458	$4,408	$5,373
State	597	1,177	1,366
Deferred:
Federal	(602)	1,446	1,294
State	(48)	129	115
Total income tax expense	$5,405	$7,160	$8,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14
Income Taxes  – (continued)

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 34% for 2009 and 35% for 2008 and 2007 to income from continuing operations before income tax expense, to reported income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2009	2008	2007
Expected income tax expense	$7,322	$9,158	$9,080
(Reductions) increases resulting from:
Tax-exempt income	(2,798)	(2,924)	(1,952)
State taxes, net of federal benefit	694	849	963
Change in tax contingencies	296	364	350
Other, net	(109)	(287)	(293)
Total income tax expense	$5,405	$7,160	$8,148

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Allowance for loan losses	$3,160	$2,459
ASC 715 pension funding liability	4,824	5,728
Net operating loss carryforward(1)	463	498
Deferred revenue	27	36
Stock compensation	691	318
Supplemental executive retirement plan accrual	319	277
Other	76	81
Total deferred tax assets	9,560	9,397
Deferred tax liabilities:
Premises and equipment	(290)	(147)
Pension	(1,856)	(1,705)
Intangible/assets	(567)	(526)
Unrealized gain on investment in securities available-for-sale	(4,181)	(1,116)
Other	(225)	(143)
Total deferred tax liabilities	(7,119)	(3,637)
Net deferred tax assets	2,441	5,760

(1)	As of December 31, 2009, the Company had approximately $1,343,000 of net operating loss carryforwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carryforward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carryforward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2009 or 2008, due to management’s belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14
Income Taxes  – (continued)

ASC 740 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken, resulting in the recognition of a cumulative effect of change in accounting principle of $87,000, which was recorded as an increase to retained earnings as of January 1, 2007.

The following table presents a reconciliation of the total beginning and ending amounts of unrecognized tax benefits:

(In thousands)	2009	2008
Balance at January 1	$1,399	$1,033
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	119	75
Changes in unrecognized tax benefits as a result of tax position taken during the current year	387	346
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(155)	(55)
Balance at December 31	$1,750	$1,399

The total amount of federal and state unrecognized tax benefits at December 31, 2009 that, if recognized, would affect the effective tax rate was $1,466,000, net of federal tax benefit.

The Company believes it is reasonably possible that the total amount of tax benefits will decrease by approximately $401,000 over the next twelve months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of interest recorded during the years ended December 31, 2009, 2008 and 2007 was $34,000, $60,000 and $36,000, respectively. The amount of interest recognized for all tax years subject to examination was $147,000 and $114,000 for years ended December 31, 2009 and 2008, respectively. There were no penalties for unrecognized tax benefits accrued at December 31, 2009 and 2008, nor did the Company recognize any expense for penalties during 2009, 2008 and 2007.

The Company is subject to income tax in the U. S. federal jurisdiction and numerous state jurisdictions. The Company’s federal income tax returns for 2004 and 2005 have been examined by the Internal Revenue Service (“IRS”). U.S. federal income tax returns for tax year 2006 through 2008 remain subject to examination by the IRS. In addition, the Company is subject to state tax examinations for the tax years 2005 through 2008.

Note 15
Contingencies

The Company is the defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware, which proceeding was initiated by Chapter 11 debtor LNT Services, Inc. (“LNT”), an affiliate of Linens N’ Things, on December 19, 2009. The LNT Chapter 11 bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding. Pursuant to Section 547 of the United States Bankruptcy Code, the LNT bankruptcy trustee, on behalf of LNT, seeks to avoid and recover $33,825,773.71 in allegedly preferential payments (“the Payments”) made to the Company. The Payments were received by the Company in the normal course of providing services to Linens N’ Things. The Company had been engaged under contract with Linens N’ Things to audit, process, and pay its freight carrier invoices. Accordingly, the Payments made to the Company were subsequently paid to the appropriate Linens N’ Things’ freight carriers as specified in the contract. While there is some uncertainty relating to any litigation, management is of the opinion that the Company has valid defenses to this claim.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15
Contingencies  – (continued)

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes the outcome of these proceedings, including the LNT proceeding, will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

Note 16
Disclosures about Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2009 and 2008, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The approximate remaining terms of commercial and standby letters of credit range from less than one to five years. Since these financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2009	2008
Conditional commitments to extend credit	$25,149	$33,525
Standby letters of credit	15,115	7,585
Commercial letters of credit	1,764	3,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16
Disclosures about Financial Instruments  – (continued)

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2009		2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$79,294	$79,294	$29,485	$29,485
Investment in debt securities	224,597	224,597	193,118	193,118
Loans, net	633,673	634,598	585,525	588,991
Accrued interest receivable	5,294	5,294	4,836	4,836
Total	$942,858	$943,783	$812,964	$816,430
Balance sheet liabilities:
Deposits	$437,876	$437,876	$277,541	$277,541
Accounts and drafts payable	430,251	430,251	479,025	479,025
Short-term borrowings	26	26	305	305
Subordinated convertible debentures	—	—	2,991	3,116
Accrued interest payable	227	227	302	302
Total	$868,380	$868,380	$760,164	$760,289

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

Investment in Debt Securities   Fair values are based on quoted market prices or dealer quotes.

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

Subordinated Convertible Debentures  The fair value of convertible subordinated debentures was estimated by discounting the projected future cash flows using estimated current rates for similar borrowings.

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

Limitations   Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets or liabilities that are not considered

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16
Disclosures about Financial Instruments  – (continued)

financial assets or liabilities include premises and equipment and the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market (core deposit intangible). In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on management’s judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 17
Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements.

The Information Services segment provides transportation, utility and telecommunication invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately held businesses and churches.

The Company’s accounting policies for segments are the same as those described in Note 1 of this report. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

All revenue originates from and all long-lived assets are located within the United States and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue.

Assets represent actual assets owned by Information Services and there is no allocation methodology used. Loans are sold by Banking Services to Information Services to create liquidity when the Bank’s loan to deposit ratio is greater than 100%. Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17
Industry Segment Information  – (continued)

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2009, 2008 and 2007, is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2009
Fee revenue and other income:
Income from customers	$49,913	$1,325	$—	$51,238
Intersegment income (expense)	6,964	1,632	(8,596)	—
Net interest income (expense) after provision for loan losses:
Income from customers	19,220	17,461	—	36,681
Intersegment income (expense)	94	(94)	—	—
Depreciation and amortization	2,147	305	13	2,465
Income taxes	2,158	3,247	—	5,405
Net income	11,047	5,082	—	16,129
Goodwill	7,335	136	—	7,471
Other intangible assets, net	375	—	—	375
Total assets	$527,897	$496,286	$(11,202)	$1,012,981
2008
Fee revenue and other income:
Income from customers	$51,837	$1,333	$—	$53,170
Intersegment income (expense)	4,976	1,829	(6,805)	—
Net interest income (expense) after provision for loan losses:
Income from customers	24,732	13,828	—	38,560
Intersegment income (expense)	904	(904)	—	—
Depreciation and amortization	2,256	407	10	2,673
Income taxes	5,126	2,034	—	7,160
Net income	15,858	3,148	—	19,006
Goodwill	7,335	136	—	7,471
Other intangible assets, net	597	—	—	597
Total assets	$564,687	$382,982	$(62,441)	$885,228
2007
Fee revenue and other income:
Income from customers	$46,498	$1,702	$—	$48,200
Intersegment income (expense)	5,155	1,752	(6,907)	—
Net interest income (expense) after provision for loan losses:
Income from customers	27,103	13,379	—	40,482
Intersegment income (expense)	278	(278)	—	—
Depreciation and amortization	2,118	385	16	2,519
Income taxes	5,852	2,296	—	8,148
Net income	14,363	3,432	—	17,795
Goodwill	7,335	136	—	7,471
Other intangible assets, net	877	—	—	877
Total assets	$588,408	$345,750	$(31,118)	$903,040

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18
Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2009 and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 19
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets December 31,
(In thousands)	2009	2008
Assets
Cash and due from banks	$14,843	$11,822
Short-term investments	46,059	60,799
Securities available-for-sale, at fair value	224,597	192,917
Loans, net	177,811	231,175
Investments in subsidiary	45,000	39,918
Premises and equipment, net	9,709	10,672
Other assets	54,879	57,302
Total assets	$572,898	$604,605
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	430,251	479,025
Subordinated convertible debentures	—	2,991
Other liabilities	13,079	16,348
Total liabilities	443,330	498,364
Total shareholders’ equity	129,568	106,241
Total liabilities and shareholders’ equity	$572,898	$604,605

	Condensed Statement of Income For the Years Ended December 31,
(In thousands)	2009	2008	2007
Income from subsidiary:
Dividends	$—	$1,192	$4,117
Interest	115	939	347
Management fees	1,882	1,828	1,722
Income from subsidiary	1,997	3,959	6,186
Information services revenue	48,665	50,721	45,642
Net interest income after provision	18,157	23,389	25,711
Gain on sales of investment securities	697	552	—
Other income	551	564	857
Total income	70,067	79,185	78,396
Expenses:
Salaries and employee benefits	45,172	44,768	41,845
Other expenses	11,690	12,240	12,219
Total expenses	56,862	57,008	54,064
Income before income tax and equity in undistributed income of subsidiary	13,205	22,177	24,332
Income tax expense	2,158	5,126	5,852
Income before undistributed income of subsidiary	11,047	17,051	18,480
(Excess of dividends over) equity in undistributed income of subsidiary	5,082	1,955	(685)
Net income	$16,129	$19,006	$17,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19
Condensed Financial Information of Parent Company  – (continued)

	Condensed Statements of Cash Flows For the Years Ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$16,129	$19,006	$17,795
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(5,082)	(1,955)	685
Net change in other assets	187	(11,118)	(514)
Net change in other liabilities	(962)	(2,378)	(322)
Amortization of stock-based awards	1,193	933	648
Other, net	(325)	2,316	2,073
Net cash provided by operating activities	11,140	6,804	20,365
Cash flows from investing activities:
Net increase in securities	(22,226)	(22,605)	(68,648)
Net decrease (increase) in loans	53,364	14,723	(11,180)
Purchases of premises and equipment, net	(901)	(1,178)	(1,904)
Net cash provided by (used in) investing activities	30,237	(9,060)	(81,732)
Cash flows from financing activities:
Net (decrease) increase in accounts and drafts payable	(48,774)	(34,709)	45,341
Cash dividends paid	(4,925)	(4,499)	(4,118)
Purchase of common shares for treasury	—	(3,984)	—
Other financing activities	603	288	34
Net cash (used in) provided by financing activities	(53,096)	(42,904)	41,257
Net decrease in cash and cash equivalents	(11,719)	(45,160)	(20,110)
Cash and cash equivalents at beginning of period	72,621	117,781	137,891
Cash and cash equivalents at end of period	$60,902	$72,621	$117,781

Note 20
Supplementary Financial Information
(Unaudited)

(In thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2009
Fee revenue and other income	$12,602	$12,598	$12,734	$13,304	$51,238
Interest income	10,493	10,724	11,040	11,527	43,784
Interest expense	991	1,280	1,399	1,383	5,053
Net interest income	9,502	9,444	9,641	10,144	38,731
Provision for loan losses	400	300	400	950	2,050
Operating expense	16,290	16,797	16,366	16,932	66,385
Income tax expense	1,491	1,284	1,291	1,339	5,405
Net income	$3,923	$3,661	$4,318	$4,227	$16,129
Net income per share:
Basic earnings per share	$.43	$.40	$.47	$.46	$1.76
Diluted earnings per share	.42	.39	.46	.46	1.73
2008
Fee revenue and other income	$12,611	$13,304	$13,893	$13,362	$53,170
Interest income	11,000	10,777	11,215	11,146	44,138
Interest expense	1,237	713	692	736	3,378
Net interest income	9,763	10,064	10,523	10,410	40,760
Provision for loan losses	450	650	500	600	2,200
Operating expense	16,360	16,508	16,479	16,217	65,564
Income tax expense	1,545	1,644	2,209	1,762	7,160
Net income	$4,019	$4,566	$5,228	$5,193	$19,006
Net income per share:
Basic earnings per share	$.44	$.50	$.57	$.57	$2.08
Diluted earnings per share	.43	.48	.56	.56	2.03

Report of Independent Registered Public Accounting Firm

The Board of Directors
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the yearsin the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our auditsin accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statementsreferred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the yearsin the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

St. Louis, Missouri
March 11, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cass Information Systems, Inc.:

We have audited Cass Information Systems, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion on those consolidated financial statements.

St. Louis, Missouri
March 11, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is incorporated herein by reference from the following sections of the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors” and “Executive Officers” (please note that “Section 16(a) Beneficial Ownership Reporting Compliance” is within the “Executive Officers” section).

The Company has adopted a Code of Conduct and Business Ethics policy, applicable to all Company directors, executive officers and employees. The policy is publicly available and can be viewed on the Company’s website at www.cassinfo.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding the amendment to, or a waiver of, a provision of this policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Information required pursuant to this Item 11 is incorporated herein by reference from the sections entitled “Executive Officers” and “Election of Directors” of the Company’s 2010 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference from the section entitled “Executive Officers” of the Company’s 2010 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	59,940	(1)	$21.88	—	(1)
	291,407	(2)	27.07	577,412	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	351,347		$26.18	577,412

(1)	Amount disclosed relates to the Company’s 1995 Performance-Based Stock Option Plan and 1995 Restricted Stock Bonus Plan. There will be no more shares or options granted under these plans.
(2)	Amount disclosed relates to the 2007 Omnibus Incentive Stock Plan.

Refer to Note 12 to the consolidated financial statements for information concerning stock options and bonus plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s 2010 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference from the section “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s 2010 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this Report:
	(1) and (2)	Financial Statements and Financial Statement Schedules Included in Item 8 of this report.
	(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits
	3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.
	3.2	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 333 – 44497).
	3.3	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 18, 2007 (File No. 333 – 44497).
	10.1	1995 Restricted Stock Bonus Plan, as amended to January 19, 1999, including form of Restriction Agreement, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91456, filed with the SEC on February 16, 1999.
	10.2	1995 Performance-Based Stock Option Plan, as amended to January 19, 1999, including forms of Option Agreements, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91568, filed with the SEC on February 16, 1999.
	10.3	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No 333 – 44497).
	10.4	Amended and Restated 2007 Omnibus Incentive Stock Plan, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 - 44497).
	10.5	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).
	10.6	Form of Restricted Stock Agreement Award Agreement, incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).
	10.7	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).

	21	Subsidiaries of registrant.
	23	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(c)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.
Date: March 11, 2010	By	/s/ Eric H. Brunngraber Eric H. Brunngraber President and Chief Executive Officer (Principal Executive Officer)
Date: March 11, 2010	By	/s/ P. Stephen Appelbaum P. Stephen Appelbaum Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: March 11, 2010	By	/s/ K. Dane Brooksher K. Dane Brooksher
Date: March 11, 2010	By	/s/ Eric H. Brunngraber Eric H. Brunngraber
Date: March 11, 2010	By	/s/ Bryan S. Chapell Bryan S. Chapell
Date: March 11, 2010	By	/s/ Lawrence A. Collett Lawrence A. Collett
Date: March 11, 2010	By	/s/ Robert A. Ebel Robert A. Ebel
Date: March 11, 2010	By	/s/ Benjamin F. Edwards, IV Benjamin F. Edwards, IV
Date: March 11, 2010	By	/s/ John L. Gillis, Jr. John L. Gillis, Jr.
Date: March 11, 2010	By	/s/ Wayne J. Grace Wayne J. Grace
Date: March 11, 2010	By	/s/ James J. Lindemann James J. Lindemann
Date: March 11, 2010	By	/s/ Randall L. Schilling Randall L. Schilling
Date: March 11, 2010	By	/s/ Andrew J. Signorelli Andrew J. Signorelli
Date: March 11, 2010	By	/s/ Franklin D. Wicks, Jr. Franklin D. Wicks, Jr.