Form 10-Q
period 2010-03-31
CASS INFORMATION SYSTEMS INC
filed 2010-05-06
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 2010

OR

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

(314) 506-5500 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           ☒                      No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes           ☐                      No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)	Large Accelerated Filer ☐	Accelerated Filer ☒

	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐                      No           ☒

The number of shares outstanding of registrant's only class of stock as of May 3, 2010: Common stock, par value $.50 per share – 9,393,578 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	March 31, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Income
	Three months ended March 31, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4.	CONTROLS AND PROCEDURES	23

PART II – Other Information – Items 1. – 6.		24

SIGNATURES		25

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements.  These risks, uncertainties and other factors are discussed in the section Part I, Item 1A, “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC.   We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Dollars in Thousands except Share and Per Share Data)

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Cash and due from banks	$6,633	$5,763
Interest-bearing deposits in other financial institutions	18,989	33,426
Federal funds sold and other short-term investments	85,172	40,105
Cash and cash equivalents	110,794	79,294
Securities available-for-sale, at fair value	226,183	224,597
Loans	664,824	641,957
Less: Allowance for loan losses	8,999	8,284
Loans, net	655,825	633,673
Premises and equipment, net	10,101	10,451
Investments in bank-owned life insurance	13,779	13,644
Payments in excess of funding	28,150	22,637
Goodwill	7,471	7,471
Other intangible assets, net	348	375
Other assets	20,510	20,839
Total assets	$1,073,161	$1,012,981

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$116,319	$113,151
Interest-bearing	327,620	324,725
Total deposits	443,939	437,876
Accounts and drafts payable	479,779	430,251
Short-term borrowings	18	26
Other liabilities	14,941	15,260
Total liabilities	938,677	883,413

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	–	–
Common stock, par value $.50 per share; 20,000,000 shares authorized and 9,949,324 shares issued at March 31, 2010 and December 31, 2009	4,975	4,975
Additional paid-in capital	45,910	45,696
Retained earnings	95,835	92,401
Common shares in treasury, at cost (563,920 shares at March 31, 2010 and 564,119 shares at December 31, 2009)	(13,376)	(13,323)
Accumulated other comprehensive income (loss)	1,140	(181)
Total shareholders’ equity	134,484	129,568
Total liabilities and shareholders’ equity	$1,073,161	$1,012,981

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2010	2009
Fee Revenue and Other Income:
Information services payment and processing revenue	$12,745	$11,944
Bank service fees	341	404
Gains on sales of securities	–	119
Other	139	135
Total fee revenue and other income	13,225	12,602

Interest Income:
Interest and fees on loans	9,427	8,617
Interest and dividends on securities:
Taxable	14	2
Exempt from federal income taxes	2,098	1,858
Interest on federal funds sold and other short-term investments	89	16
Total interest income	11,628	10,493

Interest Expense:
Interest on deposits	1,176	934
Interest on short-term borrowings	–	18
Interest on subordinated convertible debentures	–	39
Total interest expense	1,176	991
Net interest income	10,452	9,502
Provision for loan losses	900	400
Net interest income after provision for loan losses	9,552	9,102
Total net revenue	22,777	21,704

Operating Expense:
Salaries and employee benefits	12,490	12,449
Occupancy	572	615
Equipment	898	841
Amortization of intangible assets	27	70
Other operating	2,210	2,315
Total operating expense	16,197	16,290
Income before income tax expense	6,580	5,414
Income tax expense	1,831	1,491
Net Income	$4,749	$3,923

Basic Earnings Per Share	$.51	$.43
Diluted Earnings Per Share	.50	.42

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$4,749	$3,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,031	1,055
Gains on sales of securities	–	(119)
Provision for loan losses	900	400
Stock-based compensation expense	392	308
(Decrease) increase in income tax liability	(649)	494
Increase in pension liability	198	186
Other operating activities, net	(387)	(531)
Net cash provided by operating activities	6,234	5,716

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	–	4,277
Proceeds from maturities of securities available-for-sale	–	2,680
Purchase of securities available-for-sale	–	(2,877)
Net increase in loans	(23,052)	(9,414)
Increase in payments in excess of funding	(5,512)	(1,015)
Purchases of premises and equipment, net	(207)	(396)
Net cash used in investing activities	(28,771)	(6,745)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	3,168	(8,383)
Net (decrease) increase in interest-bearing demand and savings deposits	(22,573)	2,006
Net increase in time deposits	25,468	39,680
Net increase (decrease) in accounts and drafts payable	49,528	(52,087)
Net (decrease) increase in short-term borrowings	(8)	12,857
Cash dividends paid	(1,315)	(1,199)
Distribution of stock awards, net	(251)	–
Other financing activities, net	20	19
Net cash provided by (used in) financing activities	54,037	(7,107)
Net increase (decrease) in cash and cash equivalents	31,500	(8,136)
Cash and cash equivalents at beginning of period	79,294	29,485
Cash and cash equivalents at end of period	$110,794	$21,349

Supplemental information:
Cash paid for interest	$1,125	$910
Cash paid for income taxes	2,501	1,030

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.  For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 – Intangible Assets

The Company accounts for intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets,” which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.  Details of the Company’s intangible assets are as follows:

	March 31, 2010		December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Software	$862	$(862)	$862	$(862)
Customer List	750	(402)	750	(375)
Total	1,612	(1,264)	1,612	(1,237)
Unamortized intangible assets:
Goodwill	7,698	(227)	7,698	(227)
Total unamortized intangibles	7,698	(227)	7,698	(227)
Total intangible assets	$9,310	$(1,491)	$9,310	$(1,464)

Software is amortized over four to five years and the customer list is amortized over seven years.  Amortization of intangible assets amounted to $27,000 and $70,000 for the three-month periods ended March 31, 2010 and 2009, respectively.  Estimated amortization of intangibles over the next five years is as follows:  $107,000 in 2010, 2011 and 2012, $54,000 in 2013 and $0 in 2014.

Note 3 – Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company’s consolidated balance sheets.  The total balance of these investments at March 31, 2010 and December 31, 2009 were $499,000 and $520,000, respectively.

Note 4 – Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.  There were no antidilutive shares in the three months ended March 31, 2010 or 2009.  The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2009
Basic
Net income	$4,749	$3,923
Weighted-average common shares outstanding	9,328,697	9,135,326

Basic earnings per share	$.51	$.43
Diluted
Basic net income	$4,749	$3,923
Net income effect of 5.33% convertible debentures	–	20
Diluted net income	4,749	3,943

Weighted-average common shares outstanding	9,328,697	9,135,326
Effect of dilutive restricted stock, stock options and stock appreciation rights	94,039	89,889
Effect of convertible debentures	–	153,630
Weighted-average common shares outstanding assuming dilution	9,422,736	9,378,845

Diluted earnings per share	$.50	$.42

Note 5 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company’s common stock.  The Company did not repurchase any shares during the three-month periods ended March 31, 2010 and 2009.  As of March 31, 2010, 180,000 shares remained available for repurchase under the program.  Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 – Comprehensive Income

For the three-month periods ended March 31, 2010 and 2009, unrealized gains and losses on securities available-for-sale and reclassification adjustments for gains included in net income were the Company’s other comprehensive income components.  Comprehensive income is summarized as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Net income	$4,749	$3,923

Other comprehensive income:
Reclassification adjustments for gains included in net income, net of tax	–	(77)
Net unrealized gain on securities available-for-sale, net of tax	1,321	4,728

Total comprehensive income	$6,070	$8,574

Note 7 – Industry Segment Information

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes.  Transactions between segments are accounted for at what management believes to be fair value.

All revenue originates from and all long-lived assets are located within North America, and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue.

Assets represent actual assets owned by Information Services and there is no allocation methodology used.  Loans are sold by Banking Services to Information Services to create liquidity when the Bank’s loan-to-deposit ratio is greater than 100%.  Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other		Total
Quarter Ended March 31, 2010
Total Revenues:
Revenue from customers	$17,228	$5,549	$	―	$22,777
Intersegment income (expense)	2,275	380		(2,655)	―
Net income	2,904	1,845		―	4,749
Goodwill	7,335	136		―	7,471
Other intangible assets, net	348	–		―	348
Total assets	579,766	498,105		(4,710)	1,073,161
Quarter Ended March 31, 2009
Total Revenues:
Revenue from customers	$17,383	$4,321	$	―	$21,704
Intersegment income (expense)	1,615	357		(1,972)	―
Net income	2,834	1,089		―	3,923
Goodwill	7,335	136		―	7,471
Other intangible assets, net	527	―		―	527
Total assets	556,709	419,592		(89,031)	887,270

Note 8 – Loans by Type

(In thousands)	March 31, 2010	December 31, 2009
Commercial and industrial	$108,243	$93,371
Real estate (commercial and church):
Mortgage	494,523	469,097
Construction	57,891	74,407
Industrial revenue bonds	2,596	2,676
Other	1,571	2,406
Total loans	$664,824	$641,957

Note 9 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases.  These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments.  At March 31, 2010 and December 31, 2009, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At March 31, 2010 the balance of unused loan commitments, standby and commercial letters of credit were $23,379,000, $15,959,000, and $2,538,000, respectively.  Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment.  In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at March 31, 2010:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	Over 5 Years
Operating lease commitments	$2,917	$877	$968	$600	$472
Time deposits	141,210	130,894	9,268	1,048	―
Total	$144,127	$131,771	$10,236	$1,648	$472

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 10 – Stock-Based Compensation

In 2007, the Board and the Company’s shareholders approved the 2007 Omnibus Incentive Stock Plan (the “Omnibus Plan”).  The Omnibus Plan permits the issuance of up to 880,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards.  The Company issues shares out of treasury stock for these awards.  During the three months ended March 31, 2010, 7,049 restricted shares and 23,311 SARs were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding.  These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. As of March 31, 2010, the total unrecognized compensation expense related to non-vested common stock was $1,095,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended March 31, 2010
	Shares	Fair Value
Balance at December 31, 2009	75,965	$28.97
Granted	7,049	30.16
Vested	(34,118)	29.99
Forfeited	–	–
Balance at March 31, 2010	48,896	$28.43

Stock Options
Stock options vest and expire over a period not to exceed seven years.  As of March 31, 2010, the total unrecognized compensation expense related to non-vested stock options was $51,000, and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.  Following is a summary of the activity of the stock options during the three-month period ended March 31, 2010:

		Weighted- Average	Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2009	44,120	$17.65
Exercised	(1,631)	12.82
Outstanding at March 31, 2010	42,489	$17.83	2.15	$565
Exercisable at March 31, 2010	30,048	$17.03	1.96	$424

The total intrinsic value of options exercised was $29,000, and $231,000, for the three-month periods ended March 31, 2010 and 2009, respectively.  Following is a summary of the activity of the non-vested stock options during the three-month period ended March 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	27,586	$2.81
Vested	(15,145)	2.70
Non-vested at March 31, 2010	12,441	$2.94

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date.  As of March 31, 2010, the total unrecognized compensation expense was $895,000 and the related weighted-average period over which it is expected to be recognized is 1.5 years.  Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2010:
		Weighted- Average	Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2009	231,262	$27.02
Granted	23,311	30.16
Outstanding at March 31, 2010	254,573	$27.31	8.60	$979
Exercisable at March 31, 2010	113,372	$27.46	5.35	$418

Following is a summary of the activity of non-vested SARs during the three-month period ended March 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	195,119	$6.74
Granted	23,311	9.12
Vested	(77,229)	6.89
Non-vested at March 31, 2010	141,201	$7.06

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant.  Following are the assumptions used to estimate the per share fair value of SARs granted:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	3.33%	1.94%
Expected life	7 yrs.	7 yrs.
Expected volatility	30.00%	27.00%
Expected dividend yield	1.86%	2.02%

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield for the period equal to the expected life of the SARs at the time of the grant.  The expected life was derived using the historical exercise activity.  The Company uses historical volatility for a period equal to the expected life of the rights using average monthly closing market prices of the Company’s stock as reported on The Nasdaq Global Market.  The expected dividend yield is based on the Company’s current rate of annual dividends.

Note 11 – Defined Pension Plans

The Company has a noncontributory defined benefit pension plan, which covers most of its employees. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years.  Disclosure information is based on a measurement date of December 31 of the corresponding year.  The following table represents the components of the net periodic pension costs:

(In thousands)	Estimated 2010	Actual 2009
Service cost – benefits earned during the year	$1,796	$1,606
Interest cost on projected benefit obligation	2,251	2,080
Expected return on plan assets	(2,443)	(1,880)
Net amortization and deferral	563	873
Net periodic pension cost	$2,167	$2,679

Pension costs recorded to expense were $542,000 and $671,000 for the three-month periods ended March 31, 2010 and 2009, respectively.  The decrease in pension costs is primarily due to the asset gain in the year ended December 31, 2009.  The Company made a contribution of $450,000 to the plan during the three-month period ended March 31, 2010 and expects to contribute at least an additional $1,350,000 in 2010.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan.  The following table represents the components of the net periodic pension costs for 2009 and an estimate for 2010:

(In thousands)	Estimated 2010	Actual 2009
Service cost – benefits earned during the year	$78	$33
Interest cost on projected benefit obligation	315	278
Net amortization	257	130
Net periodic pension cost	$650	$441

Pension costs recorded to expense were $162,000 and $114,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

Note 12 – Income Taxes

During the first quarter of 2010, unrecognized tax benefits increased by $97,000 and related accrued interest increased by $12,000.  As of December 31, 2009, the Company’s unrecognized tax benefits were approximately $1,750,000, of which $1,466,000 would, if recognized, affect the Company’s effective tax rate.  During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $401,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  At December 31, 2009, before any tax benefits, the Company had $147,000 of accrued interest on unrecognized tax benefits.  There were no penalties for unrecognized tax benefits accrued at December 31, 2009.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions.  U.S. federal income tax returns for tax years 2006 through 2008 remain subject to examination by the Internal Revenue Service.  In addition, the Company is subject to state tax examinations for the tax years 2005 through 2008.

Note 13 – Investment Securities Available for Sale

Effective July 1, 2009, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures.”  Investment securities available-for-sale are recorded at fair value on a recurring basis.  The Company’s investment securities available-for-sale are measured at fair value using Level 2 valuations.  The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category.  The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities are summarized as follows:

	March 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$212,204	$13,999	$20	$226,183

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$212,651	$11,970	$24	$224,597

The fair values of securities with unrealized losses are as follows:

March 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political subdivisions	$1,415	$20	$—	$—	$1,415	$20

December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political subdivisions	$1,415	$24	$—	$—	$1,415	$24

There were two securities (none greater than 12 months) in an unrealized loss position as of March 31, 2010.   There were two securities (none greater than 12 months) in an unrealized loss position as of December 31, 2009.   All unrealized losses were reviewed to determine whether the losses were other than temporary.  Management believes that all unrealized losses are temporary since they were market driven, and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2010
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$8,752	$8,930
Due after 1 year through 5 years	43,069	46,094
Due after 5 years through 10 years	103,024	111,401
Due after 10 years	57,359	59,758
Total	$212,204	$226,183

The amortized cost of investment securities pledged to secure public deposits and for other purposes at March 31, 2010 was $18,207,000.

Proceeds from sales of investment securities classified as available for sale were $0 and $4,277,000 for the first three months of 2010 and 2009, respectively.  Gross realized gains were $0 and $119,000 for the first three months of 2010 and 2009, respectively.

Note 14 – Fair Value of Financial Instruments

Effective July 1, 2009, the Company adopted FASB ASC 270, “Interim Reporting.”  Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$110,794	$110,794	$79,294	$79,294
Investment securities	226,183	226,183	224,597	224,597
Loans, net	655,825	656,774	633,673	634,598
Accrued interest receivable	5,245	5,245	5,294	5,294
Total	$998,047	$998,996	$942,858	$943,783

Balance sheet liabilities:
Deposits	$443,939	$443,939	$437,876	$437,876
Accounts and drafts payable	479,779	479,779	430,251	430,251
Short-term borrowings	18	18	26	26
Accrued interest payable	278	278	227	227
Total	$924,014	$924,014	$868,380	$868,380

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Other Short-term Instruments – For cash and cash equivalents, accrued interest receivable, accounts and drafts payable, short-term borrowings and accrued interest payable, the carrying amount is a reasonable estimate of fair value because of the demand nature or short maturities of these instruments.

Loans – The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired.  Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.”  At March 31, 2010, all impaired loans were evaluated based on the fair value of the collateral.  The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2.  The total principal balance of impaired loans measured at fair value at March 31, 2010 and December 31, 2009 were $1,000,000 and $1,115,000, respectively.  The fair value of loans in the above table is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits – The fair value of demand deposits, savings deposits and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market or the benefit derived from the customer relationship inherent in existing deposits.

Note 15 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2010 and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas.  The Company’s services include transportation invoice rating, payment processing, auditing, and the generation of accounting and transportation information.  Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses, and is a provider of telecom expense management solutions.  Cass extracts, stores and presents information from transportation, utility and telecommunication invoices, assisting its customers’ transportation, energy and information technology managers in making decisions that will enable them to improve operating performance.  The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers.  It then provides the data in a central repository for access and archiving.  The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing.  The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the “Bank”), provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States.  In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as transportation, utility and telecommunication payment and audit.  The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers.  Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. As lower levels of economic activity are encountered, such as those experienced in 2009, the number and total dollar amount of transactions processed by the Company may decline, thereby reducing fee revenue, interest income, and possibly liquidity.  Conversely, improving economic conditions, as those experienced in early 2010, will tend to increase fee revenue, interest income and liquidity.  The general level of interest rates also has a significant effect on the revenue of the Company.  As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2009 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

Currently, management views Cass’ major opportunity as the continued expansion of its payment and information processing service offering and customer base. While the current economic slow-down may reduce the short-term growth rate, management remains optimistic about the long-term prospects for growth.

Critical Accounting Policies

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  These estimates have been generally accurate in the past, have been consistent and have not required any material changes.  There can be no assurances that actual results will not differ from those estimates.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

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

Impairment of Assets.  The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and investments in private equity securities and assets held for sale for impairment.  Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future.  If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows.  The Company had no impairment of goodwill and intangible assets for the three months ended March 31, 2010 or for the fiscal year ended December 31, 2009, and management does not anticipate any future impairment loss.  Investment securities available-for-sale are measured at fair value using Level 2 valuations calculated by an independent research firm.  The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns.  Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof.  In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities.  In accordance with ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken.  See Note 12 to the financial statements.  The audit of the Company’s federal consolidated tax returns conducted by the Internal Revenue Service for fiscal years 2004 and 2005 resulted in no material adjustments.

Pension Plans.  The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations.  Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2009, rate of increase in future compensation levels and mortality rates.  These assumptions are updated annually and are disclosed in Note 11 to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.   There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its statement of financial position and has recognized changes in that funded status through comprehensive income.  The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2010 (“First Quarter of 2010”) compared to the three-month period ended March 31, 2009 (“First Quarter of 2009”).   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2009 Annual Report on Form 10-K. Results of operations for the First Quarter of 2010 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
(In thousands except per share data)	2010	2009	% Change
Net income	$4,749	$3,923	21.1%
Diluted earnings per share	$.50	$.42	19.0%
Return on average assets	1.80%	1.79%	—
Return on average equity	14.71%	14.35%	—

Fee Revenue and Other Income

The Company’s fee revenue is derived mainly from transportation and utility processing and payment fees.  As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income.  Processing volumes related to fees and accounts and drafts payable were as follows:

	First Quarter of
(In thousands)	2010	2009	% Change
Freight Core Invoice Transaction Volume*	6,017	5,395	11.5%
Freight Invoice Dollar Volume	$3,768,941	$3,386,740	11.3%
Utility Transaction Volume	3,055	2,830	8.0%
Utility Transaction Dollar Volume	$2,608,099	$2,495,697	4.5%
Payment and Processing Fees	$12,745	$11,944	6.7%
*Core invoices exclude parcel shipments.

First Quarter of 2010 compared to First Quarter of 2009:

Transportation and utility transaction volumes were up 12% and 8%, respectively, and dollar volumes were up 11% and 5%, respectively, due to new business and improved activity from existing customers.

Bank service fees decreased $63,000, or 16%, due to a decline in account analysis fees as more customers chose to pay for services with compensating balances rather than fees and a decline in fees from the sale of mutual funds.  Other income increased $4,000, or 3%.  There were no gains on sales of securities in the First Quarter of 2010.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities.  Net interest income is a significant source of the Company’s revenues.  The following table summarizes the changes in net interest income and related factors:

	First Quarter of
(In thousands)	2010	2009	% Change
Average earnings assets	$984,700	$803,943	22.5%
Average interest-bearing liabilities	323,253	203,095	59.2%
Net interest income*	11,595	10,522	10.2%
Net interest margin*	4.78%	5.31%	—
Yield on earning assets*	5.26%	5.81%	—
Rate on interest bearing liabilities	1.48%	1.98%	—
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

First Quarter of 2010 compared to First Quarter of 2009:

First Quarter 2010 average earning assets increased approximately 22% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2010 as the general level of interest rates declined; however, the significant increase in average earning assets caused net interest income to increase 10%.

Total average loans increased $56,215,000, or 9%, to $648,448,000 for the First Quarter of 2010 as compared to the First Quarter of 2009. This increase was attributable to the continuing successful implementation of new marketing efforts by the Company’s lending staff.  Average investment securities increased $21,547,000, or 11%, to $213,284,000.

Total average interest-bearing deposits for the First Quarter of 2010 increased $133,552,000, or 70%, to $323,213,000 compared to the First Quarter of 2009.  This increase was primarily the result of both new and existing customers transferring funds from lower-yielding investments at other institutions.  Accounts and drafts payable increased $30,051,000, or 7%, as freight and utility payment processing activities increased.

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

	First Quarter of 2010			First Quarter of 2009
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$645,818	$9,402	5.90%	$588,912	$8,580	5.91%
Tax-exempt[4]	2,630	38	5.86	3,321	57	6.91
Investment securities[5]:
Taxable	792	14	7.17	3,559	2	.22
Tax-exempt[4]	212,492	3,228	6.16	188,178	2,858	6.16
Interest-bearing deposits in other financial institutions	21,406	13	.25	13,498	8	.24
Federal funds sold and other short-term investments	101,562	76	.30	6,475	8	.50
Total earning assets	984,700	12,771	5.26	803,943	11,513	5.81
Non-earning assets
Cash and due from banks	9,414			9,067
Premises and equipment, net	10,324			11,678
Bank-owned life insurance	13,710			13,168
Goodwill and other intangibles	7,835			8,039
Other assets	54,801			48,856
Allowance for loan losses	(8,386)			(6,569)
Total assets	$1,072,398			$888,182
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$169,486	$510	1.22%	$82,085	$302	1.49%
Savings deposits	24,967	72	1.17	20,281	69	1.38
Time deposits >=$100	49,953	204	1.66	41,516	287	2.80
Other time deposits	78,807	390	2.01	45,779	276	2.45
Total interest-bearing deposits	323,213	1,176	1.48	189,661	934	2.00
Short-term borrowings	40	—	—	10,443	18	.69
Subordinated debentures	—	—	—	2,991	39	5.33
Total interest bearing liabilities	323,253	1,176	1.48	203,095	991	1.98
Non-interest bearing liabilities
Demand deposits	110,722			93,464
Accounts and drafts payable	491,821			461,770
Other liabilities	15,661			18,963
Total liabilities	941,457			777,292
Shareholders’ equity	130,941			110,890
Total liabilities and shareholders’ equity	$1,072,398			$888,182
Net interest income		$11,595			$10,522
Net interest margin			4.78%			5.31%
Interest spread			3.78			3.83
1.	Balances shown are daily averages.
2.
For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.  Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2009 consolidated financial statements, filed with the Company’s 2009 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $74,000 and $136,000 for the First Quarter of 2010 and 2009, respectively.
4.
Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.  The tax-equivalent adjustment was approximately $1,143,000 and $1,020,000 for the First Quarter of 2010 and 2009, respectively.

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

	First Quarter of 2010 Over First Quarter of 2009
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$828	$(6)	$822
Tax-exempt[3]	(11)	(8)	(19)
Investment securities:
Taxable	(3)	15	12
Tax-exempt[3]	369	1	370
Interest-bearing deposits in other financial institutions	5	–	5
Federal funds sold and other short-term investments	72	(4)	68
Total interest income	1,260	(2)	1,258
Interest expense on:
Interest-bearing demand deposits	272	(64)	208
Savings deposits	14	(11)	3
Time deposits >=$100	50	(133)	(83)
Other time deposits	171	(57)	114
Short-term borrowings	(9)	(9)	(18)
Subordinated debentures	(20)	(19)	(39)
Total interest expense	478	(293)	185
Net interest income	782	291	1,073
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses.  There was a $900,000 and $400,000 provision for loan losses during the First Quarter of 2010 and the First Quarter of 2009, respectively.  As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits.  There were net loan charge-offs of $185,000 in the First Quarter of 2010 compared to $220,000 for the same period in 2009.

The allowance for loan losses at March 31, 2010 was $8,999,000 and at December 31, 2009 was $8,284,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2010 was 1.35% compared to 1.29% at December 31, 2009.  Nonperforming loans were $1,392,000, or .21%, of total loans at March 31, 2010 compared to $1,608,000, or .25%, of total loans at December 31, 2009.  These loans, which are also considered impaired, consisted of five nonaccrual loans to borrowers with businesses in financial trouble.   Nonperforming loans at December 31, 2009 also consisted of five nonaccrual loans.  Total nonperforming loans increased $478,000 from March 31, 2009.  This increase was primarily due to the addition of two loans offset by the charge-off of one loan and the repayment of one loan.

In addition to the nonperforming loans discussed above, at March 31, 2010, four loans totaling $3,102,000 not included in the table below were identified by management as having potential credit problems.  These loans are excluded from the table due to the fact that they are current under the original terms of the loans; however, circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms.  These loans are closely monitored by management.

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio.  An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio.  A charge or credit is made to expense to cover any deficiency or reduce any excess, as required.  The current methodology employed to determine the appropriate allowance consists of two components, specific and general.  The Company develops specific allowances on commercial, commercial real estate, and construction loans based on individual review of these loans and an estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available.  The general component relates to all other loans, which are evaluated based on loan grade.  The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation.  The Company assigns an allowance amount consistent with each loan's rating category.  The allowance amount is based on derived loss experience over prescribed periods.  In addition to the amounts derived from the loan grades, a portion is added to the general allowance to take into account other factors, including national and local economic conditions; downturns in specific industries, including loss in collateral value; trends in credit quality at the Company and in the banking industry; and trends in risk rating changes.  As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the related balance.  These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Asset Quality
The following table presents information pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses:

	First Quarter of
(In thousands)	2010	2009
Allowance at beginning of period	$8,284	$6,451
Provision charged to expense	900	400

Loans charged off	(200)	(254)
Recoveries on loans previously charged off	15	34
Net loans charged off	(185)	(220)
Allowance at end of period	$8,999	$6,631
Loans outstanding:
Average	$648,448	$592,233
March 31	664,824	601,170
Ratio of allowance for loan losses to loans outstanding:
Average	1.39%	1.12%
March 31	1.35	1.10
Nonperforming loans:
Nonaccrual loans	$1,392	$914
Loans past due 90 days or more	–	–
Renegotiated loans	–	–
Total nonperforming loans	$1,392	$914
Foreclosed assets	1,910	2,177
Nonperforming loans as a % of average loans	.21%	.15%

The Bank had two properties carried as other real estate owned of $1,910,000 and $2,177,000 as of March 31, 2010 and 2009, respectively.

Operating Expense

Total operating expenses for the First Quarter of 2010 were down $93,000, or 0.6%, compared to the First Quarter of 2009.

Salaries and benefits expense for the First Quarter of 2010 increased $41,000, or 0.3%, compared to the First Quarter of 2009 as higher profit-sharing expense offset lower payroll and pension costs.

Occupancy expense for the First Quarter of 2010 decreased $43,000, or 7%, to $572,000 from the First Quarter of 2009 due to lower maintenance costs.

Equipment expense for the First Quarter of 2010 increased $57,000, or 7%, compared to the First Quarter of 2009 due to higher software licensing expenses.

Amortization of intangible assets was $27,000 and $70,000 for the First Quarter of 2010 and 2009, respectively.  Software from the Profitlab, Inc. acquisition in 2004 was fully amortized during the Third Quarter of 2009.

Other operating expenses for the First Quarter of 2010 decreased $105,000, or 5%, compared to the First Quarter of 2009 due to decreases in promotional, supplies and outside services expenses.

Income tax expense for the First Quarter of 2010 increased $340,000, or 23%, compared to the First Quarter of 2009. The effective tax rate was 27.8% and 27.5% for the First Quarters of 2010 and 2009, respectively.

Financial Condition

Total assets at March 31, 2010 were $1,073,161,000, an increase of $60,180,000, or 6%, from December 31, 2009.  The most significant changes in asset balances during this period were an increase of $45,067,000, or 112%, in federal funds sold and other short-term investments and an increase of $22,867,000 in loans. Changes in federal funds sold and other short-term investments reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2010 were $938,677,000, an increase of $55,264,000, or 6%, from December 31, 2009.  Total deposits at March 31, 2010 were $443,939,000, an increase of $6,063,000, or 1%, from December 31, 2009.  Accounts and drafts payable at March 31, 2010 were $479,779,000, an increase of $49,528,000, or 12%, from December 31, 2009.  Total shareholders’ equity at March 31, 2010 was $134,484,000, a $4,916,000, or 4%, increase from December 31, 2009.

Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when checks clear and higher balances on days when checks are issued.  For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rate and Interest Differential” section of this report).

The increase in total shareholders’ equity resulted from net income of $4,749,000, of which $392,000 is from stock-based compensation expense; an increase in other comprehensive income of $1,321,000; and other miscellaneous activity of $231,000, offset by dividends paid of $1,315,000 ($.14 per share) and $251,000 for the distribution of stock awards.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $110,794,000 at March 31, 2010, an increase of $31,500,000, or 40%, from December 31, 2009.  At March 31, 2010, these assets represented 10% of total assets.  These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines.  Total investment in securities was $226,183,000 at March 31, 2010, an increase of $1,586,000, or less than one percent, from December 31, 2009.   These assets represented 21% of total assets at March 31, 2010.  Of this total, 100% were state and political subdivision securities.  Of the total portfolio, 4% mature in one year, 20% mature in one to five years, and 76% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $76,000,000 at the following banks:  Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $20,000,000; Frost National Bank, $10,000,000 and JPM Chase Bank, $6,000,000.  The Company had secured lines of credit with the Federal Home Loan Bank of $131,085,000 collateralized by commercial mortgage loans.  The Company also had a secured federal funds line of credit of $18,783,000 with the Federal Reserve Bank.  There were no amounts outstanding under any of the lines of credit discussed above at March 31, 2010 or December 31, 2009.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank.  The accounts and drafts payable generated by the Company has also historically been a stable source of funds.  The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”).  Time deposits include $72,650,000 of CDARS deposits which offer the Bank’s customers the ability to maximize FDIC insurance coverage.  The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $6,234,000 for the First Quarter of 2010 compared with $5,716,000 for the First Quarter of 2009.  This increase is attributable to the increases in net income of $826,000, provision for loan losses of $500,000, the impact of $119,000 in security gains in 2009 versus none in 2010 and stock-based compensation expenses of $84,000, offset by a decrease in income tax liability of $1,143,000 and the other normal fluctuations in asset and liability accounts of $132,000.  Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances.  Other causes for the changes in these account balances are discussed earlier in this report.  Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows.  Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2010, which are estimated to be less than $3,000,000.

The Company faces market risk to the extent that its net interest income and fair market value of equity are affected by changes in market interest rates.  For information regarding the market risk of the Company’s financial instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

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

The overall level of economic activity can have a significant impact on the Company’s ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease.  Higher levels of economic activity increase both fee income (as more invoices are processed) and balances of accounts and drafts payable.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2010		December 31, 2009
(In thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$134,524	16.42%	$130,187	16.69%
Cass Commercial Bank	52,985	10.55%	50,853	10.34%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$125,525	15.32%	$121,903	15.63%
Cass Commercial Bank	46,710	9.30%	44,864	9.12%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$125,525	11.79%	$121,903	11.28%
Cass Commercial Bank	46,710	9.55%	44,864	8.75%

Inflation

The Company’s assets and liabilities are primarily monetary, consisting of cash, cash equivalents, securities, loans, payables and deposits.  Monetary assets and liabilities are those that can be converted into a fixed number of dollars. The Company's consolidated balance sheet reflects a net positive monetary position (monetary assets exceed monetary liabilities).  During periods of inflation, the holding of a net positive monetary position will result in an overall decline in the purchasing power of a company.  Management believes that replacement costs of equipment, furniture, and leasehold improvements will not materially affect operations.  The rate of inflation does affect certain expenses, such as those for employee compensation, which may not be readily recoverable in the price of the Company’s services.

Impact of New and Not Yet Adopted Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2010 has changed materially from that at December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and concluded that, as of such date, these controls and procedures were effective.

There were no changes in the First Quarter of 2010 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company has included in Part I, Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2009, a description of a legal proceeding pending in the United States Bankruptcy Court for the District of Delaware, which proceeding was initiated by LNT Services, Inc., an affiliate of Linens N’ Things, on December 19, 2009.  There were no material developments with regard to this proceeding during the three months ended March 31, 2010.  All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company.  Management believes the outcome of these proceedings, including the LNT proceeding, will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A.	RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2009, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  There are no material changes to the Risk Factors as disclosed in the Company’s 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2010.

ITEM 6.	EXHIBITS

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 6, 2010	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 6, 2010	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)