Form 10-Q
period 2010-06-30
CASS INFORMATION SYSTEMS INC
filed 2010-08-05
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 2010

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

Yes ☐ No ☒

The number of shares outstanding of registrant's only class of stock as of August 3, 2010: Common stock, par value $.50 per share – 9,394,547 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	June 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Income
	Three and Six months ended June 30, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2010 and 2009 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	27

PART II – Other Information – Items 1. – 6.		28

SIGNATURES		29

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements.  These risks, uncertainties and other factors are discussed in the section Part I, Item 1A, “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC.   We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time, unless otherwise required by applicable rules.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Dollars in Thousands except Share and Per Share Data)

	June 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Cash and due from banks	$8,140	$5,763
Interest-bearing deposits in other financial institutions	26,040	33,426
Federal funds sold and other short-term investments	119,505	40,105
Cash and cash equivalents	153,685	79,294
Securities available-for-sale, at fair value	232,626	224,597

Loans	680,701	641,957
Less: Allowance for loan losses	10,161	8,284
Loans, net	670,540	633,673
Premises and equipment, net	9,868	10,451
Investment in bank-owned life insurance	13,917	13,644
Payments in excess of funding	34,800	22,637
Goodwill	7,471	7,471
Other intangible assets, net	321	375
Other assets	21,940	20,839
Total assets	$1,145,168	$1,012,981

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$109,691	$113,151
Interest-bearing	354,743	324,725
Total deposits	464,434	437,876
Accounts and drafts payable	527,278	430,251
Short-term borrowings	19	26
Other liabilities	15,829	15,260
Total liabilities	1,007,560	883,413

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common Stock, par value $.50 per share; 20,000,000 shares authorized and 9,949,324 shares issued at June 30, 2010 and December 31, 2009	4,975	4,975
Additional paid-in capital	46,052	45,696
Retained earnings	99,421	92,401
Common shares in treasury, at cost (554,777 shares at June 30, 2010 and 564,119 shares at December 31, 2009)	(13,167)	(13,323)
Accumulated other comprehensive income (loss)	327	(181)
Total shareholders’ equity	137,608	129,568
Total liabilities and shareholders’ equity	$1,145,168	$1,012,981

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fee Revenue and Other Income:
Information services payment and processing revenue	$13,533	$12,036	$26,278	$23,980
Bank service fees	298	341	639	745
Gains on sales of securities	—	83	—	202
Other	137	138	276	273
Total fee revenue and other income	13,968	12,598	27,193	25,200

Interest Income:
Interest and fees on loans	9,871	8,919	19,298	17,536
Interest and dividends on securities:
Taxable	11	16	25	18
Exempt from federal income taxes	2,151	1,761	4,249	3,619
Interest on federal funds sold and other short-term investments	98	28	187	44
Total interest income	12,131	10,724	23,759	21,217

Interest Expense:
Interest on deposits	1,199	1,235	2,375	2,169
Interest on short-term borrowings	—	5	—	23
Interest on subordinated convertible debentures	—	40	—	79
Total interest expense	1,199	1,280	2,375	2,271
Net interest income	10,932	9,444	21,384	18,946
Provision for loan losses	1,150	300	2,050	700
Net interest income after provision for loan losses	9,782	9,144	19,334	18,246
Total net revenue	23,750	21,742	46,527	43,446

Operating Expense:
Salaries and employee benefits	12,683	12,730	25,173	25,179
Occupancy	611	571	1,183	1,186
Equipment	916	833	1,814	1,674
Amortization of intangible assets	27	70	54	140
Other operating	2,613	2,593	4,823	4,908
Total operating expense	16,850	16,797	33,047	33,087

Income before income tax expense	6,900	4,945	13,480	10,359
Income tax expense	2,000	1,284	3,831	2,775
Net Income	$4,900	$3,661	$9,649	$7,584

Basic Earnings Per Share	.52	.40	1.03	.83
Diluted Earnings Per Share	.52	.39	1.02	.81

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$9,649	$7,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,068	2,044
Gains on sales of securities	—	(202)
Provision for loan losses	2,050	700
Stock-based compensation expense	746	886
Decrease in income tax liability	(1,500)	(831)
Increase in pension liability	397	442
Other operating activities, net	24	1,672
Net cash provided by operating activities	13,434	12,295

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	—	14,591
Proceeds from maturities of securities available-for-sale	1,175	5,655
Purchase of securities available-for-sale	(9,324)	(2,877)
Net increase in loans	(38,917)	(18,969)
(Increase) decrease in payments in excess of funding	(12,163)	2,942
Purchases of premises and equipment, net	(529)	(548)
Net cash (used in) provided by investing activities	(59,758)	794

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(3,460)	(2,690)
Net (decrease) increase in interest-bearing demand and savings deposits	(10,912)	22,011
Net increase in time deposits	40,930	64,298
Net increase (decrease) in accounts and drafts payable	97,027	(41,829)
Net decrease in short-term borrowings	(7)	(296)
Cash dividends paid	(2,629)	(2,397)
Distribution of stock awards, net	(251)	—
Other financing activities, net	17	18
Net cash provided by financing activities	120,715	39,115
Net increase in cash and cash equivalents	74,391	52,204
Cash and cash equivalents at beginning of period	79,294	29,485
Cash and cash equivalents at end of period	$153,685	$81,689

Supplemental information:
Cash paid for interest	$2,340	$2,043
Cash paid for income taxes	5,350	3,642

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.  Such reclassifications have no effect on previously reported net income or shareholders’ equity.  For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (“the Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2009.

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

	June 30, 2010		December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Software	$862	$(862)	$862	$(862)
Customer List	750	(429)	750	(375)
Total	1,612	(1,291)	1,612	(1,237)
Unamortized intangible assets:
Goodwill	7,698	(227)	7,698	(227)
Total unamortized intangibles	7,698	(227)	7,698	(227)
Total intangible assets	$9,310	$(1,518)	$9,310	$(1,464)

Software is amortized over four to five years and the customer list is amortized over seven years.  Amortization of intangible assets amounted to $54,000 and $140,000 for the six-month periods ended June 30, 2010 and 2009, respectively.  Estimated amortization of intangibles over the next five years is as follows:  $107,000 in 2010, 2011 and 2012, $54,000 in 2013 and $0 in 2014.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company’s consolidated balance sheets.  The total balance of these investments at June 30, 2010 and December 31, 2009 were $477,000 and $520,000, respectively.

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.  There were no antidilutive shares in the three-month and six-month periods ended June 30, 2010 and 2009.  The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share and per share data)	2010	2009	2010	2009
Basic
Net income	$4,900	$3,661	$9,649	$7,584
Weighted-average common shares outstanding	9,334,847	9,140,944	9,331,789	9,138,150

Basic earnings per share	$.52	$.40	$1.03	$.83
Diluted
Basic net income	$4,900	$3,661	$9,649	$7,584
Net income effect of 5.33% convertible debentures	—	21	—	41
Diluted net income	4,900	3,682	9,649	7,625

Weighted-average common shares outstanding	9,334,847	9,140,944	9,331,789	9,138,150
Effect of dilutive restricted stock, stock options and stock appreciation rights	107,759	141,168	100,165	115,671
Effect of convertible debentures	—	153,630	—	153,630
Weighted-average common shares outstanding assuming dilution	9,442,606	9,435,742	9,431,954	9,407,451

Diluted earnings per share	$.52	$.39	$1.02	$.81

Note 5 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company’s Common Stock.  The Company did not repurchase any shares during the six-month periods ended June 30, 2010 and 2009.  As of June 30, 2010, 180,000 shares remained available for repurchase under the program.  Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the three and six-month periods ended June 30, 2010 and 2009, unrealized gains and losses on securities available-for-sale and reclassification adjustments for gains included in net income were the Company’s other comprehensive income components.  Comprehensive income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Net income	$4,900	$3,661	$9,649	$7,584

Other comprehensive income:
Reclassification adjustments for gains included in net income, net of tax	—	(54)	—	(131)
Net unrealized (loss) gain on securities available-for-sale, net of tax	(813)	(855)	508	3,873

Total comprehensive income	$4,087	$2,752	$10,157	$11,326

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

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and other	Total
Three Months Ended June 30, 2010
Total Revenues:
Revenue from customers	$18,551	$5,199	$—	$23,750
Intersegment revenue	1,984	413	(2,397)	—
Net income	3,353	1,547	—	4,900
Total assets	630,555	521,226	(6,613)	1,145,168
Goodwill	7,335	136	—	7,471
Other intangible assets, net	321	—	—	321
Three Months Ended June 30, 2009
Total Revenues:
Revenue from customers	$16,991	$4,751	$—	$21,742
Intersegment revenue	1,732	389	(2,121)	—
Net income	2,431	1,230	—	3,661
Total assets	531,935	410,090	(3,467)	938,558
Goodwill	7,335	136	—	7,471
Other intangible assets, net	457	—	—	457
Six Months Ended June 30, 2010
Total Revenues:
Revenue from customers	$35,779	$10,748	$—	$46,527
Intersegment revenue	4,259	793	(5,052)	—
Net income	6,257	3,392	—	9,649
Total assets	630,555	521,226	(6,613)	1,145,168
Goodwill	7,335	136	—	7,471
Other intangible assets, net	321	—	—	321
Six Months Ended June 30, 2009
Total Revenues:
Revenue from customers	$34,374	$9,072	$—	$43,446
Intersegment revenue	3,347	746	(4,093)	—
Net income	5,265	2,319	—	7,584
Total assets	531,935	410,090	(3,467)	938,558
Goodwill	7,335	136	—	7,471
Other intangible assets, net	457	—	—	457

Note 8 - Loans by Type

(In thousands)	June 30, 2010	December 31, 2009
Commercial and industrial	$119,454	$93,371
Real estate: (Commercial and church)
Mortgage	496,785	469,097
Construction	61,503	74,407
Industrial revenue bonds	2,514	2,676
Other	445	2,406
Total loans	$680,701	$641,957

Note 9 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases.  These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments.  At June 30, 2010 and December 31, 2009, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At June 30, 2010, the balance of unused loan commitments, standby and commercial letters of credit were $27,570,000, $16,456,000 and $2,978,000, respectively.  Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment.  In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at June 30, 2010:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease commitments	$2,698	$793	$932	$529	$444
Time deposits	156,671	142,200	13,106	1,365	—
Total	$159,369	$142,993	$14,038	$1,894	$444

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 10 – Stock-Based Compensation

In 2007, the Board and the Company’s shareholders approved the 2007 Omnibus Incentive Stock Plan (the “Omnibus Plan”).  The Omnibus Plan permits the issuance of up to 880,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards.  The Company issues shares out of treasury stock for these awards.  During the six months ended June 30, 2010, 15,149 restricted shares and 23,311 SARs were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding.  These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. As of June 30, 2010, the total unrecognized compensation expense related to non-vested common stock was $1,153,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended June 30, 2010
	Shares	Fair Value
Balance at December 31, 2009	75,965	$28.97
Granted	15,149	30.91
Vested	(40,838)	30.25
Forfeited	—	—
Balance at June 30, 2010	50,276	$28.51

Stock Options
Stock options vest and expire over a period not to exceed seven years.  As of June 30, 2010, the total unrecognized compensation expense related to non-vested stock options was $45,000, and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years.  Following is a summary of the activity of the stock options during the six-month period ended June 30, 2010:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2009	44,120	$17.65
Exercised	(3,302)	14.10
Outstanding at June 30, 2010	40,818	17.93	1.95	$666
Exercisable at June 30, 2010	28,378	$17.12	1.78	$486

The total intrinsic value of options exercised was $60,000 and $279,000 for the six-month periods ended June 30, 2010 and 2009, respectively.  Following is a summary of the activity of the non-vested stock options during the six-month period ended June 30, 2010:

		Weighted- Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2009	27,586	$2.81
Vested	(15,146)	2.70
Forfeited	―	―
Nonvested at June 30, 2010	12,440	$2.94

SARs
SARs vest over a three-year period with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant and they expire 10 years from the original grant date.  As of June 30, 2010, the total unrecognized compensation expense was $745,000 and the related weighted-average period over which it is expected to be recognized is 1.2 years.  Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2010:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2009	231,262	$27.02
Granted	23,311	30.16
Exercised	(1,012)	33.29
Forfeited or expired	—	—
Outstanding at June 30, 2010	253,561	27.31	8.35	1,760
Exercisable at June 30, 2010	112,360	$27.47	5.20	762

Following is a summary of the activity of the nonvested SARs during the six-month period ended June 30, 2010:

		Weighted- Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2009	195,119	$6.74
Granted	23,311	9.12
Vested	(77,229)	6.89
Nonvested at June 30, 2010	141,201	$7.06

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant.  Following are the assumptions used to estimate the per share fair value of SARs granted:

	Six Months Ended June 30,
	2010	2009
Risk free interest rate	3.33%	1.94%
Expected life	7 yrs.	7 yrs.
Expected volatility	30.00%	27.00%
Expected dividend yield	1.86%	2.02%

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

(In thousands)	Estimated 2010	Actual 2009
Service cost – benefits earned during the year	$1,796	$1,606
Interest cost on projected benefit obligation	2,251	2,080
Expected return on plan assets	(2,443)	(1,880)
Net amortization	563	873
Net periodic pension cost	$2,167	$2,679

Pension costs recorded to expense were $542,000 and $670,000 for the three-month periods ended June 30, 2010 and 2009, respectively, and totaled $1,084,000 and $1,341,000 for the six-month periods ended June 30, 2010 and 2009, respectively.  The Company made a contribution of $450,000 to the plan during the three-month period ended June 30, 2010, for a total of $900,000 for the six-month period ending June 30, 2010 and expects to contribute at least an additional $900,000 in 2010.

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

Pension costs recorded to expense were $168,000 and $113,000 for the three-month periods ended June 30, 2010 and 2009, respectively, and were $330,000 and $227,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

Note 12 – Income Taxes

During the six months ending June 30, 2010, unrecognized tax benefits increased by $193,000 and related accrued interest increased by $24,000. As of December 31, 2009, the Company's unrecognized tax benefits were approximately $1,750,000, of which $1,466,000 would, if recognized, affect the Company's effective tax rate. During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $401,000 due to the lapse of federal and state statutes of limitations.

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

	June 30, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$219,898	$12,752	$24	$232,626

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$212,651	$11,970	$24	$224,597

The fair values of securities with unrealized losses are as follows:

June 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political subdivisions	$871	$24	$—	$—	$871	$24

December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political subdivisions	$1,415	$24	$—	$—	$1,415	$24

There was one security (not greater than 12 months) in an unrealized loss position as of June 30, 2010.   There were two securities (none greater than 12 months) in an unrealized loss position as of December 31, 2009.   All unrealized losses were reviewed to determine whether the losses were other than temporary.  Management believes that all unrealized losses are temporary since they were market driven, and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2010
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$9,349	$9,507
Due after 1 year through 5 years	41,146	43,765
Due after 5 years through 10 years	108,001	116,101
Due after 10 years	61,402	63,253
Total	$219,898	$232,626

The amortized cost of investment securities pledged to secure public deposits and for other purposes at June 30, 2010 was $18,149,000.

Proceeds from sales of investment securities classified as available for sale were $0 and $10,314,000 for the three months ended June 30, 2010 and 2009, respectively, and were $0 and $14,591,000 for the six months ended June 30, 2010 and 2009, respectively.  Gross realized gains were $0 and $83,000 for the three months ended June 30, 2010 and 2009, respectively, and were $0 and $202,000 for the six months ended June 30, 2010 and 2009, respectively.

Note 14 – Fair Value of Financial Instruments

Effective July 1, 2009, the Company adopted FASB ASC 270, “Interim Reporting.”  Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$153,685	$153,685	$79,294	$79,294
Investment securities	232,626	232,626	224,597	224,597
Loans, net	670,540	679,501	633,673	634,598
Accrued interest receivable	5,448	5,448	5,294	5,294
Total	$1,062,299	$1,071,260	$942,858	$943,783

Balance sheet liabilities:
Deposits	$464,434	$464,434	$437,876	$437,876
Accounts and drafts payable	527,278	527,278	430,251	430,251
Short-term borrowings	19	19	26	26
Accrued interest payable	262	262	227	227
Total	$991,993	$991,993	$868,380	$868,380

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

Loans – The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired.  Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.”  At June 30, 2010, all impaired loans were evaluated based on the fair value of the collateral.  The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2.  The total principal balance of impaired loans measured at fair value at June 30, 2010 and December 31, 2009 were $925,000 and $1,115,000, respectively.  The fair value of loans in the above table is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Note 15 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2010 and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas.  The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information.  Cass also processes and pays utility invoices, which includes electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions.  Cass extracts, stores and presents information from freight, utility and telecommunication invoices, assisting its customers’ transportation, energy and information technology managers in making decisions that will enable them to improve operating performance.  The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers.  It then provides the data in a central repository for access and archiving.  The data is finally transformed into information through the Company’s databases that allow client interaction as required and provides Internet-based tools for analytical processing.  The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the “Bank”), provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States.  In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, utility and telecommunication payment and audit.  The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers.  Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. As lower levels of economic activity are encountered, such as those experienced in 2009, the number and total dollar amount of transactions processed by the Company may decline, thereby reducing fee revenue, interest income, and possibly liquidity.  Conversely, improving economic conditions, as those experienced in 2010, will tend to increase fee revenue, interest income and liquidity.  The general level of interest rates also has a significant effect on the revenue of the Company.  As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2009 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

Currently, management views Cass’ major opportunity as the continued expansion of its payment and information processing service offering and customer base. While the economic slow-down in 2009 reduced the short-term growth rate, management remains optimistic about the long-term prospects for growth.

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

Impairment of Assets.  The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and investments in private equity securities and assets held for sale for impairment.  Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future.  If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows.  The Company had no impairment of goodwill and intangible assets for the three or six month periods ended June 30, 2010 or for the fiscal year ended December 31, 2009, and management does not anticipate any future impairment loss.  Investment securities available-for-sale are measured at fair value using Level 2 valuations calculated by an independent research firm.  The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Pension Plans.  The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations.  Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled, rate of increase in future compensation levels and mortality rates.  These assumptions are updated annually and are disclosed in Note 11 to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.   There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its statement of financial position and has recognized changes in that funded status through comprehensive income.  The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2010 (“Second Quarter of 2010”) compared to the three-month period ended June 30, 2009 (“Second Quarter of 2009”) and the six-month period ended June 30, 2010 (“First Half of 2010”) compared to the six-month period ended June 30, 2009 (“First Half of 2009”).   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2009 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2010 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter			First Half
(In thousands except per share data)	2010	2009	% Change	2010	2009	% Change
Net income	$4,900	$3,661	33.8%	$9,649	$7,584	27.2%
Diluted earnings per share	$.52	$.39	33.3%	$1.02	$.81	25.9%
Return on average assets	1.77%	1.61%	—	1.78%	1.70%	—
Return on average equity	14.62%	12.74%	—	14.66%	13.52%	—

Fee Revenue and Other Income

The Company’s fee revenue is derived mainly from freight and utility processing and payment fees.  As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income.  Processing volumes related to fees and accounts and drafts payable were as follows:

	Second Quarter			First Half
(In thousands)	2010	2009	% Change	2010	2009	% Change
Freight Core Invoice Transaction Volume*	6,716	5,716	17.5%	12,733	11,111	14.6%
Freight Invoice Dollar Volume	$4,193,903	$3,391,822	23.6%	$7,962,844	$6,778,562	17.5%
Utility Transaction Volume	3,045	2,823	7.9%	6,100	5,653	7.9%
Utility Transaction Dollar Volume	$2,451,775	$2,263,404	8.3%	$5,059,874	$4,759,101	6.3%
Payment and Processing Fees	$13,533	$12,036	12.4%	$26,278	$23,980	9.6%
*Core invoices exclude parcel shipments.

Second Quarter of 2010 compared to Second Quarter of 2009:

Transportation and utility transaction volumes were up 18% and 8%, respectively, and dollar volumes were up 24% and 8%, respectively, due to new business and improved activity for existing customers.

Bank service fees decreased $43,000, or 13%, due to a decline in account analysis fees as more customers chose to pay for services with compensating balances rather than fees as well as a decline in letter of credit fees.  Other income was approximately the same as the prior period. There were no gains on sales of securities in the Second Quarter of 2010.

First Half of 2010 compared to First Half of 2009:

Transportation and utility transaction volumes were up 15% and 8%, respectively, and dollar volumes were up 18% and 6%, respectively, due to new business and improved activity for existing customers.

Bank service fees decreased $106,000, or 14%, due to a decrease in account analysis fees as more customers chose to pay for services with compensating balances rather than fees as well as a decline in letter of credit fees.  Other income was approximately the same as the prior period.  There were no gains on sales of securities in the First Half of 2010.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities.  Net interest income is a significant source of the Company’s revenues.  The following table summarizes the changes in net interest income and related factors:

	Second Quarter			First Half
(In thousands)	2010	2009	% Change	2010	2009	% Change
Average earnings assets	$1,017,818	$831,669	22.4%	$1,001,350	$817,884	22.4%
Average interest-bearing liabilities	334,879	254,383	31.6%	329,098	228,881	43.8%
Net interest income*	12,103	10,410	16.3%	23,698	20,932	13.2%
Net interest margin*	4.77%	5.02%	—	4.77%	5.16%	—
Yield on earning assets*	5.24%	5.64%	—	5.25%	5.72%	—
Rate on interest-bearing liabilities	1.44%	2.02%	—	1.46%	2.00%	—
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2010 compared to Second Quarter of 2009:

Second Quarter 2010 average earning assets increased 22% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2010 as the general level of interest rates declined; however, the significant increase in average earning assets caused net interest income to increase 16%.

Total average loans increased $65,188,000, or 11%, to $675,014,000 for the Second Quarter of 2010 as compared to the Second Quarter of 2009. This increase was attributable to the continuing successful implementation of new marketing efforts by the Company’s lending staff.  Average investment securities increased $38,784,000, or 22%, to $218,362,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the Second Quarter of 2010 increased $88,131,000, or 36%, to $334,865,000 compared to the Second Quarter of 2009, primarily due to customers transferring funds from lower-yielding investments at other institutions.  Accounts and drafts payable increased $85,171,000, or 20%, as freight and utility payment processing activities increased.

First Half of 2010 compared to First Half of 2009:

First Half of 2010 average earning assets increased 22% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2010 as the general level of interest rates declined; however, the significant increase in average earning assets caused net interest income to increase 13%.

Total average loans increased $60,727,000, or 10%, to $661,805,000 for the First Half of 2010 as compared to the First Half of 2009. This increase was attributable to the continuing successful implementation of new marketing efforts by the Company’s lending staff.  Average investment securities increased $30,213,000, or 16%, to $215,837,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the First Half of 2010 increased $110,716,000, or 51%, to $329,071,000 compared to the First Half of 2009, primarily due to customers transferring funds from lower-yielding investments at other institutions. Accounts and drafts payable increased $57,763,000, or 13%, as freight and utility payment processing activities increased.

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

	Second Quarter of 2010			Second Quarter of 2009
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Earning assets:
Loans[2,3]:
Taxable	$672,465	$9,848	5.87%	$606,645	$8,884	5.87%
Tax-exempt[4]	2,549	36	5.66	3,181	54	6.81
Debt and equity securities[5]:
Taxable	890	11	4.96	3,489	16	1.84
Tax-exempt[4]	217,472	3,309	6.10	176,089	2,708	6.17
Interest-bearing deposits in other financial institutions	16,770	13	.31	15,300	10	.26
Federal funds sold and other short-term investments	107,672	85	.32	26,965	18	.27
Total earning assets	1,017,818	13,302	5.24	831,669	11,690	5.64
Non-earning assets:
Cash and due from banks	10,394			9,447
Premise and equipment, net	10,039			11,300
Bank owned life insurance	13,857			13,303
Goodwill and other
intangibles	7,808			7,969
Other assets	62,031			47,603
Allowance for loan losses	(9,116)			(6,761)
Total assets	$1,112,831			$914,530
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand
deposits	$162,721	$495	1.22%	$98,379	$380	1.55%
Savings deposits	23,996	71	1.19	20,104	69	1.38
Time deposits >= $100	55,682	215	1.55	41,543	276	2.66
Other time deposits	92,466	418	1.81	86,708	510	2.36
Total interest-bearing deposits	334,865	1,199	1.44	246,734	1,235	2.01
Short-term borrowings & other	14	—	—	4,658	5	1.55%
Subordinated debentures	—	—	—	2,991	40	1.38
Total interest bearing liabilities	334,879	1,199	1.44	254,383	1,280	2.02
Non-interest bearing liabilities:
Demand deposits	110,343			93,977
Accounts and drafts payable	517,113			431,942
Other liabilities	16,025			18,965
Total liabilities	978,360			799,267
Shareholders’ equity	134,471			115,263
Total liabilities and
shareholders’ equity	$1,112,831			$914,530
Net interest income		$12,103			$10,410
Interest spread			3.81%			3.62%
Net interest margin			4.77			5.02
1.	Balances shown are daily averages.
2.
For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.  Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2009 consolidated financial statements, filed with the Company’s 2009 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $92,000 and $131,000 for the Second Quarter of 2010 and 2009, respectively.
4.
Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.  The tax-equivalent adjustment was approximately $1,171,000 and $966,000 for the Second Quarter of 2010 and 2009, respectively.

5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2010			First Half of 2009
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Earning assets:
Loans[2,3]:
Taxable	$659,216	$19,250	5.89%	$597,827	$17,464	5.89%
Tax-exempt[4]	2,589	74	5.76	3,251	111	6.89
Debt and equity securities[5]:
Taxable	841	25	5.99	3,524	18	1.03
Tax-exempt[4]	214,996	6,537	6.13	182,100	5,566	6.16
Interest-bearing deposits in other financial institutions	19,075	26	.27	14,405	18	.25
Federal funds sold and other short-term investments	104,633	161	.31	16,777	26	.31
Total earning assets	1,001,350	26,073	5.25	817,884	23,203	5.72
Non-earning assets:
Cash and due from banks	9,906			9,258
Premise and equipment, net	10,181			11,488
Bank owned life insurance	13,784			13,235
Goodwill and other
intangibles	7,822			8,004
Other assets	58,436			48,227
Allowance for loan losses	(8,753)			(6,666)
Total assets	$1,092,726			$901,430
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand
deposits	$166,085	$1,005	1.22%	$90,277	$682	1.52%
Savings deposits	24,479	143	1.18	20,192	138	1.38
Time deposits >= $100	52,833	419	1.60	41,529	563	2.73
Other time deposits	85,674	808	1.90	66,357	786	2.39
Total interest-bearing deposits	329,071	2,375	1.46	218,355	2,169	2.00
Short-term borrowings & other	27	—	.75	7,535	23	.62
Subordinated debentures	—	—	—	2,991	79	5.33
Total interest bearing liabilities	329,098	2,375	1.46	228,881	2,271	2.00
Non-interest bearing liabilities:
Demand deposits	110,532			93,722
Accounts and drafts payable	504,537			446,774
Other liabilities	15,844			18,965
Total liabilities	960,011			788,342
Shareholders’ equity	132,715			113,088
Total liabilities and
shareholders’ equity	$1,092,726			$901,430
Net interest income		$23,698			$20,932
Interest spread			3.80%			3.72%
Net interest margin			4.77			5.16
1.	Balances shown are daily averages.
2.
For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.  Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2009 consolidated financial statements, filed with the Company’s 2009 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $166,000 and $267,000 for the First Half of 2010 and 2009, respectively.
4.
Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.  The tax-equivalent adjustment was approximately $2,314,000 and $1,986,000 for the First Half of 2010 and 2009, respectively.

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

	Second Quarter of 2010 Over 2009
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$964	$0	$964
Tax-exempt[3]	(10)	(8)	(18)
Debt and equity securities:
Taxable	(18)	13	(5)
Tax-exempt[3]	630	(29)	601
Interest-bearing deposits in other financial institutions	1	2	3
Federal funds sold and other short-term investments	63	4	67
Total interest income	1,630	(18)	1,612
Interest expense on:
Interest-bearing demand deposits	209	(94)	115
Savings deposits	12	(10)	2
Time deposits of $100 or more	76	(137)	(61)
Other time deposits	32	(124)	(92)
Short-term borrowings & other	(2)	(3)	(5)
Subordinated debentures	(20)	(20)	(40)
Total interest expense	307	(388)	(81)
Net interest income	$1,323	$370	$1,693
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	First Half of 2010 Over 2009
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$1,793	$(7)	$1,786
Tax-exempt[3]	(21)	(16)	(37)
Debt and equity securities:
Taxable	(23)	30	7
Tax-exempt[3]	1,000	(29)	971
Interest-bearing deposits in other financial institutions	6	2	8
Federal funds sold and other short-term investments	135	—	135
Total interest income	2,890	(20)	2,870
Interest expense on:
Interest-bearing demand deposits	481	(158)	323
Savings deposits	27	(22)	5
Time deposits of $100 or more	128	(272)	(144)
Other time deposits	201	(179)	22
Short-term borrowings & other	(11)	(12)	(23)
Subordinated debentures	(40)	(39)	(79)
Total interest expense	786	(682)	104
Net interest income	$2,104	$662	$2,766
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off.  There was a $1,150,000 and $300,000 provision for loan losses during the Second Quarter of 2010 and the Second Quarter of 2009, respectively.  There was a $2,050,000 and $700,000 provision for loan losses during the First Half of 2010 and the First Half of 2009, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits.  The increases were primarily due to the growth in loan balances of $69,932,000 from June 30, 2009 to June 30, 2010.  There were net loan recoveries of $12,000 in the Second Quarter of 2010 compared to $44,000 for the same period in 2009.  There were $173,000 net loan charge-offs in the First Half of 2010 and $176,000 in the First Half of 2009.

The allowance for loan losses at June 30, 2010 was $10,161,000 and at December 31, 2009 was $8,284,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2010 was 1.49% compared to 1.29% at December 31, 2009.  Nonperforming loans were $1,528,000, or .22%, of total loans at June 30, 2010 compared to $1,608,000, or .25%, of total loans at December 31, 2009.  These loans, which are also considered impaired, consisted of six loans to borrowers with businesses in financial trouble or in the process of liquidation.   Nonperforming loans at December 31, 2009 consisted of five non-accrual loans.  Total nonperforming loans decreased $439,000 from June 30, 2009 to June 30, 2010.  This change was primarily due to the charge-off of two loans, full payment of one loan plus the addition of one loan.

In addition to the nonperforming loans discussed above, at June 30, 2010, four loans totaling $3,045,000 not included in the table below were identified by management as having potential credit problems.  These loans are excluded from the table due to the fact that they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms.  These loans are closely monitored by management.

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio.  An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio.  A charge or credit is made to expense to cover any deficiency or reduce any excess.  The current methodology employed to determine the appropriate allowance consists of two components, specific and general.  The Company develops specific allowances on commercial, commercial real estate, and construction loans based on individual review of these loans and an estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available.  The general component relates to all other loans, which are evaluated based on loan grade.  The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation.  The Company assigns an allowance amount consistent with each loan's rating category.  The allowance amount is based on derived loss experience over prescribed periods.  In addition to the amounts derived from the loan grades, a portion is added to the general allowance to take into account other factors including national and local economic conditions; downturns in specific industries including loss in collateral value; trends in credit quality at the Company and in the banking industry; and trends in risk rating changes.  As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the related balance.  These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

Summary of Asset Quality
The following table presents information pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009
Allowance at beginning of period	$8,999	$6,631	$8,284	$6,451

Provision charged to expense	1,150	300	2,050	700
Loans charged off	—	—	(200)	(254)
Recoveries on loans previously charged off	12	44	27	78
Net loans recovered (charged-off)	12	44	(173)	(176)
Allowance at end of period	$10,161	$6,975	$10,161	$6,975
Loans outstanding:
Average	$675,014	$609,826	$661,805	$601,078
June 30	680,701	610,769	680,701	610,769
Ratio of allowance for loan losses to loans outstanding:
Average	1.51%	1.14%	1.54%	1.16%
June 30	1.49	1.14	1.49	1.14
Nonperforming loans:
Nonaccrual loans	$1,528	$1,411	$1,528	$1,411
Loans past due 90 days or more	—	—	—	—
Renegotiated loans	—	556	—	556
Total nonperforming loans	$1,528	$1,967	$1,528	$1,967
Foreclosed assets	1,910	2,177	1,910	2,177
Nonperforming loans as percentage of average loans	.23%	.32%	.23%	.33%

The Bank had two properties carried as other real estate owned of $1,910,000 and $2,177,000 as of June 30, 2010 and 2009, respectively.

Operating Expenses

Total operating expenses for the Second Quarter of 2010 were up less than 1%, or $53,000 compared to the Second Quarter of 2009.  Total operating expenses for the First Half of 2010 were down less than 1%, or $40,000 from the First Half of 2009.

Salaries and benefits expense for the Second Quarter of 2010 decreased $47,000 to $12,683,000 compared to the Second Quarter of 2009 and decreased $6,000 to $25,173,000 for the First Half of 2010 compared to the First Half of 2009.

Occupancy expense for the Second Quarter of 2010 increased $40,000, or 7%, to $611,000 from the Second Quarter of 2009 and decreased $3,000, or less than 1%, from the First Half of 2009.

Equipment expense for the Second Quarter of 2009 increased $83,000, or 10%, compared to the Second Quarter of 2009 and increased $140,000, or 8%, from the First Half of 2009.

Amortization of intangible assets was $27,000 and $70,000 for the Second Quarter of 2010 and 2009, respectively, and $54,000 and $140,000 for the First Half of 2010 and 2009, respectively.  Software from the Profitlab, Inc. acquisition in 2004 was fully amortized during the Third Quarter of 2009.

Other operating expenses for the Second Quarter of 2010 increased $20,000, or 1%, compared to the Second Quarter of 2009.  Decreases in promotional expenses were offset by increases in outside service and consulting fees and telecommunication expense.  Other operating expense decreased $85,000 for the First Half of 2010 compared to the First Half of 2009, primarily due to FDIC assessments in the First Half of 2009.

Income tax expense for the Second Quarter of 2010 increased $716,000, or 56%, compared to the Second Quarter of 2009 and increased $1,056,000 for the First Half of 2010 compared to the First Half of 2009.  The effective tax rate was 29.0% and 26.0% for the Second Quarters of 2010 and 2009, respectively, and was 28.4% and 26.8% for the First Halves of 2010 and 2009, respectively.  The increases are the result of higher pre-tax income for the periods and smaller relative increases in tax-exempt investment income.

Financial Condition

Total assets at June 30, 2010 were $1,145,168,000, an increase of $132,187,000, or 13%, from December 31, 2009.  The most significant changes in asset balances during this period were an increase of $79,400,000, or 198%, in federal funds sold and other short-term investments and increases of $8,029,000 and $38,744,000 in securities available for sale and loans, respectively. Changes in federal funds sold and other short-term investments reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2010 were $1,007,561,000, an increase of $124,147,000, or 14%, from December 31, 2009.  Total deposits at June 30, 2010 were $464,434,000, an increase of $26,558,000, or 6%, from December 31, 2009.  Accounts and drafts payable at June 30, 2010 were $527,278,000, an increase of $97,027,000, or 23%, from December 31, 2009.  Total shareholders’ equity at June 30, 2010 was $137,608,000, a $8,040,000, or 6%, increase from December 31, 2009.

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

The increase in total shareholders’ equity resulted from net income of $9,649,000, $746,000 from stock-based compensation expense, an increase in other comprehensive income of $508,000 offset by dividends paid of $2,629,000 ($.14 per share) and other miscellaneous activity of $234,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, federal funds sold and money market funds, and was $153,685,000 at June 30, 2010, an increase of $74,391,000, or 94%, from December 31, 2009.  At June 30, 2010, these assets represented 13% of total assets.  These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines.  Total investment in securities was $232,626,000 at June 30, 2010, an increase of $8,029,000 from December 31, 2009.   These assets represented 20% of total assets at June 30, 2010.  Of this total, 100% were state and political subdivision securities.  Of the total portfolio, 4% mature in one year, 19% mature in one to five years, and 77% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $76,000,000 at the following banks:  Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $20,000,000; Frost National Bank, $10,000,000 and JPM Chase Bank, $6,000,000.  The Company had secured lines of credit with the Federal Home Loan Bank of $135,000,000 collateralized by commercial mortgage loans.  The Company also had a secured federal funds line of credit of $18,782,000 with the Federal Reserve Bank.  There were no amounts outstanding under any of the lines of credit discussed above at June 30, 2010 or December 31, 2009.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank.  The accounts and drafts payable generated by the Company has also historically been a stable source of funds.  The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”).  Time deposits include $85,905,000 of CDARS deposits which offer the Bank’s customers the ability to maximize FDIC insurance coverage.  The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $13,434,000 for the First Half of 2010 compared with $12,295,000 for the First Half of 2009.  This increase is attributable to the increases in net income of $2,065,000 and provision for loan losses of $1,350,000 offset by the income taxes deferred and payable of $669,000 and the other normal fluctuations in asset and liability accounts.  Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances.  Other causes for the changes in these account balances are discussed earlier in this report.  Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows.  Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2010, which are estimated to be less than $3,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2010		December 31, 2009
(In thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$139,650	16.41%	$130,187	16.69%
Cass Commercial Bank	54,555	10.83%	50,853	10.34%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$129,489	15.21%	$121,903	15.63%
Cass Commercial Bank	48,257	9.58%	44,864	9.12%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$129,489	11.72%	$121,903	11.28%
Cass Commercial Bank	48,257	9.64%	44,864	8.75%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This guidance requires a greater level of disaggregated information about the credit quality of financing receivables and reserves for credit losses, including increased disclosure of credit quality indicators, past due information, and modifications of financing receivables. Disclosures regarding activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2010 has changed materially from that at December 31, 2009.

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

There were no changes in the Second Quarter of 2010 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2010.

ITEM 6.	EXHIBITS

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 5, 2010	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 5, 2010	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)