Form 10-Q
period 2010-09-30
CASS INFORMATION SYSTEMS INC
filed 2010-11-04
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        September 30, 2010

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
Yes           ☐                      No           ☒

The number of shares outstanding of registrant's only class of stock as of November 1, 2010: Common stock, par value $.50 per share – 9,394,547 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	September 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Income
	Three and Nine months ended September 30, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2010 and 2009 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II – Other Information – Items 1. – 6.		27

SIGNATURES		28

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

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Dollars in Thousands except Share and Per Share Data)

	September 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Cash and due from banks	$10,435	$5,763
Interest-bearing deposits in other financial institutions	73,434	33,426
Federal funds sold and other short-term investments	125,599	40,105
Cash and cash equivalents	209,468	79,294
Securities available-for-sale, at fair value	238,262	224,597

Loans	689,683	641,957
Less: Allowance for loan losses	10,758	8,284
Loans, net	678,925	633,673
Premises and equipment, net	9,713	10,451
Investment in bank-owned life insurance	14,055	13,644
Payments in excess of funding	40,111	22,637
Goodwill	7,471	7,471
Other intangible assets, net	295	375
Other assets	19,129	20,839
Total assets	$1,217,429	$1,012,981

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$121,028	$113,151
Interest-bearing	380,231	324,725
Total deposits	501,259	437,876
Accounts and drafts payable	554,945	430,251
Short-term borrowings	13	26
Other liabilities	15,395	15,260
Total liabilities	1,071,612	883,413

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common Stock, par value $.50 per share; 20,000,000 shares authorized and 9,949,324 shares issued at September 30, 2010 and December 31, 2009	4,975	4,975
Additional paid-in capital	46,439	45,696
Retained earnings	103,685	92,401
Common shares in treasury, at cost (554,777 shares at September 30, 2010 and 564,119 shares at December 31, 2009)	(13,167)	(13,323)
Accumulated other comprehensive income (loss)	3,885	(181)
Total shareholders’ equity	145,817	129,568
Total liabilities and shareholders’ equity	$1,217,429	$1,012,981

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fee Revenue and Other Income:
Information services payment and processing revenue	$13,895	$12,302	$40,173	$36,282
Bank service fees	367	292	1,006	1,037
Gains on sales of securities	—	—	—	202
Other	139	140	415	413
Total fee revenue and other income	14,401	12,734	41,594	37,934

Interest Income:
Interest and fees on loans	10,182	9,125	29,480	26,661
Interest and dividends on securities:
Taxable	3	15	28	33
Exempt from federal income taxes	2,154	1,843	6,403	5,462
Interest on federal funds sold and other short-term investments	150	57	337	101
Total interest income	12,489	11,040	36,248	32,257

Interest Expense:
Interest on deposits	1,249	1,372	3,624	3,541
Interest on short-term borrowings	—	—	—	23
Interest on subordinated convertible debentures	—	27	—	106
Total interest expense	1,249	1,399	3,624	3,670
Net interest income	11,240	9,641	32,624	28,587
Provision for loan losses	950	400	3,000	1,100
Net interest income after provision for loan losses	10,290	9,241	29,624	27,487
Total net revenue	24,691	21,975	71,218	65,421

Operating Expense:
Salaries and employee benefits	13,026	12,583	38,199	37,762
Occupancy	658	611	1,841	1,797
Equipment	887	835	2,701	2,509
Amortization of intangible assets	26	55	80	195
Other operating	2,501	2,282	7,324	7,190
Total operating expense	17,098	16,366	50,145	49,453

Income before income tax expense	7,593	5,609	21,073	15,968
Income tax expense	2,013	1,291	5,844	4,066
Net Income	$5,580	$4,318	$15,229	$11,902

Basic Earnings Per Share	$.60	$.47	$1.63	$1.30
Diluted Earnings Per Share	$.59	$.46	$1.61	$1.27

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$15,229	$11,902
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,077	3,218
Gains on sales of securities	—	(202)
Provision for loan losses	3,000	1,100
Stock-based compensation expense	1,133	1,382
Deferred income tax expense	—	649
Decrease in income tax liability	(1,751)	(994)
Increase in pension liability	640	728
Other operating activities, net	355	(812)
Net cash provided by operating activities	21,683	16,971

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	—	14,591
Proceeds from maturities of securities available-for-sale	2,770	5,655
Purchase of securities available-for-sale	(11,548)	(37,994)
Net increase in loans	(48,252)	(29,186)
(Increase) decrease in payments in excess of funding	(17,474)	3,470
Purchases of premises and equipment, net	(890)	(1,043)
Net cash used in investing activities	(75,394)	(44,507)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	7,877	3,639
Net increase in interest-bearing demand and savings deposits	19,729	102,360
Net increase in time deposits	35,777	66,916
Net increase (decrease) in accounts and drafts payable	124,694	(41,835)
Net decrease in short-term borrowings	(13)	(300)
Cash dividends paid	(3,945)	(3,611)
Distribution of stock awards, net	(251)	—
Other financing activities, net	17	17
Net cash provided by financing activities	183,885	127,186
Net increase in cash and cash equivalents	130,174	99,650
Cash and cash equivalents at beginning of period	79,294	29,485
Cash and cash equivalents at end of period	$209,468	$129,135

Supplemental information:
Cash paid for interest	$3,568	$3,641
Cash paid for income taxes	7,621	4,456

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

	September 30, 2010		December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Software	$862	$(862)	$862	$(862)
Customer List	750	(455)	750	(375)
Total	1,612	(1,317)	1,612	(1,237)
Unamortized intangible assets:
Goodwill	7,698	(227)	7,698	(227)
Total unamortized intangibles	7,698	(227)	7,698	(227)
Total intangible assets	$9,310	$(1,544)	$9,310	$(1,464)

Software is amortized over four to five years and the customer list is amortized over seven years.  Amortization of intangible assets amounted to $80,000 and $195,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.  Estimated amortization of intangibles over the next five years is as follows:  $107,000 in 2010, 2011 and 2012, $54,000 in 2013 and $0 in 2014.

Note 3 - Equity Investments in Non-Marketable Securities

Non-marketable equity investments in low-income housing projects are included in other assets on the Company’s consolidated balance sheets.  The total balance of these investments at September 30, 2010 and December 31, 2009 were $456,000 and $520,000, respectively.

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income, adjusted for the net income effect of the interest expense on the outstanding convertible debentures, by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.  There were no antidilutive shares in the three-month and nine-month periods ended September 30, 2010 and 2009.  The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share data)	2010	2009	2010	2009
Basic
Net income	$5,580	$4,318	$15,229	$11,902
Weighted-average common shares outstanding	9,338,006	9,157,055	9,333,884	9,144,521
Basic earnings per share	$.60	$.47	$1.63	$1.30
Diluted
Basic net income	$5,580	$4,318	$15,229	$11,902
Net income effect of 5.33% convertible debentures	—	14	—	55
Diluted net income	5,580	4,332	15,229	11,957

Weighted-average common shares outstanding	9,338,006	9,157,055	9,333,884	9,144,521
Effect of dilutive restricted stock, stock options and stock appreciation rights	116,960	141,907	105,825	124,512
Effect of convertible debentures	—	66,622	—	124,309
Weighted-average common shares outstanding assuming dilution	9,454,966	9,365,584	9,439,709	9,393,342

Diluted earnings per share	$.59	$.46	$1.61	$1.27

Note 5 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company’s Common Stock.  The Company did not repurchase any shares during the nine-month periods ended September 30, 2010 and 2009.  As of September 30, 2010, 180,000 shares remained available for repurchase under the program.  Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 6 - Comprehensive Income

For the three and nine-month periods ended September 30, 2010 and 2009, unrealized gains and losses on securities available-for-sale and reclassification adjustments for gains included in net income were the Company’s other comprehensive income components.  Comprehensive income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Net income	$5,580	$4,318	$15,229	$11,902

Other comprehensive income:
Reclassification adjustments for gains included in net income, net of tax	—	—	—	(131)
Net unrealized gain on securities available-for-sale, net of tax	3,558	4,108	4,066	7,981

Total comprehensive income	$9,138	$8,426	$19,295	$19,752

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

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and other	Total
Three Months Ended September 30, 2010
Total Revenues:
Revenue from customers	$19,034	$5,657	$—	$24,691
Intersegment revenue	2,326	416	(2,742)	—
Net income	3,776	1,804	—	5,580
Total assets	664,112	564,554	(11,237)	1,217,429
Goodwill	7,335	136	—	7,471
Other intangible assets, net	295	—	—	295
Three Months Ended September 30, 2009
Total Revenues:
Revenue from customers	$17,152	$4,823	$—	$21,975
Intersegment revenue	1,911	414	(2,325)	—
Net income	2,859	1,459	—	4,318
Total assets	536,063	503,744	(6,412)	1,033,395
Goodwill	7,335	136	—	7,471
Other intangible assets, net	402	—	—	402
Nine Months Ended September 30, 2010
Total Revenues:
Revenue from customers	$54,813	$16,405	$—	$71,218
Intersegment revenue	6,585	1,209	(7,794)	—
Net income	10,033	5,196	—	15,229
Total assets	664,112	564,554	(11,237)	1,217,429
Goodwill	7,335	136	—	7,471
Other intangible assets, net	295	—	—	295
Nine Months Ended September 30, 2009
Total Revenues:
Revenue from customers	$51,526	$13,895	$—	$65,421
Intersegment revenue	5,259	1,159	(6,418)	—
Net income	8,124	3,778	—	11,902
Total assets	536,063	503,744	(6,412)	1,033,395
Goodwill	7,335	136	—	7,471
Other intangible assets, net	402	—	—	402

Note 8 - Loans by Type

(In thousands)	September 30, 2010	December 31, 2009
Commercial and industrial	$127,659	$93,371
Real estate: (Commercial and church)
Mortgage	501,536	469,097
Construction	58,547	74,407
Industrial revenue bonds	1,078	2,676
Other	863	2,406
Total loans	$689,683	$641,957

Note 9 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases.  These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments.  At September 30, 2010 and December 31, 2009, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At September 30, 2010, the balance of unused loan commitments, standby and commercial letters of credit were $38,845,000, $18,738,000 and $3,571,000, respectively.  Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment.  In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at September 30, 2010:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease commitments	$2,480	$702	$903	$456	$419
Time deposits	151,519	130,093	19,164	2,262	—
Total	$153,999	$130,795	$20,067	$2,718	$419

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 10 – Stock-Based Compensation

In 2007, the Board and the Company’s shareholders approved the 2007 Omnibus Incentive Stock Plan (the “Omnibus Plan”).  The Omnibus Plan permits the issuance of up to 880,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards.  The Company issues shares out of treasury stock for these awards.  During the nine months ended September 30, 2010, 15,149 restricted shares and 23,311 SARs were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding.  These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. As of September 30, 2010, the total unrecognized compensation expense related to non-vested common stock was $924,000 and the related weighted-average period over which it is expected to be recognized is approximately .9 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended September 30, 2010
	Shares	Fair Value
Balance at December 31, 2009	75,965	$28.97
Granted	15,149	30.91
Vested	(40,838)	30.25
Balance at September 30, 2010	50,276	$28.51

Stock Options
Stock options vest and expire over a period not to exceed seven years.  As of September 30, 2010, the total unrecognized compensation expense related to non-vested stock options was $39,000, and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.  Following is a summary of the activity of the stock options during the nine-month period ended September 30, 2010:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2009	44,120	$17.65
Exercised	(3,302)	14.10
Outstanding at September 30, 2010	40,818	17.93	1.7	$830
Exercisable at September 30, 2010	28,378	$17.12	1.5	$519

The total intrinsic value of options exercised was $60,000 and $279,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.  Following is a summary of the activity of the non-vested stock options during the nine-month period ended September 30, 2010:

		Weighted- Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2009	27,586	$2.81
Vested	(15,146)	2.70
Nonvested at September 30, 2010	12,440	$2.94

SARs
SARs vest over a three-year period with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant and they expire 10 years from the original grant date.  As of September 30, 2010, the total unrecognized compensation expense was $653,000 and the related weighted-average period over which it is expected to be recognized is 1.0 year.  Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2010:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2009	231,262	$27.02
Granted	23,311	30.16
Exercised	(1,012)	33.29
Outstanding at September 30, 2010	253,561	27.31	8.09	1,776
Exercisable at September 30, 2010	112,360	$27.47	5.02	769

Following is a summary of the activity of the nonvested SARs during the nine-month period ended September 30, 2010:

		Weighted- Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2009	195,119	$6.74
Granted	23,311	9.12
Vested	(77,229)	6.89
Nonvested at September 30, 2010	141,201	$7.06

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant.  Following are the assumptions used to estimate the per share fair value of SARs granted:

	Nine Months Ended September 30,
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

(In thousands)	Estimated 2010	Actual 2009
Service cost – benefits earned during the year	$1,771	$1,606
Interest cost on projected benefit obligation	2,291	2,080
Expected return on plan assets	(2,440)	(1,880)
Net amortization	615	873
Net periodic pension cost	$2,237	$2,679

Pension costs recorded to expense were $594,000 and $668,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and totaled $1,678,000 and $2,009,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.  The Company made a contribution of $450,000 to the plan during the three-month period ended September 30, 2010, for a total of $1,350,000 for the nine-month period ending September 30, 2010 and expects to contribute at least an additional $450,000 in 2010.

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

Pension costs recorded to expense were $158,000 and $103,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and were $488,000 and $330,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

Note 12 – Income Taxes

During the nine months ended September 30, 2010, unrecognized tax benefits increased by $63,000 and related accrued interest increased by $37,000. As of December 31, 2009, the Company's unrecognized tax benefits were approximately $1,750,000, of which $1,466,000 would, if recognized, affect the Company's effective tax rate. During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $497,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009, before any tax benefits, the Company had $147,000 of accrued interest on unrecognized tax benefits. There were no penalties for unrecognized tax benefits accrued at December 31, 2009.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2007 and 2008 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2005 through 2008.

Note 13 – Investment Securities Available-for-Sale

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

	September 30, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$220,060	$18,202	$—	$238,262

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$212,651	$11,970	$24	$224,597

The fair values of securities with unrealized losses are as follows:

September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political subdivisions	$—	$—	$—	$—	$—	$—

December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political subdivisions	$1,415	$24	$—	$—	$1,415	$24

There were no securities in an unrealized loss position as of September 30, 2010.   There were two securities (none greater than 12 months) in an unrealized loss position as of December 31, 2009.   All unrealized losses were reviewed to determine whether the losses were other than temporary.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2010
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$7,194	$7,282
Due after 1 year through 5 years	39,371	41,792
Due after 5 years through 10 years	112,089	123,753
Due after 10 years	61,406	65,435
Total	$220,060	$238,262

The amortized cost of investment securities pledged to secure public deposits and for other purposes at September 30, 2010 was $18,090,000.

There were no sales of investment securities for the three months ended September 30, 2010 and 2009.  Proceeds from sales of investment securities were $0 and $14,591,000 for the nine months ended September 30, 2010 and 2009, respectively.  Gross realized gains were $202,000 for the nine months ended September 30, 2009.

Note 14 – Fair Value of Financial Instruments

Effective July 1, 2009, the Company adopted FASB ASC 270, “Interim Reporting.”  Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$209,468	$209,468	$79,294	$79,294
Investment securities	238,262	238,262	224,597	224,597
Loans, net	678,925	693,150	633,673	634,598
Accrued interest receivable	5,366	5,366	5,294	5,294
Total	$1,132,021	$1,146,246	$942,858	$943,783

Balance sheet liabilities:
Deposits	$501,259	$501,259	$437,876	$437,876
Accounts and drafts payable	554,945	554,945	430,251	430,251
Short-term borrowings	13	13	26	26
Accrued interest payable	283	283	227	227
Total	$1,056,500	$1,056,500	$868,380	$868,380

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

Loans – The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired.  Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.”  At September 30, 2010, all impaired loans were evaluated based on the fair value of the collateral.  The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2.  The total principal balance of impaired loans measured at fair value at September 30, 2010 and December 31, 2009 were $618,000 and $1,115,000, respectively.  The fair value of loans in the above table is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Note 15 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2010 and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

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

Impairment of Assets.  The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and investments in private equity securities and assets held for sale for impairment.  Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future.  If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows.  The Company had no impairment of goodwill and intangible assets for the three or nine month periods ended September 30, 2010 or for the fiscal year ended December 31, 2009, and management does not anticipate any future impairment loss.  Investment securities available-for-sale are measured at fair value using Level 2 valuations calculated by an independent research firm.  The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Results of Operations

The following paragraphs discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2010 (“Third Quarter of 2010”) compared to the three-month period ended September 30, 2009 (“Third Quarter of 2009”) and the nine-month period ended September 30, 2010 (“Nine Months Ended September 30, 2010”) compared to the nine-month period ended September 30, 2009 (“Nine Months Ended September 30, 2009”).   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2009 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2010 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter			Nine Months Ended
(In thousands except per share data)	2010	2009	% Change	2010	2009	% Change
Net income	$5,580	$4,318	29.2%	$15,229	$11,902	28.0%
Diluted earnings per share	$.59	$.46	28.3%	$1.61	$1.27	26.8%
Return on average assets	1.84%	1.68%	—	1.80%	1.69%	—
Return on average equity	15.72%	14.44%	—	15.03%	13.84%	—

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

	Third Quarter			Nine Months Ended
(In thousands)	2010	2009	% Change	2010	2009	% Change
Transportation Invoice Volume	6,886	5,962	15.5%	19,619	17,073	14.9%
Transportation Dollar Volume	$4,534,235	$3,573,371	26.9%	$12,497,079	$10,351,933	20.7%
Utility Transaction Volume	3,061	2,903	5.4%	9,161	8,556	7.1%
Utility Dollar Volume	$2,878,647	$2,546,747	13.0%	$7,938,521	$7,305,848	8.7%
Payment and Processing Fees	$13,895	$12,302	12.9%	$40,173	$36,282	10.7%

Third Quarter of 2010 compared to Third Quarter of 2009:

Transportation and utility transaction volumes were up 16% and 5%, respectively, and dollar volumes were up 27% and 13%, respectively, due to new business and improved activity for existing customers.

Bank service fees increased $75,000, or 26%, due to an increase in letter of credit fees and higher bank commission and foreign exchange fees.  Other income was approximately the same as the prior period. There were no gains on sales of securities in the Third Quarter of 2010.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009:

Transportation and utility transaction volumes were up 15% and 7%, respectively, and dollar volumes were up 21% and 9%, respectively, due to new business and improved activity for existing customers.

Bank service fees decreased $31,000, or 3%, due to a decrease in account analysis fees as more customers chose to pay for services with compensating balances rather than fees partially offset by higher letter of credit fees and bank commission and foreign exchange fees.  Other income was approximately the same as the prior period.  There were no gains on sales of securities in the Nine Months Ended September 30, 2010.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities.  Net interest income is a significant source of the Company’s revenues.  The following table summarizes the changes in net interest income and related factors:

	Third Quarter			Nine Months Ended
(In thousands)	2010	2009	% Change	2010	2009	% Change
Average earnings assets	$1,102,218	$938,566	7.8%	$1,035,345	$858,557	20.6%
Average interest-bearing liabilities	367,571	308,980	19.0%	342,063	255,875	33.7%
Net interest income*	12,405	10,652	16.4%	36,103	31,584	14.3%
Net interest margin*	4.47%	4.50%	—	4.66%	4.92%	—
Yield on earning assets*	4.91%	5.09%	—	5.13%	5.49%	—
Rate on interest-bearing liabilities	1.35%	1.80%	—	1.42%	1.92%	—
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2010 compared to Third Quarter of 2009:

Third Quarter 2010 average earning assets increased 8% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2010 as the general level of interest rates declined; however, the significant increase in average earning assets caused net interest income to increase 16%.

Total average loans increased $57,293,000, or 9%, to $677,715,000 for the Third Quarter of 2010 as compared to the Third Quarter of 2009. This increase was attributable to successful marketing efforts by the Company’s lending staff.  Average investment securities increased $31,695,000, or 17%, to $219,432,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the Third Quarter of 2010 increased $60,515,000, or 20%, to $367,507,000 compared to the Third Quarter of 2009, primarily due to customers transferring funds from lower-yielding investments at other institutions.  Accounts and drafts payable increased $100,308,000, or 22%, as freight and utility payment processing activities increased.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009:

Average earning assets for the Nine months Ended September 30, 2010 increased 21% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2010 as the general level of interest rates declined; however, the significant increase in average earning assets caused net interest income to increase 14%.

Total average loans increased $59,570,000, or 10%, to $667,167,000 for the Nine Months Ended September 30, 2010 as compared to the Nine Months Ended September 30, 2009. This increase was attributable to successful marketing efforts by the Company’s lending staff.  Average investment securities increased $30,713,000, or 16%, to $217,048,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the Nine Months Ended September 30, 2010 increased $93,798,000, or 38%, to $342,024,000 compared to the Nine Months Ended September 30, 2009, primarily due to customers transferring funds from lower-yielding investments at other institutions. Accounts and drafts payable increased $72,099,000, or 16%, as freight and utility payment processing activities increased.

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

	Third Quarter of 2010			Third Quarter of 2009
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Earning assets:
Loans[2,3]:
Taxable	$676,406	$10,173	5.97%	$617,368	$9,093	5.84%
Tax-exempt[4]	1,309	14	4.24	3,054	49	6.37
Debt and equity securities[5]:
Taxable	928	3	1.28	3,425	15	1.74
Tax-exempt[4]	218,504	3,314	6.02	184,312	2,837	6.11
Interest-bearing deposits in other financial institutions	45,982	42	.36	43,016	24	.22
Federal funds sold and other short-term investments	159,089	108	.27	87,391	33	.15
Total earning assets	1,102,218	13,654	4.91	938,566	12,051	5.09
Non-earning assets:
Cash and due from banks	10,837			10,028
Premise and equipment, net	9,839			10,996
Bank owned life insurance	13,993			13,446
Goodwill and other
intangibles	7,781			7,901
Other assets	68,351			45,167
Allowance for loan losses	(10,316)			(7,075)
Total assets	$1,202,703			$1,019,029
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand
deposits	$183,806	$521	1.12%	$141,077	$499	1.40%
Savings deposits	29,252	83	1.13	30,356	104	1.36
Time deposits >= $100	53,591	207	1.53	46,503	264	2.25
Other time deposits	100,858	438	1.72	89,056	505	2.25
Total interest-bearing deposits	367,507	1,249	1.35	306,992	1,372	1.77
Short-term borrowings & other	64	—	—	13	—	—
Subordinated debentures	—	—	—	1,975	27	5.42
Total interest bearing liabilities	367,571	1,249	1.35	308,980	1,399	1.80
Non-interest bearing liabilities:
Demand deposits	113,835			106,685
Accounts and drafts payable	565,241			464,933
Other liabilities	15,194			19,804
Total liabilities	1,061,841			900,402
Shareholders’ equity	140,862			118,627
Total liabilities and
shareholders’ equity	$1,202,703			$1,019,029
Net interest income		$12,405			$10,652
Interest spread			3.56%			3.29%
Net interest margin			4.47			4.50
1.	Balances shown are daily averages.
2.
For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.  Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2009 consolidated financial statements, filed with the Company’s 2009 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $179,000 and $81,000 for the Third Quarter of 2010 and 2009, respectively.
4.
Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.  The tax-equivalent adjustment was approximately $1,165,000 and $1,011,000 for the Third Quarter of 2010 and 2009, respectively.

5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Earning assets:
Loans[2,3]:
Taxable	$665,009	$29,423	5.92%	$604,413	$26,557	5.87%
Tax-exempt[4]	2,158	88	5.45	3,184	160	6.72
Debt and equity securities[5]:
Taxable	870	28	4.30	3,490	33	1.26
Tax-exempt[4]	216,178	9,851	6.09	182,845	8,403	6.14
Interest-bearing deposits in other financial institutions	28,145	68	.32	24,051	42	.23
Federal funds sold and other short-term investments	122,985	269	.29	40,574	59	.19
Total earning assets	1,035,345	39,727	5.13	858,557	35,254	5.49
Non-earning assets:
Cash and due from banks	10,220			9,517
Premise and equipment, net	10,066			11,322
Bank owned life insurance	13,854			13,306
Goodwill and other
intangibles	7,808			7,969
Other assets	61,778			47,197
Allowance for loan losses	(9,280)			(6,803)
Total assets	$1,129,791			$941,065
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand
deposits	$172,057	$1,526	1.19%	$107,397	$1,181	1.47%
Savings deposits	26,087	227	1.16	23,617	242	1.37
Time deposits >= $100	53,089	626	1.58	43,206	827	2.56
Other time deposits	90,791	1,245	1.83	74,006	1,291	2.33
Total interest-bearing deposits	342,024	3,624	1.42	248,226	3,541	1.91
Short-term borrowings & other	39	—	—	5,000	23	.62
Subordinated debentures	—	—	—	2,649	106	5.35
Total interest bearing liabilities	342,063	3,624	1.42	255,875	3,670	1.92
Non-interest bearing liabilities:
Demand deposits	111,645			98,090
Accounts and drafts payable	524,997			452,898
Other liabilities	15,625			19,247
Total liabilities	994,330			826,110
Shareholders’ equity	135,461			114,955
Total liabilities and
shareholders’ equity	$1,129,791			$941,065
Net interest income		$36,103			$31,584
Interest spread			3.71%			3.57%
Net interest margin			4.66			4.92
1.	Balances shown are daily averages.
2.
For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.  Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2009 consolidated financial statements, filed with the Company’s 2009 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $345,000 and $348,000 for the Nine Months Ended September 30, 2010 and 2009, respectively.
4.
Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.  The tax-equivalent adjustment was approximately $3,479,000 and $2,997,000 for the Nine Months Ended September 30, 2010 and 2009, respectively.

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

	Third Quarter of 2010 Over 2009
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$885	$195	$1,080
Tax-exempt[3]	(22)	(13)	(35)
Debt and equity securities:
Taxable	(9)	(3)	(12)
Tax-exempt[3]	519	(42)	477
Interest-bearing deposits in other financial institutions	2	16	18
Federal funds sold and other short-term investments	38	37	75
Total interest income	1,413	190	1,603
Interest expense on:
Interest-bearing demand deposits	133	(111)	22
Savings deposits	(4)	(17)	(21)
Time deposits of $100 or more	36	(93)	(57)
Other time deposits	61	(128)	(67)
Subordinated debentures	(14)	(13)	(27)
Total interest expense	212	(362)	(150)
Net interest income	$1,201	$552	$1,753
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	Nine Months Ended September 30, 2010 Over 2009
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$2,680	$186	$2,866
Tax-exempt[3]	(45)	(27)	(72)
Debt and equity securities:
Taxable	(39)	34	(5)
Tax-exempt[3]	1,520	(72)	1,448
Interest-bearing deposits in other financial institutions	8	18	26
Federal funds sold and other short-term investments	168	42	210
Total interest income	4,292	181	4,473
Interest expense on:
Interest-bearing demand deposits	607	(262)	345
Savings deposits	24	(39)	(15)
Time deposits of $100 or more	162	(363)	(201)
Other time deposits	261	(307)	(46)
Short-term borrowings & other	(11)	(12)	(23)
Subordinated debentures	(53)	(53)	(106)
Total interest expense	990	(1,036)	(46)
Net interest income	$3,302	$1,217	$4,519
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses and the level of loans charged off.  There was a $950,000 and $400,000 provision for loan losses during the Third Quarter of 2010 and the Third Quarter of 2009, respectively.  There was a $3,000,000 and $1,100,000 provision for loan losses during the Nine Months Ended September 30, 2010 and the Nine Months Ended September 30, 2009, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits.  The increases were primarily due to the growth in loan balances of $68,840,000 from September 30, 2009 to September 30, 2010.  There were net loan charge-offs of $353,000 in the Third Quarter of 2010 compared to net loan charge-offs of $143,000 for the same period in 2009.  There were $526,000 net loan charge-offs in the Nine Months Ended September 30, 2010 and $319,000 in the Nine Months Ended September 30, 2009.

The allowance for loan losses at September 30, 2010 was $10,758,000 and at December 31, 2009 was $8,284,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2010 was 1.56% compared to 1.29% at December 31, 2009.  Nonperforming loans were $1,035,000, or .15%, of total loans at September 30, 2010 compared to $1,608,000, or .25%, of total loans at December 31, 2009.  These loans, which are also considered impaired, consisted of five loans to borrowers with businesses in financial trouble or in the process of liquidation at September 30, 2010.   Nonperforming loans at December 31, 2009 consisted of five non-accrual loans.  Total nonperforming loans decreased $753,000 from September 30, 2009 to September 30, 2010.  This change was primarily due to the charge-off of one loan, full payment of one loan plus the addition of one loan.

In addition to the nonperforming loans discussed above, at September 30, 2010, four loans totaling $2,995,000 not included in the table below were identified by management as having potential credit problems.  These loans are excluded from the table due to the fact that they are current under the original terms of the loans, however circumstances have raised doubts as to the ability of the borrowers to comply with the current loan repayment terms.  These loans are closely monitored by management.

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

Summary of Asset Quality
The following table presents information pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses.

	Third Quarter		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Allowance at beginning of period	$10,161	$6,975	$8,284	$6,451

Provision charged to expense	950	400	3,000	1,100
Loans charged off	(354)	(146)	(554)	(400)
Recoveries on loans previously charged off	1	3	28	81
Net loans charged-off	(353)	(143)	(526)	(319)
Allowance at end of period	$10,758	$7,232	$10,758	$7,232
Loans outstanding:
Average	$677,715	$620,422	$667,167	$607,597
September 30	689,683	620,843	689,683	620,843
Ratio of allowance for loan losses to loans outstanding:
Average	1.59%	1.17%	1.61%	1.19%
September 30	1.56	1.16	1.56	1.16
Nonperforming loans:
Nonaccrual loans	$1,035	$1,232	$1,035	$1,232
Loans past due 90 days or more	—	—	—	—
Renegotiated loans	—	556	—	556
Total nonperforming loans	$1,035	$1,788	$1,035	$1,788
Foreclosed assets	1,910	2,177	1,910	2,177
Nonperforming loans as percentage of average loans	.15%	.29%	.16%	.29%

The Bank had two properties carried as other real estate owned of $1,910,000 and $2,177,000 as of September 30, 2010 and 2009, respectively.

Operating Expenses

Total operating expenses for the Third Quarter of 2010 were up 4%, or $732,000 compared to the Third Quarter of 2009.  Total operating expenses for the Nine Months Ended September 30, 2010 were up 1%, or $692,000 from the Nine Months Ended September 30, 2009.

Salaries and benefits expense for the Third Quarter of 2010 increased 4%, or $443,000, to $13,026,000 compared to the Third Quarter of 2009 due to additional incentive compensation related to the increase in pre-tax income from operations.  It increased 1%, or $437,000, to $38,199,000 for the Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009.

Occupancy expense for the Third Quarter of 2010 increased $47,000, or 8%, to $658,000 from the Third Quarter of 2009 and increased $44,000, or 2%, from the Nine Months Ended September 30, 2009.

Equipment expense for the Third Quarter of 2009 increased $52,000, or 6%, compared to the Third Quarter of 2009 and increased $192,000, or 8%, from the Nine Months Ended September 30, 2009.

Amortization of intangible assets was $26,000 and $55,000 for the Third Quarter of 2010 and 2009, respectively, and $80,000 and $195,000 for the Nine Months Ended September 30, 2010 and 2009, respectively.  Software from the Profitlab, Inc. acquisition in 2004 was fully amortized during the Third Quarter of 2009.

Other operating expenses for the Third Quarter of 2010 increased $219,000, or 10%, compared to the Third Quarter of 2009 primarily due to increases in promotional and outside service expenses.  Other operating expense increased $134,000 for the Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009, primarily due to an increase in outside services expense.

Income tax expense for the Third Quarter of 2010 increased $722,000, or 56%, compared to the Third Quarter of 2009 and increased $1,778,000 for the Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009.  The effective tax rate was 26.5% and 23.0% for the Third Quarters of 2010 and 2009, respectively, and was 27.7% and 25.5% for the Nine Months Ended September 30, 2010 and 2009, respectively.  The increases are the result of higher pre-tax income for the periods and smaller relative increases in tax-exempt investment income.

Financial Condition

Total assets at September 30, 2010 were $1,217,429,000, an increase of $204,448,000, or 20%, from December 31, 2009.  The most significant changes in asset balances during this period were an increase of $85,494,000, or 213%, in federal funds sold and other short-term investments and increases of $47,726,000 and $40,008,000 in loans and interest-bearing deposits in other financial institutions, respectively. Changes in federal funds sold and other short-term investments reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2010 were $1,071,612,000, an increase of $188,199,000, or 21%, from December 31, 2009.  Total deposits at September 30, 2010 were $501,259,000, an increase of $63,383,000, or 14%, from December 31, 2009.  Accounts and drafts payable at September 30, 2010 were $554,945,000, an increase of $124,694,000, or 29%, from December 31, 2009.  Total shareholders’ equity at September 30, 2010 was $145,817,000, a $16,249,000, or 13%, increase from December 31, 2009.

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

The increase in total shareholders’ equity primarily resulted from net income of $15,229,000, $1,133,000 from stock-based compensation expense, and an increase in other comprehensive income of $4,066,000, offset by dividends paid of $3,945,000 ($.14 per share) plus other miscellaneous activity of $234,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments, and was $209,468,000 at September 30, 2010, an increase of $130,174,000, or 164%, from December 31, 2009.  At September 30, 2010, these assets represented 17% of total assets.  These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines.  Total investment in securities was $238,262,000 at September 30, 2010, an increase of $13,665,000 from December 31, 2009.   These assets represented 20% of total assets at September 30, 2010.  Of this total, 100% were state and political subdivision securities.  Of the total portfolio, 3% mature in one year, 18% mature in one to five years, and 79% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $81,000,000 at the following banks:  Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $20,000,000; Frost National Bank, $10,000,000, JPM Chase Bank, $6,000,000 and UMB Bank, $5,000,000.  The Company had secured lines of credit with the Federal Home Loan Bank of $109,701,000 collateralized by commercial mortgage loans.  The Company also had a secured federal funds line of credit of $18,782,000 with the Federal Reserve Bank and a secured line of credit of $10,000,000 with UMB Bank.  There were no amounts outstanding under any of the lines of credit discussed above at September 30, 2010 or December 31, 2009.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank.  The accounts and drafts payable generated by the Company has also historically been a stable source of funds.  The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”).  Time deposits at September 30, 2010 include $87,408,000 of CDARS deposits which offer the Bank’s customers the ability to maximize FDIC insurance coverage.  The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $21,683,000 for the Nine Months Ended September 30, 2010 compared with $16,971,000 for the Nine Months Ended September 30, 2009.  This increase is attributable to the increases in net income of $3,327,000 and provision for loan losses of $1,900,000 offset by the income taxes deferred and payable of $1,406,000 and the other normal fluctuations in asset and liability accounts.  Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances.  Other causes for the changes in these account balances are discussed earlier in this report.  Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows.  Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2010, which are estimated to be less than $3,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2010		December 31, 2009
(In thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$144,923	16.56%	$130,187	16.69%
Cass Commercial Bank	56,544	10.90%	50,853	10.34%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$134,165	15.33%	$121,903	15.63%
Cass Commercial Bank	50,061	9.65%	44,864	9.12%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$134,165	11.23%	$121,903	11.28%
Cass Commercial Bank	50,061	9.32%	44,864	8.75%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This guidance requires a greater level of disaggregated information about the credit quality of financing receivables and reserves for credit losses, including increased disclosure of credit quality indicators, past due information, and modifications of financing receivables. Disclosures regarding activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2010 has changed materially from that at December 31, 2009.

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

There were no changes in the Third Quarter of 2010 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2010.

ITEM 6.	EXHIBITS

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 4, 2010	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 4, 2010	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)