Form 10-K
period 2010-12-31
CASS INFORMATION SYSTEMS INC
filed 2011-03-10
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-20827

CASS INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13001 Hollenberg Drive, Bridgeton, Missouri	63044	(314) 506-5500
(Address of principal executive offices)	(Zip Code)	(Telephone Number, incl. area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each exchange on which registered
Common Stock, par value $.50	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
Title of each Class
None

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
Yes   ☒     No   ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes   ☐     No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $297,540,000 based on the closing price of the common stock of $34.25 on June 30, 2010, as reported by The Nasdaq Global Select Market.   As of March 4, 2011, the Registrant had 9,407,294 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference from the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

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

Employees

The Company and its subsidiaries had 671 full-time and 247 part-time employees as of March 4, 2011.  Of these employees, the Bank had 60 full-time and one part-time employee.

Supervision and Regulation
The Company and its bank subsidiary are extensively regulated under federal and state law.  These laws and regulations are intended to protect depositors, not shareholders.  These laws also include the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The Dodd-Frank Act).  The regulations related to the Dodd-Frank Act are currently being written, and accordingly, the full implication of this new law will not be known for some time.  The Bank is subject to regulation and supervision by the Missouri Division of Finance, the Federal Reserve Bank (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision and examination by the FRB.  The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB.  Bank regulatory agencies use Capital Adequacy Guidelines in their examination and regulation of bank holding companies and banks.  If the capital falls below the minimum levels established by these guidelines, the agencies may force certain remedial action to be taken.  The Capital Adequacy Guidelines are of several types and include risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; guidelines that consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a bank holding company may leverage its equity capital base.  For further discussion of the capital adequacy guidelines and ratios, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 2 of this report.

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

Financial Information about Segments

The services provided by the Company are classified in two reportable segments:  Information Services and Banking Services.  The revenues from external customers, net income and total assets by segment as of and for the three years ended December 31, 2010, are set forth in Item 8, Note 16 of this report.

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

Cass’ customer base consists, in part, of lending concentrations in several segments and geographical areas.  If any of these segments or areas is significantly affected by weak economic conditions, the Company could experience increased credit losses, and its business could be adversely affected.

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

Cass’ future operating results depend substantially upon the continued service of Cass’ executive officers and key personnel.  Cass’ future operating results also depend in significant part upon Cass’ ability to attract and retain qualified management, financial, technical, marketing, sales, and support personnel.  Competition for qualified personnel is intense, and the Company cannot ensure success in attracting or retaining qualified personnel.  There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Company to hire personnel over time.  Cass’ business, financial condition and results of operations could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by Cass’ inability to attract and retain skilled employees.

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

The Company’s headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri.  This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space.  The Company also owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio.  Additional facilities are located in Lowell, Massachusetts where approximately 25,800 square feet of office space is leased through March 2011, Greenville, South Carolina where approximately 8,500 square feet of office space is leased through November 2013, Wellington, Kansas where approximately 2,000 square feet of office space is leased through July 2011 and Columbus, Ohio where approximately 8,500 square feet of office space is leased through March 2013.  During January 2011, the Company opened an office in Breda, Netherlands to help service its multinational customers in the future.  Total space leased is less than 200 square feet and it is leased through December 2011.

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

The Company is the defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware, which proceeding was initiated by Chapter 11 debtor LNT Services, Inc. ("LNT"), an affiliate of Linens N' Things, on December 19, 2009.  The LNT Chapter 11 bankruptcy proceeding was subsequently converted to a  Chapter 7 proceeding.  Pursuant to Section 547 of the United States Bankruptcy Code, the LNT bankruptcy trustee, on behalf of LNT, seeks to avoid and recover $33,825,773.71 in allegedly preferential payments (the "Payments") made to the Company.  The Payments were received by the Company in the normal course of providing services to Linens N' Things.  The Company had been engaged under contract with Linens N' Things to audit, process and pay its freight carrier invoices.  Accordingly, the Payments made to the Company were subsequently paid to the appropriate Linens N' Things freight carriers as specified in the contract.

On September 28, 2010, Asentinel LLC ("Asentinel") filed a lawsuit in the United States District Court for the Western District of Tennessee against the Company, AnchorPoint, Inc. ("AnchorPoint") and Veramark Technologies, Inc. ("Veramark").  The suit alleges infringement of two Asentinel patents by the Company, AnchorPoint and Veramark.  Cass vigorously denies infringing any valid claim of either patent.  Asentinel has requested an order enjoining the Company from infringing the two patents at issue, damages for the alleged infringement, interest and costs, treble damages for willful infringement, and attorneys' fees.

While there is some uncertainty relating to any litigation, management is of the opinion that the Company has valid defenses to both these claims.  All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company.  Management believes the outcome of these proceedings, including the LNT and Asentinel proceedings, will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 4.	(REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.”  As of March 1, 2011, there were 158 holders of record of the Company’s common stock.  High and low sale prices, as reported by The Nasdaq Global Select Market for each quarter of 2010 and 2009 were as follows:

	2010		2009
	High	Low	High	Low
1st Quarter	$31.70	$29.15	$33.60	$23.20
2nd Quarter	35.00	30.11	35.35	29.75
3rd Quarter	35.29	31.62	36.19	29.51
4th Quarter	40.49	33.51	31.39	27.46

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future.  Cash dividends paid per share by the Company during the two most recent fiscal years were as follows:

	2010	2009
March	$.14	$.13
June	.14	.13
September	.14	.13
December	.16	.14

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company’s common stock.  The Company repurchased 12,000 shares for an aggregate purchase price of $467,000 in 2010 and 0 shares in 2009.  As of December 31, 2010, 168,000 shares remained available for repurchase under the program.  A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (US) (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks.  The graph assumes $100 was invested on December 31, 2005, with dividends reinvested.  Returns are based on period end prices.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31.  The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2010	2009	2008	2007	2006
Fee revenue and other income	$56,146	$51,238	$53,170	$48,200	$42,821
Interest income on loans	39,785	36,003	34,204	36,288	36,164
Interest income on debt and equity securities	8,747	7,611	7,716	5,531	3,627
Other interest income	514	170	2,218	7,527	7,262
Total interest income	49,046	43,784	44,138	49,346	47,053
Interest expense on deposits	4,875	4,924	3,179	7,728	6,414
Interest expense on short-term borrowings	0	23	12	6	7
Interest on debentures and other	0	106	187	230	198
Total interest expense	4,875	5,053	3,378	7,964	6,619
Net interest income	44,171	38,731	40,760	41,382	40,434
Provision for loan losses	4,100	2,050	2,200	900	1,150
Net interest income after provision	40,071	36,681	38,560	40,482	39,284
Operating expense	68,284	66,385	65,564	62,739	58,277
Income before income tax expense	27,933	21,534	26,166	25,943	23,828
Income tax expense	7,623	5,405	7,160	8,148	8,367
Income from continuing operations	$20,310	$16,129	$19,006	$17,795	$15,461
Net loss from discontinued operations	—	—	—	—	(395)
Net income	20,310	16,129	19,006	17,795	15,066
Diluted earnings per share from continuing operations	$2.15	$1.73	$2.03	$1.90	$1.65
Diluted earnings per share	2.15	1.73	2.03	1.90	1.61
Dividends per share	.580	.530	.490	.447	.400
Dividend payout ratio	26.82%	30.54%	24.14%	23.53%	24.84%
Average total assets	$1,157,257	$978,171	$922,471	$891,734	$839,208
Average net loans	666,202	606,304	546,110	508,621	516,164
Average debt and equity securities	222,249	193,393	197,273	141,363	91,555
Average total deposits	470,096	375,572	241,844	279,831	278,546
Average subordinated convertible debentures	—	1,984	3,669	3,699	3,700
Average total shareholders’ equity	137,748	117,663	104,185	89,427	79,736
Return on average total assets	1.76%	1.65%	2.06%	2.00%	1.80%
Return on average equity	14.74	13.71	18.24	19.90	18.89
Average equity to assets ratio	11.90	12.03	11.29	10.03	9.50
Equity to assets ratio at year-end	11.96	12.79	12.00	11.01	9.78
Net interest margin	4.61	4.79	5.34	5.45	5.50
Allowance for loan losses to loans at year-end	1.68	1.29	1.09	1.26	1.31
Nonperforming assets to loans and foreclosed assets	.35	.55	.57	.77	.16
Net loan charge-offs to average loans outstanding	.07	.04	.37	.24	.16

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2010, 2009 and 2008.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

Executive Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas.  The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information.  Cass also processes and pays utility invoices, which include electricity, gas and telecommunications expenses, and is a provider of telecom expense management solutions.  Cass extracts, stores, and presents information from freight, utility and telecommunication invoices, assisting its customers’ transportation, energy, and information technology managers in making decisions that will enable them to improve operating performance.  The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers.  It then provides the data in a central repository for access and archiving.  The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing.  The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the “Bank”), provides banking services in the St. Louis metropolitan area, Orange County, California, and other selected cities in the United States.  In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

The specific payment and information processing services provided to each customer are developed individually to meet each customer’s requirements, which can vary greatly.  In addition, the degree of automation such as electronic data interchange, imaging, and web-based solutions varies greatly among customers and industries.  These factors combine so that pricing varies greatly among the customer base.  In general, however, Cass is compensated for its processing services through service fees and investment of account balances generated during the payment process.  The amount, type, and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed.  Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed.  Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management.  Other factors will also influence revenue and profitability, such as changes in the general level of interest rates, which have a significant effect on net interest income.  The funds generated by these processing activities are invested in overnight investments, investment grade securities, and loans generated by the Bank.  The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest paid on its deposits and other borrowings.  The Bank also assesses fees on other services such as cash management services.

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, utility, and telecommunication payment and audit.  The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers.  Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio.  As lower levels of economic activity are encountered, such as those experienced in 2009, the number and total dollar amount of transactions processed by the Company may decline, thereby reducing fee revenue, interest income, and possibly liquidity.  Conversely, improving economic conditions, such as those experienced in 2010, will tend to increase fee revenue, interest income, and liquidity.  The general level of interest rates also has a significant effect on the revenue of the Company.  As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in the general level of interest rates can have a negative impact on net interest income.

In 2010, total fee revenue and other income increased $4,908,000, or 10%, net interest income after provision for loan losses increased $3,390,000, or 9%, and total operating expenses increased $1,899,000, or 3%.  These results were driven by a 3,916,000, or 11%, increase in items processed and $3,708,885,000, or 16%, increase in dollars processed.  The asset quality of the Company’s loans and investments as of December 31, 2010 appeared strong.

Currently, management views Cass’ major opportunity as the continued expansion of its payment and information processing service offerings and customer base.  Management intends to accomplish this by maintaining the Company’s lead in applied technology, which when combined with the security and processing controls of the Bank, makes Cass unique in the industry.

Impact of New and Not Yet Adopted Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This guidance requires a greater level of disaggregated information about the credit quality of financing receivables and reserves for credit losses, including increased disclosure of credit quality indicators, past due information, and modifications of financing receivables.  Disclosures regarding activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Critical Accounting Policies

The Company has prepared the consolidated financial statements in this report in accordance with the FASB Accounting Standards Codification (“ASC”).  In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  These estimates have been generally accurate in the past, have been consistent and have not required any material changes.  There can be no assurances that actual results will not differ from those estimates.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

Allowance for Loan Losses.  The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability.  The level of the allowance for loan losses reflects management’s estimate of the collectability of the loan portfolio.  Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results.  These policies affect both segments of the Company.  The impact and associated risks related to these policies on the Company’s business operations are discussed in the “Provision and Allowance for Loan Losses” section of this report.  The Company’s estimates have been materially accurate in the past, and accordingly, the Company expects to continue to utilize the present processes.

Impairment of Assets.  The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment.  Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future.  If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows.  The Company had no impairment of goodwill and intangible assets for fiscal years ended December 31, 2010, 2009 and 2008 and management does not anticipate any future impairment loss.  Investment securities available-for-sale are measured at fair value as calculated by an independent research firm.  The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns.  Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof.  In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities.  In accordance with FASB ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken.  See Note 13 to the consolidated financial statements.  The audit of the Company’s federal consolidated tax returns conducted by the Internal Revenue Service for fiscal years 2004 and 2005 resulted in no significant material adjustments.
Pension Plans.  The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations.  Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2010, rate of increase in future compensation levels and mortality rates.  These assumptions are updated annually and are disclosed in Note 10 to the consolidated financial statements.   There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its consolidated balance sheet and has recognized changes in that funded status through comprehensive income.  The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2010	2009	2008	2010 v. 2009	2009 v. 2008
Total processing volume	38,534	34,619	36,416	11.3%	(4.9)%
Total processing dollars	$27,426,336	$23,717,451	$26,900,535	15.6	(11.8)
Payment and processing fees	$54,183	$48,665	$50,721	11.3	(4.1)
Net interest income after provision for loan losses	$40,071	$36,681	$38,560	9.2	(4.9)
Total net revenue	$96,217	$87,919	$91,730	9.4	(4.2)
Average earning assets	$1,060,559	$894,951	$841,367	18.5	6.4
Net interest margin*	4.61%	4.79%	5.34%
Net income	$20,310	$16,129	$19,006	25.9	(15.1)
Diluted earnings per share	$2.15	$1.73	$2.03	24.3	(14.8)
Return on average assets	1.76%	1.65%	2.06%
Return on average equity	14.74%	13.71%	18.24%
*Presented on a tax-equivalent basis

The results of 2010 compared to 2009 include the following significant items:

Payment and processing fee revenue increased as the number of transactions processed increased.  This increase was due to increased activity from both base and new customers.

Net interest income after provision for loan losses increased $3,390,000, or 9%, primarily due to the 18% growth in average earning assets.  The net interest margin on a tax equivalent basis was 4.61% in 2010 compared to 4.79% in 2009.  The growth in average earning assets was funded mainly by the increase in deposits.

Gains from the sale of securities were $0 in 2010 and $697,000 in 2009.  Bank service fees were up $86,000, or 6%, and other income was approximately the same in 2010 and 2009.  Operating expenses increased $1,899,000, or 3%, primarily in response to the increase in business volume, as well as higher professional fees as the Company invests for future growth.

The results of 2009 compared to 2008 include the following significant items:

Payment and processing fee revenue decreased as the number of transactions processed decreased.  This decrease was driven mainly by the decline in the transportation base customer volumes as the global economic slowdown continued.

Net interest income after provision for loan losses decreased $1,879,000 primarily due to a decline in the general level of interest rates and a less favorable mix of funding sources.  The net interest margin on a tax equivalent basis was 4.79% in 2009, compared to 5.34% in 2008.  The growth in average earning assets was funded mainly by the increase in deposits.

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

	December 31,			% Change
(In thousands)	2010	2009	2008	2010 v. 2009	2009 v. 2008
Transportation invoice transaction volume	26,287	23,137	25,854	13.6%	(10.5)%
Transportation invoice dollar volume	$16,966,003	$14,047,342	$17,482,520	20.8	(19.6)
Utility transaction volume	12,247	11,482	10,562	6.7	8.7
Utility transaction dollar volume	$10,460,333	$9,670,109	$9,418,015	8.2	2.7
Payment and processing revenue	$54,183	$48,665	$50,721	11.3	(4.1)
Bank service fees	$1,410	$1,324	$1,330	6.5	(0.5)
Gains on sales of investment securities	$0	$697	$552	(100.0)	26.3
Other	$553	$552	$567	0.2	(2.6)

Fee revenue and other income in 2010 compared to 2009 include the following significant pre-tax components:

Transportation dollar volume increased by 21% during the past year.  This increase was due to the increased activity from both base and new customers.  Utility transaction dollar volume was up a solid 8%.  Overall, revenues for the year were up 11%.

Fee revenue and other income in 2009 compared to 2008 include the following significant pre-tax components:

Transportation volume decreased by 2,717,000 transactions during the past year.  This decrease was due mainly to the impact of the general economic slow-down on existing customer processing activity.  Utility volume experienced solid growth, adding more than 920,000 transactions in 2009.  This growth was due mainly to new business.  The reduction in transportation transaction volume drove the $2,056,000 decrease in payment and processing revenue.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities.  Net interest income is a significant source of the Company’s revenues.  The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2010	2009	2008	2010 v. 2009	2009 v. 2008
Average earning assets	$1,060,559	$894,951	$841,366	18.5%	6.4%
Net interest income*	$48,891	$42,869	$44,966	14.0	(4.7)
Net interest margin*	4.61%	4.79%	5.34%
Yield on earning assets*	5.07%	5.35%	5.75%
Rate on interest bearing liabilities	1.37%	1.81%	2.16%
*Presented on a tax-equivalent basis using a tax rate of 35% in 2010, 34% in 2009, and 35% in 2008.

Net interest income in 2010 compared to 2009:

The increase in net interest income was caused by the increase in average earning assets, partially offset by a decrease in net interest margin.  The increase in earning assets was funded mainly by the increase in deposits and accounts and drafts payable.  The decrease in net interest margin was due to the continued low interest rate environment.  More information is contained in the tables below and in Item 7A of this report.

Total average loans increased $62,642,000, or 10%, to $675,901,000.  Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

Total average investment in securities increased $28,856,000, or 15%, to $222,249,000.  The investment portfolio will expand and contract over time as the interest rate environment changes and the Company manages its liquidity and interest rate position.  All purchases were made in accordance with the Company’s investment policy.  Total average federal funds sold and other short-term investments increased $68,280,000, or 117%.

The Bank’s average interest-bearing deposits increased $83,063,000, or 30%, compared to the prior year.  This increase in deposits, along with the $73,729,000, or 16% increase in accounts and drafts payable, funded the increase in earning assets.  Average rates paid on interest-bearing liabilities decreased from 1.81% to 1.37% as a result of the continued low interest rate environment experienced during 2010.

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

The Bank’s average interest-bearing deposits increased $121,362,000, or 80%, compared to the prior year.  The increase in deposits was required to offset the $99,342,000, or 18%, decrease in accounts and drafts payable that resulted from a lower level of transportation invoice dollar volume.  Average rates paid on interest-bearing liabilities decreased from 2.16% to 1.81% as a result of an overall decline in the interest rate environment during 2009.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2010			2009			2008
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets1
Earning assets
Loans2, 3:
Taxable	$674,026	$39,723	5.89%	$610,171	$35,872	5.88%	$548,500	$34,030	6.20%
Tax-exempt4	1,875	95	5.07	3,088	202	6.54	3,833	268	6.97
Debt and equity securities5:
Taxable	885	43	4.86	3,373	58	1.72	2,758	78	2.83
Tax-exempt4	221,364	13,391	6.05	190,020	11,620	6.12	194,515	11,750	6.04
Interest-bearing deposits in other financial institutions	35,655	139	.39	29,825	72	0.24	17,196	375	2.18
Federal funds sold and other short-term investments	126,754	375	.30	58,474	98	0.17	74,564	1,843	2.47
Total earning assets	1,060,559	53,766	5.07	894,951	47,922	5.35	841,366	48,344	5.75
Non-earning assets
Cash and due from banks	10,794			9,541			11,607
Premise and equipment, net	9,979			11,171			12,393
Bank owned life insurance	13,924			13,376			12,802
Goodwill and other intangibles	7,795			7,942			8,216
Other assets	63,905			48,145			42,310
Allowance for loan losses	(9,699)			(6,955)			(6,223)
Total assets	$1,157,257			$978,171			$922,471
Liabilities and Shareholders’ Equity1
Interest-bearing liabilities
Interest-bearing demand deposits	$182,869	$2,082	1.14%	$127,952	$1,798	1.41%	$77,835	$1,086	1.40%
Savings deposits	28,137	321	1.14	25,268	334	1.32	21,434	290	1.35
Time deposits >=$100	52,510	814	1.55	43,590	1,063	2.44	32,052	1,102	3.44
Other time deposits	92,942	1,658	1.78	76,585	1,729	2.26	20,712	701	3.38
Total interest-bearing deposits	356,458	4,875	1.37	273,395	4,924	1.80	152,033	3,179	2.09
Short-term borrowings	33	—	—	3,759	23	0.61	876	12	1.37
Subordinated debentures	—	—	—	1,984	106	5.34	3,669	187	5.10
Total interest bearing liabilities	356,491	4,875	1.37	279,138	5,053	1.81	156,578	3,378	2.16
Non-interest bearing liabilities
Demand deposits	113,638			102,177			89,811
Accounts and drafts payable	533,617			459,888			559,230
Other liabilities	15,763			19,305			12,667
Total liabilities	1,019,509			860,508			818,286
Shareholders’ equity	137,748			117,663			104,185
Total liabilities and share- holders’ equity	$1,157,257			$978,171			$922,471
Net interest income		$48,891			$42,869			$44,966
Net interest margin		4.61%			4.79%			5.34%
Interest spread		3.70%			3.54%			3.59%
1	Balances shown are daily averages.
2
For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.  Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.

3	Interest income on loans includes net loan fees of $372,000, $409,000 and $310,000 for 2010, 2009 and 2008, respectively.

4
Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2010, 34% for 2009, and 35% for 2008.  The tax-equivalent adjustment was approximately $4,720,000, $4,138,000 and $4,206,000 for 2010, 2009 and 2008, respectively.

5	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2010 Over 2009			2009 Over 2008
(In thousands)	Volume1	Rate1	Total	Volume1	Rate1	Total
Increase (decrease) in interest income:
Loans2,3:
Taxable	$3,763	$88	$3,851	$3,689	$(1,847)	$1,842
Tax-exempt4	(68)	(39)	(107)	(49)	(17)	(66)
Debt and equity securities:
Taxable	(65)	50	(15)	15	(35)	(20)
Tax-exempt4	1,897	(126)	1,771	(274)	144	(130)
Interest-bearing deposits in other financial institutions	16	51	67	165	(468)	(303)
Federal funds sold and other short-term investments	167	110	277	(328)	(1,417)	(1,745)
Total interest income	$5,710	$134	$5,844	$3,218	$(3,640)	$(422)
Interest expense on:
Interest-bearing demand deposits	$670	$(386)	$284	$704	$8	$712
Savings deposits	36	(49)	(13)	51	(7)	44
Time deposits >=$100	189	(438)	(249)	333	(372)	(39)
Other time deposits	330	(401)	(71)	1,331	(303)	1,028
Short-term borrowings	(11)	(12)	(23)	21	(10)	11
Subordinated debentures	(53)	(53)	(106)	(90)	9	(81)
Total interest expense	1,161	(1,339)	(178)	2,350	(675)	1,675
Net interest income	$4,549	$1,473	$6,022	$868	$(2,965)	$(2,097)
1	The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
2	Average balances include nonaccrual loans.
3	Interest income includes net loan fees.
4	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2010, 34% in 2009, and 35% in 2008.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company.  The loan portfolio was $708,633,000 and represented 60% of the Company's total assets as of December 31, 2010 and generated $39,785,000 in revenue during the year then ended.  The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented.  The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2010.

Loans by Type

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Commercial and industrial	$135,061	$93,371	$118,044	$100,827	$113,162
Real estate: (Commercial and church)
Mortgage	516,579	469,097	412,788	360,907	352,044
Construction	54,752	74,407	56,221	31,082	29,779
Industrial revenue bonds	1,014	2,676	3,363	4,149	6,293
Other	1,227	2,406	1,560	1,490	2,847
Total loans	$708,633	$641,957	$591,976	$498,455	$504,125

Loans by Maturity
(At December 31, 2010)

	One Year Or Less		Over 1 Year Through 5 Years		Over 5 Years
(In thousands)	Fixed Rate	Floating Rate1	Fixed Rate	Floating Rate1	Fixed Rate	Floating Rate1	Total
Commercial and industrial	$2,105	$67,571	$18,093	$21,396	$7,263	$18,633	$135,061
Real estate (Commercial and Church):
Mortgage	56,097	19,199	398,813	36,228	6,242	―	516,579
Construction	19,109	22,758	2,897	9,988	―	―	54,752
Industrial revenue bonds	231	―	783	―	―	―	1,014
Other	494	718	15	―	―	―	1,227
Total loans	$78,036	$110,246	$420,601	$67,612	$13,505	$18,633	$708,633
1
Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.  Note: Due to the historically low interest rates encountered during 2008 and continuing during 2009 and 2010, the Company instituted a 4% floor for its prime lending rate.

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

Loan portfolio changes from December 31, 2009 to December 31, 2010:

Total loans increased $66,676,000, or 10%, to $708,633,000.  This increase was the result of the continued successful marketing efforts by the Company’s lending staff, particularly in the commercial and industrial loan sector.  The growth in real estate mortgage loans was primarily due to increased activity in the church portfolio as was the case in 2009.  Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

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

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $4,100,000 in 2010, $2,050,000 in 2009, and $2,200,000 in 2008.  The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the allowance for loan losses.  The amount of the provision will fluctuate as determined by these quarterly analyses.  The increase in provision for loan losses in 2010 was the result of the recent growth in the loan portfolio and the negative effect the protracted difficult economic conditions have had on both borrowers’ cash flow and collateral values.  The Company had net loan charge-offs of $493,000, $217,000, and $2,029,000 in 2010, 2009 and 2008, respectively.  The allowance for loan losses was $11,891,000 at December 31, 2010 compared to $8,284,000 at December 31, 2009 and $6,451,000 at December 31, 2008.  The year-end 2010 allowance represented 1.68% of outstanding loans, compared to 1.29% at year-end 2009 and 1.09% at year-end 2008.  The increase in the allowance for loan losses at December 31, 2010 is the direct result of the increase in the provision for loan losses described above.  From December 31, 2009 to December 31, 2010, the level of nonperforming loans decreased $1,043,000 from $1,608,000 to $565,000, which represents .08% of outstanding loans.  Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

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

The following schedule summarizes activity in the allowance for loan losses and the allocation of the allowance to the Company’s loan categories.  During 2010, the allocations to the commercial and real estate mortgage portfolios increased primarily due to the increases of $41,690,000 and $47,482,000 respectively, in additional loan balances.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Allowance at beginning of year	$8,284	$6,451	$6,280	$6,592	$6,284
Loans charged-off:
Commercial and industrial, industrial revenue bonds (“IRB’s”)	554	109	2,120	337	864
Real estate: (Commercial and church)
Mortgage	—	291	—	1,038	—
Construction	—	—	—	—	—
Other	—	—	53	—	—
Total loans charged-off	554	400	2,173	1,375	864
Recoveries of loans previously charged-off:
Commercial and industrial, IRB’s	60	180	136	159	22
Real estate: (Commercial and church)
Mortgage	1	3	—	4	—
Construction	—	—	—	—	—
Other	—	—	8	—	—
Total recoveries of loans previously charged-off	61	183	144	163	22
Net loans charged-off	493	217	2,029	1,212	842
Provision charged to expense	4,100	2,050	2,200	900	1,150
Allowance at end of year	$11,891	$8,284	$6,451	$6,280	$6,592
Loans outstanding:
Average	$675,901	$613,259	$552,333	$515,123	$522,367
December 31	708,633	641,957	591,976	498,455	504,125
Ratio of allowance for loan losses to loans outstanding:
Average	1.76%	1.35%	1.17%	1.22%	1.26%
December 31	1.68%	1.29%	1.09%	1.26%	1.31%
Ratio of net charge-offs to average loans outstanding	.07%	.04%	.37%	.24%	.16%
Allocation of allowance for loan losses1:
Commercial and industrial, IRB’s	$2,732	$1,511	$1,521	$3,380	$3,507
Real estate: (Commercial and church)
Mortgage	8,491	5,953	4,343	2,564	2,723
Construction	656	809	569	318	271
Other	12	11	18	18	91
Total	$11,891	$8,284	$6,451	$6,280	$6,592
Percentage of categories to total loans:
Commercial and industrial, IRB’s	19.2%	14.9%	20.5%	21.1%	22.5%
Real estate: (Commercial and church)
Mortgage	72.9	73.1	69.7	72.4	69.8
Construction	7.7	11.6	9.5	6.2	5.9
Other	0.2	0.4	0.3	0.3	1.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%
1Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest in a timely manner in the normal course of business, is doubtful.  Subsequent payments received on such loans are applied to principal if there is any reasonable doubt as to the collectability of such principal; otherwise, these receipts are recorded as interest income.  Interest on nonaccrual and renegotiated loans, which would have been recorded under the original terms of the loans, was approximately $83,000 for the year ended December 31, 2010.  Of this amount, approximately $35,000 was actually recorded as interest income on such loans.

Total nonaccrual loans at December 31, 2010 consists of four loans totaling $565,000 that relate to businesses/churches that have weak financial positions and/or are in liquidation.  Allocations of the allowance for loan losses have been established for the estimated loss exposure.

Foreclosed assets were $1,910,000 at December 31, 2010.   The foreclosed assets relate to the foreclosure of two loans which were secured by commercial real estate buildings in St. Louis County and St. Charles County, Missouri.  These buildings are currently listed for sale and have been recorded at their estimated fair value less costs to sell.

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

Summary of Nonperforming Assets

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Commercial and industrial, IRB’s:
Nonaccrual	$46	$—	$278	$1,277	$795
Contractually past due 90 days or more and still accruing	—	—	41	496	—
Renegotiated loans	—	—	—	—	—
Real estate – mortgage:
Nonaccrual	519	1,608	900	708	—
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Renegotiated loans	—	—	—	—	—
Total nonperforming loans	$565	$1,608	$1,219	$2,481	$795
Total foreclosed assets	1,910	1,910	2,177	1,388	—
Total nonperforming assets	$2,475	$3,518	$3,396	$3,869	$795

Operating Expenses

Operating expenses in 2010 compared to 2009 include the following significant pre-tax components:

Salaries and employee benefits expense increased $754,000, or 1%, to $51,368,000.  This is mainly attributable to higher incentive compensation related to higher pre-tax income.

Occupancy expense increased $89,000, or 4%, to $2,485,000 as a result of additional maintenance and repairs expense.

Equipment expense increased $213,000, or 6%, to $3,561,000 primarily due to increased software license and maintenance expenses.

Amortization of intangibles decreased $115,000, or 52%, to $107,000 because the software from the 2004 PROFITLAB, Inc. acquisition was fully amortized during the third quarter of 2009.

Other operating expense increased $958,000, or 10%, to $10,763,000 primarily due to an increase in professional fees.

Operating expenses in 2009 compared to 2008 include the following significant pre-tax components:

Salaries and employee benefits expense increased $891,000, or 2%, to $50,614,000.  This is mainly attributable to higher pension costs.

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

Income Tax Expense

Income tax expense in 2010 totaled $7,623,000 compared to $5,405,000 in 2009, and $7,160,000 in 2008. When measured as a percent of income, the Company’s effective tax rate was 27% in 2010, 25% in 2009 and 27% in 2008.  The effective tax rate varies from year-to-year due to changes in the Company’s pre-tax income and the amount of investment in tax-exempt municipal bonds.

Investment Portfolio

Investment portfolio changes from December 31, 2009 to December 31, 2010:

State and political subdivision securities increased $39,972,000, or 18%, to $264,569,000.  The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates.  Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook.  During this period, the size of the investment portfolio increased as the Company purchased state and political subdivision securities.  These securities all had AA or better credit ratings and maturities approaching ten years.  With the additional liquidity provided by the increase in deposits and accounts and drafts payable, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets.   All purchases were made in accordance with the Company’s investment policy.  As of December 31, 2010, the Company had no mortgage-backed securities in its portfolio.

There was no single issuer of securities in the investment portfolio at December 31, 2010 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type

	December 31,
(In thousands)	2010	2009	2008
U.S. Treasury securities	$—	$—	$200
State and political subdivisions	264,569	224,597	192,918
Total investments	$264,569	$224,597	$193,118

Investment in Debt Securities by Maturity
(At December 31, 2010)

(In thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Yield
State and political subdivisions	$16,853	$35,968	$115,425	$96,323	5.93%
Weighted average yield1	5.83%	5.89%	6.31%	5.55%	5.93%
1Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits decreased $54,000, or less than 1%, from December 31, 2009 to $113,097,000 at December 31, 2010.  The average balances of these deposits increased $11,461,000, or 11%, from 2009 to $113,638,000 in 2010.  These balances are primarily maintained by commercial customers and churches and can fluctuate on a daily basis.

Interest-bearing deposits increased $80,768,000, or 25%, from December 31, 2009 to $405,493,000 at December 31, 2010.  The average balances of these deposits increased to $356,458,000 in 2010 from $273,395,000 in 2009.  This increase came from new and existing customers who transferred deposits from other institutions.

Accounts and drafts payable generated by the Company in its payment processing operations increased $85,856,000, or 20%, from December 31, 2009 to $516,107,000 at December 31, 2010.  The average balance of these funds increased $73,729,000, or 16%, from 2009 to $533,617,000 in 2010.  The increase relates to the increase in transportation invoice dollars processed.  Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion.  The Company does not have any significant deposits from foreign depositors.

In response to the financial crisis, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  In addition, the U.S. Treasury Department announced that it had been authorized to purchase equity stakes in participating U.S. financial institutions.  Under this program, known as the Troubled Asset Relief Program - Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury Department made capital available to participating U.S. financial institutions in exchange for, generally, preferred stock.  Further, after receiving a recommendation from the boards of the FDIC and the FRB, the U.S. Treasury Department signed the systemic risk exception to the Federal Deposit Insurance Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program.

After careful assessment, and due to its strong capital base, the Company chose not to participate in the TARP Capital Purchase Program.  The Company elected to participate in the Temporary Liquidity Guarantee Program, as not participating could have put the Company at a competitive disadvantage without the 100% FDIC guarantee of its non-interest bearing transaction deposit accounts.  The FDIC guarantee of senior debt was not a factor in the Company’s decision process, as it has no senior debt outstanding.  The cost of this program is 10 basis points or approximately $50,000 on an annual basis based upon the additional covered deposits at December 31, 2010.

The Dodd-Frank Act, which was signed into law on July 21, 2010, permanently increased the FDIC insurance limit to $250,000 (retroactive to January 1, 2008), repealed the prohibition against paying interest on demand deposits (effective July, 21, 2011), and extended the Transaction Account Guaranty Program (i.e., unlimited FDIC insurance coverage for certain non-interest bearing demand deposit accounts) to December 31, 2012.

Maturities of Certificates of Deposits of $100,000 or More

(In thousands)	December 31, 2010
Three months or less	$72,411
Three to six months	32,367
Six to twelve months	12,944
Over twelve months	18,447
Total	$136,169

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, and were $138,929,000 at December 31, 2010, an increase of $59,635,000, or 75%, from December 31, 2009.  At December 31, 2010 these assets represented 12% of total assets.  The Company increased liquid assets during 2010 as a result of the increase in deposits and accounts and drafts payable.  Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines.  Total investment in debt securities available-for-sale at fair value was $264,569,000 at December 31, 2010, an increase of $39,972,000 or 18% from December 31, 2009.  These assets represented 22% of total assets at December 31, 2010 and all were state and political subdivision securities.  Of the total portfolio, 4% mature in one year or less, 15% mature after one year through five years and 81% mature after five years.   The Company did not sell any securities available-for-sale during 2010.

As of December 31, 2010, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks:  Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000.  The Company had secured lines of credit with the Federal Home Loan Bank of $117,287,000 collateralized by commercial mortgage loans and secured federal funds of $25,579,000 with the Federal Reserve Bank.  The Company also had secured federal funds with no collateral with UMB Bank of $10,000,000.  There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2010 or 2009.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank.  The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2010, 2009 and 2008 were $23,776,000, $19,079,000 and $22,030,000, respectively.  Net income plus depreciation and amortization accounts for most of the operating cash provided.  Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances.  Further analysis of the changes in these account balances is discussed earlier in this report.  Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows.  Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2011.  The Company anticipates the annual capital expenditures for 2011 will be consistent with the last few years and, accordingly, should range from $1 million to $3 million.  As in the past, 2011 capital expenditures are expected to consist primarily of equipment and software related to its payment and information processing services business.

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

As a financial institution, a significant source of the Company’s earnings is generated from net interest income.  Therefore, the prevailing interest rate environment is important to the Company’s performance.  A major portion of the Company’s funding sources are the non-interest bearing accounts and drafts payable generated from its payment and information processing services.  Accordingly, higher levels of interest rates will generally allow the Company to earn more net interest income.  Conversely, a lower interest rate environment will generally tend to depress net interest income.  The Company actively manages its balance sheet in an effort to maximize net interest income as the interest rate environment changes.  This balance sheet management impacts the mix of earning assets maintained by the

Company at any point in time.  For example, in a low interest rate environment, short-term relatively lower rate liquid investments may be reduced in favor of longer term relatively higher yielding investments and loans.  If the primary source of liquidity is reduced in a low interest rate environment, a greater reliance would be placed on secondary sources of liquidity including borrowing lines, the ability of the Bank to generate deposits, and the investment portfolio to ensure overall liquidity remains at acceptable levels.

The overall level of economic activity can have a significant impact on the Company’s ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease.  Higher levels of economic activity, as experienced in 2010, increased both fee income (as more invoices were processed) and balances of accounts and drafts payable generated (as more invoices were processed) from the Company’s transportation customers.

The relative level of energy costs can impact the Company’s earnings and available liquidity.  Higher levels of energy costs will tend to increase transportation and utility invoice amounts resulting in a corresponding increase in accounts and drafts payable.  Increases in accounts and drafts payable generate higher interest income and improve liquidity.

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance.  Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses.  During 2010 new business was added in both the Information Services and Banking Services segments.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies.  A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2010 as shown in Item 8, Note 2 of this report.

In 2010, cash dividends paid were $.58 per share for a total of $5,448,000, an increase of $523,000, or 11%, compared to $.53 per share for a total of $4,925,000 in 2009.  The increase is attributable primarily to the per share amount paid.

Shareholders' equity was $142,094,000, or 12%, of total assets, at December 31, 2010, an increase of $12,526,000 over the balance at December 31, 2009.  This increase resulted from net income of $20,310,000 and $1,198,000 related to stock bonuses, which were offset by cash dividends paid of $5,448,000, the pension adjustment per FASB ASC 715 of $918,000, an increase in other comprehensive loss of $2,149,000, plus the repurchase of shares for the Treasury of $467,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders.  The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles.  As of December 31, 2010, unappropriated retained earnings of $14,127,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company’s common stock.  The Company repurchased 12,000 shares for an aggregate purchase price of $467,000 in 2010 and 0 shares in 2009.  As of December 31, 2010, 168,000 shares remained available for repurchase under the program.  A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases.  These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments.  At December 31, 2010, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At December 31, 2010, the balance of loan commitments, standby and commercial letters of credit were $33,031,000, $23,587,000 and $3,821,000, respectively.  Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment.  In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2010:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease commitments	$2,809	$675	$1,063	$644	$427
Time deposits	157,119	134,217	20,356	2,546	—
Total	$159,928	$134,892	$21,419	$3,190	$427

During 2010, the Company contributed $9,350,000 to its noncontributory defined benefit pension plan.  The contribution had no significant effect on the Company’s overall liquidity.  In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets.  These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance.  For 2010 these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	6.25%
Rate of increase in compensation levels	4.00%
Expected long-term rate of return on assets	7.25%

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements.  These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk.  A table containing simulation results as of December 31, 2010, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads.  This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity.  The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2010:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	9%	8%
+100 basis points	4%	4%
Stable rates	—	—
-100 basis points	(2)%	(4)%
-200 basis points	(3)%	(2)%

Interest Rate Sensitivity Position

The following table presents the Company’s gap or interest rate risk position at December 31, 2010 for the various time periods indicated.

(In thousands)	Variable Rate	0-90 Days	91-180 Days	181-364 Days	1-5 Years	Over 5 Years	Total
Earning assets:
Loans:
Taxable	$198,811	$11,232	$32,771	$33,273	$418,029	$13,505	$707,621
Tax-exempt	–	20	3	209	782	–	1,014
Debt and equity securities1:
Tax-exempt	–	5,894	712	9,934	33,990	214,039	264,569
Federal funds sold and other short-term investments	126,652	–	–	–	–	–	126,652
Total earning assets	$325,463	$17,146	$33,486	$43,416	$452,801	$223,467	$1,099,856
Interest-sensitive liabilities:
Money market accounts	$142,790	$–	$–	$–	$–	$–	$142,790
Now accounts	73,137	–	–	–	–	–	73,137
Savings deposits	32,447	–	–	–	–	–	32,447
Time deposits:
$100K and more	–	72,410	32,367	12,944	18,448	–	136,169
Less than $100K	–	7,715	6,222	2,558	4,455	–	20,950
Federal funds purchased and other short-term borrowing	9		–	–	–	–	9
Total interest-bearing liabilities	$248,383	$80,125	$38,589	$15,502	$22,903	$–	$405,502
Interest sensitivity gap:
Periodic	$77,080	$(62,979)	$(5,103)	$27,914	$429,898	$227,544	$694,354
Cumulative	77,080	14,101	8,998	36,912	466,810	694,354	694,354
Ratio of interest-bearing assets to interest-bearing liabilities:
Periodic	1.31	0.21	0.87	2.80	19.77	0.00	2.71
Cumulative	1.31	1.04	1.02	1.10	2.15	1.91	2.71
1Balances shown reflect earliest re-pricing date.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2010	2009
Assets
Cash and due from banks	$12,277	$5,763
Interest-bearing deposits in other financial institutions	67,299	33,426
Federal funds sold and other short-term investments	59,353	40,105
Cash and cash equivalents	138,929	79,294
Securities available-for-sale, at fair value	264,569	224,597

Loans	708,633	641,957
Less: Allowance for loan losses	11,891	8,284
Loans, net	696,742	633,673
Premises and equipment, net	9,617	10,451
Investments in bank-owned life insurance	14,191	13,644
Payments in excess of funding	33,609	22,637
Goodwill	7,471	7,471
Other intangible assets, net	268	375
Other assets	22,639	20,839
Total assets	$1,188,035	$1,012,981

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$113,097	$113,151
Interest-bearing	405,493	324,725
Total deposits	518,590	437,876
Accounts and drafts payable	516,107	430,251
Short-term borrowings	9	26
Other liabilities	11,235	15,260
Total liabilities	1,045,941	883,413

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	–	–
Common stock, par value $.50 per share; 20,000,000 shares authorized and 9,949,324 shares issued at December 31, 2010 and 2009	4,975	4,975
Additional paid-in capital	46,653	45,696
Retained earnings	107,263	92,401
Common shares in treasury, at cost (561,533 and 564,119 shares at December 31, 2010 and 2009, respectively)	(13,549)	(13,323)
Accumulated other comprehensive loss	(3,248)	(181)
Total shareholders’ equity	142,094	129,568
Total liabilities and shareholders’ equity	$1,188,035	$1,012,981

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2010	2009	2008
Fee Revenue and Other Income:
Information services payment and processing revenue	$54,183	$48,665	$50,721
Bank service fees	1,410	1,324	1,330
Gains on sales of securities	–	697	552
Other	553	552	567
Total fee revenue and other income	56,146	51,238	53,170

Interest Income:
Interest and fees on loans	39,785	36,003	34,204
Interest and dividends on securities:
Taxable	43	58	78
Exempt from federal income taxes	8,704	7,553	7,638
Interest on federal funds sold and other short-term investments	514	170	2,218
Total interest income	49,046	43,784	44,138

Interest Expense:
Interest on deposits	4,875	4,924	3,179
Interest on short-term borrowings	–	23	12
Interest on subordinated convertible debentures	–	106	187
Total interest expense	4,875	5,053	3,378
Net interest income	44,171	38,731	40,760
Provision for loan losses	4,100	2,050	2,200
Net interest income after provision for loan losses	40,071	36,681	38,560
Total net revenue	96,217	87,919	91,730

Operating Expense:
Salaries and employee benefits	51,368	50,614	49,723
Occupancy	2,485	2,396	2,228
Equipment	3,561	3,348	3,331
Amortization of intangible assets	107	222	280
Other operating	10,763	9,805	10,002
Total operating expense	68,284	66,385	65,564
Income before income tax expense	27,933	21,534	26,166
Income tax expense	7,623	5,405	7,160
Net income	$20,310	$16,129	$19,006

Basic Earnings Per Share	$2.18	$1.76	$2.08
Diluted Earnings Per Share	2.15	1.73	2.03

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$20,310	$16,129	$19,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,026	4,039	4,336
Net gains on sales of securities	–	(697)	(552)
Stock-based compensation expense	1,472	1,881	1,026
Provisions for loan losses	4,100	2,050	2,200
Deferred income tax expense (benefit)	1,268	(650)	1,575
(Decrease) increase in income tax liability	(487)	(869)	1,393
Decrease in pension liability	(4,259)	(398)	(4,013)
FDIC insurance prepayment	–	(2,124)	–
Other operating activities, net	(2,654)	(282)	(2,941)
Net cash provided by operating activities	23,776	19,079	22,030

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	–	21,906	20,867
Proceeds from maturities of securities available-for-sale	4,770	5,655	11,106
Purchase of securities available-for-sale	(49,944)	(51,160)	(54,460)
Net increase in loans	(67,169)	(50,198)	(95,550)
Increase in payments in excess of funding	(10,972)	(772)	(10,201)
Purchases of premises and equipment, net	(1,190)	(1,077)	(1,240)
Net cash used in investing activities	(124,505)	(75,646)	(129,478)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(54)	9,851	10,110
Net increase in interest-bearing demand and savings deposits	39,392	104,390	6,813
Net increase (decrease) in time deposits	41,376	46,094	(12,978)
Net increase (decrease) in accounts and drafts payable	85,856	(48,774)	(34,709)
Cash dividends paid	(5,448)	(4,925)	(4,499)
Purchase of common shares of treasury	(467)	–	(3,984)
Other financing activities, net	(291)	(260)	110
Net cash provided by (used in) financing activities	160,364	106,376	(39,137)
Net increase (decrease) in cash and cash equivalents	59,635	49,809	(146,585)
Cash and cash equivalents at beginning of period	79,294	29,485	176,070
Cash and cash equivalents at end of period	$138,929	$79,294	$29,485

Supplemental information:
Cash paid for interest	$4,893	$5,128	$3,665
Cash paid for income taxes	7,934	5,677	4,949
Transfer of loans to foreclosed assets	–	–	788

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance, December 31, 2007	$4,975	$45,837	$66,690	$(16,118)	$(1,932)	$99,452
Net income			19,006			19,006	19,006
Cash dividends ($.49 per share)			(4,499)			(4,499)
Purchase of 120,000 shares				(3,984)		(3,984)
Other comprehensive income (loss):
Reclassification adjustments for gains included in net income, net of tax					(359)	(359)	(359)
Net unrealized gain on securities available-for-sale, net of tax					867	867	867
FASB ASC 715 adjustment, net of tax					(5,989)	(5,989)	(5,989)
Issuance of 31,924 common shares pursuant to stock-based compensation plan		(705)		705		—
Exercise of stock options		(282)		306		24
Stock-based compensation expense		1,026				1,026
Subordinated debenture conversion		(130)		827		697
Balance, December 31, 2008	$4,975	$45,746	$81,197	$(18,264)	$(7,413)	$106,241
Comprehensive income for 2008							$13,525

Net income			16,129			16,129	16,129
Cash dividends ($.53 per share)			(4,925)			(4,925)
Other comprehensive income (loss):
Reclassification adjustments for gains included in net income, net of tax					(453)	(453)	(453)
Net unrealized gain on securities available-for-sale, net of tax					6,145	6,145	6,145
FASB ASC 715 adjustment, net of tax					1,540	1,540	1,540
Issuance of 38,636 common shares pursuant to stock-based compensation plan		(910)		910		—
Exercise of stock options		(388)		408		20
Stock-based compensation expense		1,881				1,881
Subordinated debenture conversion		(633)		3,623		2,990
Balance, December 31, 2009	$4,975	$45,696	$92,401	$(13,323)	$(181)	$129,568
Comprehensive income for 2009							$23,361

Net income			20,310			20,310	20,310
Cash dividends ($.58 per share)			(5,448)			(5,448)
Purchase of 12,000 shares				(467)		(467)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax					(2,149)	(2,149)	(2,149)
FASB ASC 715 adjustment, net of tax					(918)	(918)	(918)
Issuance of 15,149 common shares pursuant to stock-based compensation plan, net		(349)		108		(241)
Exercise of stock options and SARs		(166)		133		(33)
Stock-based compensation expense		1,472				1,472
Balance, December 31, 2010	$4,975	$46,653	$107,263	$(13,549)	$(3,248)	$142,094
Comprehensive income for 2010							$17,243

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

Stock-Based Compensation The Company follows FASB ASC 718 “Accounting for Stock Options and Other Stock-based Compensation” which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.    FASB ASC 718 also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations.  Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2010, rate of increase in future compensation levels and mortality rates.  These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715, “Compensation – Retirement Benefits,” which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.  There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to ASC 715, the Company has recognized the funded status of its defined benefit postretirement plan in its consolidated balance sheet and has recognized changes in that funded status through comprehensive income.

Impact of New and Not Yet Adopted Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This guidance requires a greater level of disaggregated information about the credit quality of financing receivables and reserves for credit losses, including increased disclosure of credit quality indicators, past due information, and modifications of financing receivables.  Disclosures regarding activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2010 and 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2010, and 2009 the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders.  At December 31, 2010, unappropriated retained earnings of $14,127,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.  However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2010 and 2009.

The Company’s and the Bank’s actual and required capital amounts and ratios as are as follows:
	Actual		Capital requirements		Requirement to be well capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2010
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$148,659	16.82%	$70,695	8.00%	$	N/A	N/A	%
Cass Commercial Bank	58,838	10.72	43,916	8.00		54,895	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	137,603	15.57	35,348	4.00		N/A	N/A
Cass Commercial Bank	51,955	9.46	21,958	4.00		32,937	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	137,603	11.18	36,923	3.00		N/A	N/A
Cass Commercial Bank	51,955	8.92	17,472	3.00		29,121	5.00
At December 31, 2009
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$130,187	16.69%	$62,414	8.00%	$	N/A	N/A	%
Cass Commercial Bank	50,853	10.34	39,361	8.00		49,202	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	121,903	15.63	31,207	4.00		N/A	N/A
Cass Commercial Bank	44,864	9.12	19,681	4.00		29,521	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	121,903	11.28	32,414	3.00		N/A	N/A
Cass Commercial Bank	44,864	8.75	15,374	3.00		25,623	5.00

Note 3
Investment in Debt Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis.  The Company’s investment securities available-for-sale at December 31, 2010 and 2009 are measured at fair value using Level 2 valuations.  The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category.  The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis.  The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$255,929	$9,829	$1,189	$264,569
Total	$255,929	$9,829	$1,189	$264,569

	December 31, 2009
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$212,651	$11,970	$24	$224,597
Total	$212,651	$11,970	$24	$224,597

The fair values of securities with unrealized losses are as follows:
	December 31, 2010
	Less than 12 months		12 months or more				Total
	Estimated	Unrealized	Estimated		Unrealized		Estimated	Unrealized
(In thousands)	fair value	losses	fair value		losses		Fair value	losses
State and political subdivisions	$53,741	$1,189	$	―	$	―	$53,741	$1,189
Total	$53,741	$1,189	$	―	$	―	$53,741	$1,189

	December 31, 2009
	Less than 12 months		12 months or more				Total
	Estimated	Unrealized	Estimated		Unrealized		Estimated	Unrealized
(In thousands)	fair value	losses	fair value		losses		Fair value	losses
State and political subdivisions	$1,415	$24	$	―	$	―	$1,415	$24
Total	$1,415	$24	$	―	$	―	$1,415	$24

There were 61 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2010.   All unrealized losses are reviewed to determine whether the losses are other than temporary.  Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

There were 2 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2009.   All unrealized losses are reviewed to determine whether the losses are other than temporary.  Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2010
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$16,539	$16,853
Due after 1 year through 5 years	33,990	35,968
Due after 5 years through 10 years	108,405	115,425
Due after 10 years	96,995	96,323
No stated maturity	—	—
Total	$255,929	$264,569

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2010 and 2009 were $27,776,000 and $18,265,000 respectively.

Proceeds from sales of debt securities classified as available-for-sale were $0 in 2010, $21,906,000 in 2009 and $20,867,000 in 2008.  Gross realized gains and losses on the sales in 2010, 2009 and 2008 were $0 and $0, $699,000 and $2,000 and $567,000 and $15,000, respectively.

Note 4
Loans

A summary of loan categories is as follows:
	December 31,
(In thousands)	2010	2009
Commercial and industrial	$135,061	$93,371
Real estate:
Mortgage – Commercial	151,201	154,797
Mortgage – Church & related	365,378	314,300
Construction – Commercial	18,434	17,581
Construction – Church & related	36,318	56,826
Industrial revenue bonds	1,014	2,676
Other	1,227	2,406
Total loans	$708,633	$641,957

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

(In thousands)	2010
Aggregate balance, January 1	$582
New loans	—
Payments	(2)
Aggregate balance, December 31	$580

A summary of the activity in the allowance for loan losses is as follows:
	December 31,
(In thousands)	2010	2009	2008
Balance, January 1	$8,284	$6,451	$6,280
Provision charged to expense	4,100	2,050	2,200
Loans charged off	(554)	(400)	(2,173)
Recoveries of loans previously charged off	61	183	144
Net loan charge-offs	(493)	(217)	(2,029)
Balance, December 31	$11,891	$8,284	$6,451

Loans charged off for the year ended December 31, 2010 represented real estate mortgage – church & related loans.

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2010:
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Commercial and industrial, IRB’s:
Nonaccrual	$46	$46	$5
Real estate – mortgage:
Nonaccrual	519	519	115
Total impaired loans	$565	$565	$120

Impaired loans consist primarily of renegotiated loans, nonaccrual loans and loans greater than 90 days past due and still accruing interest.  The allowance for loan losses related to impaired loans was $120,000 and $493,000 at December 31, 2010 and 2009, respectively.  There were no impaired loans without a valuation allowance at December 31, 2010 or 2009.  Nonaccrual loans were $565,000 and $1,608,000 at December 31, 2010 and 2009, respectively.  There were no loans delinquent 90 days or more and still accruing interest at December 31, 2010 and 2009.  The average balances of impaired loans during 2010, 2009 and 2008 were $1,130,000 $1,568,000 and $1,927,000, respectively.  Income that would have been recognized on non-accrual loans under the original terms of the contract was $83,000, $134,000 and $86,000 for 2010, 2009 and 2008, respectively.  Income that was recognized on nonaccrual loans was $35,000, $131,000 and $56,000 for 2010, 2009 and 2008 respectively.  There are two foreclosed loans with a book value of $1,910,000 which have been reclassified as other real estate owned (included in other assets) as of December 31, 2010.

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired.  Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses”. At December 31, 2010, all impaired loans were evaluated based on the fair value of the collateral.  The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2.  The total principal balance of impaired loans measured at fair value at December 31, 2010 and 2009 was $445,000 and $1,115,000 respectively.

The following table presents the aging of loans by loan classification at December 31, 2010:

(In thousands)	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total Loans
Commercial and industrial	$105	$—	$—	$105	$134,956	$135,061
Real estate:		—
Mortgage – Commercial	145	—	490	635	150,566	151,201
Mortgage – Church & related	1,954	—	—	1,954	363,424	365,378
Construction – Commercial	—	—	—	—	18,434	18,434
Construction – Church & related	—	—	—	—	36,318	36,318
Industrial revenue bonds	—	—	—	—	1,014	1,014
Other	—	—	—	—	1,227	1,227
Total	$2,204	$—	$490	$2,694	$705,939	$708,633

There were no loans greater than 90 days past due and still accruing interest.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2010:
(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction	Other	Total
Loans subject to normal monitoring1	$130,148	$495,573	$54,752	$2,241	$682,714
Loans subject to special monitoring2:
Performing	4,867	20,487	—	—	25,354
Nonperforming	46	519	—	—	565
Total	$135,061	$516,579	$54,752	$2,241	$708,633
1	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
2	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Note 5
Premises and Equipment

A summary of premises and equipment is as follows:
	December 31,
(In thousands)	2010	2009
Land	$873	$873
Buildings	10,491	10,491
Leasehold improvements	1,794	1,823
Furniture, fixtures and equipment	11,247	10,890
Purchased software	5,390	4,948
Internally developed software	3,283	3,433
	$33,078	$32,458
Less accumulated depreciation and amortization	23,461	22,007
Total	$9,617	$10,451

Total depreciation and amortization charged to expense in 2010, 2009 and 2008 amounted to $2,024,000, $2,243,000, and $2,394,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2020.  Rental expense for 2010, 2009 and 2008 was $767,000, $814,000 and $729,000, respectively.  The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010:

(In thousands)	Amount
2011	$675
2012	553
2013	510
2014	381
2015	263
2016 and after	427
Total	$2,809

Note 6
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350, “Goodwill and Other Intangible Assets,” which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company’s intangible assets are as follows:

	December 31, 2010		December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer List	$750	$(482)	$750	$(375)
Total	750	(482)	750	(375)
Unamortized intangible assets:
Goodwill	7,698	(227)	7,698	(227	) 1
Total unamortized intangibles	7,698	(227)	7,698	(227)
Total intangible assets	$8,448	$(709)	$8,448	$(602)
1	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer list that was acquired in the NTransit purchase is amortized over seven years on a straight-line basis.  Goodwill includes $3,073,000 acquired in 2006 in the NTransit purchase.  The weighted average remaining amortization period at December 31, 2010 was three years for all amortized intangible assets combined.  Amortization of intangible assets amounted to $107,000, $222,000 and $280,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated future amortization of intangibles is as follows:  $107,000 in 2011 and 2012, $54,000 in 2013, and $0 in 2014.

Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:
	December 31,
(In thousands)	2010	2009
NOW and money market deposit accounts	$215,927	$178,644
Savings deposits	32,447	30,339
Time deposits:
Less than $100	20,950	27,980
$100 or more	136,169	87,762
Total	$405,493	$324,725

Interest on deposits consists of the following:
	December 31,
(In thousands)	2010	2009	2008
NOW and money market deposit accounts	$2,082	$1,797	$1,086
Savings deposits	321	335	290
Time deposits:
Less than $100	1,658	1,729	701
$100 or more	814	1,063	1,102
Total	$4,875	$4,924	$3,179

The scheduled maturities of time deposits are summarized as follows:
	December 31,
	2010		2009
(In thousands)	Amount	Percent of Total	Amount	Percent of Total
Due within:
One year	$134,217	85.4%	$103,021	89.0%
Two years	19,442	12.4%	9,362	8.1%
Three years	914	0.6%	2,524	2.2%
Four years	447	0.3%	615	0.5%
Five years	2,099	1.3%	220	0.2%
Total	$157,119	100.0%	$115,742	100.0%

Note 8
Subordinated Convertible Debentures and Unused Available Lines of Credit

On August 24, 2004, the Company issued $3,700,000 of 5.33% subordinated convertible debentures in partial consideration for the acquisition of the assets of PROFITLAB, Inc.  Interest was payable annually on the anniversary date of the acquisition.  During 2008, several debt holders converted $697,000 of the principal balance into 35,808 shares of the Company’s common stock in accordance with the conversion provisions.  During 2009, the remaining principal balance was converted into 153,612 shares, and as such no convertible debentures are outstanding as of December 31, 2009 and 2010.

As of December 31, 2010, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks:  Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000.  The Company had secured lines of credit with the Federal Home Loan Bank of $117,287,000 collateralized by commercial mortgage loans and secured federal funds of $25,579,000 with the Federal Reserve Bank.  The Company also had secured federal funds with no collateral with UMB Bank of $10,000,000.  There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2010 or 2009.

Note 9
Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2010.

2010
Shares outstanding at January 1	9,385,205
Issuance of common stock:
Issued under stock-based compensation plan	6,889
Stock options/SARs exercised	7,697
Stock repurchased	(12,000)
Shares outstanding at December 31	9,387,791

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

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data	2010	2009	2008
Basic
Net income	$20,310	$16,129	$19,006
Weighted-average common shares outstanding	9,335,283	9,156,673	9,150,342
Basic earnings per share	$2.18	$1.76	$2.08
Diluted
Basic net income	$20,310	$16,129	$19,006
Net income effect of 5.33% convertible debentures	—	55	96
Diluted net income	$20,310	$16,184	$19,102
Weighted-average common shares outstanding	9,335,283	9,156,673	9,150,342
Effect of dilutive restricted stock, stock options and SARs	112,292	124,420	106,851
Effect of convertible debentures	—	92,976	174,557
Weighted-average common shares outstanding assuming dilution	9,447,575	9,374,069	9,431,750
Diluted earnings per share	$2.15	$1.73	$2.03

Note 10
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

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2010	2009
Projected benefit obligation:
Balance, January 1	$36,588	$32,823
Service cost	1,771	1,606
Interest cost	2,290	2,080
Actuarial loss	3,853	1,099
Benefits paid	(1,165)	(1,020)
Balance, December 31	$43,337	$36,588
Plan assets:
Fair value, January 1	$33,362	$25,596
Actual return	3,880	5,586
Employer contribution	9,350	3,200
Benefits paid	(1,165)	(1,020)
Fair value, December 31	$45,427	$33,362
Funded status:
Accrued pension asset (liability)	$2,090	$(3,226)

The following represent the major assumptions used to determine the projected benefit obligation of the Plan.  For 2010, 2009 and 2008 the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve.

	2010	2009	2008
Weighted average discount rate	5.75%	6.25%	6.50%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

The accumulated benefit obligation was $34,881,000 and $29,747,000 as of December 31, 2010 and 2009, respectively.  The Company expects to contribute approximately $1,800,000 to the Plan in 2011.    The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2011	$1,224,000
2012	1,318,000
2013	1,370,000
2014	1,538,000
2015	1,678,000
2016-2020	12,083,090

The Plan’s pension cost included the following components:

	For the Year Ended
	December 31,
(In thousands)	2010	2009	2008
Service cost – benefits earned during the year	$1,771	$1,606	$1,523
Interest cost on projected benefit obligations	2,290	2,080	1,947
Expected return on plan assets	(2,440)	(1,880)	(2,108)
Net amortization and deferral	616	873	66
Net periodic pension cost	$2,237	$2,679	$1,428

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2010	2009	2008
Weighted average discount rate	6.25%	6.50%	6.50%
Rate of increase in compensation levels	4.00%	4.00%	4.25%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%

The investment objective for the Plan is to maximize total return with a tolerance for average risk.  Asset allocation is a balance between fixed income and equity investments, with a target allocation of approximately 50% fixed income, 34% US equity and 16% Non-US equity.  Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges.  The fixed income component is invested in pooled investment grade securities.  The equity components are invested in pooled large cap, small/mid cap and Non-US stocks.  The assumed long-term rate of return on assets, which falls within the expected range, is 7.25% as derived below:
Asset Class	Expected Long-Term Return on Class	X	Allocation =	Assumption
Fixed Income	4 – 6%		50%	2.0 – 3.0%
US Equity	6 – 9%		34%	2.0 – 3.1%
Non-US Equity	6 – 10%		16%	1.0 – 1.6%
				5.0 – 7.7%

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31
	2010				2009
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash	$203	$203	$	―	$184	$184	$	―
Equity securities
U. S. Large Cap Growth	3,844	―		3,844	2,902	―		2,902
U. S. Large Cap Value	3,853	―		3,853	2,884	―		2,884
U. S. Small/Mid Cap Growth	1,594	―		1,594	1,161	―		1,161
U. S. Small/Mid Cap Value	1,597	―		1,597	1,171	―		1,171
Non-U. S. Core	7,236	―		7,236	5,325	―		5,325
U. S. Large Cap Passive	4,542	―		4,542	3,245	―		3,245
Fixed Income
U. S. Core Opportunistic	16,227	―		16,227	11,880	―		11,880
U. S. Passive	6,331	―		6,331	4,610	―		4,610
Total	$45,427	$203		$45,224	$33,362	$184		$33,178

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

A summary of the activity in the SERP’s projected benefit obligation, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2010	2009
Benefit obligation:
Balance, January 1	$5,369	$4,210
Service cost	78	33
Interest cost	315	278
Benefits paid	(235)	(317)
Actuarial (gain) loss	(48)	1,165
Balance, December 31	$5,479	$5,369

The following represent the major assumptions used to determine the projected benefit obligation of the SERP.  For 2010, 2009 and 2008, the SERP’s expected benefit cash flows were discounted using the Citigroup Above Median Curve.

	2010	2009	2008
Weighted average discount rate	5.50%	6.00%	7.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

The accumulated benefit obligation was $4,136,000 and $3,696,000 as of December 31, 2010 and 2009, respectively.  Since this is an unfunded plan there are no plan assets.  Benefits paid were $235,000 in 2010, $317,000 in 2009 and $33,000 in 2008.  Expected future benefits payable by the Company over the next 10 years are as follows:

Amount
2011	$236,000
2012	235,000
2013	234,000
2014	233,000
2015	232,000
2016-2020	1,396,000

The SERP’s pension cost included the following components:

	December 31,
(In thousands)	2010	2009	2008
Service cost – benefits earned during the year	$78	$33	$59
Interest cost on projected benefit obligations	315	278	267
Net amortization and deferral	258	130	170
Net periodic pension cost	$651	$441	$496

The pre-tax amounts in accumulated other comprehensive loss as of December 31, were as follows:

	The Plan		SERP
(In thousands)	2010	2009	2010	2009
Prior service cost	$33	$41	$50	$101
Net actuarial loss	11,985	10,180	2,194	2,449
Total	$12,018	$10,221	$2,244	$2,550

The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2010 expected to be recognized as components of net periodic benefit cost in 2011 for the Plan are $8,000 and $635,000, respectively.  The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2010, expected to be recognized as components of net periodic benefit cost in 2011 for SERP are $50,000  and $199,000 respectively.

The Company also maintains a noncontributory profit sharing plan, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2010, 2009 and 2008 was $4,665,000, $3,668,000 and $4,339,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2010, 2009 and 2008 were $450,000, $470,000, and $444,000, respectively.

Note 11
Stock-based Compensation

In 2007, the Company’s shareholders approved the Omnibus Incentive Stock Plan (“the Omnibus Plan”) to provide incentive opportunities for key employees and non-employee directors and to align the personal financial interests of such individuals with those of the Company’s shareholders.  The Omnibus Plan permits the issuance of up to 880,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards.

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

Restricted Stock
Changes in restricted shares outstanding for the year ended December 31, 2010 were as follows:

	Shares	Fair Value
Balance at December 31, 2009	75,965	$28.97
Granted	15,149	30.91
Vested	(40,843)	30.25
Balance at December 31, 2010	50,271	$28.51

During 2009 and 2008, 38,636 shares and 32,254 shares, respectively, were granted with weighted average per share market values at date of grant of $27.30 in 2009 and $29.18 in 2008.  The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $848,000 for 2010, $1,194,000 for 2009, and $942,000 for 2008.   As of December 31, 2010, the total unrecognized compensation expense related to non-vested restricted stock awards was $741,000 and the related weighted average period over which it is expected to be recognized is approximately .7 years.

Stock Options
Changes in options outstanding for the year ended December 31, 2010 were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2009	44,120	$17.65
Exercised	(7,492)	$14.14
Balance at December 31, 2010	36,628	$18.36
Exercisable at December 31, 2010	24,188	$17.64

The total intrinsic value of options exercised during 2010 was $159,000.  The total intrinsic value of options exercised during 2009 was $445,000.  The average remaining contractual term for options outstanding as of December 31, 2010 was 1.56 years and the aggregate intrinsic value was $717,000.  The average remaining contractual term for options exercisable as of December 31, 2010 was 1.42 years and the aggregate intrinsic value was $491,000.

A summary of the activity of the non-vested options during 2010 is shown below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	27,586	$2.81
Vested	(15,146)	$2.70
Non-vested at December 31, 2010	12,440	$2.94

As of December 31, 2010, the total unrecognized compensation expense related to non-vested stock options was $32,000 and the related weighted average period over which it is expected to be recognized is approximately 1.8 years. For the year ended December 31, 2010, there were 1,463 non-qualified options exercised and 6,029 incentive stock options exercised.  During 2010, the Company recognized stock option expense of $27,000.

Stock Appreciation Rights (SARs)
There were 23,311 SARs granted during the year ended December 31, 2010.  The Company uses the Black-Scholes option-pricing model to determine the fair value of the SARs at the date of grant.  Following are the assumptions used to estimate the $9.12 per share fair value.
Year Ended December 31, 2010
Risk-free interest rate	3.33%
Expected life	7 yrs.
Expected volatility	30.00%
Expected dividend yield	1.86%

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

During 2010, the Company recognized SARs expense of $597,000.  As of December 31, 2010, the total unrecognized compensation expense related to stock appreciation rights was $444,000, and the related weighted average period over which it is expected to be recognized is 0.7 years.  Changes in SARs outstanding for the year ended December 31, 2010 were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2009	231,262	$27.02
Granted	23,311	$30.16
Exercised	(12,818)	$38.48
Balance at December 31, 2010	241,755	$27.34
Exercisable at December 31, 2010	100,554	$27.58

The total intrinsic value of SARs exercised during 2010 and 2009 was $188,000 and $10,000 respectively.  The average remaining contractual term for SARs outstanding as of December 31, 2010 was 7.83 years and the aggregate intrinsic value was $2,562,000.  The average remaining contractual term for SARs exercisable as of December 31, 2010 was 5.12 years and the aggregate intrinsic value was $1,042,000.

Note 12
Other Operating Expense

Details of other operating expense are as follows:
	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Postage and supplies	$2,031	$2,171	$2,579
Promotional expense	1,588	1,508	1,587
Professional fees	1,892	1,388	1,481
Outside service fees	2,282	1,956	1,520
Data processing services	356	339	352
Telecommunications	627	550	592
Other	1,987	1,893	1,891
Total other operating expense	$10,763	$9,805	$10,002

Note 13
Income Taxes

The components of income tax expense (benefit) are as follows:
	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Current:
Federal	$5,435	$5,458	$4,408
State	920	597	1,177
Deferred:
Federal	1,178	(602)	1,446
State	90	(48)	129
Total income tax expense	$7,623	$5,405	$7,160

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for 2010, 34% for 2009, and 35% for 2008 to income before income tax expense, to reported income tax expense is as follows:
	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Expected income tax expense	$9,777	$7,322	$9,158
(Reductions) increases resulting from:
Tax-exempt income	(3,273)	(2,798)	(2,924)
State taxes, net of federal benefit	657	694	849
Other, net	462	187	77
Total income tax expense	$7,623	$5,405	$7,160

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$4,541	$3,160
ASC 715 pension funding liability	5,452	4,824
Net operating loss carryforward1	421	463
Deferred revenue	20	27
Stock compensation	731	691
Supplemental executive retirement plan accrual	474	319
Other	28	76
Total deferred tax assets	$11,667	$9,560
Deferred tax liabilities:
Premises and equipment	(352)	(290)
Pension	(4,499)	(1,856)
Intangible/assets	(652)	(567)
Unrealized gain on investment in securities available-for-sale	(3,024)	(4,181)
Other	(182)	(225)
Total deferred tax liabilities	$(8,709)	$(7,119)
Net deferred tax assets	$2,958	$2,441
1 As of December 31, 2010, the Company had approximately $1,220,000 of net operating loss carryforwards as a result of the acquisition of Franklin Bancorp.  The utilization of the net operating loss carryforward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carryforward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2010 or 2009, due to management’s belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

ASC 740 "Accounting for Uncertainty in Income Taxes" prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken, resulting in the recognition of a cumulative effect of change in accounting principle of $87,000, which was recorded as an increase to retained earnings as of January 1, 2007.

The following table presents a reconciliation of the total beginning and ending amounts of unrecognized tax benefits:

(In thousands)	2010	2009
Balance at January 1	$1,750	$1,399
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	560	119
Changes in unrecognized tax benefits as a result of tax position taken during the current year	555	387
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(466)	―
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(522)	(155)
Balance at December 31	$1,877	$1,750

The total amount of federal and state unrecognized tax benefits at December 31, 2010 that, if recognized, would affect the effective tax rate was $1,465,000, net of federal tax benefit.

The Company believes it is reasonably possible that the total amount of tax benefits will decrease by approximately $451,000 over the next twelve months.  The reduction primarily relates to the anticipated lapse in the statute of limitations.  The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

As of December 31, 2010 and 2009, the Company had $106,000 and $147,000, respectively, in accrued interest related to unrecognized tax benefits.  During 2010, the Company recorded a reduction in accrued interest of $41,000 as a result of audit settlements and other prior-year adjustments.  During 2009 and 2008, the Company accrued additional interest of $34,000 and $60,000, respectively.  The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense.  There were no penalties for unrecognized tax benefits accrued at December 31, 2010 and 2009, nor did the Company recognize any expense for penalties during 2010, 2009 and 2008.

The Company is subject to income tax in the U. S. federal jurisdiction and numerous state jurisdictions. The Company’s federal income tax returns for 2004 and 2005 have been examined by the Internal Revenue Service ("IRS").  U.S. federal income tax returns for tax year 2006 through 2009 remain subject to examination by the IRS. In addition, the Company is subject to state tax examinations for the tax years 2005 through 2009.

Note 14
Contingencies

The Company is the defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware, which proceeding was initiated by Chapter 11 debtor LNT Services, Inc. ("LNT"), an affiliate of Linens N' Things, on December 19, 2009.  The LNT Chapter 11 bankruptcy proceeding was subsequently converted to a  Chapter 7 proceeding.  Pursuant to Section 547 of the United States Bankruptcy Code, the LNT bankruptcy trustee, on behalf of LNT, seeks to avoid and recover $33,825,773.71 in allegedly preferential payments (the "Payments") made to the Company.  The Payments were received by the Company in the normal course of providing services to Linens N' Things.  The Company had been engaged under contract with Linens N' Things to audit, process and pay its freight carrier invoices.  Accordingly, the Payments made to the Company were subsequently paid to the appropriate Linens N' Things freight carriers as specified in the contract.

On September 28, 2010, Asentinel LLC ("Asentinel") filed a lawsuit in the United States District Court for the Western District of Tennessee against the Company, AnchorPoint, Inc. ("AnchorPoint") and Veramark Technologies, Inc. ("Veramark").  The suit alleges infringement of two Asentinel patents by the Company, AnchorPoint and Veramark.  Cass vigorously denies infringing any valid claim of either patent.  Asentinel has requested an order enjoining the Company from infringing the two patents at issue, damages for the alleged infringement, interest and costs, treble damages for willful infringement, and attorneys' fees.

While there is some uncertainty relating to any litigation, management is of the opinion that the Company has valid defenses to both these claims.  All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company.  Management believes the outcome of these proceedings, including the LNT and Asentinel proceedings, will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

Note 15
Disclosures about Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments.  At December 31, 2010 and 2009, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:
	December 31,
(In thousands)	2010	2009
Conditional commitments to extend credit	$33,031	$25,149
Standby letters of credit	23,587	15,115
Commercial letters of credit	3,821	1,764

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:
	December 31,
	2010		2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$138,929	$138,929	$79,294	$79,294
Investment in debt securities	264,569	264,569	224,597	224,597
Loans, net	696,742	710,294	633,673	634,598
Accrued interest receivable	5,857	5,857	5,294	5,294
Total	$1,106,097	$1,119,649	$942,858	$943,783

Balance sheet liabilities:
Deposits	$518,590	$518,590	$437,876	$437,876
Accounts and drafts payable	516,107	516,107	430,251	430,251
Short-term borrowings	9	9	26	26
Accrued interest payable	208	208	227	227
Total	$1,034,914	$1,034,914	$868,380	$868,380

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

Investment in Debt Securities Fair values are measured using Level 2 valuations.

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

Note 16
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

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2010, 2009 and 2008, is as follows:
(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other		Total
2010
Fee revenue and other income:
Income from customers	$54,732	$1,414	$	―	$56,146
Intersegment income (expense)	8,939	1,656		(10,595)	―
Net interest income (expense) after provision for loan losses:
Income from customers	19,381	20,690		―	40,071
Intersegment income (expense)	23	(23)		―	―
Depreciation and amortization	1,875	242		14	2,131
Income taxes	2,955	4,668		―	7,623
Net income	13,220	7,090		―	20,310
Goodwill	7,335	136		―	7,471
Other intangible assets, net	268	―		―	268
Total assets	$612,981	$580,948		$(5,894)	$1,188,035
2009
Fee revenue and other income:
Income from customers	$49,913	$1,325	$	―	$51,238
Intersegment income (expense)	6,964	1,632		(8,596)	―
Net interest income (expense) after provision for loan losses:
Income from customers	19,220	17,461		―	36,681
Intersegment income (expense)	94	(94)		―	―
Depreciation and amortization	2,147	305		13	2,465
Income taxes	2,158	3,247		―	5,405
Net income	11,047	5,082		―	16,129
Goodwill	7,335	136		―	7,471
Other intangible assets, net	375	―		―	375
Total assets	$527,897	$496,286		$(11,202)	$1,012,981
2008
Fee revenue and other income:
Income from customers	$51,837	$1,333	$	―	$53,170
Intersegment income (expense)	4,976	1,829		(6,805)	―
Net interest income (expense) after provision for loan losses:
Income from customers	24,732	13,828		―	38,560
Intersegment income (expense)	904	(904)		―	―
Depreciation and amortization	2,256	407		10	2,673
Income taxes	5,126	2,034		―	7,160
Net income	15,858	3,148		―	19,006
Goodwill	7,335	136		―	7,471
Other intangible assets, net	597	―		―	597
Total assets	$564,687	$382,982		$(62,441)	$885,228

Note 17
Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2010 and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 18
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets December 31,
(In thousands)	2010	2009
Assets
Cash and due from banks	$17,842	$14,843
Short-term investments	61,775	46,059
Securities available-for-sale, at fair value	264,569	224,597
Loans, net	193,622	177,811
Investments in subsidiary	52,091	45,000
Premises and equipment, net	9,093	9,709
Other assets	66,080	54,879
Total assets	$665,072	$572,898
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	516,107	430,251
Other liabilities	6,871	13,079
Total liabilities	522,978	443,330
Total shareholders’ equity	142,094	129,568
Total liabilities and shareholders’ equity	$665,072	$572,898

	Condensed Statement of Income For the Years Ended December 31,
(In thousands)	2010		2009		2008
Income from subsidiary:
Dividends	$	―	$	―	$1,192
Interest		24		115	939
Management fees		1,849		1,882	1,828
Income from subsidiary		1,873		1,997	3,959
Information services revenue		54,183		48,665	50,721
Net interest income after provision		18,373		18,157	23,389
Gain on sales of investment securities		―		697	552
Other income		549		551	564
Total income		74,978		70,067	79,185
Expenses:
Salaries and employee benefits		45,598		45,172	44,768
Other expenses		13,205		11,690	12,240
Total expenses		58,803		56,862	57,008
Income before income tax and equity in undistributed income of subsidiary		16,175		13,205	22,177

Income tax expense		2,955		2,158	5,126
Income before undistributed income of subsidiary		13,220		11,047	17,051

Equity in undistributed income of subsidiary		7,090		5,082	1,955

Net income		$20,310		$16,129	$19,006

	Condensed Statements of Cash Flows For the Years Ended December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$20,310	$16,129	$19,006
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed income of subsidiary	(7,090)	(5,082)	(1,955)
Net change in other assets	(4,463)	187	(11,118)
Net change in other liabilities	(4,930)	(962)	(2,378)
Amortization of stock-based awards	1,472	1,193	933
Other, net	―	(325)	2,316
Net cash provided by operating activities	5,299	11,140	6,804
Cash flows from investing activities:
Net increase in securities	(45,173)	(22,226)	(22,605)
Net (increase) decrease in loans	(19,911)	53,364	14,723
Purchases of premises and equipment, net	(1,166)	(901)	(1,178)
Net cash (used in) provided by investing activities	(66,250)	30,237	(9,060)
Cash flows from financing activities:
Net increase (decrease) in accounts and drafts payable	85,856	(48,774)	(34,709)
Cash dividends paid	(5,448)	(4,925)	(4,499)
Purchase of common shares for treasury	(467)	–	(3,984)
Other financing activities	(275)	603	288
Net cash provided by (used in) financing activities	79,666	(53,096)	(42,904)
Net increase (decrease) in cash and cash equivalents	18,715	(11,719)	(45,160)
Cash and cash equivalents at beginning of year	60,902	72,621	117,781
Cash and cash equivalents at end of year	$79,617	$60,902	$72,621

Note 19
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

(In thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2010
Fee revenue and other income	$13,225	$13,968	$14,401	$14,552	$56,146
Interest income	11,628	12,131	12,489	12,798	49,046
Interest expense	1,176	1,199	1,249	1,251	4,875
Net interest income	10,452	10,932	11,240	11,547	44,171
Provision for loan losses	900	1,150	950	1,100	4,100
Operating expense	16,197	16,850	17,098	18,139	68,284
Income tax expense	1,831	2,000	2,013	1,779	7,623
Net income	$4,749	$4,900	$5,580	$5,081	$20,310
Net income per share:
Basic earnings per share	$.51	$.52	$.60	$.55	$2.18
Diluted earnings per share	.50	.52	.59	.54	2.15
2009
Fee revenue and other income	$12,602	$12,598	$12,734	$13,304	$51,238
Interest income	10,493	10,724	11,040	11,527	43,784
Interest expense	991	1,280	1,399	1,383	5,053
Net interest income	9,502	9,444	9,641	10,144	38,731
Provision for loan losses	400	300	400	950	2,050
Operating expense	16,290	16,797	16,366	16,932	66,385
Income tax expense	1,491	1,284	1,291	1,339	5,405
Net income	$3,923	$3,661	$4,318	$4,227	$16,129
Net income per share:
Basic earnings per share	$.43	$.40	$.47	$.46	$1.76
Diluted earnings per share	.42	.39	.46	.46	1.73

Report of Independent Registered Public Accounting Firm

The Board of Directors
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
March 10, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, our independent registered public accounting firm.  KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cass Information Systems, Inc.:

We have audited Cass Information Systems, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
March 10, 2011

ITEM 9B.	OTHER INFORMATION

None.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference from the following sections of the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year:  “Election of Directors” and “Executive Officers” (please note that “Section 16(a) Beneficial Ownership Reporting Compliance” is within the “Executive Officers” section).

The Company has adopted a Code of Conduct and Business Ethics policy, applicable to all Company directors, executive officers and employees.  The policy is publicly available and can be viewed on the Company’s website at www.cassinfo.com.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding the amendment to, or a waiver of, a provision of this policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” “Summary Compensation – Directors,” “Executive Officers,” and “Election of Directors” of the Company’s 2011 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference from the section entitled “Executive Officers” of the Company’s 2011 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans
The following information is as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans	36,628	(1)	$18.36	—	(1)
approved by security holders	292,026	(2)	27.58	538,952	(2)

Equity compensation plans not approved by security holders	–		–	–
Total	328,654		$25.18	538,952

(1)	Amount disclosed relates to the Company’s 1995 Performance-Based Stock Option Plan and 1995 Restricted Stock Bonus Plan. There will be no more shares or options granted under these plans.
(2)	Amount disclosed relates to the 2007 Omnibus Incentive Stock Plan.

Refer to Note 11 to the consolidated financial statements for information concerning stock options and bonus plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s 2011 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference from the section “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s 2011 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

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

10.1
1995 Restricted Stock Bonus Plan, as amended to January 19, 1999, including form of Restriction Agreement, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91456, filed with the SEC on February 16, 1999.*

10.2
1995 Performance-Based Stock Option Plan, as amended to January 19, 1999, including forms of Option Agreements, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91568, filed with the SEC on February 16, 1999.*

	10.3	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 333 – 44497).*

	10.4	Amended and Restated 2007 Omnibus Incentive Stock Plan, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333-44497).*

10.5
Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).*

10.6	Form of Restricted Stock Agreement Award Agreement, incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).*

10.7	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).*

21	Subsidiaries of registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(c) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: March 10, 2011	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2011	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: March 10, 2011	By	/s/	K. Dane Brooksher
K. Dane Brooksher

Date: March 10, 2011	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber

Date: March 10, 2011	By	/s/	Bryan S. Chapell
Bryan S. Chapell

Date: March 10, 2011	By	/s/	Lawrence A. Collett
Lawrence A. Collett

Date: March 10, 2011	By	/s/	Robert A. Ebel
Robert A. Ebel

Date: March 10, 2011	By	/s/	Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: March 10, 2011	By	/s/	John L. Gillis, Jr.
John L. Gillis, Jr.

Date: March 10, 2011	By	/s/	Wayne J. Grace
Wayne J. Grace

Date: March 10, 2011	By	/s/	James J. Lindemann
James J. Lindemann

Date: March 10, 2011	By	/s/	Randall L. Schilling
Randall L. Schilling

Date: March 10, 2011	By	/s/	Andrew J. Signorelli
Andrew J. Signorelli

Date: March 10, 2011	By	/s/	Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.