Form 10-Q
period 2011-03-31
CASS INFORMATION SYSTEMS INC
filed 2011-05-05
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File No. 000-20827

CASS INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

13001 Hollenberg Drive
Bridgeton, Missouri	63044
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐    No ☒

The number of shares outstanding of registrant's only class of stock as of May 3, 2011: Common stock, par value $.50 per share – 9,413,670 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets
	March 31, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Income
	Three months ended March 31, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2011 and 2010 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4.	CONTROLS AND PROCEDURES	23

PART II – Other Information – Items 1. – 6.		24

SIGNATURES		25

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements.  These risks, uncertainties and other factors are discussed in the section Part I, Item 1A, “Risk Factors” of the Company’s 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC.   We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Dollars in Thousands except Share and Per Share Data)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Cash and due from banks	$11,541	$12,277
Interest-bearing deposits in other financial institutions	26,490	67,299
Federal funds sold and other short-term investments	100,626	59,353
Cash and cash equivalents	138,657	138,929
Securities available-for-sale, at fair value	268,365	264,569
Loans	709,622	708,633
Less: Allowance for loan losses	12,377	11,891
Loans, net	697,245	696,742
Premises and equipment, net	9,598	9,617
Investments in bank-owned life insurance	14,324	14,191
Payments in excess of funding	41,540	33,609
Goodwill	7,471	7,471
Other intangible assets, net	241	268
Other assets	22,579	22,639
Total assets	$1,200,020	$1,188,035

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$126,379	$113,097
Interest-bearing	399,269	405,493
Total deposits	525,648	518,590
Accounts and drafts payable	514,155	516,107
Other liabilities	12,869	11,244
Total liabilities	1,052,672	1,045,941

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 20,000,000
shares authorized and 9,949,324 shares issued at
March 31, 2011 and December 31, 2010	4,975	4,975
Additional paid-in capital	46,496	46,653
Retained earnings	111,477	107,263
Common shares in treasury, at cost (541,054 shares at March 31, 2011 and 561,533 shares at December 31, 2010)	(13,155)	(13,549)
Accumulated other comprehensive loss	(2,445)	(3,248)
Total shareholders’ equity	147,348	142,094
Total liabilities and shareholders’ equity	$1,200,020	$1,188,035

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2011	2010
Fee Revenue and Other Income:
Information services payment and processing revenue	$14,347	$12,745
Bank service fees	352	341
Other	133	139
Total fee revenue and other income	14,832	13,225

Interest Income:
Interest and fees on loans	10,253	9,427
Interest and dividends on securities:
Taxable	5	14
Exempt from federal income taxes	2,477	2,098
Interest on federal funds sold and other short-term investments	169	89
Total interest income	12,904	11,628

Interest Expense:
Interest on deposits	1,206	1,176
Total interest expense	1,206	1,176
Net interest income	11,698	10,452
Provision for loan losses	450	900
Net interest income after provision for loan losses	11,248	9,552
Total net revenue	26,080	22,777

Operating Expense:
Salaries and employee benefits	13,706	12,490
Occupancy	648	572
Equipment	847	898
Amortization of intangible assets	27	27
Other operating	2,906	2,210
Total operating expense	18,134	16,197
Income before income tax expense	7,946	6,580
Income tax expense	2,227	1,831
Net Income	$5,719	$4,749

Basic Earnings Per Share	$.61	$.51
Diluted Earnings Per Share	.60	.50

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in Thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$5,719	$4,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,091	1,031
Provision for loan losses	450	900
Stock-based compensation expense	350	392
Increase (decrease) in income tax liability	1,868	(649)
Increase in pension liability	60	198
Other operating activities, net	(808)	(387)
Net cash provided by operating activities	8,730	6,234

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	501	–
Proceeds from maturities of securities available-for-sale	5,385	–
Purchase of securities available-for-sale	(9,027)	–
Net increase in loans	(953)	(23,052)
Increase in payments in excess of funding	(7,931)	(5,512)
Purchases of premises and equipment, net	(465)	(207)
Net cash used in investing activities	(12,490)	(28,771)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	13,282	3,168
Net decrease in interest-bearing demand and savings deposits	(8,170)	(22,573)
Net increase in time deposits	1,946	25,468
Net (decrease) increase in accounts and drafts payable	(1,952)	49,528
Cash dividends paid	(1,505)	(1,315)
Distribution of stock awards, net	(113)	(251)
Other financing activities, net	─	12
Net cash provided by financing activities	3,488	54,037
Net (decrease) increase in cash and cash equivalents	(272)	31,500
Cash and cash equivalents at beginning of period	138,929	79,294
Cash and cash equivalents at end of period	$138,657	$110,794

Supplemental information:
Cash paid for interest	$1,186	$1,125
Cash paid for income taxes	365	2,501

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.  For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2010.

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

	March 31, 2011		December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer List	750	(509)	750	(482)
Unamortized intangible assets:
Goodwill	7,698	(227)	7,698	(227)
Total intangible assets	$8,448	$(736)	$8,448	$(709)

The customer list is amortized over seven years.  Amortization of intangible assets amounted to $27,000 for both of the three-month periods ended March 31, 2011 and 2010.  Estimated amortization of intangibles over the next five years is as follows:  $107,000 in 2011 and 2012, $54,000 in 2013 and $0 in 2014.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding.  There were no antidilutive shares in the three months ended March 31, 2011 or 2010.  The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2011	2010
Basic
Net income	$5,719	$4,749
Weighted-average common shares outstanding	9,356,641	9,328,697

Basic earnings per share	$.61	$.51
Diluted
Net income	$5,719	$4,749
Weighted-average common shares outstanding	9,356,641	9,328,697
Effect of dilutive restricted stock, stock options and stock appreciation rights	126,832	94,039
Weighted-average common shares outstanding assuming dilution	9,483,473	9,422,736

Diluted earnings per share	$.60	$.50

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company’s common stock.  The Company did not repurchase any shares during the three-month periods ended March 31, 2011 and 2010.  As of March 31, 2011, 168,000 shares remained available for repurchase under the program.  Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 – Comprehensive Income

For the three-month periods ended March 31, 2011 and 2010, unrealized gains and losses on securities available-for-sale and reclassification adjustments for gains included in net income were the Company’s other comprehensive income components.  Comprehensive income is summarized as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Net income	$5,719	$4,749

Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax	803	1,321

Total comprehensive income	$6,522	$6,070

Note 6 – Industry Segment Information

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes.  Transactions between segments are accounted for at what management believes to be fair value.

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

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other		Total
Quarter Ended March 31, 2011
Total Revenues:
Revenue from customers	$19,846	$6,234	$	―	$26,080
Intersegment income (expense)	2,626	457		(3,083)	―
Net income	3,552	2,167		―	5,719
Goodwill	7,335	136		―	7,471
Other intangible assets, net	241	―		―	241
Total assets	615,586	591,457		(7,023)	1,200,020
Quarter Ended March 31, 2010
Total Revenues:
Revenue from customers	$17,228	$5,549	$	―	$22,777
Intersegment income (expense)	2,275	380		(2,655)	―
Net income	2,904	1,845		―	4,749
Goodwill	7,335	136		―	7,471
Other intangible assets, net	348	―		―	348
Total assets	579,766	498,105		(4,710)	1,073,161

Note 7 – Loans by Type

A summary of loan categories by segment and class is as follows:

(In thousands)	March 31, 2011	December 31, 2010
Commercial and industrial	$149,026	$135,061
Real estate:
Mortgage – Commercial	136,206	151,201
Mortgage – Church & related	361,388	365,378
Construction – Commercial	16,427	18,434
Construction – Church & related	44,598	36,318
Industrial revenue bonds	931	1,014
Other	1,046	1,227
Total loans	$709,622	$708,633

The following tables present the aging of loans by loan classification at March 31, 2011 and December 31, 2010:

(In thousands)	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total Loans
March 31, 2011
Commercial and industrial	$67	$—	$26	$93	$148,933	$149,026
Real estate:		—
Mortgage – Commercial	—	—	475	475	135,731	136,206
Mortgage – Church & related	490	—	—	490	360,898	361,388
Construction – Commercial	—	—	—	—	16,427	16,427
Construction – Church & related	—	—	—	—	44,598	44,598
Industrial revenue bonds	—	—	—	—	931	931
Other	—	—	—	—	1,046	1,046
Total	$557	$—	$501	$1,058	$708,564	$709,622
December 31, 2010
Commercial and industrial	$105	$—	$—	$105	$134,956	$135,061
Real estate:		—
Mortgage – Commercial	145	—	490	635	150,566	151,201
Mortgage – Church & related	1,954	—	—	1,954	363,424	365,378
Construction – Commercial	—	—	—	—	18,434	18,434
Construction – Church & related	—	—	—	—	36,318	36,318
Industrial revenue bonds	—	—	—	—	1,014	1,014
Other	—	—	—	—	1,227	1,227
Total	$2,204	$—	$490	$2,694	$705,939	$708,633

The following tables present the recorded investment and unpaid principal balance for impaired loans at March 31, 2011 and December 31, 2010.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2011
Commercial and industrial:
Nonaccrual	$36	$36	$4
Real estate – mortgage:
Nonaccrual	503	503	116
Total impaired loans	$539	$539	$120
December 31, 2010
Commercial and industrial:
Nonaccrual	$46	$46	$4
Real estate – mortgage:
Nonaccrual	519	519	116
Total impaired loans	$565	$565	$120

Impaired loans consist primarily of nonaccrual loans and loans greater than 90 days past due and still accruing interest.  Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.”  At March 31, 2011 and December 31, 2010, all impaired loans were evaluated based on the fair value of the collateral.  The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2.  There were no loans delinquent 90 days or more and still accruing interest at March 31, 2011 and December 31, 2010.  There are two foreclosed loans with a book value of $1,910,000 which have been reclassified as other real estate owned (included in other assets) as of March 31, 2011 and December 31, 2010.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2011 and December 31, 2010:

(In thousands)	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction	Other	Total
March 31, 2011
Loans subject to normal monitoring1	$145,053	$472,062	$61,025	$1,977	$680,117
Loans subject to special monitoring2:
Performing	3,937	25,029	—	—	28,966
Nonperforming	36	503	—	—	539
Total	$149,026	$497,594	$61,025	$1,977	$709,622
December 31, 2010
Loans subject to normal monitoring1	$130,148	$495,573	$54,752	$2,241	$682,714
Loans subject to special monitoring2:
Performing	4,867	20,487	—	—	25,354
Nonperforming	46	519	—	—	565
Total	$135,061	$516,579	$54,752	$2,241	$708,633

1Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
2Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table provides information regarding the changes in the allowance for loan losses by segment from December 31, 2010 to March 31, 2011.

(In thousands)	December 31, 2010	Charge-Offs	Recoveries	Provision	March 31, 2011
Commercial and industrial	$2,728	—	$35	$213	$2,976
Real estate - mortgage	8,491	—	1	172	8,664
Real estate - construction	656	—	—	67	723
Other	16	—	—	(2)	14
Total	$11,891	—	$36	$450	$12,377

Note 8 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases.  These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments.  At March 31, 2011 and December 31, 2010, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At March 31, 2011 the balance of unused loan commitments, standby and commercial letters of credit were $27,676,000, $22,946,000, and $3,940,000, respectively.  Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment.  In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at March 31, 2011:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	Over 5 Years
Operating lease commitments	$2,591	$599	$1,015	$606	$371
Time deposits	159,064	138,010	18,509	2,545	―
Total	$161,655	$138,609	$19,524	$3,151	$371

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 9 – Stock-Based Compensation

In 2007, the Board and the Company’s shareholders approved the 2007 Omnibus Incentive Stock Plan (the “Omnibus Plan”).  The Omnibus Plan permits the issuance of up to 880,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards.  The Company issues shares out of treasury stock for these awards.  During the three months ended March 31, 2011, 20,617 restricted shares and 75,016 SARs were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding.  These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. As of March 31, 2011, the total unrecognized compensation expense related to non-vested common stock was $1,290,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.27 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended March 31, 2011
	Shares	Fair Value
Balance at December 31, 2010	50,271	$28.51
Granted	20,617	36.24
Vested	(21,980)	27.42
Forfeited	―	―
Balance at March 31, 2011	48,908	$32.26

Stock Options
Stock options vest and expire over a period not to exceed seven years.  As of March 31, 2011, the total unrecognized compensation expense related to non-vested stock options was $27,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.  Following is a summary of the activity of the stock options during the three-month period ended March 31, 2011:

		Weighted- Average	Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2010	36,628	$18.36	1.56	$717
Exercised	5,756	13.04
Outstanding at March 31, 2011	30,872	$19.24	1.54	619
Exercisable at March 31, 2011	27,532	$19.06	1.51	557

The total intrinsic value of options exercised was $140,000, and $29,000, for the three-month periods ended March 31, 2011 and 2010, respectively.  Following is a summary of the activity of the non-vested stock options during the three-month period ended March 31, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	12,440	$2.94
Vested	9,100	2.93
Non-vested at March 31, 2011	3,340	$2.95

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the grant date.  As of March 31, 2011, the total unrecognized compensation expense was $1,045,000 and the related weighted-average period over which it is expected to be recognized is 1.6 years.  Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2011:

		Weighted- Average	Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2010	241,755	$27.34	7.83	$2,562
Granted	75,016	36.24
Exercised	(6,754)	26.01
Outstanding at March 31, 2011	310,017	$29.53	8.15	$3,027
Exercisable at March 31, 2011	178,800	$27.51	7.37	$2,107

Following is a summary of the activity of non-vested SARs during the three-month period ended March 31, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	141,201	$27.18
Granted	75,016	36.24
Vested	(85,000)	27.31
Non-vested at March 31, 2011	131,217	$32.28

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant.  Following are the assumptions used to estimate the per share fair value of SARs granted:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.70%	3.33%
Expected life	7 yrs.	7 yrs.
Expected volatility	27.86%	30.00%
Expected dividend yield	1.77%	1.86%

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

Note 10 – Defined Pension Plans

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

(In thousands)	Estimated 2011	Actual 2010
Service cost – benefits earned during the year	$2,079	$1,771
Interest cost on projected benefit obligation	2,457	2,290
Expected return on plan assets	(3,314)	(2,440)
Net amortization and deferral	642	616
Net periodic pension cost	$1,864	$2,237

Pension costs recorded to expense were $466,000 and $542,000 for the three-month periods ended March 31, 2011 and 2010, respectively.  The decrease in pension costs is primarily due to the asset gain in the year ended December 31, 2010.  The Company made a contribution of $450,000 to the plan during the three-month period ended March 31, 2011 and expects to contribute at least an additional $1,350,000 in 2011.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan.  The following table represents the components of the net periodic pension costs for 2010 and an estimate for 2011:

(In thousands)	Estimated 2011	Actual 2010
Service cost – benefits earned during the year	$90	$78
Interest cost on projected benefit obligation	295	315
Net amortization	249	258
Net periodic pension cost	$634	$651

Pension costs recorded to expense were $158,000 and $162,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

Note 11 – Income Taxes

As of March 31, 2011, the Company’s unrecognized tax benefits were approximately $2,016,000, of which $1,568,000 would, if recognized, affect the Company’s effective tax rate.  As of December 31, 2010, the Company’s unrecognized tax benefits were approximately $1,877,000, of which $1,465,000 would, if recognized, affect the Company’s effective tax rate.  During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $451,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The Company had $120,000 and $106,000 of gross interest accrued as of March 31, 2011 and December 31, 2010 respectively.  There were no penalties for unrecognized tax benefits accrued at March 31, 2011 and December 31, 2010.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions.  U.S. federal income tax returns for tax years 2006 through 2009 remain subject to examination by the Internal Revenue Service.  In addition, the Company is subject to state tax examinations for the tax years 2005 through 2009.

Note 12 – Investment Securities Available for Sale

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

	March 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$258,491	$10,704	$830	$268,365

	December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$255,929	$9,829	$1,189	$264,569

The fair values of securities with unrealized losses are as follows:

March 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political subdivisions	$42,626	$830	$ ―	$ ―	$42,626	$830

December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political subdivisions	$53,741	$1,189	$ ―	$ ―	$53,741	$1,189

There were 51 securities (none greater than 12 months) in an unrealized loss position as of March 31, 2011.   There were 61 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2010.   All unrealized losses were reviewed to determine whether the losses were other than temporary.  Management believes that all unrealized losses are temporary since they were market driven, and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2011
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$15,184	$15,467
Due after 1 year through 5 years	35,278	37,541
Due after 5 years through 10 years	102,260	109,468
Due after 10 years	105,769	105,889
Total	$258,491	$268,365

There were no securities pledged to secure public deposits and for other purposes at March 31, 2011.

Proceeds from sales of investment securities classified as available for sale were $501,000 and $0 for the first three months of 2011 and 2010, respectively.  There were no gross realized gains or losses for the first three months of 2011 and 2010.

Note 13 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$138,657	$138,657	$138,929	$138,929
Investment securities	268,365	268,365	264,569	264,569
Loans, net	697,245	701,207	696,742	710,294
Accrued interest receivable	5,938	5,938	5,857	5,857
Total	$1,110,205	$1,114,167	$1,106,097	$1,119,649

Balance sheet liabilities:
Deposits	$525,648	$525,648	$518,590	$518,590
Accounts and drafts payable	514,155	514,155	516,107	516,107
Short-term borrowings	―	―	9	9
Accrued interest payable	12,869	12,869	208	208
Total	$1,052,672	$1,052,672	$1,034,914	$1,034,914

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

Loans – The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Note 14 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2011 and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as transportation, utility and telecommunication payment and audit.  The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers.  Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff and the growth and quality of the loan portfolio. As lower levels of economic activity are encountered, such as those experienced in 2009, the number and total dollar amount of transactions processed by the Company may decline, thereby reducing fee revenue, interest income, and possibly liquidity.  Conversely, improving economic conditions, will tend to increase fee revenue, interest income and liquidity.  The general level of interest rates also has a significant effect on the revenue of the Company.  As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2010 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

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

Impairment of Assets.  The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment.  Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future.  If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows.  The Company had no impairment of goodwill and intangible assets for the three months ended March 31, 2011 or for the fiscal year ended December 31, 2010, and management does not anticipate any future impairment loss.  Investment securities available-for-sale are measured at fair value as calculated by an independent research firm.  The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns.  Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof.  In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities.  In accordance with FASB ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken.  See Note 11 to the financial statements.  The audit of the Company’s federal consolidated tax returns conducted by the Internal Revenue Service for fiscal years 2004 and 2005 resulted in no material adjustments.

Pension Plans.  The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations.  Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2010, rate of increase in future compensation levels and mortality rates.  These assumptions are updated annually and are disclosed in Note 10 to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.   There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income.  The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2011 (“First Quarter of 2011”) compared to the three-month period ended March 31, 2010 (“First Quarter of 2010”).   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2010 Annual Report on Form 10-K. Results of operations for the First Quarter of 2011 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
(In thousands except per share data)	2011	2010	% Change
Net income	$5,719	$4,749	20.4%
Diluted earnings per share	$.60	$.50	20.0%
Return on average assets	1.86%	1.80%
Return on average equity	16.23%	14.71%

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

	First Quarter of
(In thousands)	2011	2010	% Change
Freight Core Invoice Transaction Volume*	6,670	6,017	10.9%
Freight Invoice Dollar Volume	$4,568,930	$3,768,941	21.2%
Utility Transaction Volume	3,358	3,055	9.9%
Utility Transaction Dollar Volume	$2,689,235	$2,608,099	3.1%
Payment and Processing Fees	$14,347	$12,745	12.6%
*Core invoices exclude parcel shipments.

First Quarter of 2011 compared to First Quarter of 2010:

Transportation and utility transaction volumes were up 11% and 10%, respectively, and dollar volumes were up 21% and 3%, respectively, due to new business and improved activity from existing customers.

Bank service fees increased $11,000, or 3% and other income decreased $6,000, or 4%.  There were no gains or losses on sales of securities in the First Quarter of 2011 and 2010.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities.  Net interest income is a significant source of the Company’s revenues.  The following table summarizes the changes in net interest income and related factors:

	First Quarter of
(In thousands)	2011	2010	% Change
Average earnings assets	$1,149,715	$984,700	16.8%
Average interest-bearing liabilities	409,071	323,253	26.5%
Net interest income*	13,033	11,595	12.4%
Net interest margin*	4.60%	4.78%
Yield on earning assets*	5.02%	5.26%
Rate on interest bearing liabilities	1.20%	1.48%
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

First Quarter of 2011 compared to First Quarter of 2010:

First Quarter 2011 average earning assets increased approximately $165,015,000, or 17%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2011 as the general level of interest rates remained low; however, the significant increase in average earning assets caused net interest income to increase 12%.

Total average loans increased $57,255,000, or 9%, to $705,703,000 for the First Quarter of 2011 as compared to the First Quarter of 2010. This increase was attributable to the continuing successful marketing efforts by the Company’s lending staff.  Average investment securities increased $44,106,000, or 21%, to $257,390,000.

Total average interest-bearing deposits for the First Quarter of 2011 increased $85,856,000, or 27%, to $409,069,000 compared to the First Quarter of 2010.  This increase was primarily the result of both new and existing customers transferring funds from lower-yielding investments at other institutions.  Accounts and drafts payable increased $57,973,000, or 12%, as freight and utility payment processing activities increased.

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

	First Quarter of 2011			First Quarter of 2010
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets1
Earning assets
Loans2, 3:
Taxable	$704,737	$10,249	5.90%	$645,818	$9,402	5.90%
Tax-exempt4	966	6	2.52	2,630	38	5.86
Investment securities5:
Taxable	928	5	2.19	792	14	7.17
Tax-exempt4	256,462	3,810	6.02	212,492	3,228	6.16
Interest-bearing deposits in other financial institutions	62,287	66	.43	21,406	13	.25
Federal funds sold and other short-term investments	124,335	103	.34	101,562	76	.30
Total earning assets	1,149,715	14,239	5.02	984,700	12,771	5.26
Non-earning assets
Cash and due from banks	11,464			9,414
Premises and equipment, net	9,679			10,324
Bank-owned life insurance	14,267			13,710
Goodwill and other intangibles	7,728			7,835
Other assets	62,954			54,801
Allowance for loan losses	(12,074)			(8,386)
Total assets	$1,243,733			$1,072,398
Liabilities and Shareholders’ Equity1
Interest-bearing liabilities
Interest-bearing demand deposits	$218,525	$556	1.03%	$169,486	$510	1.22%
Savings deposits	24,831	64	1.05	24,967	72	1.17
Time deposits >=$100	53,609	184	1.39	49,953	204	1.66
Other time deposits	112,104	402	1.45	78,807	390	2.01
Total interest-bearing deposits	409,069	1,206	1.20	323,213	1,176	1.48
Short-term borrowings	2	—	—	40	—	—
Total interest bearing liabilities	409,071	1,206	1.20	323,253	1,176	1.48
Non-interest bearing liabilities
Demand deposits	130,406			110,722
Accounts and drafts payable	549,794			491,821
Other liabilities	11,534			15,661
Total liabilities	1,100,805			941,457
Shareholders’ equity	142,928			130,941
Total liabilities and share- holders’ equity	$1,243,733			$1,072,398
Net interest income		$13,033			$11,595
Net interest margin			4.60%			4.78%
Interest spread			3.83			3.78

1.	Balances shown are daily averages.
2.
For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.  Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2010 consolidated financial statements, filed with the Company’s 2010 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $238,000 and $74,000 for the First Quarter of 2011 and 2010, respectively.
4.
Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.  The tax-equivalent adjustment was approximately $1,335,000 and $1,143,000 for the First Quarter of 2011 and 2010, respectively.

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

	First Quarter of 2011 Over First Quarter of 2010
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans1, 2:
Taxable	$857	$(10)	$847
Tax-exempt3	(17)	(15)	(32)
Investment securities:
Taxable	2	(11)	(9)
Tax-exempt3	655	(73)	582
Interest-bearing deposits in other financial institutions	38	15	53
Federal funds sold and other short-term investments	18	9	27
Total interest income	1,553	(85)	1,468
Interest expense on:
Interest-bearing demand deposits	133	(87)	46
Savings deposits	0	(8)	(8)
Time deposits >=$100	14	(34)	(20)
Other time deposits	137	(125)	12
Total interest expense	284	(254)	30
Net interest income	1,269	169	1,438
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses.  There was a $450,000 and $900,000 provision for loan losses during the First Quarter of 2011 and the First Quarter of 2010, respectively.  As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits.  There were net loan recoveries of $36,000 in the First Quarter of 2011 compared to net loan charge-offs of $185,000 for the same period in 2010.

The allowance for loan losses at March 31, 2011 was $12,377,000 and at December 31, 2010 was $11,891,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2011 was 1.74% compared to 1.68% at December 31, 2010.  Nonperforming loans were $539,000, or .08%, of total loans at March 31, 2011 compared to $565,000, or .08%, of total loans at December 31, 2010.  These loans, which are also considered impaired, consisted of four nonaccrual loans to borrowers in financial trouble.   Nonperforming loans at December 31, 2010 also consisted of four nonaccrual loans.  Total nonperforming loans decreased $853,000 from March 31, 2010.  This decrease was primarily due to the repayment of one loan and the charge-off of one loan.

In addition to the nonperforming loans discussed above, at March 31, 2011, loans totaling $28,966,000 not included in the table below were identified by management as subject to special monitoring.  These loans possess some credit deficiency or potential weakness which requires a high level of management attention.

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

Summary of Asset Quality
The following table presents information pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses:

	First Quarter of
(In thousands)	2011	2010
Allowance at beginning of period	$11,891	$8,284
Provision charged to expense	450	900

Loans charged off	—	(200)
Recoveries on loans previously charged off	36	15
Net recoveries (loans charged off)	36	(185)
Allowance at end of period	$12,377	$8,999
Loans outstanding:
Average	$705,703	$648,448
March 31	709,622	664,824
Ratio of allowance for loan losses to loans outstanding:
Average	1.75%	1.39%
March 31	1.74	1.35
Nonperforming loans:
Nonaccrual loans	$539	$1,392
Loans past due 90 days or more	—	—
Renegotiated loans	—	—
Total nonperforming loans	$539	$1,392
Foreclosed assets	1,910	1,910
Nonperforming loans as a % of average loans	.08%	.21%

The Bank had two properties carried as other real estate owned of $1,910,000 as of March 31, 2011 and 2010, respectively.

Operating Expense

Total operating expenses for the First Quarter of 2011 were up $1,937,000, or 12%, compared to the First Quarter of 2010.

Salaries and benefits expense for the First Quarter of 2011 increased $1,216,000, or 10%, compared to the First Quarter of 2010 as higher payroll and profit-sharing expenses were offset by lower pension costs.

Occupancy expense for the First Quarter of 2011 increased $76,000, or 13%, to $648,000 from the First Quarter of 2010 due to higher maintenance and repair costs.

Equipment expense for the First Quarter of 2011 decreased $51,000, or 6%, compared to the First Quarter of 2010 due to lower software depreciation expense.

Amortization of intangible assets was $27,000 for both the First Quarter of 2011 and 2010.

Other operating expenses for the First Quarter of 2011 increased $696,000, or 31%, compared to the First Quarter of 2010 due to increases in professional fees, FDIC insurance, and supplies.

Income tax expense for the First Quarter of 2011 increased $396,000, or 22%, compared to the First Quarter of 2010. The effective tax rate was 28.0% and 27.8% for the First Quarters of 2011 and 2010, respectively.

Financial Condition

Total assets at March 31, 2011 were $1,200,020,000, an increase of $11,985,000, or 1%, from December 31, 2010.  The most significant changes in asset balances during this period were a repositioning of cash balances by an increase of $41,273,000, or 70%, in federal funds sold and other short-term investments offset by a decrease of $40,809,000, or 61%, in interest bearing deposits in other financial institutions. Changes in federal funds sold and other short-term investments reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2011 were $1,052,672,000, an increase of $6,731,000, or less than 1%, from December 31, 2010.  Total deposits at March 31, 2011 were $525,648,000 an increase of $7,058,000, or 1%, from December 31, 2010.  Accounts and drafts payable at March 31, 2011 were $514,155,000, a decrease of $1,952,000, or less than 1%, from December 31, 2010.  Total shareholders’ equity at March 31, 2011 was $147,348,000, a $5,254,000, or 4%, increase from December 31, 2010.

Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when funds are disbursed and higher balances on days when funds are received.  For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rate and Interest Differential” section of this report).

The increase in total shareholders’ equity resulted from net income of $5,719,000, of which $237,000 is from stock-based bonuses and a decrease in other comprehensive loss of $803,000, offset by dividends paid of $1,505,000 ($.16 per share).

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments, and was $138,657,000 at March 31, 2011, a decrease of $272,000, or less than 1%, from December 31, 2010.  At March 31, 2011, these assets represented 12% of total assets.  These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines.  Total investment in securities was $268,365,000 at March 31, 2011, an increase of $3,796,000, or 1%, from December 31, 2010.  These assets represented 22% of total assets at March 31, 2011.  Of this total, 100% were state and political subdivision securities.  Of the total portfolio, 6% mature in one year, 14% mature in one to five years, and 80% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks:  Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000.  The Company had secured lines of credit with the Federal Home Loan Bank of $129,690,000 collateralized by commercial mortgage loans.  The Company also had a secured federal funds line of credit of $10,000,000 with the UMB Bank.  There were no amounts outstanding under any line of credit as of March 31, 2011 or December 31, 2010.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank.  The accounts and drafts payable generated by the Company has also historically been a stable source of funds.  The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”).  Time deposits include $97,190,000 of CDARS deposits which offer the Bank’s customers the ability to maximize FDIC insurance coverage.  The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $8,730,000 for the First Quarter of 2011 compared with
$6,234,000 for the First Quarter of 2010.  This increase is attributable to the increases in net income of $970,000 and the increase in income tax liability of $2,517,000 offset by a decrease in the provision for loan losses of $450,000 and the other normal fluctuations in asset and liability accounts of $541,000.  Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances.  Other causes for the changes in these account balances are discussed earlier in this report.  Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows.  Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2011, which are estimated to be less than $3,000,000.

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

As a financial institution, a significant source of the Company’s earnings is generated from net interest income.  Therefore, the prevailing interest rate environment is important to the Company’s performance.  A major portion of the Company’s funding sources are the non-interest bearing accounts and drafts payable generated from its payment and information processing services.  Accordingly, higher levels of interest rates will generally allow the Company to earn more net interest income.  Conversely, a lower interest rate environment will generally tend to depress net interest income.  The Company actively manages its balance sheet in an effort to maximize net interest income as the interest rate environment changes.  This balance sheet management impacts the mix of earning assets maintained by the Company at any point in time.  For example, in the low interest rate environment currently faced by the Company, short-term relatively lower rate liquid investments are reduced in favor of longer term relatively higher yielding investments and loans.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2011		December 31, 2010
(In thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$153,320	17.08%	$148,659	16.82%
Cass Commercial Bank	60,946	11.21%	58,838	10.72%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$142,082	15.82%	$137,603	15.57%
Cass Commercial Bank	54,122	9.95%	51,955	9.46%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$142,082	11.50%	$137,603	11.18%
Cass Commercial Bank	54,122	8.93%	51,955	8.92%

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

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2011 has changed materially from that at December 31, 2010.

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

There were no changes in the First Quarter of 2011 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company has included in Part I, Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2010 disclosure regarding certain legal proceedings. There were no material developments with regard to these proceedings during the three months ended March 31, 2011.  All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company.  Management believes the outcome of these proceedings, including proceedings discussed in the Annual Report on Form 10-K for the year ended December 31, 2010, will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A.	RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2010, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  There are no material changes to the Risk Factors as disclosed in the Company’s 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2011.

ITEM 6.	EXHIBITS

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 5, 2011	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 5, 2011	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)