Form 10-Q
period 2011-06-30
CASS INFORMATION SYSTEMS INC
filed 2011-08-04
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________________

Commission File No. 000-20827
____________________
CASS INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

13001 Hollenberg Drive
Bridgeton, Missouri	63044
(Address of principal executive offices)	(Zip Code)

(314) 506-5500
(Registrant’s telephone number, including area code)
____________________

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

Yes               X                           No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)	Large Accelerated Filer	Accelerated Filer X

	Non-Accelerated Filer	Smaller Reporting Company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                             No               X

     The number of shares outstanding of registrant's only class of stock as of August 1, 2011: Common stock, par value $.50 per share – 9,415,557 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	June 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Income
	Three and Six months ended June 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2011 and 2010 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

Item 4.	CONTROLS AND PROCEDURES	26

PART II – Other Information – Items 1. – 6.		26

SIGNATURES		27

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Cash and due from banks	$10,489	$12,277
Interest-bearing deposits in other financial institutions	78,799	67,299
Federal funds sold and other short-term investments	114,844	59,353
Cash and cash equivalents	204,132	138,929
Securities available-for-sale, at fair value	264,218	264,569
Loans	718,786	708,633
Less: Allowance for loan losses	13,228	11,891
Loans, net	705,558	696,742
Premises and equipment, net	9,740	9,617
Investment in bank-owned life insurance	14,347	14,191
Payments in excess of funding	57,003	33,609
Goodwill	7,471	7,471
Other intangible assets, net	214	268
Other assets	25,015	22,639
Total assets	$1,287,698	$1,188,035

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$134,133	$113,097
Interest-bearing	387,579	405,493
Total deposits	521,712	518,590
Accounts and drafts payable	600,606	516,107
Other liabilities	13,300	11,244
Total liabilities	1,135,618	1,045,941

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common Stock, par value $.50 per share; 20,000,000
shares authorized and 9,949,324 shares issued at June 30, 2011
and December 31, 2010	4,975	4,975
Additional paid-in capital	46,664	46,653
Retained earnings	115,710	107,263
Common shares in treasury, at cost (533,767 shares at June 30, 2011
and 561,533 shares at December 31, 2010)	(12,995)	(13,549)
Accumulated other comprehensive loss	(2,274)	(3,248)
Total shareholders’ equity	152,080	142,094
Total liabilities and shareholders’ equity	$1,287,698	$1,188,035

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fee Revenue and Other Income:
Information services payment and processing revenue	$15,219	$13,533	$29,566	$26,278
Bank service fees	382	298	734	639
Gains on sales of securities	48	—	48	—
Other	134	137	267	276
Total fee revenue and other income	15,783	13,968	30,615	27,193

Interest Income:
Interest and fees on loans	10,129	9,871	20,382	19,298
Interest and dividends on securities:
Taxable	13	11	18	25
Exempt from federal income taxes	2,498	2,151	4,975	4,249
Interest on federal funds sold and
other short-term investments	155	98	324	187
Total interest income	12,795	12,131	25,699	23,759

Interest Expense:
Interest on deposits	1,125	1,199	2,331	2,375
Net interest income	11,670	10,932	23,368	21,384
Provision for loan losses	850	1,150	1,300	2,050
Net interest income after provision for loan
losses	10,820	9,782	22,068	19,334
Total net revenue	26,603	23,750	52,683	46,527

Operating Expense:
Salaries and employee benefits	14,146	12,683	27,852	25,173
Occupancy	557	611	1,205	1,183
Equipment	848	916	1,695	1,814
Amortization of intangible assets	27	27	54	54
Other operating	3,057	2,613	5,963	4,823
Total operating expense	18,635	16,850	36,769	33,047

Income before income tax expense	7,968	6,900	15,914	13,480
Income tax expense	2,229	2,000	4,456	3,831
Net Income	$5,739	$4,900	$11,458	$9,649

Basic Earnings Per Share	.61	.52	1.22	1.03
Diluted Earnings Per Share	.61	.52	1.21	1.02

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$11,458	$9,649
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,228	2,068
Gains on sales of securities	(48)	—
Provision for loan losses	1,300	2,050
Stock-based compensation expense	700	746
Decrease in income tax liability	(235)	(1,500)
Increase in pension liability	231	397
Other operating activities, net	(996)	24
Net cash provided by operating activities	14,638	13,434

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	5,405	—
Proceeds from maturities of securities available-for-sale	7,680	1,175
Purchase of securities available-for-sale	(12,342)	(9,324)
Net increase in loans	(10,116)	(38,917)
Increase in payments in excess of funding	(23,394)	(12,163)
Purchases of premises and equipment, net	(1,143)	(529)
Net cash used in investing activities	(33,910)	(59,758)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	21,036	(3,460)
Net decrease in interest-bearing demand and savings deposits	(5,972)	(10,912)
Net (decrease) increase in time deposits	(11,942)	40,930
Net increase in accounts and drafts payable	84,499	97,027
Cash dividends paid	(3,011)	(2,629)
Distribution of stock awards, net	(249)	(251)
Other financing activities, net	114	10
Net cash provided by financing activities	84,475	120,715
Net increase in cash and cash equivalents	65,203	74,391
Cash and cash equivalents at beginning of period	138,929	79,294
Cash and cash equivalents at end of period	$204,132	$153,685

Supplemental information:
Cash paid for interest	$2,342	$2,340
Cash paid for income taxes	4,135	5,350

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

	June 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer List	$750	$(536)	$750	$(482)
Unamortized intangible assets:
Goodwill	7,698	(227)	7,698	(227)
Total intangible assets	$8,448	$(763)	$8,448	$(709)

The customer list is amortized over seven years. Amortization of intangible assets amounted to $54,000 for both of the six-month periods ended June 30, 2011 and 2010. Estimated amortization of intangibles over the next five years is as follows: $107,000 in 2011 and 2012 and $54,000 in 2013.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three-month and six-month periods ended June 30, 2011 and 2010. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share data)	2011	2010	2011	2010
Basic
Net income	$5,739	$4,900	$11,458	$9,649
Weighted-average common shares outstanding	9,360,724	9,334,847	9,358,694	9,331,789
Basic earnings per share	$.61	$.52	$1.22	$1.03
Diluted
Net income	$5,739	$4,900	$11,458	$9,649
Weighted-average common shares outstanding	9,360,724	9,334,847	9,358,694	9,331,789
Effect of dilutive restricted stock, stock
options and stock appreciation rights	129,376	107,759	128,111	100,165
Weighted-average common shares outstanding
assuming dilution	9,490,100	9,442,606	9,486,805	9,431,954
Diluted earnings per share	$.61	$.52	$1.21	$1.02

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company’s common stock. The Company did not repurchase any shares during the six-month periods ended June 30, 2011 and 2010. As of June 30, 2011, 168,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 – Comprehensive Income

For the three and six-month periods ended June 30, 2011 and 2010, unrealized gains and losses on securities available-for-sale and reclassification adjustments for gains included in net income were the Company’s other comprehensive income components. Comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net income	$5,739	$4,900	$11,458	$9,649
Other comprehensive income:
Reclassification adjustments for gains included in
net income, net of tax	(31)	—	(31)	—
Net unrealized (loss) gain on securities
available-for-sale, net of tax	202	(813)	1,005	508
Total comprehensive income	$5,910	$4,087	$12,432	$10,157

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and other	Total
Three Months Ended June 30, 2011
Total Net Revenues:
Revenue from customers	$20,690	$5,913	$—	$26,603
Intersegment revenue	2,473	484	(2,957)	—
Net income	3,710	2,029	—	5,739
Goodwill	7,335	136	—	7,471
Other intangible assets, net	214	—	—	214
Total assets	705,956	595,471	(13,729)	1,287,698
Three Months Ended June 30, 2010
Total Net Revenues:
Revenue from customers	$18,551	$5,199	$—	$23,750
Intersegment revenue	1,984	413	(2,397)	—
Net income	3,353	1,547	—	4,900
Goodwill	7,335	136	—	7,471
Other intangible assets, net	321	—	—	321
Total assets	630,555	521,226	(6,613)	1,145,168
Six Months Ended June 30, 2011
Total Net Revenues:
Revenue from customers	$40,536	$12,147	$—	$52,683
Intersegment revenue	5,099	941	(6,040)	—
Net income	7,262	4,196	—	11,458
Goodwill	7,335	136	—	7,471
Other intangible assets, net	214	—	—	214
Total assets	705,956	595,471	(13,729)	1,287,698
Six Months Ended June 30, 2010
Total Net Revenues:
Revenue from customers	$35,779	$10,748	$—	$46,527
Intersegment revenue	4,259	793	(5,052)	—
Net income	6,257	3,392	—	9,649
Goodwill	7,335	136	—	7,471
Other intangible assets, net	321	—	—	321
Total assets	630,555	521,226	(6,613)	1,145,168

Note 7 – Loans by Type

A summary of loan categories by segment and class is as follows:

(In thousands)	June 30, 2011	December 31, 2010
Commercial and industrial	$161,099	$135,061
Real estate:
Mortgage – Commercial	134,787	151,201
Mortgage – Church & related	362,711	365,378
Construction – Commercial	15,454	18,434
Construction – Church & related	43,492	36,318
Industrial revenue bonds	869	1,014
Other	374	1,227
Total loans	$718,786	$708,633

The following tables present the aging of loans by loan classification at June 30, 2011 and December 31, 2010:

			90 Days	Total
	30-59	60-89	and	Past		Total
(In thousands)	Days	Days	Over	Due	Current	Loans
June 30, 2011
Commercial and industrial	$—	$742	$—	$742	$160,357	$161,099
Real estate:
Mortgage – Commercial	—	1,059	463	1,522	133,265	134,787
Mortgage – Church & related	656	—	—	656	362,055	362,711
Construction – Commercial	—	—	—	—	15,454	15,454
Construction – Church & related	—	—	—	—	43,492	43,492
Industrial revenue bonds	—	—	—	—	869	869
Other	—	—	—	—	374	374
Total	$656	$1,801	$463	$2,920	$715,866	$718,786
December 31, 2010
Commercial and industrial	$105	$—	$—	$105	$134,956	$135,061
Real estate:
Mortgage – Commercial	145	—	490	635	150,566	151,201
Mortgage – Church & related	1,954	—	—	1,954	363,424	365,378
Construction – Commercial	—	—	—	—	18,434	18,434
Construction – Church & related	—	—	—	—	36,318	36,318
Industrial revenue bonds	—	—	—	—	1,014	1,014
Other	—	—	—	—	1,227	1,227
Total	$2,204	$—	$490	$2,694	$705,939	$708,633

The following tables present the recorded investment and unpaid principal balance for impaired loans at June 30, 2011 and December 31, 2010:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
June 30, 2011
Commercial and industrial:
Nonaccrual	$1,200	$1,200	$926
Troubled debt restructurings continuing to accrue interest	90	90	45
Real estate – mortgage:
Nonaccrual	2,178	2,178	130
Troubled debt restructurings continuing to accrue interest	4,396	4,396	766
Total impaired loans	$7,864	$7,864	$1,867
December 31, 2010
Commercial and industrial:
Nonaccrual	$46	$46	$4
Real estate – mortgage:
Nonaccrual	519	519	116
Total impaired loans	$565	$565	$120

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest, and troubled debt restructurings continuing to accrue interest. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At June 30, 2011 and December 31, 2010, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. There were no loans delinquent 90 days or more and still accruing interest at June 30, 2011 and December 31, 2010. At June 30, 2011 there were two loans totaling $4,486,000 classified as troubled debt restructurings, with a total pre-modification loan balance of $4,486,000. There were no troubled debt restructurings at December 31, 2010. There are two foreclosed loans with a book value of $1,910,000 which have been reclassified as other real estate owned (included in other assets) as of June 30, 2011 and December 31, 2010.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2011 and December 31, 2010:

	Commercial	Real
	and	Estate	Real Estate
(In thousands)	Industrial	Mortgage	Construction	Other	Total
June 30, 2011
Loans subject to normal monitoring1	$156,629	$468,047	$58,946	$1,243	$684,865
Loans subject to special monitoring2:
Performing	3,270	27,273	—	—	30,543
Nonperforming	1,200	2,178	—	—	3,378
Total	$161,099	$497,498	$58,946	$1,243	$718,786
December 31, 2010
Loans subject to normal monitoring1	$130,148	$495,573	$54,752	$2,241	$682,714
Loans subject to special monitoring2:
Performing	4,867	20,487	—	—	25,354
Nonperforming	46	519	—	—	565
Total	$135,061	$516,579	$54,752	$2,241	$708,633
1	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
2	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table provides information regarding the changes in the allowance for loan losses by segment from December 31, 2010 to June 30, 2011:

	December 31,	Charge			June 30,
(In thousands)	2010	-Offs	Recoveries	Provision	2011
Commercial and industrial	$2,728	—	$36	$1,040	$3,804
Real estate - mortgage	8,491	—	1	230	8,722
Real estate - construction	656	—	—	40	696
Other	16	—	—	(10)	6
Total	$11,891	—	$37	$1,300	$13,228

Note 8 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2011 and December 31, 2010, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2011, the balance of unused loan commitments, standby and commercial letters of credit were $16,451,000, $21,752,000 and $4,030,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at June 30, 2011:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$2,579	$608	$1,032	$592	$347
Time deposits	145,176	126,877	15,678	2,621	—
Total	$147,755	$127,485	$16,710	$3,213	$347

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 9 – Stock-Based Compensation

In 2007, the Board and the Company’s shareholders approved the 2007 Omnibus Incentive Stock Plan (the “Omnibus Plan”). The Omnibus Plan permits the issuance of up to 880,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the six months ended June 30, 2011, 26,017 restricted shares and 75,016 SARs were granted under the Omnibus Plan.

The Company also maintains its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. As of June 30, 2011, the total unrecognized compensation expense related to non-vested common stock was $1,287,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended
	June 30, 2011
	Shares	Fair Value
Balance at December 31, 2010	50,271	$28.51
Granted	26,017	36.35
Vested	(28,580)	28.43
Balance at June 30, 2011	47,708	$32.84

Stock Options
Stock options vest and expire over a period not to exceed seven years. As of June 30, 2011, the total unrecognized compensation expense related to non-vested stock options was $22,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years. Following is a summary of the activity of the stock options during the six-month period ended June 30, 2011:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2010	36,628	$18.36	1.56	$717
Exercised	(6,584)	14.47
Outstanding at June 30, 2011	30,044	19.21	1.29	$557
Exercisable at June 30, 2011	26,704	$19.03	1.26	$500

The total intrinsic value of options exercised was $156,000 and $60,000 for the six-month periods ended June 30, 2011 and 2010, respectively. Following is a summary of the activity of the non-vested stock options during the six-month period ended June 30, 2011:

		Weighted- Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2010	12,440	$2.94
Vested	(9,100)	2.93
Non-vested at June 30, 2011	3,340	$2.95

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of June 30, 2011, the total unrecognized compensation expense was $902,000 and the related weighted-average period over which it is expected to be recognized is 1.4 years. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2011:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2010	241,755	$27.34	7.38	$2,562
Granted	75,016	36.24
Exercised	(14,396)	12.20
Outstanding at June 30, 2011	302,375	$29.55	7.93	$2,481
Exercisable at June 30, 2011	171,158	$27.47	4.07	$1,762

Following is a summary of the activity of the non-vested SARs during the six-month period ended June 30, 2011:

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2010	141,201	$27.18
Granted	75,016	36.24
Vested	(85,000)	27.36
Non-vested at June 30, 2011	131,217	$32.28

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the per-share fair value of SARs granted:

	Six Months Ended June 30,
	2011	2010
Risk free interest rate	2.70%	3.33%
Expected life	7 yrs.	7 yrs.
Expected volatility	27.86%	30.00%
Expected dividend yield	1.77%	1.86%

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

	Estimated	Actual
(In thousands)	2011	2010
Service cost – benefits earned during the year	$2,079	$1,771
Interest cost on projected benefit obligation	2,457	2,290
Expected return on plan assets	(3,314)	(2,440)
Net amortization	642	616
Net periodic pension cost	$1,864	$2,237

Pension costs recorded to expense related to the noncontributory defined benefit pension plan were $466,000 and $542,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and totaled $932,000 and $1,084,000 for the six-month periods ended June 30, 2011 and 2010, respectively. The Company made a contribution of $450,000 to the plan during the three-month period ended June 30, 2011, for a total of $900,000 for the six-month period ending June 30, 2011 and expects to contribute at least an additional $900,000 in 2011.

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

	Estimated	Actual
(In thousands)	2011	2010
Service cost – benefits earned during the year	$90	$78
Interest cost on projected benefit obligation	295	315
Net amortization	249	258
Net periodic pension cost	$634	$651

Pension costs recorded to expense related to the unfunded supplemental executive retirement plan were $159,000 and $168,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and were $317,000 and $330,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

Note 11 – Income Taxes

As of June 30, 2011, the Company’s unrecognized tax benefits were approximately $2,155,000, of which $1,671,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2010, the Company's unrecognized tax benefits were approximately $1,877,000, of which $1,465,000 would, if recognized, affect the Company's effective tax rate. During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $451,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $135,000 and $106,000 of gross interest accrued as of June 30, 2011 and December 31, 2010, respectively. There were no penalties for unrecognized tax benefits accrued at June 30, 2011 and December 31, 2010.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2007 through 2009 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2006 through 2009.

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

June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$254,080	$10,953	$815	$264,218

December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$255,929	$9,829	$1,189	$264,569

The fair values of securities with unrealized losses are as follows:

June 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political
subdivisions	$40,163	$815	$—	$—	$40,163	$815

December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political
subdivisions	$53,741	$1,189	$—	$—	$53,741	$1,189

There were 47 securities (none greater than 12 months) in an unrealized loss position as of June 30, 2011. There were 61 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2010. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and the Company has the ability and intent to hold these securities until recovery.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2011
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$14,362	$14,567
Due after 1 year through 5 years	38,718	41,212
Due after 5 years through 10 years	96,902	104,003
Due after 10 years	104,098	104,436
Total	$254,080	$264,218

There were no securities pledged to secure public deposits and for other purposes at June 30, 2011.

Proceeds from sales of investment securities classified as available for sale were $4,904,000 and $0 for the three months ended June 30, 2011 and 2010, respectively, and were $5,405,000 and $0 for the six months ended June 30, 2011 and 2010, respectively. Gross realized gains were $48,000 and $0 for the three months ended June 30, 2011 and 2010, respectively, and were $48,000 and $0 for the six months ended June 30, 2011 and 2010, respectively.

Note 13 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$204,132	$204,132	$138,929	$138,929
Investment securities	264,218	264,218	264,569	264,569
Loans, net	705,558	712,111	696,742	710,294
Accrued interest receivable	5,866	5,866	5,857	5,857
Total	$1,179,774	$1,186,327	$1,106,097	$1,119,649

Balance sheet liabilities:
Deposits	$521,712	$521,712	$518,590	$518,590
Accounts and drafts payable	600,606	600,606	516,107	516,107
Short-term borrowings	—	—	9	9
Accrued interest payable	197	197	208	208
Total	$1,122,515	$1,122,515	$1,034,914	$1,034,914

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

Note 14 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2011 and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its processing centers in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which include electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from freight, utility and telecommunication invoices, assisting its customers’ transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provides Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the “Bank”), provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, utility and telecommunication payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. As lower levels of economic activity are encountered the number and total dollar amount of transactions processed by the Company may decline, thereby reducing fee revenue, interest income, and possibly liquidity. Conversely, improving economic conditions will tend to increase fee revenue, interest income and liquidity. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2010 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the three or six-month periods ended June 30, 2011 or for the fiscal year ended December 31, 2010, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as calculated by an independent research firm. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2011 (“Second Quarter of 2011”) compared to the three-month period ended June 30, 2010 (“Second Quarter of 2010”) and the six-month period ended June 30, 2011 (“First Half of 2011”) compared to the six-month period ended June 30, 2010 (“First Half of 2010”). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2010 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2011 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter of			First Half of
			%			%
(In thousands except per share data)	2011	2010	Change	2011	2010	Change
Net income	$5,739	$4,900	17.1%	$11,458	$9,649	18.7%
Diluted earnings per share	$.61	$.52	17.3%	$1.21	$1.02	18.6%
Return on average assets	1.83%	1.77%	—	1.85%	1.78%	—
Return on average equity	15.53%	14.62%	—	15.87%	14.66%	—

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

	Second Quarter of			First Half of
			%			%
(In thousands except per share data)	2011	2010	Change	2011	2010	Change
Freight Core Invoice Transaction
Volume*	7,486	6,716	11.5%	14,156	12,733	11.2%
Freight Invoice Dollar Volume	$5,260,144	$4,193,903	25.4%	$9,829,074	$7,962,844	23.4%
Utility Transaction Volume	3,340	3,045	9.7%	6,698	6,100	9.8%
Utility Transaction Dollar Volume	$2,559,095	$2,451,775	4.4%	$5,248,330	$5,059,874	3.7%
Payment and Processing Fees	$15,219	$13,533	12.5%	$29,566	$26,278	12.5%
*	Core invoices exclude parcel shipments.

Second Quarter of 2011 compared to Second Quarter of 2010:

Transportation and utility transaction volumes were up 12% and 10%, respectively, and dollar volumes were up 25% and 4%, respectively, due to new business and improved activity for existing customers.

Bank service fees increased $84,000, or 28%, due to an increase in letter of credit fees offset by a slight decline in account analysis fees. There were $48,000 gains on sales of securities in the Second Quarter of 2011.

First Half of 2011 compared to First Half of 2010:

Transportation and utility transaction volumes were up 11% and 10%, respectively, and dollar volumes were up 23% and 4%, respectively, due to new business and improved activity for existing customers.

Bank service fees increased $95,000, or 15%, due to increased letter of credit fees and commission and exchange fees offset by a decrease in account analysis fees as more customers chose to pay for services with compensating balances rather than fees. There were $48,000 gains on sales of securities in the First Half of 2011.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in net interest income and related factors:

	Second Quarter of			First Half of
			%			%
(In thousands)	2011	2010	Change	2011	2010	Change
Average earnings assets	$1,146,708	$1,017,818	12.7%	$1,148,130	$1,001,350	14.7%
Average interest-bearing
liabilities	395,590	334,879	18.1%	402,293	329,098	22.2%
Net interest income*	13,018	12,103	7.6%	26,051	23,698	9.9%
Net interest margin*	4.55%	4.77%		4.58%	4.77%
Yield on earning assets*	4.95%	5.24%		4.99%	5.25%
Rate on interest-bearing liabilities	1.14%	1.44%		1.17%	1.46%
*	Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2011 compared to Second Quarter of 2010:

Second Quarter 2011 average earning assets increased 13% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2011 as the general level of interest rates declined; however, the significant increase in average earning assets caused net interest income to increase 8% on a tax equivalent basis.

Total average loans increased $35,385,000, or 5%, to $710,399,000 for the Second Quarter of 2011 as compared to the Second Quarter of 2010. This increase was attributable to the continuing successful marketing efforts by the Company’s lending staff. Average investment securities increased $40,291,000, or 18%, to $258,653,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the Second Quarter of 2011 increased $60,725,000, or 18%, to $395,590,000 compared to the Second Quarter of 2010, primarily due to customers transferring funds from lower-yielding investments at other institutions. Average accounts and drafts payable increased $56,546,000, or 11%, as freight and utility payment processing activities increased.

First Half of 2011 compared to First Half of 2010:

First Half of 2011 average earning assets increased 15% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2011 as the general level of interest rates declined; however, the significant increase in average earning assets caused net interest income to increase 10% on a tax equivalent basis.

Total average loans increased $46,259,000, or 7%, to $708,064,000 for the First Half of 2011 as compared to the First Half of 2010. This increase was attributable to the continuing successful marketing efforts by the Company’s lending staff. Average investment securities increased $42,188,000, or 20%, to $258,025,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the First Half of 2011 increased $73,221,000, or 22%, to $402,292,000 compared to the First Half of 2010, primarily due to customers transferring funds from lower-yielding investments at other institutions. Average accounts and drafts payable increased $57,182,000, or 11%, as freight and utility payment processing activities increased.

For more information on the changes in net interest income, please refer to the tables that follow.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following tables show the condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported.

	Second Quarter of 2011			Second Quarter of 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets1
Earning assets
Loans2, 3:
Taxable	$709,509	$10,126	5.72%	$672,465	$9,848	5.87%
Tax-exempt4	890	5	2.25	2,549	36	5.66
Investment securities5:
Taxable	1,002	13	5.20	890	11	4.96
Tax-exempt4	257,651	3,844	5.98	217,472	3,309	6.10
Interest-bearing deposits in
other financial institutions	87,364	83.38		16,770	13.31
Federal funds sold and other
short-term investments	90,292	72.32		107,672	85.32
Total earning assets	1,146,708	14,143	4.95	1,017,818	13,302	5.24
Non-earning assets
Cash and due from banks	12,755			10,394
Premise and equipment, net	9,743			10,039
Bank owned life insurance	14,376			13,857
Goodwill and other
intangibles	7,701			7,808
Other assets	80,353			62,031
Allowance for loan losses	(12,537)			(9,116)
Total assets	$1,259,099			$1,112,831
Liabilities and Shareholders’ Equity1
Interest-bearing liabilities
Interest-bearing demand
deposits	$219,745	$552	1.01%	$162,721	$495	1.22%
Savings deposits	23,584	58.99		23,996	71	1.19
Time deposits >= $100	53,045	177	1.34	55,682	215	1.55
Other time deposits	99,216	338	1.37	92,466	418	1.81
Total interest-bearing deposits	395,590	1,125	1.14	334,865	1,199	1.44
Short-term borrowings & other	—	—	—	14	—	—
Total interest bearing liabilities	395,590	1,125	1.14	334,879	1,199	1.44
Non-interest bearing liabilities
Demand deposits	127,383			110,343
Accounts and drafts payable	573,659			517,113
Other liabilities	14,204			16,025
Total liabilities	1,110,836			978,360
Shareholders’ equity	148,263			134,471
Total liabilities and
shareholders’ equity	$1,259,099			$1,112,831
Net interest income		$13,018			$12,103
Net interest margin			4.55%			4.77%
Interest spread			3.81			3.80
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2010 consolidated financial statements, filed with the Company’s 2010 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $140,000 and $92,000 for the Second Quarter of 2011 and 2010, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,348,000 and $1,171,000 for the Second Quarter of 2011 and 2010, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2011			First Half of 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets1
Earning assets
Loans2, 3:
Taxable	$707,136	$20,375	5.81%	$659,216	$19,250	5.89%
Tax-exempt4	928	11	2.39	2,589	74	5.76
Investment securities5:
Taxable	965	18	3.76	841	25	5.99
Tax-exempt4	257,060	7,654	6.00	214,996	6,537	6.13
Interest-bearing deposits in
other financial institutions	74,821	149.40		19,075	26.27
Federal funds sold and other
short-term investments	107,220	175.33		104,633	161.31
Total earning assets	1,148,130	28,382	4.99	1,001,350	26,073	5.25
Non-earning assets
Cash and due from banks	12,113			9,906
Premise and equipment, net	9,711			10,181
Bank owned life insurance	14,322			13,784
Goodwill and other
intangibles	7,715			7,822
Other assets	71,699			58,436
Allowance for loan losses	(12,307)			(8,753)
Total assets	$1,251,383			$1,092,726
Liabilities and Shareholders’ Equity1
Interest-bearing liabilities
Interest-bearing demand
deposits	$219,138	$1,108	1.02%	$166,085	$1,005	1.22%
Savings deposits	24,204	122	1.02	24,479	143	1.18
Time deposits >= $100	53,325	361	1.37	52,833	419	1.60
Other time deposits	105,625	740	1.41	85,674	808	1.90
Total interest-bearing deposits	402,292	2,331	1.17	329,071	2,375	1.46
Short-term borrowings & other	1	—	—	27	—	.75
Total interest bearing liabilities	402,293	2,331	1.17	329,098	2,375	1.46
Non-interest bearing liabilities
Demand deposits	128,886			110,532
Accounts and drafts payable	561,719			504,537
Other liabilities	12,875			15,844
Total liabilities	1,105,773			960,011
Shareholders’ equity	145,610			132,715
Total liabilities and
shareholders’ equity	$1,251,383			$1,092,726
Net interest income		$26,051			$23,698
Net interest margin			4.58%			4.77%
Interest spread			3.82			3.79
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2010 consolidated financial statements, filed with the Company’s 2010 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $378,000 and $166,000 for the First Half of 2011 and 2010, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $2,683,000 and $2,314,000 for the First Half of 2011 and 2010, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Second Quarter of 2011 Over
	Second Quarter of 2010
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans1, 2:
Taxable	$533	$(255)	$278
Tax-exempt3	(16)	(15)	(31)
Investment securities:
Taxable	1	1	2
Tax-exempt3	601	(66)	535
Interest-bearing deposits in other financial institutions	66	4	70
Federal funds sold and other short-term investments	(14)	1	(13)
Total interest income	1,171	(330)	841
Interest expense on:
Interest-bearing demand deposits	153	(96)	57
Savings deposits	(1)	(12)	(13)
Time deposits of >=$100	(10)	(28)	(38)
Other time deposits	29	(109)	(80)
Total interest expense	171	(245)	(74)
Net interest income	$1,000	$(85)	$915
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	First Half of 2011 Over
	First Half of 2010
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans1, 2:
Taxable	$1,384	$(259)	$1,125
Tax-exempt3	(33)	(30)	(63)
Investment securities:
Taxable	3	(10)	(7)
Tax-exempt3	1,255	(138)	1,117
Interest-bearing deposits in other financial institutions	106	17	123
Federal funds sold and other short-term investments	4	10	14
Total interest income	2,719	(410)	2,309
Interest expense on:
Interest-bearing demand deposits	286	(183)	103
Savings deposits	(2)	(19)	(21)
Time deposits of >= $100	4	(62)	(58)
Other time deposits	165	(233)	(68)
Total interest expense	453	(497)	(44)
Net interest income	$2,266	$87	$2,353
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses. There was an $850,000 and $1,150,000 provision for loan losses during the Second Quarter of 2011 and the Second Quarter of 2010, respectively. There was a $1,300,000 and $2,050,000 provision for loan losses during the First Half of 2011 and the First Half of 2010, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were net loan recoveries of $1,000 in the Second Quarter of 2011 compared to $12,000 for the same period in 2010. There were $37,000 net loan recoveries in the First Half of 2011 and $173,000 in net loan charge-offs in the First Half of 2010.

The allowance for loan losses at June 30, 2011 was $13,228,000 and at December 31, 2010 was $11,891,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2011 was 1.84% compared to 1.68% at December 31, 2010. Impaired loans were $7,864,000, or 1.09%, of total loans at June 30, 2011 compared to $565,000, or .08%, of total loans at December 31, 2010, and consisted of six nonaccrual loans to borrowers totaling $3,378,000 and two troubled debt restructurings totaling $4,486,000. Impaired loans at December 31, 2010 consisted of four non-accrual loans. Total impaired loans increased $6,336,000 from June 30, 2010 to June 30, 2011, primarily due to the deterioration in the financial condition of these borrowers.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the allowance for loan losses:

	Second Quarter of		First Half of
(In thousands)	2011	2010	2011	2010
Allowance at beginning of period	$12,377	$8,999	$11,891	$8,284
Provision charged to expense	850	1,150	1,300	2,050
Loans (charged off)/recovered:
Loans charged off	—	—	—	(200)
Recoveries on loans previously charged off	1	12	37	27
Net loans recovered (charged off)	1	12	37	(173)
Allowance at end of period	$13,228	$10,161	$13,228	$10,161
Loans outstanding:
Average	$710,399	$675,014	$708,064	$661,805
June 30	718,786	680,701	718,786	680,701
Ratio of allowance for loan losses to loans outstanding:
Average	1.86%	1.51%	1.87%	1.54%
June 30	1.84	1.49	1.84	1.49
Impaired loans:
Nonaccrual loans	$3,378	$1,528	$3,378	$1,528
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	4,486	—	4,486	—
Total impaired loans	$7,864	$1,528	$7,864	$1,528
Foreclosed assets	1,910	1,910	1,910	1,910
Impaired loans as percentage of average loans	1.11%	.23%	1.11%	.23%

The Bank had two properties carried as other real estate owned of $1,910,000 as of June 30, 2011 and 2010.

Operating Expenses

Total operating expenses for the Second Quarter of 2011 were up 11%, or $1,785,000 compared to the Second Quarter of 2010. Total operating expenses for the First Half of 2011 were up 11%, or $3,722,000 from the First Half of 2010.

Salaries and benefits expense for the Second Quarter of 2011 increased $1,463,000 to $14,146,000 compared to the Second Quarter of 2010 and increased $2,679,000 to $27,852,000 for the First Half of 2011 compared to the First Half of 2010 to support the growth in business volume.

Occupancy expense for the Second Quarter of 2011 decreased $54,000, or 9%, to $557,000 from the Second Quarter of 2010 due to lower rent expenses and increased $22,000, or 2%, from the First Half of 2010 due to higher maintenance and repairs expenses.

Equipment expense for the Second Quarter of 2011 decreased $68,000, or 7%, compared to the Second Quarter of 2010 and decreased $119,000, or 7%, from the First Half of 2010 due to decreased software license expenses.

Amortization of intangible assets was $27,000 for both the Second Quarter of 2011 and 2010, and $54,000 for both the First Half of 2011 and 2010.

Other operating expenses for the Second Quarter of 2011 increased $444,000, or 17%, compared to the Second Quarter of 2010. Primary increases were in promotional expenses and outside service and consulting fees. Other operating expense increased $1,140,000 for the First Half of 2011 compared to the First Half of 2010, due to increases in professional fees.

Income tax expense for the Second Quarter of 2011 increased $229,000, or 11%, compared to the Second Quarter of 2010 and increased $625,000 for the First Half of 2011 compared to the First Half of 2010. The effective tax rate was 28.0% and 29.0% for the Second Quarters of 2011 and 2010, respectively, and was 28.0% and 28.4% for the First Halves of 2011 and 2010, respectively.

Financial Condition

Total assets at June 30, 2011 were $1,287,698,000, an increase of $99,663,000, or 8%, from December 31, 2010. The most significant changes in asset balances during this period were an increase of $55,491,000, or 93%, in federal funds sold and other short-term investments plus an increase of $23,394,000 in payments in excess of funding. Changes in federal funds sold and other short-term investments reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2011 were $1,135,618,000, an increase of $89,677,000, or 9%, from December 31, 2010. Total deposits at June 30, 2011 were $521,712,000, an increase of $3,122,000, or less than 1%, from December 31, 2010. Accounts and drafts payable at June 30, 2011 were $600,606,000, an increase of $84,499,000, or 16%, from December 31, 2010. Total shareholders’ equity at June 30, 2011 was $152,080,000, a $9,986,000, or 7%, increase from December 31, 2010.

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

The increase in total shareholders’ equity resulted from net income of $11,458,000, $700,000 from stock-based compensation expense, a decrease in other comprehensive loss of $974,000 offset by dividends paid of $3,011,000 ($.16 per share) and other miscellaneous activity of $135,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $204,132,000 at June 30, 2011, an increase of $65,203,000, or 47%, from December 31, 2010. At June 30, 2011, these assets represented 16% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $264,218,000 at June 30, 2011, a decrease of only $351,000 from December 31, 2010. These assets represented 21% of total assets at June 30, 2011. Of this total, 100% were state and political subdivision securities. Of the total portfolio, 6% mature in one year, 16% mature in one to five years, and 79% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Company had secured lines of credit with the Federal Home Loan Bank of $121,537,000 collateralized by commercial mortgage loans. The Company also had a secured federal funds line of credit of $10,000,000 with the UMB Bank. There were no amounts outstanding under any line of credit as of June 30, 2011 or December 31, 2010.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”). Time deposits include $86,046,000 of CDARS deposits which offer the Bank’s customers the ability to maximize FDIC insurance coverage. The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $14,638,000 for the First Half of 2011, compared with $13,434,000 for the First Half of 2010, for an increase of $1,204,000. This increase is attributable to the increase in net income of $1,809,000, the reduction in income tax liability of $1,265,000 offset by a lower provision for loan losses of $750,000, and the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2011, which are estimated to be less than $3,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2011		December 31, 2010
(In thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$158,184	17.20%	$148,659	16.82%
Cass Commercial Bank	62,975	11.59%	58,838	10.72%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$146,670	15.95%	$137,603	15.57%
Cass Commercial Bank	56,150	10.34%	51,955	9.46%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$146,670	11.72%	$137,603	11.18%
Cass Commercial Bank	56,150	9.43%	51,955	8.92%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2011 has changed materially from that at December 31, 2010.

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

There were no changes in the Second Quarter of 2011 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company has included in Part I, Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2010 disclosure regarding certain legal proceedings. There were no material developments with regard to these proceedings during the three-month period ended June 30, 2011. All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes the outcome of these proceedings, including proceedings discussed in the Annual Report on Form 10-K for the year ended December 31, 2010, will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2011.

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 4, 2011	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 4, 2011	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)