Form 10-Q
period 2011-09-30
CASS INFORMATION SYSTEMS INC
filed 2011-11-03
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Yes                                             No               X

     The number of shares outstanding of registrant's only class of stock as of November 1, 2011: Common stock, par value $.50 per share – 9,415,557 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Income
	Three and Nine months ended September 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2011 and 2010 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II – Other Information – Items 1. – 6.		26

SIGNATURES		28

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Cash and due from banks	$13,781	$12,277
Interest-bearing deposits in other financial institutions	120,229	67,299
Federal funds sold and other short-term investments	200,773	59,353
Cash and cash equivalents	334,783	138,929
Securities available-for-sale, at fair value	274,572	264,569
Loans	692,385	708,633
Less: Allowance for loan losses	13,010	11,891
Loans, net	679,375	696,742
Premises and equipment, net	9,907	9,617
Investment in bank-owned life insurance	14,241	14,191
Payments in excess of funding	63,831	33,609
Goodwill	7,471	7,471
Other intangible assets, net	187	268
Other assets	21,291	22,639
Total assets	$1,405,658	$1,188,035

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$125,980	$113,097
Interest-bearing	423,812	405,493
Total deposits	549,792	518,590
Accounts and drafts payable	683,239	516,107
Other liabilities	11,894	11,244
Total liabilities	1,244,925	1,045,941

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common Stock, par value $.50 per share; 20,000,000
shares authorized and 9,949,324 shares issued at September 30, 2011
and December 31, 2010	4,975	4,975
Additional paid-in capital	47,007	46,653
Retained earnings	120,262	107,263
Common shares in treasury, at cost (533,767 shares at
September 30, 2011 and 561,533 shares at December 31, 2010)	(12,995)	(13,549)
Accumulated other comprehensive income (loss)	1,484	(3,248)
Total shareholders’ equity	160,733	142,094
Total liabilities and shareholders’ equity	$1,405,658	$1,188,035

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fee Revenue and Other Income:
Information services payment and processing revenue	$15,806	$13,895	$45,372	$40,173
Bank service fees	302	367	1,036	1,006
Gains on sales of securities	—	—	48	—
Other	339	139	606	415
Total fee revenue and other income	16,447	14,401	47,062	41,594

Interest Income:
Interest and fees on loans	9,827	10,182	30,209	29,480
Interest and dividends on securities:
Taxable	6	3	24	28
Exempt from federal income taxes	2,475	2,154	7,450	6,403
Interest on federal funds sold and
other short-term investments	186	150	510	337
Total interest income	12,494	12,489	38,193	36,248

Interest Expense:
Interest on deposits	1,060	1,249	3,391	3,624
Net interest income	11,434	11,240	34,802	32,624
Provision for loan losses	550	950	1,850	3,000
Net interest income after provision for loan
losses	10,884	10,290	32,952	29,624
Total net revenue	27,331	24,691	80,014	71,218

Operating Expense:
Salaries and employee benefits	14,425	13,026	42,277	38,199
Occupancy	581	658	1,786	1,841
Equipment	886	887	2,581	2,701
Amortization of intangible assets	26	26	80	80
Other operating	2,995	2,501	8,958	7,324
Total operating expense	18,913	17,098	55,682	50,145

Income before income tax expense	8,418	7,593	24,332	21,073
Income tax expense	2,358	2,013	6,814	5,844
Net Income	$6,060	$5,580	$17,518	$15,229

Basic Earnings Per Share	.65	.60	1.87	1.63
Diluted Earnings Per Share	.64	.59	1.85	1.61

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$17,518	$15,229
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,295	3,077
Gains on sales of securities	(48)	—
Provision for loan losses	1,850	3,000
Stock-based compensation expense	1,043	1,133
Increase (decrease) in income tax liability	531	(1,751)
Increase in pension liability	286	640
Other operating activities, net	(1,447)	355
Net cash provided by operating activities	23,028	21,683

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	5,405	—
Proceeds from maturities of securities available-for-sale	10,185	2,770
Purchase of securities available-for-sale	(19,974)	(11,548)
Net decrease (increase) in loans	15,517	(48,252)
Increase in payments in excess of funding	(30,222)	(17,474)
Purchases of premises and equipment, net	(1,765)	(890)
Net cash used in investing activities	(20,854)	(75,394)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	12,883	7,877
Net increase in interest-bearing demand and savings deposits	31,804	19,729
Net (decrease) increase in time deposits	(13,485)	35,777
Net increase in accounts and drafts payable	167,132	124,694
Cash dividends paid	(4,519)	(3,945)
Distribution of stock awards, net	(249)	(251)
Other financing activities, net	114	4
Net cash provided by financing activities	193,680	183,885
Net increase in cash and cash equivalents	195,854	130,174
Cash and cash equivalents at beginning of period	138,929	79,294
Cash and cash equivalents at end of period	$334,783	$209,468

Supplemental information:
Cash paid for interest	$3,386	$3,568
Cash paid for income taxes	6,211	7,621

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

	September 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer List	$750	$(563)	$750	$(482)
Unamortized intangible assets:
Goodwill	7,698	(227)	7,698	(227)
Total intangible assets	$8,448	$(790)	$8,448	$(709)

The customer list is amortized over seven years. Amortization of intangible assets amounted to $80,000 for both nine-month periods ended September 30, 2011 and 2010. Estimated annual amortization of intangibles is as follows: $107,000 in 2011 and 2012, $54,000 in 2013 and zero thereafter.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three-month and nine-month periods ended September 30, 2011 and 2010. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share data)	2011	2010	2011	2010
Basic
Net income	$6,060	$5,580	$17,518	$15,229
Weighted-average common shares outstanding	9,362,921	9,338,006	9,360,119	9,333,884
Basic earnings per share	$.65	$.60	$1.87	$1.63
Diluted
Net income	$6,060	$5,580	$17,518	$15,229
Weighted-average common shares outstanding	9,362,921	9,338,006	9,360,119	9,333,884
Effect of dilutive restricted stock, stock
options and stock appreciation rights	115,077	116,960	123,718	105,825
Weighted-average common shares outstanding
assuming dilution	9,477,998	9,454,966	9,483,837	9,439,709
Diluted earnings per share	$.64	$.59	$1.85	$1.61

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 300,000 shares of the Company’s common stock. The Company did not repurchase any shares during the nine-month periods ended September 30, 2011 and 2010. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 – Comprehensive Income

For the three and nine-month periods ended September 30, 2011 and 2010, unrealized gains and losses on securities available-for-sale and reclassification adjustments for gains included in net income were the Company’s other comprehensive income components. Comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net income	$6,060	$5,580	$17,518	$15,229
Other comprehensive income:
Reclassification adjustments for gains included in
net income, net of tax	—	—	(31)	—
Net unrealized gain on securities
available-for-sale, net of tax	3,778	3,558	4,783	4,066
Total comprehensive income	$9,838	$9,138	$22,270	$19,295

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and other	Total
Three Months Ended September 30, 2011
Total Net Revenues:
Revenue from customers	$21,414	$5,917	$—	$27,331
Intersegment revenue	2,539	466	(3,005)	—
Net income	3,968	2,092	—	6,060
Goodwill	7,335	136	—	7,471
Other intangible assets, net	187	—	—	187
Total assets	794,998	623,706	(13,046)	1,405,658
Three Months Ended September 30, 2010
Total Net Revenues:
Revenue from customers	$19,034	$5,657	$—	$24,691
Intersegment revenue	2,326	416	(2,742)	—
Net income	3,776	1,804	—	5,580
Goodwill	7,335	136	—	7,471
Other intangible assets, net	295	—	—	295
Total assets	664,112	564,554	(11,237)	1,217,429
Nine Months Ended September 30, 2011
Total Net Revenues:
Revenue from customers	$61,950	$18,064	$—	$80,014
Intersegment revenue	7,638	1,407	(9,045)	—
Net income	11,230	6,288	—	17,518
Goodwill	7,335	136	—	7,471
Other intangible assets, net	187	—	—	187
Total assets	794,998	623,706	(13,046)	1,405,658
Nine Months Ended September 30, 2010
Total Net Revenues:
Revenue from customers	$54,813	$16,405	$—	$71,218
Intersegment revenue	6,585	1,209	(7,794)	—
Net income	10,033	5,196	—	15,229
Goodwill	7,335	136	—	7,471
Other intangible assets, net	295	—	—	295
Total assets	664,112	564,554	(11,237)	1,217,429

Note 7 – Loans by Type

The following tables present a summary of loan categories by segment and aging of loans by loan classification at September 30, 2011 and December 31, 2010:

			90 Days	Total
	30-59	60-89	and	Past		Total
(In thousands)	Days	Days	Over	Due	Current	Loans
September 30, 2011
Commercial and industrial	$—	$—	$—	$—	$151,808	$151,808
Real estate:
Mortgage – Commercial	—	—	451	451	146,262	146,713
Mortgage – Church & related	—	25	—	25	346,340	346,365
Construction – Commercial	—	—	—	—	6,796	6,796
Construction – Church & related	—	—	—	—	39,497	39,497
Industrial revenue bonds	—	—	—	—	806	806
Other	—	—	—	—	400	400
Total	$—	$25	$451	$476	$691,909	$692,385
December 31, 2010
Commercial and industrial	$105	$—	$—	$105	$134,956	$135,061
Real estate:
Mortgage – Commercial	145	—	490	635	150,566	151,201
Mortgage – Church & related	1,954	—	—	1,954	363,424	365,378
Construction – Commercial	—	—	—	—	18,434	18,434
Construction – Church & related	—	—	—	—	36,318	36,318
Industrial revenue bonds	—	—	—	—	1,014	1,014
Other	—	—	—	—	1,227	1,227
Total	$2,204	$—	$490	$2,694	$705,939	$708,633

The following tables present the recorded investment and unpaid principal balance for impaired loans at September 30, 2011 and December 31, 2010:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
September 30, 2011
Commercial and industrial:
Nonaccrual	$442	$442	$430
Troubled debt restructurings continuing to accrue interest	87	87	45
Real estate – mortgage:
Nonaccrual	1,483	1,483	65
Troubled debt restructurings continuing to accrue interest	4,396	4,396	766
Total impaired loans	$6,408	$6,408	$1,306
December 31, 2010
Commercial and industrial:
Nonaccrual	$46	$46	$4
Real estate – mortgage:
Nonaccrual	519	519	116
Total impaired loans	$565	$565	$120

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest, and troubled debt restructurings continuing to accrue interest. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At September 30, 2011 and December 31, 2010, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. No loans were put on non-accrual that were modified within the last 12 months. There were no loans delinquent 90 days or more and still accruing interest at September 30, 2011 and December 31, 2010. At September 30, 2011 there were two loans totaling $4,483,000 classified as troubled debt restructurings, with a total pre-modification loan balance of $4,486,000. There were no troubled debt restructurings at December 31, 2010. There are two foreclosed loans with an aggregate book value of $1,910,000 which have been recorded as other real estate owned (included in other assets) as of September 30, 2011 and December 31, 2010.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2011 and December 31, 2010:

	Commercial	Real
	and	Estate	Real Estate
(In thousands)	Industrial	Mortgage	Construction	Other	Total
September 30, 2011
Loans subject to normal
monitoring1	$148,118	$467,157	$46,293	$1,206	$662,774
Loans subject to special
monitoring2:
Performing	3,248	24,438	—	—	27,686
Nonperforming	442	1,483	—	—	1,925
Total	$151,808	$493,078	$46,293	$1,206	$692,385
December 31, 2010
Loans subject to normal
monitoring1	$130,148	$495,573	$54,752	$2,241	$682,714
Loans subject to special
monitoring2:
Performing	4,867	20,487	—	—	25,354
Nonperforming	46	519	—	—	565
Total	$135,061	$516,579	$54,752	$2,241	$708,633
1	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
2	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table provides information regarding the changes in the allowance for loan losses by segment from December 31, 2010 to September 30, 2011:

	December 31,	Charge			September 30,
(In thousands)	2010	-Offs	Recoveries	Provision	2011
Commercial and industrial	$2,728	$741	$37	$1,435	$3,459
Real estate - mortgage	8,491	28	1	535	8,999
Real estate - construction	656	—	—	(108)	548
Other	16	—	—	(12)	4
Total	$11,891	$769	$38	$1,850	$13,010

Note 8 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2011 and December 31, 2010, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2011, the balance of unused loan commitments, standby and commercial letters of credit were $9,263,000, $22,384,000 and $4,658,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at September 30, 2011:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$2,423	$595	$992	$514	$322
Time deposits	143,633	130,203	10,858	2,572	—
Total	$146,056	$130,798	$11,850	$3,086	$322

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 9 – Stock-Based Compensation

In 2007, the Board and the Company’s shareholders approved the 2007 Omnibus Incentive Stock Plan (the “Omnibus Plan”). The Omnibus Plan permits the issuance of up to 880,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the nine months ended September 30, 2011, 26,017 restricted shares and 75,016 SARs were granted under the Omnibus Plan.

The Company also maintains its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. As of September 30, 2011, the total unrecognized compensation expense related to non-vested common stock was $1,095,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.0 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended
	September 30, 2011
	Shares	Fair Value
Balance at December 31, 2010	50,271	$28.51
Granted	26,017	36.35
Vested	(28,580)	28.43
Balance at September 30, 2011	47,708	$32.84

Stock Options
Stock options vest and expire over a period not to exceed seven years. As of September 30, 2011, the total unrecognized compensation expense related to non-vested stock options was $17,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years. Following is a summary of the activity of the stock options during the nine-month period ended September 30, 2011:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2010	36,628	$18.36	1.56	$717
Exercised	(6,584)	14.47
Outstanding at September 30, 2011	30,044	19.21	1.03	$356
Exercisable at September 30, 2011	26,704	$19.03	1.00	$321

The total intrinsic value of options exercised was $156,000 and $60,000 for the nine-month periods ended September 30, 2011 and 2010, respectively. Following is a summary of the activity of the non-vested stock options during the nine-month period ended September 30, 2011:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2010	12,440	$2.94
Vested	(9,100)	2.93
Non-vested at September 30, 2011	3,340	$2.95

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of September 30, 2011, the total unrecognized compensation expense was $759,000 and the related weighted-average period over which it is expected to be recognized is 1.1 years. Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2011:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2010	241,755	$27.34	7.38	$2,562
Granted	75,016	36.24
Exercised	(14,396)	12.20
Outstanding at September 30, 2011	302,375	$29.55	7.68	$452
Exercisable at September 30, 2011	171,158	$27.47	3.91	$613

Following is a summary of the activity of the non-vested SARs during the nine-month period ended September 30, 2011:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2010	141,201	$27.18
Granted	75,016	36.24
Vested	(85,000)	27.36
Non-vested at September 30, 2011	131,217	$32.28

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the per-share fair value of SARs granted:

	Nine Months Ended
	September 30,
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

The following table represents the components of the net periodic pension costs:

	Estimated	Actual
(In thousands)	2011	2010
Service cost – benefits earned during the year	$2,073	$1,771
Interest cost on projected benefit obligation	2,422	2,290
Expected return on plan assets	(3,314)	(2,440)
Net amortization	604	616
Net periodic pension cost	$1,785	$2,237

Pension costs recorded to expense related to the noncontributory defined benefit pension plan were $415,000 and $594,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and totaled $1,347,000 and $1,678,000 for the nine-month periods ended September 30, 2011 and 2010, respectively. The Company made a contribution of $450,000 to the plan during the three-month period ended September 30, 2011, for a total of $1,350,000 for the nine-month period ended September 30, 2011 and expects to contribute at least an additional $450,000 in 2011.

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

Pension costs recorded to expense related to the unfunded supplemental executive retirement plan were $159,000 and $158,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and were $476,000 and $488,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.

Note 11 – Income Taxes

As of September 30, 2011, the Company’s unrecognized tax benefits were approximately $2,090,000, of which $1,456,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2010, the Company's unrecognized tax benefits were approximately $1,877,000, of which $1,465,000 would, if recognized, affect the Company's effective tax rate. During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $244,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $149,000 and $106,000 of gross interest accrued as of September 30, 2011 and December 31, 2010, respectively. There were no penalties for unrecognized tax benefits accrued at September 30, 2011 and December 31, 2010.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2007 through 2010 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2006 through 2010.

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

September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$258,622	$16,069	$119	$274,572

December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$255,929	$9,829	$1,189	$264,569

The fair values of securities with unrealized losses are as follows:

September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political
subdivisions	$15,900	$119	$—	$—	$15,900	$119

December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political
subdivisions	$53,741	$1,189	$—	$—	$53,741	$1,189

There were 17 securities (none greater than 12 months) in an unrealized loss position as of September 30, 2011. There were 61 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2010. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and the Company has the ability and intent to hold these securities until recovery.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2011
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$12,674	$12,852
Due after 1 year through 5 years	39,639	42,341
Due after 5 years through 10 years	97,522	106,439
Due after 10 years	108,787	112,940
Total	$258,622	$274,572

There were no securities pledged to secure public deposits and for other purposes at September 30, 2011.

Proceeds from sales of investment securities classified as available for sale were $0 for both the three months ended September 30, 2011 and 2010, and were $5,405,000 and $0 for the nine months ended September 30, 2011 and 2010, respectively. Gross realized gains were $0 for both the three months ended September 30, 2011 and 2010, and were $48,000 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

Note 13 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$334,783	$334,783	$138,929	$138,929
Investment securities	274,572	274,572	264,569	264,569
Loans, net	679,375	686,096	696,742	710,294
Accrued interest receivable	5,736	5,736	5,857	5,857
Total	$1,294,466	$1,301,187	$1,106,097	$1,119,649
Balance sheet liabilities:
Deposits	$549,792	$549,792	$518,590	$518,590
Accounts and drafts payable	683,239	683,239	516,107	516,107
Short-term borrowings	—	—	9	9
Accrued interest payable	213	213	208	208
Total	$1,233,244	$1,233,244	$1,034,914	$1,034,914

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

Note 14 – Subsequent Events

On October 17, 2011, the Company’s board of directors declared a 10% stock dividend payable December 15, 2011 to shareholders of record December 5, 2011. Shareholders will receive one additional share of Cass stock for each 10 shares owned. No fractional shares will be issued. Shareholders will receive cash for any fractional shares owned based on the share price reported by NASDAQ at the close of trading December 5, 2011.

The Company’s board of directors also authorized the repurchase of up to 300,000 shares of the company’s common stock pursuant to the company’s treasury stock buyback program. Repurchases are made in the open market or through negotiated transactions from time to time, depending on market conditions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina and Wellington, Kansas. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which include electricity, gas and telecommunications expenses and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from freight, utility and telecommunication invoices, assisting its customers’ transportation, energy and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provides Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the “Bank”), provides banking services in the St. Louis metropolitan area, Orange County, California and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the three or nine-month periods ended September 30, 2011 or for the fiscal year ended December 31, 2010, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as calculated by an independent research firm. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2011 (“Third Quarter of 2011”) compared to the three-month period ended September 30, 2010 (“Third Quarter of 2010”) and the nine-month period ended September 30, 2011 (“Nine Months Ended 2011”) compared to the nine-month period ended September 30, 2010 (“Nine Months Ended 2010”). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2010 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2011 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands except per share data)	2011	2010	Change	2011	2010	Change
Net income	$6,060	$5,580	8.6%	$17,518	$15,229	15.0%
Diluted earnings per share	$.64	$.59	8.5%	$1.85	$1.61	14.9%
Return on average assets	1.79%	1.84%	—	1.83%	1.80%	—
Return on average equity	15.52%	15.72%	—	15.75%	15.03%	—

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

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2011	2010	Change	2011	2010	Change
Transportation Invoice Volume*	7,672	6,886	11.4%	21,828	19,619	11.3%
Transportation Dollar Volume	$5,443,972	$4,534,235	20.1%	$15,273,046	$12,497,079	22.2%
Utility Transaction Volume	3,410	3,061	11.4%	10,108	9,161	10.3%
Utility Dollar Volume	$2,936,417	$2,878,647	2.0%	$8,184,747	$7,938,521	3.1%
Payment and Processing Fees	$15,806	$13,895	13.8%	$45,372	$40,173	12.9%
*       Core invoices exclude parcel shipments.

Third Quarter of 2011 compared to Third Quarter of 2010:

Transportation and utility transaction volumes were both up 11%, and dollar volumes were up 20% and 2%, respectively, due to new business and improved activity for existing customers.

Bank service fees decreased $65,000, or 18%, due to a decrease in letter of credit and account analysis fees. There were no gains on sales of securities in the Third Quarter of 2011 or 2010.

Nine Months Ended 2011 compared to Nine Months Ended 2010:

Transportation and utility transaction volumes were up 11% and 10%, respectively, and dollar volumes were up 22% and 3%, respectively, due to new business and increased levels of activity for existing customers.

Bank service fees increased $30,000, or 3%, due to increased letter of credit fees and commission and exchange fees offset by a decrease in account analysis fees as more customers chose to pay for services with compensating balances rather than fees. There were $48,000 gains on sales of securities in the Nine Months Ended 2011. There were no securities gains for the nine months ended 2010.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in net interest income and related factors:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2011	2010	Change	2011	2010	Change
Average earning assets	$1,219,184	$1,102,218	10.6%	$1,172,182	$1,035,345	13.2%
Average interest-bearing
liabilities	407,067	367,571	10.7%	403,902	342,063	18.1%
Net interest income*	12,768	12,405	2.9%	38,818	36,103	7.5%
Net interest margin*	4.15%	4.47%		4.43%	4.66%
Yield on earning assets*	4.50%	4.91%		4.81%	5.13%
Rate on interest-bearing liabilities	1.03%	1.35%		1.12%	1.42%
*       Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2011 compared to Third Quarter of 2010:

Third Quarter 2011 average earning assets increased 11% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in the Third Quarter of 2011 as the general level of interest rates declined; however, the significant increase in average earning assets caused net interest income to increase 3% on a tax equivalent basis.

Total average loans increased $9,437,000, or 1%, to $687,152,000 for the Third Quarter of 2011 as compared to the Third Quarter of 2010. Average investment securities increased $37,722,000, or 17%, to $257,154,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the Third Quarter of 2011 increased $39,560,000, or 11%, to $407,067,000 compared to the Third Quarter of 2010, primarily due to customers transferring funds from lower-yielding investments at other institutions. Average accounts and drafts payable increased $74,763,000, or 13%, as freight and utility payment processing activities increased.

Nine Months Ended 2011 compared to Nine Months Ended 2010:

Nine Months Ended 2011 average earning assets increased 13% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in the Nine Months Ended 2011 as the general level of interest rates declined; however, the significant increase in average earning assets caused net interest income to increase 8% on a tax equivalent basis.

Total average loans increased $33,849,000, or 5%, to $701,016,000 for the Nine Months Ended 2011 as compared to the Nine Months Ended 2010. This increase was attributable to the continuing successful marketing efforts by the Company’s lending staff. Average investment securities increased $40,684,000, or 19%, to $257,732,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the Nine Months Ended 2011 increased $61,877,000, or 18%, to $403,901,000 compared to the Nine Months Ended 2010, primarily due to customers transferring funds from lower-yielding investments at other institutions. Average accounts and drafts payable increased $63,210,000, or 12%, as freight and utility payment processing activities increased.

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

	Third Quarter of 2011			Third Quarter of 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets1
Earning assets
Loans2, 3:
Taxable	$686,324	$9,825	5.68%	$676,406	$10,173	5.97%
Tax-exempt4	828	4	1.92	1,309	14	4.24
Investment securities5:
Taxable	1,029	5	1.93	928	3	1.28
Tax-exempt4	256,125	3,808	5.90	218,504	3,314	6.02
Interest-bearing deposits in
other financial institutions	118,275	94.32		45,982	42.36
Federal funds sold and other
short-term investments	156,603	92.23		159,089	108.27
Total earning assets	1,219,184	13,828	4.50	1,102,218	13,654	4.91
Non-earning assets
Cash and due from banks	12,618			10,837
Premise and equipment, net	9,897			9,839
Bank owned life insurance	14,263			13,993
Goodwill and other
intangibles	7,674			7,781
Other assets	94,032			68,351
Allowance for loan losses	(13,295)			(10,316)
Total assets	$1,344,373			$1,202,703
Liabilities and Shareholders’ Equity1
Interest-bearing liabilities
Interest-bearing demand
deposits	$239,288	$538.89%		$183,806	$521	1.12%
Savings deposits	25,073	52.82		29,252	83	1.13
Time deposits >= $100	52,080	171	1.30	53,591	207	1.53
Other time deposits	90,626	299	1.31	100,858	438	1.72
Total interest-bearing deposits	407,067	1,060	1.03	367,507	1,249	1.35
Short-term borrowings	—	—	—	64	—	—
Total interest bearing liabilities	407,067	1,060	1.03	367,571	1,249	1.35
Non-interest bearing liabilities
Demand deposits	132,757			113,835
Accounts and drafts payable	640,004			565,241
Other liabilities	9,664			15,194
Total liabilities	1,189,492			1,061,841
Shareholders’ equity	154,881			140,862
Total liabilities and
shareholders’ equity	$1,344,373			$1,202,703
Net interest income		$12,768			$12,405
Net interest margin			4.15%			4.47%
Interest spread			3.47			3.56
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2010 consolidated financial statements, filed with the Company’s 2010 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $96,000 and $179,000 for the Third Quarter of 2011 and 2010, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,334,000 and $1,165,000 for the Third Quarter of 2011 and 2010, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets1
Earning assets
Loans2, 3:
Taxable	$700,122	$30,199	5.77%	$665,009	$29,423	5.92%
Tax-exempt4	894	15	2.24	2,158	88	5.45
Investment securities5:
Taxable	987	24	3.25	870	28	4.30
Tax-exempt4	256,745	11,461	5.97	216,178	9,851	6.09
Interest-bearing deposits in
other financial institutions	89,572	242.36		28,145	68.32
Federal funds sold and other
short-term investments	123,862	268.29		122,985	269.29
Total earning assets	1,172,182	42,209	4.81	1,035,345	39,727	5.13
Non-earning assets
Cash and due from banks	12,283			10,220
Premise and equipment, net	9,774			10,066
Bank owned life insurance	14,302			13,854
Goodwill and other
intangibles	7,701			7,808
Other assets	79,226			61,778
Allowance for loan losses	(12,640)			(9,280)
Total assets	$1,282,828			$1,129,791
Liabilities and Shareholders’ Equity1
Interest-bearing liabilities
Interest-bearing demand
deposits	$225,929	$1,646.97%		$172,057	$1,526	1.19%
Savings deposits	24,496	174.95		26,087	227	1.16
Time deposits >= $100	52,906	532	1.34	53,089	626	1.58
Other time deposits	100,570	1,039	1.38	90,791	1,245	1.83
Total interest-bearing deposits	403,901	3,391	1.12	342,024	3,624	1.42
Short-term borrowings	1	—	—	39	—	—
Total interest bearing liabilities	403,902	3,391	1.12	342,063	3,624	1.42
Non-interest bearing liabilities
Demand deposits	130,191			111,645
Accounts and drafts payable	588,207			524,997
Other liabilities	11,793			15,625
Total liabilities	1,134,093			994,330
Shareholders’ equity	148,735			135,461
Total liabilities and
shareholders’ equity	$1,282,828			$1,129,791
Net interest income		$38,818			$36,103
Net interest margin			4.43%			4.66%
Interest spread			3.69			3.71
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2010 consolidated financial statements, filed with the Company’s 2010 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $474,000 and $345,000 for the Nine Months Ended 2011 and 2010, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $4,016,000 and $3,479,000 for the Nine Months Ended 2011 and 2010, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Third Quarter of 2011 Over
	Third Quarter of 2010
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans1, 2:
Taxable	$147	$(495)	$(348)
Tax-exempt3	(4)	(6)	(10)
Investment securities:
Taxable	—	2	2
Tax-exempt3	560	(66)	494
Interest-bearing deposits in other financial institutions	58	(6)	52
Federal funds sold and other short-term investments	(2)	(14)	(16)
Total interest income	759	(585)	174
Interest expense on:
Interest-bearing demand deposits	138	(121)	17
Savings deposits	(11)	(20)	(31)
Time deposits of >=$100	(6)	(30)	(36)
Other time deposits	(41)	(98)	(139)
Total interest expense	80	(269)	(189)
Net interest income	$679	$(316)	$363
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	Nine Months Ended September 30, 2011 Over
	Nine Months Ended September 30, 2010
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans1, 2:
Taxable	$1,527	$(751)	$776
Tax-exempt3	(36)	(37)	(73)
Investment securities:
Taxable	3	(7)	(4)
Tax-exempt3	1,815	(205)	1,610
Interest-bearing deposits in other financial institutions	165	9	174
Federal funds sold and other short-term investments	2	(3)	(1)
Total interest income	3,476	(994)	2,482
Interest expense on:
Interest-bearing demand deposits	423	(303)	120
Savings deposits	(13)	(40)	(53)
Time deposits of >= $100	(2)	(92)	(94)
Other time deposits	124	(330)	(206)
Total interest expense	532	(765)	(233)
Net interest income	$2,944	$(229)	$2,715
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses. There was a $550,000 and $950,000 provision for loan losses during the Third Quarter of 2011 and the Third Quarter of 2010, respectively. There was a $1,850,000 and $3,000,000 provision for loan losses during the Nine Months Ended 2011 and the Nine Months Ended 2010, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were net loan charge-offs of $768,000 in the Third Quarter of 2011 compared to $353,000 net charge-offs for the same period in 2010. There were $731,000 net loan charge-offs in the Nine Months Ended 2011 and $526,000 in net loan charge-offs in the Nine Months Ended 2010.

The allowance for loan losses at September 30, 2011 was $13,010,000 and at December 31, 2010 was $11,891,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2011 was 1.88% compared to 1.68% at December 31, 2010. Impaired loans were $6,408,000, or .93%, of total loans at September 30, 2011 compared to $565,000, or .08%, of total loans at December 31, 2010, and consisted of four nonaccrual loans to borrowers totaling $1,925,000 and two troubled debt restructurings totaling $4,483,000. Impaired loans at December 31, 2010 consisted of four non-accrual loans. Total impaired loans increased $5,373,000 from September 30, 2010 to September 30, 2011, primarily due to the deterioration in the financial condition of these borrowers.

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

Summary of Asset Quality

The following table presents analysis of the Company's provision and allowance for loan losses:

	Third Quarter of		Nine Months Ended
(In thousands)	2011	2010	2011	2010
Allowance at beginning of period	$13,228	$10,161	$11,891	$8,284
Provision charged to expense	550	950	1,850	3,000
Loans (charged off)/recovered:
Loans charged off	(769)	(354)	(769)	(554)
Recoveries on loans previously charged off	1	1	38	28
Net loans recovered (charged off)	(768)	(353)	(731)	(526)
Allowance at end of period	$13,010	$10,758	$13,010	$10,758
Loans outstanding:
Average	$687,152	$677,715	$701,016	$667,167
September 30	692,385	689,683	692,385	689,683
Ratio of allowance for loan losses to loans outstanding:
Average	1.89%	1.59%	1.86%	1.61%
September 30	1.88	1.56	1.88	1.56
Impaired loans:
Nonaccrual loans	$1,925	$1,035	$1,925	$1,035
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	4,483	—	4,483	—
Total impaired loans	$6,408	$1,035	$6,408	$1,035
Foreclosed assets	1,910	1,910	1,910	1,910
Impaired loans as percentage of average loans	.93%	.15%	.91%	.16%

The Bank had two properties carried as other real estate owned of $1,910,000 as of September 30, 2011 and 2010.

Operating Expenses

Total operating expenses for the Third Quarter of 2011 were up 11%, or $1,815,000 compared to the Third Quarter of 2010. Total operating expenses for the Nine Months Ended 2011 were up 11%, or $5,537,000 from the Nine Months Ended 2010.

Salaries and benefits expense for the Third Quarter of 2011 increased $1,399,000 to $14,425,000 compared to the Third Quarter of 2010 and increased $4,078,000 to $42,277,000 for the Nine Months Ended 2011 compared to the Nine Months Ended 2010 to support the growth in business volume.

Occupancy expense for the Third Quarter of 2011 decreased $77,000, or 12%, to $581,000 from the Third Quarter of 2010 due to lower rent expenses and decreased $55,000, or 3%, from the Nine Months Ended 2010 also due to lower rent expenses.

Equipment expense for the Third Quarter of 2011 decreased $1,000 compared to the Third Quarter of 2010 and decreased $120,000, or 4%, from the Nine Months Ended 2010 due to decreased software license expenses.

Amortization of intangible assets was $26,000 for both the Third Quarter of 2011 and 2010, and $80,000 for both the Nine Months Ended 2011 and 2010.

Other operating expenses for the Third Quarter of 2011 increased $494,000, or 20%, compared to the Third Quarter of 2010. Primary increases were in professional and consulting fees. Other operating expense increased $1,634,000 for the Nine Months Ended 2011 compared to the Nine Months Ended 2010, due to increases in professional fees and outside services.

Income tax expense for the Third Quarter of 2011 increased $345,000, or 17%, compared to the Third Quarter of 2010 and increased $970,000 for the Nine Months Ended 2011 compared to the Nine Months Ended 2010. The effective tax rate was 28.0% and 26.5% for the Third Quarters of 2011 and 2010, respectively, and was 28.0% and 27.7% for the Nine Months Ended 2011 and 2010, respectively.

Financial Condition

Total assets at September 30, 2011 were $1,405,658,000, an increase of $217,623,000, or 18%, from December 31, 2010. The most significant changes in asset balances during this period were an increase of $52,930,000 in interest-bearing deposits in other financial institutions, an increase of $141,420,000 in federal funds sold and other short-term investments plus an increase of $30,222,000 in payments in excess of funding. Changes in federal funds sold and other short-term investments reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2011 were $1,244,925,000, an increase of $198,984,000, or 19%, from December 31, 2010. Total deposits at September 30, 2011 were $549,792,000, an increase of $31,202,000, or 6%, from December 31, 2010. Accounts and drafts payable at September 30, 2011 were $683,239,000, an increase of $167,132,000, or 32%, from December 31, 2010. Total shareholders’ equity at September 30, 2011 was $160,733,000, an $18,639,000, or 13%, increase from December 31, 2010.

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

The increase in total shareholders’ equity resulted from net income of $17,518,000, $1,043,000 from stock-based compensation expense, an increase in other comprehensive income of $4,732,000 offset by dividends paid of $4,519,000 ($.48 per share) and other miscellaneous activity of $135,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $334,783,000 at September 30, 2011, an increase of $195,854,000, or 141%, from December 31, 2010. At September 30, 2011, these assets represented 24% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $274,572,000 at September 30, 2011, an increase of $10,003,000 from December 31, 2010. These assets represented 20% of total assets at September 30, 2011. Of this total, 100% were state and political subdivision securities. Of the total portfolio, 5% mature in one year, 15% mature in one to five years, and 80% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Company has a secured line of credit with the Federal Home Loan Bank of $126,696,000 collateralized by commercial mortgage loans. The Company also has a secured federal funds line of credit of $10,000,000 with the UMB Bank. There were no amounts outstanding under any line of credit as of September 30, 2011 or December 31, 2010.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”). Time deposits include $86,590,000 of CDARS deposits which offer the Bank’s customers the ability to maximize FDIC insurance coverage. The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $23,028,000 for the Nine Months Ended 2011, compared with $21,683,000 for the Nine Months Ended 2010, for an increase of $1,345,000. This increase is attributable to the increase in net income of $2,289,000, the increase in income tax liability of $2,282,000 offset by a lower provision for loan losses of $1,150,000, and the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2011, which are estimated to be less than $3,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2011		December 31, 2010
(In thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$163,047	17.79%	$148,659	16.82%
Cass Commercial Bank	64,957	12.14%	58,838	10.72%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$151,571	16.54%	$137,603	15.57%
Cass Commercial Bank	58,242	10.89%	51,955	9.46%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$151,571	11.34%	$137,603	11.18%
Cass Commercial Bank	58,242	9.52%	51,955	8.92%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 – Comprehensive Income (ASC Topic 220) – Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2011 has changed materially from that at December 31, 2010.

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

There were no changes in the Third Quarter of 2011 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company has included in Part I, Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2010 disclosure regarding certain legal proceedings. There were no material developments with regard to these proceedings during the three-month period ended September 30, 2011. All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes the outcome of these proceedings, including proceedings discussed in the Annual Report on Form 10-K for the year ended December 31, 2010, will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

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
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2011.

ITEM 6.	EXHIBITS
Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASS INFORMATION SYSTEMS, INC.

DATE: November 3, 2011	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 3, 2011	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)