Form 10-K
period 2011-12-31
CASS INFORMATION SYSTEMS INC
filed 2012-03-09
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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
Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer: ☐          Accelerated filer: ☒          Non-accelerated filer: ☐          Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $327,184,000 based on the closing price of the common stock of $34.33 on June 30, 2011, as reported by The Nasdaq Global Select Market. As of March 5, 2012, the Registrant had 10,383,118 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference from the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

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

PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. (“Cass” or “the Company”) is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides transportation invoice rating, payment, audit, accounting and transportation information to many of the nation’s largest companies. It is also a processor and payer of utility invoices, including electricity, gas, and other facility related expenses. Additionally, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, cellular and communication equipment expense. In January 2011, Cass opened an office in Breda, Netherlands, to support the Company’s multinational information processing clients. Cass purchased the assets of an environmental expense management company in January 2012 and now provides such services. The Company, through its wholly owned bank subsidiary, Cass Commercial Bank (“the Bank”), also provides commercial banking services. The Bank’s primary focus is to support the Company’s payment operations and provide banking services to its target markets, which include privately owned businesses and churches and church-related ministries. Services include commercial and commercial real estate loans, checking, savings and time deposit accounts and other cash management services. The principal offices of the Company are at 13001 Hollenberg Drive, Bridgeton, Missouri 63044. Other operating locations are in Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Breda, Netherlands and Jacksonville, Florida. The Bank’s headquarters are also located at the Bridgeton location, and the Bank operates two branches in the St. Louis metropolitan area and one loan production office in southern California.

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

Cass’ core competencies allow it to perform the highest volumes of transaction processing in an integrated, efficient and systematic approach. Not only is Cass able to process the transaction, it is also able to collect the data defining the transaction and effect the financial payment governing its terms.

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

Marketing, Customers and Competition

The Company, through its Transportation Information Services business unit, is one of the largest firms in the transportation bill processing and payment industry in the United States based on the total dollars of transportation bills paid and items processed. Competition consists of a few primary competitors and numerous small transportation bill audit firms located throughout the United States. While offering transportation payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Utility Information Services business unit, also competes with other companies, located throughout the United States, that pay utility bills and provide management reporting. Available data indicates that the Company is one of the largest providers of utility information processing and payment services. Cass’ Utility Information Services is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (“ESP”). The ESPs market the Company’s services adding value with their unique auditing, consulting and technological capabilities. Many of Cass’ services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. Also the Company, through its Telecom Information Services business unit, is a leader in the growing telecom expense management market, and competes with other companies located throughout the United States in this market. In January 2011, Cass opened an office in Breda, Netherlands, to support the Company’s multinational information processing clients. The Company recently added environmental expense management services.

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. Due to its ownership of a federally insured commercial bank, the Company was a bank holding corporation and originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri. It was approved by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. In December 2011, the Federal Reserve Bank of St. Louis approved the election of Cass Information Systems, Inc. to become a financial holding company. As a financial holding company, Cass may engage in activities that are financial in nature or incidental to a financial activity. The Company’s bank subsidiary encounters competition from numerous banks and financial institutions located throughout the St. Louis, Missouri metropolitan area and other areas in which the Bank competes. The Bank’s principal competitors, however, are large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks. The Bank targets its services to privately held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri, Orange County, California and other selected cities located throughout the United States.

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

Employees

The Company and its subsidiaries had 750 full-time and 287 part-time employees as of March 5, 2012. Of these employees, the Bank had 59 full-time and no part-time employees.

Supervision and Regulation

The Company and its bank subsidiary are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. These laws also include the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The Dodd-Frank Act). The regulations related to the Dodd-Frank Act are currently being written, and accordingly, the full implication of this new law is not yet known. The Bank is subject to regulation and supervision by the Missouri Division of Finance, the Federal Reserve Bank (the “FRB”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision and examination by the FRB. The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB. Bank regulatory agencies use Capital Adequacy Guidelines in their examination and regulation of financial holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the agencies may force certain remedial action to be taken. The Capital Adequacy Guidelines are of several types and include risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; guidelines that consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a financial holding company may leverage its equity capital base. For further discussion of the capital adequacy guidelines and ratios, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 2 of this report.

The FRB also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law or regulations or for unsafe or unsound practices. Both the FRB and Missouri Division of Finance also have restrictions on the amount of dividends that banks and financial holding companies may pay.

As a financial holding company, the Company must obtain prior approval from the FRB before acquiring ownership or control of more than 10% of the voting shares of another financial/bank holding company or acquiring all or substantially all of the assets of such a company. In many cases, approval is also required for the Company to engage in similar acquisitions involving a non-bank company or to engage in new non-bank activities. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

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

Financial Information about Segments

The services provided by the Company are classified in two reportable segments: Information Services and Banking Services. The revenues from external customers, net income and total assets by segment as of and for each of the years in the three year period ended December 31, 2011, are set forth in Item 8, Note 16 of this report.

Statistical Disclosure by Bank Holding Companies

For the statistical disclosure by bank holding companies, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company uses a variety of financial tools, models and other methods to anticipate customer behavior as part of its strategic and financial planning and to meet certain regulatory requirements. Individual, economic, political and industry-specific conditions and other factors outside of Cass’ control could alter predicted customer borrowing, repayment, investment, deposit, and payable processing practices. Such a change in these practices could adversely affect Cass’ ability to anticipate business needs, including cash flow and its impact on liquidity, and to meet regulatory requirements.

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

The Company depends on the reliable operation of its computer operations and network connections from its clients to its systems. Any operational problems or outages in these systems would cause Cass to be unable to process transactions for its clients, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce client satisfaction with the Company’s products and services and harm Cass’ financial results. Cass also depends on the security of its systems. Company networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A material security problem affecting Cass could damage its reputation, deter prospects from purchasing its products and services, deter customers from using its products and services or result in liability to Cass.

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

The introduction, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the expansion of payment and processing activities to new markets, the expansion of products and services to existing markets and opening of new bank branches, may be less successful or may be different than anticipated. Such a result could adversely affect Cass’ business.

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

The Company has significant operations and customer base in Missouri, California, Ohio, Massachusetts, South Carolina, Kansas, Florida and other regions where natural disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural disasters at times have disrupted the local economy, Cass’ business and customers and have posed physical risks to Cass’ property. A significant natural disaster could materially affect Cass’ operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located at 13001 Hollenberg Drive, Bridgeton, Missouri. This location is owned by the Company, and includes a building with approximately 61,500 square feet of office space. The Company also owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional facilities are located in Lowell, Massachusetts where approximately 7,000 square feet of office space is leased through March 2016, Greenville, South Carolina where approximately 8,500 square feet of office space is leased through November 2013, Wellington, Kansas where approximately 2,000 square feet of office space is leased through June 2016 and Columbus, Ohio where approximately 8,500 square feet of office space is leased through March 2013. The Company has an office in Breda, Netherlands to service its multinational customers. Total space leased is 732 square feet and it is leased through December 2013. During January 2012, Cass purchased the assets of an environmental expense management company in Jacksonville, Florida with two locations totaling 4,876 square feet leased through December 2012.

The Bank’s headquarters are also located at 13001 Hollenberg Drive, Bridgeton, Missouri. The Bank occupies approximately 20,500 square feet of the 61,500 square foot building. In addition, the Bank owns a banking facility near downtown St. Louis, Missouri that consists of approximately 1,750 square feet with adjoining drive-up facilities. The Bank has additional leased facilities in Fenton, Missouri (2,000 square feet) and Santa Ana, California (3,400 square feet). The Bank closed its facilities in Maryland Heights, Missouri (2,500 square feet) and Chesterfield, Missouri (2,850 square feet) in December 2011 and February 2012, respectively.

Management believes that these facilities are suitable and adequate for the Company’s operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is the defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware, which proceeding was initiated by Chapter 11 debtor LNT Services, Inc. ("LNT"), an affiliate of Linens N' Things, on December 19, 2009. LNT seeks to avoid and recover $33,825,773.71 in allegedly preferential payments (the "Payments") made to the Company within 90 days preceding LNT’s bankruptcy filing. The Company processed and paid the freight carrier bills for Linens N’ Things. The Payments were received by the Company in the normal course of providing services to Linens N' Things, and were subsequently paid by the Company to the appropriate Linens N’ Things freight carriers. In an attempt to secure a favorable result prior to filing an answer, the Company has provided the plaintiff with information and data which supports its primary defenses.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of March 5, 2012, there were 148 holders of record of the Company’s common stock. High and low sale prices, as reported by The Nasdaq Global Select Market for each quarter of 2011 and 2010, restated for stock dividends, were as follows:

	2011		2010
	High	Low	High	Low
1st Quarter	$36.23	$32.08	$28.82	$26.50
2nd Quarter	36.64	32.49	31.82	27.37
3rd Quarter	35.25	27.05	32.08	28.75
4th Quarter	36.39	35.54	36.81	30.46

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. Cash dividends paid per share, restated for stock dividends, by the Company during the two most recent fiscal years were as follows:

	2011	2010
March	$.145	$.127
June	.145	.127
September	.145	.127
December	.170	.145

On October 17, 2011, the Board of Directors re-authorized the repurchase of up to 330,000 shares of the Company’s common stock, pursuant to a treasury stock buyback program maintained by the Company. Under the program, the Company repurchased 12,000 shares (not restated for the 2011 stock dividend) for an aggregate purchase price of $467,000 in 2010. There were no repurchases in 2011. As of December 31, 2011, 330,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (US) (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2006, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2011	2010	2009	2008	2007
Fee revenue and other income	$62,824	$56,146	$51,238	$53,170	$48,200
Interest income on loans	39,515	39,785	36,003	34,204	36,288
Interest income on debt and equity securities	10,034	8,747	7,611	7,716	5,531
Other interest income	686	514	170	2,218	7,527
Total interest income	50,235	49,046	43,784	44,138	49,346
Interest expense on deposits	4,374	4,875	4,924	3,179	7,728
Interest expense on short-term borrowings	—	—	23	12	6
Interest on debentures and other	—	—	106	187	230
Total interest expense	4,374	4,875	5,053	3,378	7,964
Net interest income	45,861	44,171	38,731	40,760	41,382
Provision for loan losses	2,150	4,100	2,050	2,200	900
Net interest income after provision	43,711	40,071	36,681	38,560	40,482
Operating expense	75,029	68,284	66,385	65,564	62,739
Income before income tax expense	31,506	27,933	21,534	26,166	25,943
Income tax expense	8,497	7,623	5,405	7,160	8,148
Net income	$23,009	$20,310	$16,129	$19,006	$17,795
Diluted earnings per share	$2.21	$1.95	$1.57	$1.85	$1.73
Dividends per share	.61	.53	.48	.45	.41
Dividend payout ratio	27.29%	26.82%	30.54%	24.14%	23.53%
Average total assets	$1,301,635	$1,157,257	$978,171	$922,471	$891,734
Average net loans	683,215	666,202	606,304	546,110	508,621
Average debt and equity securities	263,264	222,249	193,393	197,273	141,363
Average total deposits	541,337	470,096	375,572	241,844	279,831
Average subordinated convertible debentures	—	—	1,984	3,669	3,699
Average total shareholders’ equity	151,669	137,748	117,663	104,185	89,427
Return on average total assets	1.77%	1.76%	1.65%	2.06%	2.00%
Return on average equity	15.17	14.74	13.71	18.24	19.90
Average equity to assets ratio	11.65	11.90	12.03	11.29	10.03
Equity to assets ratio at year-end	12.17	11.96	12.79	12.00	11.01
Tangible common equity to tangible assets	11.66	11.38	12.11	11.19	10.18
Tangible common equity to risk-weighted assets	17.47	15.20	15.60	13.60	14.25
Net interest margin	4.31	4.61	4.79	5.34	5.45
Allowance for loan losses to loans at year-end	1.93	1.68	1.29	1.09	1.26
Nonperforming assets to loans and foreclosed assets	.51	.35	.55	.57	.77
Net loan charge-offs to average loans outstanding	.16	.07	.04	.37	.24

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2011, 2010 and 2009. All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2011. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

Executive Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Breda, Netherlands and Jacksonville, Florida. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which include electricity, gas and telecommunications expenses, and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from freight, utility, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the “Bank”), provides banking services in the St. Louis metropolitan area, Orange County, California, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, utility, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. As economic conditions continued to slowly improve in 2011, the number and total dollar volumes of transactions processed increased, thereby increasing fee revenue, interest income, and liquidity. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in the general level of interest rates can have a negative impact on net interest income.

In January 2011, Cass opened an office in Breda, Netherlands, to support the Company’s multinational information processing clients. The revenues, expenditures and assets related to this office did not account for a significant portion of the Company’s business during the year ended December 31, 2011 and the current activities are not significant enough to pose substantial risk.

On January 6, 2012, the Company acquired the assets of Waste Reduction Consultants, Inc., one of the fastest-growing providers of environmental expense management services. This acquisition positions the Company to expand its portfolio of services for controlling facility-related expenses and accelerates Cass’ leadership position as a back-office business processor. The results of operations for this new service will be included in the Information Services business segment beginning in January 2012.

In 2011, total fee revenue and other income increased $6,678,000, or 12%, net interest income after provision for loan losses increased $3,640,000, or 9%, and total operating expenses increased $6,745,000, or 10%. These results were driven by a 3,932,000, or 10%, increase in items processed and $4,519,000,000, or 16%, increase in dollars processed. The asset quality of the Company’s loans and investments as of December 31, 2011 remained strong.

Currently, management views Cass’ major opportunity as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company’s leadership position in applied technology, which when combined with the security and processing controls of the Bank, makes Cass unique in the industry.

Impact of New and Not Yet Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 – Comprehensive Income (ASC Topic 220) – Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. ASU No. 2011-12 deferred the presentation of reclassification adjustments and superseded certain pending paragraphs in ASU No. 2011-05. As these ASU’s address financial statement presentation, the adoptions will not impact the Company’s consolidated financial statements or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

Critical Accounting Policies

The Company has prepared the consolidated financial statements in this report in accordance with the FASB Accounting Standards Codification (“ASC”). In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for fiscal years ended December 31, 2011, 2010 and 2009 and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as calculated by an independent research firm. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2011, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10 to the consolidated financial statements. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its consolidated balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2011	2010	2009	2011 v. 2010	2010 v. 2009
Total processing volume	42,466	38,534	34,619	10.2%	11.3%
Total processing dollars	$31,945,761	$27,426,336	$23,717,451	16.5	15.6
Payment and processing fees	$60,688	$54,183	$48,665	12.0	11.3
Net interest income after provision for loan losses	$43,711	$40,071	$36,681	9.1	9.2
Total net revenue	$106,535	$96,217	$87,919	10.7	9.4
Average earning assets	$1,188,283	$1,060,559	$894,951	12.0	18.5
Net interest margin*	4.31%	4.61%	4.79%
Net income	$23,009	$20,310	$16,129	13.3	25.9
Diluted earnings per share	$2.21	$1.95	$1.57	13.3	24.3
Return on average assets	1.77%	1.76%	1.65%
Return on average equity	15.17%	14.74%	13.71%

*	Presented on a tax-equivalent basis

The results of 2011 compared to 2010 include the following significant items:

Payment and processing fee revenue increased as the number of transactions processed increased. This increase was due to increased activity from both base and new customers.

Net interest income after provision for loan losses increased $3,640,000, or 9%, due to the 12% growth in average earning assets. The net interest margin on a tax equivalent basis decreased from 4.61% in 2010 to 4.31% in 2011. The growth in average earning assets was funded by increases in deposits and accounts and drafts payable.

Gains from the sale of securities were $43,000 in 2011 and $0 in 2010. Bank service fees were down $56,000, or 4%, and other income was up $229,000 primarily due to an increase in bank-owned life insurance income. Operating expenses increased $6,745,000, or 10%, primarily in response to the increase in business volume.

The results of 2010 compared to 2009 include the following significant items:

Payment and processing fee revenue increased as the number of transactions processed increased. This increase was due to increased activity from both base and new customers.

Net interest income after provision for loan losses increased $3,390,000, or 9%, due to the 18% growth in average earning assets. The net interest margin on a tax equivalent basis was 4.61% in 2010 compared to 4.79% in 2009. The growth in average earning assets was funded mainly by the increase in deposits.

Gains from the sale of securities were $0 in 2010 and $697,000 in 2009. Bank service fees were up $86,000, or 6%, and other income was approximately the same in 2010 and 2009. Operating expenses increased $1,899,000, or 3%, primarily in response to the increase in business volume, as well as higher professional fees as the Company invested for future growth.

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

	December 31,			% Change
(In thousands)	2011	2010	2009	2011 v. 2010	2010 v. 2009
Transportation invoice transaction volume	29,025	26,287	23,137	10.4%	13.6%
Transportation invoice dollar volume	$20,599,503	$16,966,003	$14,047,342	21.4	20.8
Utility transaction volume	13,441	12,247	11,482	9.7	6.7
Utility transaction dollar volume	$10,702,242	$10,460,333	$9,670,109	2.3	8.2
Payment and processing revenue	$60,688	$54,183	$48,665	12.0	11.3
Bank service fees	$1,354	$1,410	$1,324	(4.0)	6.5
Gains on sales of investment securities	$43	$0	$697	—	—
Other	$739	$553	$552	33.6	0.2

Fee revenue and other income in 2011 compared to 2010 include the following significant pre-tax components:

Transportation dollar volume increased by 21% during the past year, primarily due to increased activity from both base and new customers. Utility transaction dollar volume had a slight increase of 2%. Overall, revenues for the year were up 12%.

Fee revenue and other income in 2010 compared to 2009 include the following significant pre-tax components:

Transportation dollar volume increased by 21% during 2010. This increase was due to the increased activity from both base and new customers. Utility transaction dollar volume was up a solid 8%. Overall, revenues for the year were up 11%.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2011	2010	2009	2011 v. 2010	2010 v. 2009
Average earning assets	$1,188,283	$1,060,559	$894,951	12.0%	18.5%
Net interest income*	$51,248	$48,891	$42,869	4.8	14.0
Net interest margin*	4.31%	4.61%	4.79%
Yield on earning assets*	4.68%	5.07%	5.35%
Rate on interest bearing liabilities	1.07%	1.37%	1.81%

*	Presented on a tax-equivalent basis using a tax rate of 35% in 2011, 35% in 2010 and 34% in 2009.

Net interest income in 2011 compared to 2010:

The increase in net interest income was caused by the increase in average earning assets, partially offset by a decrease in net interest margin. The increase in earning assets was funded mainly by the increase in deposits and accounts and drafts payable. The decrease in net interest margin was due to the lack of satisfactory investment alternatives in this historically low interest rate environment. More information is contained in the tables below and in Item 7A of this report.

Total average loans increased $20,083,000, or 3%, to $695,984,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

Total average investment in securities increased $41,015,000, or 18%, to $263,264,000. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. All purchases were made in accordance with the Company’s investment policy. Total average federal funds sold and other short-term investments increased $2,370,000, or 2%.

The Bank’s total average interest-bearing deposits increased $52,276,000, or 15%, compared to the prior year. This increase in deposits, along with the $63,318,000, or 12% increase in accounts and drafts payable, funded the increase in earning assets. Average rates paid on interest-bearing liabilities decreased from 1.37% to 1.07% as a result of the continued low interest rate environment.

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

The Bank’s total average interest-bearing deposits increased $83,063,000, or 30%, compared to the prior year. This increase in deposits, along with the $73,729,000, or 16% increase in accounts and drafts payable, funded the increase in earning assets. Average rates paid on interest-bearing liabilities decreased from 1.81% to 1.37% as a result of the continued low interest rate environment experienced during 2010.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2011			2010			2009
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$695,121	$39,504	5.68%	$674,026	$39,723	5.89%	$610,171	$35,872	5.88%
Tax-exempt[4]	863	18	2.09	1,875	95	5.07	3,088	202	6.54
Securities[5]:
Taxable	997	37	3.71	885	43	4.86	3,373	58	1.72
Tax-exempt[4]	261,466	15,373	5.88	221,364	13,391	6.05	190,020	11,620	6.12
Certificates of deposit	801	4.50		—	—	—	—	—	—
Interest-bearing deposits in other financial institutions	99,911	347.35		35,655	139.39		29,825	72	0.24
Federal funds sold and other short-term investments	129,124	339.26		126,754	375.30		58,474	98	0.17
Total earning assets	1,188,283	55,622	4.68	1,060,559	53,766	5.07	894,951	47,922	5.35
Non-earning assets
Cash and due from banks	12,525			10,794			9,541
Premise and equipment, net	9,790			9,979			11,171
Bank owned life insurance	14,299			13,924			13,376
Goodwill and other intangibles	7,688			7,795			7,942
Other assets	81,819			63,905			48,145
Allowance for loan losses	(12,769)			(9,699)			(6,955)
Total assets	$1,301,635			$1,157,257			$978,171
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$233,636	$2,162.93%		$182,869	$2,082	1.14%	$127,952	$1,798	1.41%
Savings deposits	25,556	225.88		28,137	321	1.14	25,268	334	1.32
Time deposits >=$100	52,123	690	1.32	52,510	814	1.55	43,590	1,063	2.44
Other time deposits	97,419	1,297	1.33	92,942	1,658	1.78	76,585	1,729	2.26
Total interest-bearing deposits	408,734	4,374	1.07	356,458	4,875	1.37	273,395	4,924	1.80
Short-term borrowings	3	—	—	33	—	—	3,759	23	0.61
Subordinated debentures	—	—	—	—	—	—	1,984	106	5.34
Total interest bearing liabilities	408,737	4,374	1.07	356,491	4,875	1.37	279,138	5,053	1.81
Non-interest bearing liabilities
Demand deposits	132,603			113,638			102,177
Accounts and drafts payable	596,935			533,617			459,888
Other liabilities	11,691			15,763			19,305
Total liabilities	1,149,966			1,019,509			860,508
Shareholders’ equity	151,669			137,748			117,663
Total liabilities and shareholders’ equity	$1,301,635			$1,157,257			$978,171
Net interest income		$51,248			$48,891			$42,869
Net interest margin		4.31%			4.61%			4.79%
Interest spread		3.61%			3.70%			3.54%

[1]	Balances shown are daily averages.
[2]	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
[3]	Interest income on loans includes net loan fees of $542,000, $372,000 and $409,000 for 2011, 2010 and 2009, respectively.
[4]	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2011, 35% in 2010 and 34% for 2009. The tax-equivalent adjustment was approximately $5,387,000, $4,720,000 and $4,138,000 for 2011, 2010 and 2009, respectively.
[5]	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2011 Over 2010			2010 Over 2009
(In thousands)	Volume[1]	Rate[1]	Total	Volume[1]	Rate[1]	Total
Increase (decrease) in interest income:
Loans[2,3]:
Taxable	$1,222	$(1,441)	$(219)	$3,763	$88	$3,851
Tax-exempt[4]	(37)	(40)	(77)	(68)	(39)	(107)
Securities:
Taxable	5	(11)	(6)	(65)	50	(15)
Tax-exempt[4]	2,367	(385)	1,982	1,897	(126)	1,771
Certificates of deposit	2	2	4	—	—	—
Interest-bearing deposits in other financial institutions	224	(16)	208	16	51	67
Federal funds sold and other short-term investments	7	(43)	(36)	167	110	277
Total interest income	$3,790	$(1,934)	$1,856	$5,710	$134	$5,844
Interest expense on:
Interest-bearing demand deposits	$513	$(433)	$80	$670	$(386)	$284
Savings deposits	(28)	(68)	(96)	36	(49)	(13)
Time deposits >=$100	(6)	(118)	(124)	189	(438)	(249)
Other time deposits	77	(438)	(361)	330	(401)	(71)
Short-term borrowings	—	—	—	(11)	(12)	(23)
Subordinated debentures	—	—	—	(53)	(53)	(106)
Total interest expense	556	(1,057)	(501)	1,161	(1,339)	(178)
Net interest income	$3,234	$(877)	$2,357	$4,549	$1,473	$6,022

[1]	The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
[2]	Average balances include nonaccrual loans.
[3]	Interest income includes net loan fees.
[4]	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in 2011, 35% in 2010 and 34% in 2009.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $671,565,000 and represented 51% of the Company's total assets as of December 31, 2011 and generated $39,515,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2011.

Loans by Type
	December 31,
(In thousands)	2011	2010	2009	2008	2007
Commercial and industrial	$136,916	$135,061	$93,371	$118,044	$100,827
Real estate (Commercial and church):
Mortgage	488,574	517,593	471,773	416,151	365,056
Construction	45,564	54,752	74,407	56,221	31,082
Other	511	1,227	2,406	1,560	1,490
Total loans	$671,565	$708,633	$641,957	$591,976	$498,455

Loans by Maturity

(At December 31, 2011)	One Year		Over 1 Year		Over
	Or Less		Through 5 Years		5 Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	Rate	Rate[1]	Rate	Rate[1]	Rate	Rate[1]	Total
Commercial and industrial	$1,762	$58,494	$22,492	$24,689	$2,363	$27,116	$136,916
Mortgage	53,326	26,713	312,066	50,589	34,841	11,730	489,265
Construction	10,599	34,274	—	—	—	—	44,873
Other	—	506	5	—	—	—	511
Total loans	$65,687	$119,987	$334,563	$75,278	$37,204	$38,846	$671,565

[1]	Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest. Note: Due to the historically low interest rates, the Company instituted a 4% floor for its prime lending rate.

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

Loan portfolio changes from December 31, 2010 to December 31, 2011:

Total loans decreased $37,068,000, or 5%, to $671,565,000. This decrease was the result of intense competition in the marketplace as other lending institutions expanded their loan portfolios. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Loan portfolio changes from December 31, 2009 to December 31, 2010:

Total loans increased $66,676,000, or 10%, to $708,633,000. This increase was the result of successful marketing efforts by the Company’s lending staff, particularly in the commercial and industrial loan sector. The growth in real estate mortgage loans was primarily due to increased activity in the church portfolio. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $2,150,000 in 2011, $4,100,000 in 2010 and $2,050,000 in 2009. The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the allowance for loan losses. The amount of the provision will fluctuate as determined by these quarterly analyses. The decrease in provision for loan losses in 2011 was due to the decrease in loan balances described above. The Company had net loan charge-offs of $1,087,000, $493,000 and $217,000 in 2011, 2010 and 2009, respectively. The allowance for loan losses was $12,954,000 at December 31, 2011 compared to $11,891,000 at December 31, 2010 and $8,284,000 at December 31, 2009. The year-end 2011 allowance represented 1.93% of outstanding loans, compared to 1.68% of outstanding loans at year-end 2010 and 1.29% at year-end 2009. From December 31, 2010 to December 31, 2011, the level of nonperforming loans increased $1,173,000 from $565,000 to $1,738,000, which represents .26% of outstanding loans. Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

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

The following schedule summarizes activity in the allowance for loan losses and the allocation of the allowance to the Company’s loan categories.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Allowance at beginning of year	$11,891	$8,284	$6,451	$6,280	$6,592
Loans charged-off:
Commercial and industrial	1,118	554	109	2,120	337
Real estate (Commercial and church):
Mortgage	28	—	291	—	1,038
Construction	—	—	—	—	—
Other	—	—	—	53	—
Total loans charged-off	1,146	554	400	2,173	1,375
Recoveries of loans previously charged-off:
Commercial and industrial	58	60	180	136	159
Real estate (Commercial and church):
Mortgage	1	1	3	—	4
Construction	—	—	—	—	—
Other	—	—	—	8	—
Total recoveries of loans previously charged-off	59	61	183	144	163
Net loans charged-off	1,087	493	217	2,029	1,212
Provision charged to expense	2,150	4,100	2,050	2,200	900
Allowance at end of year	$12,954	$11,891	$8,284	$6,451	$6,280
Loans outstanding:
Average	$695,984	$675,901	$613,259	$552,333	$515,123
December 31	671,565	708,633	641,957	591,976	498,455
Ratio of allowance for loan losses to loans outstanding:
Average	1.86%	1.76%	1.35%	1.17%	1.22%
December 31	1.93%	1.68%	1.29%	1.09%	1.26%
Ratio of net charge-offs to average loans outstanding	.16%	.07%	.04%	.37%	.24%
Allocation of allowance for loan losses[1]:
Commercial and industrial	$2,594	$2,732	$1,511	$1,521	$3,380
Real estate (Commercial and church):
Mortgage	9,573	8,491	5,953	4,343	2,564
Construction	783	656	809	569	318
Other	4	12	11	18	18
Total	$12,954	$11,891	$8,284	$6,451	$6,280
Percentage of categories to total loans:
Commercial and industrial	20.4%	19.2%	14.9%	20.5%	21.1%
Real estate (Commercial and church):
Mortgage	72.7%	72.9%	73.1%	69.7%	72.4%
Construction	6.8%	7.7%	11.6%	9.5%	6.2%
Other	0.1%	0.2%	0.4%	0.3%	0.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Troubled debt restructurings are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest, in a timely manner in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if there is any reasonable doubt as to the collectability of such principal; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $107,000 for the year ended December 31, 2011. Of this amount, approximately $102,000 was actually recorded as interest income on such loans.

Total nonaccrual loans at December 31, 2011 consists of five loans totaling $1,709,000 that relate to businesses/churches that have weak financial positions and/or are in liquidation. Allocations of the allowance for loan losses have been established for the estimated loss exposure.

Foreclosed assets were $1,689,000 at December 31, 2011. The foreclosed assets relate to the foreclosure of two loans which were secured by commercial real estate buildings in St. Louis County and St. Charles County, Missouri. These buildings are currently listed for sale and have been recorded at their estimated fair value less costs to sell.

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

Summary of Nonperforming Assets

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Commercial and industrial:
Nonaccrual	$56	$46	$—	$278	$1,277
Contractually past due 90 days or more and still accruing	—	—	—	41	496
Real estate – mortgage:
Nonaccrual	1,653	519	1,608	900	708
Contractually past due 90 days or more and still accruing	29	—	—	—	—
Total nonperforming loans	$1,738	$565	$1,608	$1,219	$2,481
Total foreclosed assets	1,689	1,910	1,910	2,177	1,388
Total nonperforming assets	$3,427	$2,475	$3,518	$3,396	$3,869

Operating Expenses

Operating expenses in 2011 compared to 2010 include the following significant pre-tax components:

Salaries and employee benefits expense increased $5,205,000, or 10%, to $56,573,000. An increase in the number of employees primarily drove this increase. Occupancy expense decreased $167,000, or 7%, to $2,318,000 as a result of decreased rental square footage. Equipment expense decreased $36,000, or 1%, to $3,525,000 primarily due to lower depreciation expense. Amortization of intangibles remained the same in 2011 as 2010, at $107,000. Other operating expense increased $1,743,000, or 16%, to $12,506,000 primarily due to an increase in legal fees.

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

Income Tax Expense

Income tax expense in 2011 totaled $8,497,000 compared to $7,623,000 in 2010 and $5,405,000 in 2009. When measured as a percent of income, the Company’s effective tax rate was 27% in 2011, 27% in 2010 and 25% in 2009. The effective tax rate varies from year-to-year primarily due to changes in the Company’s pre-tax income and the amount of investment in tax-exempt municipal bonds.

Investment Portfolio

Investment portfolio changes from December 31, 2010 to December 31, 2011:

State and political subdivision securities increased $42,793,000, or 16%, to $307,362,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the size of the investment portfolio increased as the Company purchased state and political subdivision securities. These securities all had A or better credit ratings and maturities approaching fifteen years. With the additional liquidity provided by the increase in deposits and accounts and drafts payable, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company’s investment policy. As of December 31, 2011, the Company had no mortgage-backed securities in its portfolio.

There was no single issuer of securities in the investment portfolio at December 31, 2011 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type

	December 31,
(In thousands)	2011	2010	2009
State and political subdivisions	$307,362	$264,569	$224,597
Certificates of deposit	3,250	—	—
Total investments	$310,612	$264,569	$224,597

Investment Securities by Maturity
(At December 31, 2011)

	Within 1	Over 1 to 5	Over 5 to	Over
(In thousands)	Year	Years	10 Years	10 Years	Yield
State and political subdivisions	$13,262	$44,131	$124,680	$125,289	5.49%
Certificates of deposit	3,250	—	—	—	.47%
Total investments	$16,512	$44,131	$124,680	125,289	5.44%
Weighted average yield[1]	5.67%	6.01%	5.46%	5.32%	5.44%

1	Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased $18,859,000, or 17%, from December 31, 2010 to $131,956,000 at December 31, 2011. The average balances of these deposits increased $18,965,000, or 17%, from 2010 to $132,603,000 in 2011. These balances are primarily maintained by commercial customers and churches and can fluctuate on a daily basis.

Interest-bearing deposits increased $10,919,000, or 3%, from December 31, 2010 to $416,412,000 at December 31, 2011. The average balances of these deposits increased to $408,734,000 in 2011 from $356,458,000 in 2010. This increase came from new and existing customers who transferred deposits from other institutions.

Accounts and drafts payable generated by the Company in its payment processing operations increased $79,094,000, or 15%, from December 31, 2010 to $595,201,000 at December 31, 2011. The average balance of these funds increased $63,318,000, or 12%, from 2010 to $596,935,000 in 2011. The increase relates to the increase in transportation invoice dollars processed. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

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

Maturities of Certificates of Deposits of $100,000 or More

(In thousands)	December 31, 2011
Three months or less	$55,519
Three to six months	46,644
Six to twelve months	6,714
Over twelve months	9,037
Total	$117,914

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, which totaled $235,962,000 at December 31, 2011, an increase of $97,033,000, or 70%, from December 31, 2010. At December 31, 2011 these assets represented 18% of total assets. The Company increased liquid assets during 2011 as a result of the increase in deposits and accounts and drafts payable. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $310,612,000 at December 31, 2011, an increase of $46,043,000 or 17% from December 31, 2010. These assets represented 24% of total assets at December 31, 2011 and were primarily state and political subdivision securities. Of the total portfolio, 5% mature in one year or less, 14% mature after one year through five years and 81% mature after five years. The Company sold $5,887,000 in securities available-for-sale during 2011.

As of December 31, 2011, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. The Company had secured lines of credit with the Federal Home Loan Bank of $132,578,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2011 or 2010.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2011, 2010 and 2009 were $25,642,000, $23,776,000, and $19,079,000 respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2012. The Company anticipates the annual capital expenditures for 2012 will be consistent with the last few years and, accordingly, should range from $1 million to $3 million. As in the past, 2012 capital expenditures are expected to consist primarily of equipment and software related to its payment and information processing services business.

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

The overall level of economic activity can have a significant impact on the Company’s ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease. Higher levels of economic activity increase both fee income (as more invoices are processed) and balances of accounts and drafts payable generated (as more invoices are processed) from the Company’s transportation customers.

The relative level of energy costs can impact the Company’s earnings and available liquidity. Higher levels of energy costs will tend to increase transportation and utility invoice amounts resulting in a corresponding increase in accounts and drafts payable. Increases in accounts and drafts payable generate higher interest income and improve liquidity.

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2011, new business was added in both the Information Services and Banking Services segments.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2011 as shown in Item 8, Note 2 of this report.

In 2011, cash dividends paid were $.61 per share for a total of $6,279,000, an increase of $831,000, or 15%, compared to $.53 per share for a total of $5,448,000 in 2010. The increase is attributable primarily to the per share amount paid and the 10% stock dividend paid by the Company in December 2011.

Shareholders' equity was $160,548,000, or 12%, of total assets, at December 31, 2011, an increase of $18,454,000 over the balance at December 31, 2010. This increase resulted from net income of $23,009,000, $1,256,000 related to stock bonuses and an increase in other comprehensive income of $7,240,000 offset by cash dividends paid of $6,279,000, the pension adjustment per FASB ASC 715 of $6,713,000, $27,000 from the 10% stock dividend paid by the Company and $32,000 in foreign currency translation.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2011, unappropriated retained earnings of $20,465,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

On October 17, 2011, the Board of Directors re-authorized the repurchase of up to 330,000 shares of the Company’s common stock, pursuant to a treasury stock buyback program maintained by the Company. Under the program, the Company repurchased 12,000 shares (not restated for 10% stock dividend) for an aggregate purchase price of $467,000 in 2010. There were no repurchases in 2011. As of December 31, 2011, 330,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2011, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2011, the balance of loan commitments, standby and commercial letters of credit were $10,485,000, $22,302,000 and $4,518,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2011:

	Amount of Commitment Expiration per Period
		Less than 1	1-3	3-5	Over 5
(In thousands)	Total	Year	Years	Years	Years
Operating lease commitments	$1,664	$615	$807	$242	$—
Time deposits	131,081	119,394	9,097	2,590	—
Total	$132,745	$120,009	$9,904	$2,832	$—

During 2011, the Company contributed $9,000,000 to its noncontributory defined benefit pension plan. The contribution had no significant effect on the Company’s overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2011 these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	5.75%
Rate of increase in compensation levels	4.00%
Expected long-term rate of return on assets	7.25%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The Company faces market risk to the extent that its net interest income and its fair market value of equity are affected by changes in market interest rates. The asset/liability management discipline as applied by the Company seeks to limit the volatility, to the extent possible, of both net interest income and the fair market value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans, and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of fees and net interest income. However, as discussed below, the Company's asset/liability position often differs significantly from most other financial holding companies with significant positive cumulative "gaps" shown for each time horizon presented. This asset sensitive position is caused primarily by the operations of the Company, which generate large balances of accounts and drafts payable. These balances, which are noninterest bearing, contribute to the Company’s historical high net interest margin but cause the Company to become susceptible to changes in interest rates, with a decreasing net interest margin and fair market value of equity in periods of declining interest rates and an increasing net interest margin and fair market value of equity in periods of rising interest rates.

The Company’s ALCO measures the Company's interest rate risk sensitivity on a quarterly basis to monitor and manage the variability of earnings and fair market value of equity in various interest rate environments. The ALCO evaluates the Company's risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings and value or whether the Company can safely increase risk to enhance returns. The ALCO uses gap reports, twelvemonth net interest income simulations, and fair market value of equity analyses as its main analytical tools to provide management with insight into the Company's exposure to changing interest rates.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming twelve months under different interest rate scenarios in order to quantify potential changes in short term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2011, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond twelve months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2011:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	9%	12%
+100 basis points	5%	6%
Stable rates	——	——
-100 basis points	(1%)	(5%)
-200 basis points	(2%)	(7%)

Interest Rate Sensitivity Position

The following table presents the Company’s interest rate risk position at December 31, 2011 for the various time periods indicated.

	Variable	0-90	91-180	181-364	1-5	Over
(In thousands)	Rate	Days	Days	Days	Years	5 Years	Total
Earning assets:
Loans:
Taxable	$237,987	$31,461	$11,553	$22,504	$330,113	$37,204	$670,822
Tax-exempt	—	29	—	—	714	—	743
Securities[1] :
Tax-exempt	—	2,965	2,028	8,269	44,131	249,969	307,362
Certificates of deposit	—	—	3,250	—	—	—	3,250
Federal funds sold and other
short-term investments	223,383	—	—	—	—	—	223,383
Total earning assets	$461,370	$34,455	$16,831	$30,773	$374,958	$287,173	$1,205,560
Interest-sensitive liabilities:
Money market accounts	$175,961	$—	$—	$—	$—	$—	$175,961
Now accounts	81,333	—	—	—	—	—	81,333
Savings deposits	28,037	—	—	—	—	—	28,037
Time deposits:
$100K and more	—	55,518	46,644	6,715	9,037	—	117,914
Less than $100K	—	5,839	3,554	1,125	2,649	—	13,167
Federal funds purchased and
other short-term borrowing	—	—	—	—	—	—	—
Total interest-bearing liabilities	$285,331	$61,357	$50,198	$7,840	$11,686	$—	$416,412
Interest sensitivity gap:
Periodic	$176,039	$(26,902)	$(33,367)	$22,933	$363,272	$287,173	$789,148
Cumulative	176,039	149,137	115,770	138,703	501,975	789,148	789,148
Ratio of interest-bearing assets
to interest-bearing liabilities:
Periodic	1.62	0.56	0.34	3.93	32.09	0.00	2.90
Cumulative	1.62	1.43	1.29	1.34	2.21	2.90	2.90

1	Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2011	2010
Assets
Cash and due from banks	$12,579	$12,277
Interest-bearing deposits in other financial institutions	123,551	67,299
Federal funds sold and other short-term investments	99,832	59,353
Cash and cash equivalents	235,962	138,929
Securities available-for-sale, at fair value	310,612	264,569

Loans	671,565	708,633
Less: Allowance for loan losses	12,954	11,891
Loans, net	658,611	696,742
Premises and equipment, net	9,587	9,617
Investments in bank-owned life insurance	14,375	14,191
Payments in excess of funding	61,378	33,609
Goodwill	7,471	7,471
Other intangible assets, net	161	268
Other assets	21,144	22,639
Total assets	$1,319,301	$1,188,035

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$131,956	$113,097
Interest-bearing	416,412	405,493
Total deposits	548,368	518,590
Accounts and drafts payable	595,201	516,107
Other liabilities	15,184	11,244
Total liabilities	1,158,753	1,045,941

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 20,000,000
shares authorized and 10,890,163 and 9,949,324 shares
issued at December 31, 2011 and 2010, respectively	5,445	4,975
Additional paid-in capital	80,971	46,653
Retained earnings	89,853	107,263
Common shares in treasury, at cost (532,233 and 561,533
shares at December 31, 2011 and 2010, respectively)	(12,968)	(13,549)
Accumulated other comprehensive loss	(2,753)	(3,248)
Total shareholders’ equity	160,548	142,094
Total liabilities and shareholders’ equity	$1,319,301	$1,188,035

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2011	2010	2009
Fee Revenue and Other Income:
Information services payment and processing revenue	$60,688	$54,183	$48,665
Bank service fees	1,354	1,410	1,324
Gains on sales of securities	43	—	697
Other	739	553	552
Total fee revenue and other income	62,824	56,146	51,238

Interest Income:
Interest and fees on loans	39,515	39,785	36,003
Interest and dividends on securities:
Taxable	41	43	58
Exempt from federal income taxes	9,993	8,704	7,553
Interest on federal funds sold and
other short-term investments	686	514	170
Total interest income	50,235	49,046	43,784

Interest Expense:
Interest on deposits	4,374	4,875	4,924
Interest on short-term borrowings	—	—	23
Interest on subordinated convertible debentures	—	—	106
Total interest expense	4,374	4,875	5,053
Net interest income	45,861	44,171	38,731
Provision for loan losses	2,150	4,100	2,050
Net interest income after provision for loan losses	43,711	40,071	36,681
Total net revenue	106,535	96,217	87,919

Operating Expense:
Salaries and employee benefits	56,573	51,368	50,614
Occupancy	2,318	2,485	2,396
Equipment	3,525	3,561	3,348
Amortization of intangible assets	107	107	222
Other operating	12,506	10,763	9,805
Total operating expense	75,029	68,284	66,385
Income before income tax expense	31,506	27,933	21,534
Income tax expense	8,497	7,623	5,405
Net income	$23,009	$20,310	$16,129

Basic Earnings Per Share	$2.23	$1.98	$1.60
Diluted Earnings Per Share	2.21	1.95	1.57

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$23,009	$20,310	$16,129
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,528	4,026	4,039
Net gains on sales of securities	(43)		(697)
Stock-based compensation expense	1,390	1,472	1,881
Provisions for loan losses	2,150	4,100	2,050
Deferred income tax expense (benefit)	2,145	1,268	(650)
Decrease in income tax liability	(192)	(487)	(869)
Decrease in pension liability	(6,817)	(4,259)	(398)
FDIC insurance prepayment	—	—	(2,124)
Other operating activities, net	(528)	(2,654)	(282)
Net cash provided by operating activities	25,642	23,776	19,079

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	5,930	—	21,906
Proceeds from maturities of securities available-for-sale	18,510	4,770	5,655
Purchase of securities available-for-sale	(61,768)	(49,944)	(51,160)
Net decrease (increase) in loans	35,981	(67,169)	(50,198)
Increase in payments in excess of funding	(27,769)	(10,972)	(772)
Purchases of premises and equipment, net	(1,925)	(1,190)	(1,077)
Net cash used in investing activities	(31,041)	(124,505)	(75,646)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	18,859	(54)	9,851
Net increase in interest-bearing demand and savings deposits	36,956	39,392	104,390
Net (decrease) increase in time deposits	(26,037)	41,376	46,094
Net increase (decrease) in accounts and drafts payable	79,094	85,856	(48,774)
Cash dividends paid	(6,279)	(5,448)	(4,925)
Purchase of common shares of treasury	—	(467)	—
Other financing activities, net	(161)	(291)	(260)
Net cash provided by financing activities	102,432	160,364	106,376
Net increase in cash and cash equivalents	97,033	59,635	49,809
Cash and cash equivalents at beginning of year	138,929	79,294	29,485
Cash and cash equivalents at end of year	$235,962	$138,929	$79,294

Supplemental information:
Cash paid for interest	$4,424	$4,893	$5,128
Cash paid for income taxes	6,287	7,934	5,677

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive		Comprehensive
(In thousands except per share data)	Stock	Capital	Earnings	Stock	Loss	Total	Income (Loss)
Balance, December 31, 2008	$4,975	$45,746	$81,197	$(18,264)	$(7,413)	$106,241
Net income			16,129			16,129	16,129
Cash dividends ($.48 per share)			(4,925)			(4,925)
Other comprehensive income (loss):
Reclassification adjustments for gains
included in net income, net of tax					(453)	(453)	(453)
Net unrealized gain on securities
available-for-sale, net of tax					6,145	6,145	6,145
FASB ASC 715 adjustment, net of tax					1,540	1,540	1,540
Issuance of 42,500 common shares pursuant
to stock-based compensation plan, net		(910)		910		—
Exercise of stock options		(388)		408		20
Stock-based compensation expense		1,881				1,881
Subordinated debenture conversion		(633)		3,623		2,990
Balance, December 31, 2009	$4,975	$45,696	$92,401	$(13,323)	$(181)	$129,568
Comprehensive income for 2009							$23,361

Net income			20,310			20,310	20,310
Cash dividends ($.53 per share)			(5,448)			(5,448)
Purchase of 13,200 shares				(467)		(467)
Other comprehensive income (loss):
Net unrealized loss on securities
available-for-sale, net of tax					(2,149)	(2,149)	(2,149)
FASB ASC 715 adjustment, net of tax					(918)	(918)	(918)
Issuance of 16,664 common shares pursuant
to stock-based compensation plan, net		(349)		108		(241)
Exercise of stock options and SARs		(166)		133		(33)
Stock-based compensation expense		1,472				1,472
Balance, December 31, 2010	$4,975	$46,653	$107,263	$(13,549)	$(3,248)	$142,094
Comprehensive income for 2010							$17,243

Net income			23,009			23,009	23,009
Cash dividends ($.61 per share)			(6,279)			(6,279)
Stock dividend	470	33,643	(34,140)			(27)
Other comprehensive income (loss):
Net unrealized gain on securities
available-for-sale, net of tax					7,268	7,268	7,268
Reclassification adjustments for gains
included in net income, net of tax					(28)	(28)	(28)
FASB ASC 715 adjustment, net of tax					(6,713)	(6,713)	(6,713)
Issuance of 28,611 common shares pursuant
to stock-based compensation plan, net		(519)		436		(83)
Exercise of stock options and SARs		(196)		145		(51)
Stock-based compensation expense		1,390				1,390
Foreign currency translation					(32)	(32)	(32)
Balance, December 31, 2011	$5,445	$80,971	$89,853	$(12,968)	$(2,753)	$160,548
Comprehensive income for 2011							$23,504

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

Summary of Operations Cass Information Systems, Inc. (the “Company”) provides payment and information services, which include processing and payment of transportation, utility, telecommunications and environmental invoices. These services include the acquisition and management of data, information delivery and financial exchange. The consolidated balance sheet captions, “Accounts and drafts payable” and “Payments in excess of funding,” represent the Company’s resulting financial position related to the payment services that are performed for customers. The Company also provides a full range of banking services to individual, corporate and institutional customers through Cass Commercial Bank (the “Bank”), its wholly owned bank subsidiary.

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. The Company issued a 10% stock dividend on December 15, 2011. The share and per share information have been restated unless indicated otherwise for all periods presented in the accompanying consolidated financial statements.

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

Intangible Assets Cost in excess of fair value of net assets acquired has resulted from business acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives.

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

Information Services Revenue A majority of the Company’s revenues are attributable to fees for providing services. These services include transportation invoice rating, payment processing, auditing, and the generation of accounting, transportation and environmental information. The Company also processes, pays and generates management information from electric, gas, telecommunications and other invoices. The specific payment and information processing services provided to each customer are developed individually to meet each customer’s specific requirements. The Company enters into service agreements with customers typically for fixed fees per transaction that are invoiced monthly. Revenues are recognized in the period services are rendered and earned under the service agreements, as long as collection is reasonably assured.

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

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2011, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715, “Compensation – Retirement Benefits,” which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to ASC 715, the Company has recognized the funded status of its defined benefit postretirement plan in its consolidated balance sheet and has recognized changes in that funded status through comprehensive income.

Impact of New and Not Yet Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 – Comprehensive Income (ASC Topic 220) – Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. ASU No. 2011-12 deferred the presentation of reclassification adjustments and superseded certain pending paragraphs in ASU No. 2011-05. As these ASU’s address financial statement presentation, the adoptions will not impact the Company’s consolidated financial statements or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2011 and 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2011 and 2010 the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2011, unappropriated retained earnings of $20,465,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2011 and 2010.

The Company’s and the Bank’s actual and required capital amounts and ratios as are as follows:

			Capital		Requirement to be
	Actual		Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2011
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$166,605	19.03%	$70,033	8.00%	$	N/A	N/A	%
Cass Commercial Bank	66,851	12.71	42,070	8.00		52,588	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	155,638	17.78	35,016	4.00		N/A	N/A
Cass Commercial Bank	60,248	11.46	21,035	4.00		31,553	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	155,638	11.53	40,502	3.00		N/A	N/A
Cass Commercial Bank	60,248	9.49	19,044	3.00		31,741	5.00
At December 31, 2010
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$148,659	16.82%	$70,695	8.00%	$	N/A	N/A	%
Cass Commercial Bank	58,838	10.72	43,916	8.00		54,895	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	137,603	15.57	35,348	4.00		N/A	N/A
Cass Commercial Bank	51,955	9.46	21,958	4.00		32,937	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	137,603	11.18	36,923	3.00		N/A	N/A
Cass Commercial Bank	51,955	8.92	17,472	3.00		29,121	5.00

Note 3
Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2011 and 2010 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$287,585	$19,797	$20	$307,362
Certificates of deposit	3,250	—	—	3,250
Total	$290,835	$19,797	$20	$310,612

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$255,929	$9,829	$1,189	$264,569
Total	$255,929	$9,829	$1,189	$264,569

The fair values of securities with unrealized losses are as follows:

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$4,362	$20	$—	$—	$4,362	$20
Certificates of deposit	—	—	—	—	—	—
Total	$4,362	$20	$—	$—	$4,362	$20

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$53,741	$1,189	$—	$—	$53,741	$1,189
Total	$53,741	$1,189	$—	$—	$53,741	$1,189

There were 7 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2011 compared to 61 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2010 . All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2011
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$16,289	$16,512
Due after 1 year through 5 years	41,109	44,131
Due after 5 years through 10 years	114,454	124,680
Due after 10 years	118,983	125,289
No stated maturity	—	—
Total	$290,835	$310,612

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2011 and 2010 were $3,250,000 and $27,776,000 respectively.

Proceeds from sales of debt securities classified as available-for-sale were $5,930,000 in 2011, $0 in 2010, and $21,906,000 in 2009. Gross realized gains on the sales in 2011, 2010 and 2009 were $48,000, $0 and $699,000, respectively; gross realized losses on sales in 2011, 2010 and 2009 were $5,000, $0 and $2,000, respectively.

Note 4
Loans

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

A summary of loan categories is as follows:

	December 31,
(In thousands)	2011	2010
Commercial and industrial	$136,916	$135,061
Real estate
Commercial:
Mortgage	140,848	152,215
Construction	9,067	18,434
Church, church-related:
Mortgage	347,726	365,378
Construction	36,497	36,318
Other	511	1,227
Total loans	$671,565	$708,633

The following table presents the aging of loans by loan categories at December 31, 2011:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non	Total
(In thousands)	Current	Days	Days	Over	Accrual	Loans
Commercial and industrial	$136,850	$—	$10	$—	$56	$136,916
Real estate
Commercial:
Mortgage	139,249	137	—	29	1,433	140,848
Construction	9,067	—	—	—	—	9,067
Church, church-related:
Mortgage	347,506	—	—	—	220	347,726
Construction	36,497	—	—	—	—	36,497
Other	511	—	—	—	—	511
Total	$669,680	$137	$10	$29	$1,709	$671,565

The following table presents the aging of loans by loan categories at December 31, 2010:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non	Total
(In thousands)	Current	Days	Days	Over	Accrual	Loans
Commercial and industrial	$134,936	$79	$—	$—	$46	$135,061
Real estate
Commercial:
Mortgage	151,581	145	—	—	489	152,215
Construction	18,434	—	—	—	—	18,434
Church, church-related:
Mortgage	363,424	1,924	—	—	30	365,378
Construction	36,318	—	—	—	—	36,318
Other	1,227	—	—	—	—	1,227
Total	$705,920	$2,148	$—	$—	$565	$708,633

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2011:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special	Total
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Loans
Commercial and industrial	$132,475	$4,385	$56	$136,916
Real estate
Commercial:
Mortgage	125,850	13,536	1,462	140,848
Construction	9,067	—	—	9,067
Church, church-related:
Mortgage	336,727	10,779	220	347,726
Construction	36,497	—	—	36,497
Other	511	—	—	511
Total	$641,127	$28,700	$1,738	$671,565

[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2010:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special	Total
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Loans
Commercial and industrial	$130,148	$4,867	$46	$135,061
Real estate
Commercial:
Mortgage	143,009	8,717	489	152,215
Construction	18,434	—	—	18,434
Church, church-related:
Mortgage	353,578	11,770	30	365,378
Construction	36,318	—	—	36,318
Other	1,227	—	—	1,227
Total	$682,714	$25,354	$565	$708,633

[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and non-performing. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. The allowance for loan losses related to impaired loans was $1,066,000 and $120,000 at December 31, 2011 and 2010, respectively. There were no impaired loans without a valuation allowance at December 31, 2011 or 2010. Nonaccrual loans were $1,709,000 and $565,000 at December 31, 2011 and 2010, respectively. Loans delinquent 90 days or more and still accruing interest were $29,000 and $0 at December 31, 2011 and 2010, respectively. At December 31, 2011 there were two loans totaling $4,479,000 classified as troubled debt restructuring, with a total pre-modification loan balance of $4,486,000; there were no troubled debt restructurings at December 31, 2010. The average balances of impaired loans during 2011, 2010 and 2009 were $5,276,000 $1,130,000 and $1,568,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $107,000, $83,000 and $134,000 for 2011, 2010 and 2009, respectively. Income that was recognized on nonaccrual loans was $102,000, $35,000 and $131,000 for 2011, 2010 and 2009 respectively. There are two foreclosed loans with a book value of $1,689,000 which have been reclassified as other real estate owned (included in other assets) as of December 31, 2011.

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2011:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
Commercial and industrial:
Nonaccrual	$56	$56	$28
Troubled debt restructurings still accruing	83	83	8
Real estate
Commercial – Mortgage:
Nonaccrual	1,433	1,433	149
Past due 90 days or more and still accruing	29	29	—
Troubled debt restructurings still accruing	4,396	4,396	766
Church – Mortgage:
Nonaccrual	220	220	115
Total impaired loans	$6,217	$6,217	$1,066

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2010:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
Commercial and industrial:
Nonaccrual	$46	$46	$5
Troubled debt restructurings still accruing	—	—	—
Real estate
Commercial – Mortgage:
Nonaccrual	489	489	100
Church – Mortgage:
Nonaccrual	30	30	15
Total impaired loans	$565	$565	$120

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses”. At December 31, 2011, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. The total principal balance of impaired loans measured at fair value at December 31,2011 and 2010 was $5,151,000 and $445,000.

A summary of the activity in the allowance for loan losses is as follows:

	December 31,	Charge-			December 31,
(In thousands)	2010	Offs	Recoveries	Provision	2011
Commercial and industrial	$2,732	$1,118	$58	$922	$2,594
Real estate
Commercial:
Mortgage	3,356	—	—	1,420	4,776
Construction	269	—	—	(102)	167
Church, church-related:
Mortgage	5,135	28	1	(311)	4,797
Construction	387	—	—	229	616
Other	12	—	—	(8)	4
Total	$11,891	$1,146	$59	$2,150	$12,954

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors decreased during 2011 by $2,000 in payments, from an aggregate balance of $580,000 on January 1, 2011 to $578,000 at December 31, 2011. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectability.

Note 5
Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2011	2010
Land	$873	$873
Buildings	10,491	10,491
Leasehold improvements	836	1,794
Furniture, fixtures and equipment	10,072	11,247
Purchased software	5,894	5,390
Internally developed software	2,650	3,283
	$30,816	$33,078
Less accumulated depreciation	21,229	23,461
Total	$9,587	$9,617

Total depreciation charged to expense in 2011, 2010 and 2009 amounted to $1,955,000, $2,024,000, and $2,243,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2016. Rental expense for 2011, 2010 and 2009 was $598,000, $767,000 and $814,000, respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011:

(In thousands)	Amount
2012	614
2013	487
2014	321
2015	196
2016	46
Total	$1,664

Note 6
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350, “Goodwill and Other Intangible Assets,” which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company’s intangible assets are as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer List	$750	$(589)	$750	$(482)
Total	750	(589)	750	(482)
Unamortized intangible assets:
Goodwill[1]	7,698	(227)	7,698	(227)
Total unamortized intangibles	7,698	(227)	7,698	(227)
Total intangible assets	$8,448	$(816)	$8,448	$(709)

[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer list that was acquired in the NTransit purchase is amortized over seven years on a straight-line basis. The weighted average remaining amortization period at December 31, 2011 was two years for all amortized intangible assets combined. Amortization of intangible assets amounted to $107,000, $107,000 and $222,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated future amortization of intangibles is as follows: $107,000 in 2012 and $54,000 in 2013.

Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2011	2010
NOW and money market deposit accounts	$257,294	$215,927
Savings deposits	28,037	32,447
Time deposits:
Less than $100	13,167	20,950
$100 or more	117,914	136,169
Total	$416,412	$405,493

Interest on deposits consists of the following:

	December 31,
(In thousands)	2011	2010	2009
NOW and money market deposit accounts	$2,162	$2,082	$1,797
Savings deposits	225	321	335
Time deposits:
Less than $100	1,297	1,658	1,729
$100 or more	690	814	1,063
Total	$4,374	$4,875	$4,924

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2011		2010
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Due within:
One year	$119,394	91.1%	$134,217	85.4%
Two years	7,362	5.6%	19,442	12.4%
Three years	1,735	1.3%	914	0.6%
Four years	2,332	1.8%	447	0.3%
Five years	258.2%		2,099	1.3%
Total	$131,081	100.0%	$157,119	100.0%

Note 8
Subordinated Convertible Debentures and Unused Available Lines of Credit

On August 24, 2004, the Company issued $3,700,000 of 5.33% subordinated convertible debentures in partial consideration for the acquisition of the assets of PROFITLAB, Inc. Interest was payable annually on the anniversary date of the acquisition. Prior to 2010, all debt-holders converted the principal balance into shares of the Company’s common stock in accordance with the conversion provisions. As such, no convertible debentures are outstanding as of December 31, 2010 and 2011.

As of December 31, 2011, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. The Company had secured lines of credit with the Federal Home Loan Bank of $132,578,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2011 or 2010.

Note 9
Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2011.

2011
Shares outstanding at January 1	9,387,791
10% stock dividend issued December 15, 2011	940,839
Issuance of common stock:
Issued under stock-based compensation plan	21,195
Stock options/SARs exercised	8,105
Shares outstanding at December 31	10,357,930

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

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2011	2010	2009
Basic
Net income	$23,009	$20,310	$16,129
Weighted-average common shares outstanding	10,297,244	10,268,812	10,072,340
Basic earnings per share	$2.23	$1.98	$1.60
Diluted
Basic net income	$23,009	$20,310	$16,129
Net income effect of 5.33% convertible
debentures	—	—	55
Diluted net income	$23,009	$20,310	$16,184
Weighted-average common shares outstanding	10,297,244	10,268,812	10,072,340
Effect of dilutive restricted stock, stock
options and SARs	135,138	123,521	136,862
Effect of convertible debentures	—	—	102,274
Weighted-average common shares outstanding
assuming dilution	10,432,382	10,392,333	10,311,476
Diluted earnings per share	$2.21	$1.95	$1.57

All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2011.

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

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2011	2010
Projected benefit obligation:
Balance, January 1	$43,337	$36,588
Service cost	2,073	1,771
Interest cost	2,423	2,290
Actuarial loss	7,357	3,853
Benefits paid	(1,218)	(1,165)
Balance, December 31	$53,972	$43,337
Plan assets:
Fair value, January 1	$45,427	$33,362
Actual return	686	3,880
Employer contribution	9,000	9,350
Benefits paid	(1,218)	(1,165)
Fair value, December 31	$53,895	$45,427
Funded status:
Accrued pension asset (liability)	$(77)	$2,090

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2011, 2010 and 2009 the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve.

	2011	2010	2009
Weighted average discount rate	4.75%	5.75%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

The accumulated benefit obligation was $43,421,000 and $34,881,000 as of December 31, 2011 and 2010, respectively. The Company expects to contribute approximately $3,000,000 to the Plan in 2012. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2012	1,315,000
2013	1,359,000
2014	1,512,000
2015	1,640,000
2016	1,855,000
2017-2021	13,025,000

The Plan’s pension cost included the following components:

	For the Year Ended
	December 31,
(In thousands)	2011	2010	2009
Service cost – benefits earned during the year	$2,073	$1,771	$1,606
Interest cost on projected benefit obligations	2,423	2,290	2,080
Expected return on plan assets	(3,314)	(2,440)	(1,880)
Net amortization and deferral	603	616	873
Net periodic pension cost	$1,785	$2,237	$2,679

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2011	2010	2009
Weighted average discount rate	5.75%	6.25%	6.50%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%

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

	Expected Long-Term
Asset Class	Return on Class	X	Allocation	=	Assumption
Fixed Income	4 – 6%		50%		2.0 – 3.0%
US Equity	5 – 9%		34%		1.7 – 3.1%
Non-US Equity	5 – 10%		16%		0.8 – 1.6%
					4.5 – 7.7%

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31
	2011			2010
		Quoted Prices			Quoted Prices
		in Active			in Active
		Markets for	Significant		Markets for	Significant
		Identical	Observable		Identical	Observable
		Assets	Inputs		Assets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Cash	$219	$219	$—	$203	$203	$—
Equity securities
U. S. Large Cap Growth	4,497	—	4,497	3,844	—	3,844
U. S. Large Cap Value	4,586	—	4,586	3,853	—	3,853
U. S. Small/Mid Cap Growth	1,856	—	1,856	1,594	—	1,594
U. S. Small/Mid Cap Value	1,888	—	1,888	1,597	—	1,597
Non-U. S. Core	8,470	—	8,470	7,236	—	7,236
U. S. Large Cap Passive	5,387	—	5,387	4,542	—	4,542
Fixed Income
U. S. Core Opportunistic	19,410	—	19,410	16,227	—	16,227
U. S. Passive	7,582	—	7,582	6,331	—	6,331
Total	$53,895	$219	$53,676	$45,427	$203	$45,224

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

A summary of the activity in the SERP’s projected benefit obligation, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2011	2010
Benefit obligation:
Balance, January 1	$5,479	$5,369
Service cost	89	78
Interest cost	295	315
Benefits paid	(236)	(235)
Actuarial loss (gain)	1,807	(48)
Balance, December 31	$7,434	$5,479

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2011, 2010 and 2009, the SERP’s expected benefit cash flows were discounted using the Citigroup Above Median Curve.

	2011	2010	2009
Weighted average discount rate	4.50%	5.50%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

The accumulated benefit obligation was $5,109,000 and $4,136,000 as of December 31, 2011 and 2010, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid were $236,000 in 2011, $235,000 in 2010 and $317,000 in 2009. Expected future benefits payable by the Company over the next 10 years are as follows:

Amount
2012	236,000
2013	235,000
2014	234,000
2015	233,000
2016	245,000
2017-2021	1,714,000

The SERP’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2011	2010	2009
Service cost – benefits earned during the year	$89	$78	$33
Interest cost on projected benefit obligations	295	315	278
Net amortization and deferral	250	258	130
Net periodic pension cost	$634	$651	$441

The pre-tax amounts in accumulated other comprehensive loss as of December 31, were as follows:

	The Plan		SERP
(In thousands)	2011	2010	2011	2010
Prior service cost	$24	$33	$—	$50
Net actuarial loss	21,376	11,985	3,802	2,194
Total	$21,400	$12,018	$3,802	$2,244

The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2011 expected to be recognized as components of net periodic benefit cost in 2012 for the Plan are $8,000 and $1,387,000, respectively. The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2011, expected to be recognized as components of net periodic benefit cost in 2012 for SERP are $0 and $421,000 respectively.

The Company also maintains a noncontributory profit sharing plan, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2011, 2010 and 2009 was $5,270,000, $4,665,000, and $3,668,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2011, 2010 and 2009 were $497,000, $450,000 and $470,000, respectively.

Note 11
Stock-based Compensation

In 2007, the Company’s shareholders approved the Omnibus Incentive Stock Plan (“the Omnibus Plan”) to provide incentive opportunities for key employees and non-employee directors and to align the personal financial interests of such individuals with those of the Company’s shareholders. The Omnibus Plan permits the issuance of up to 968,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards.

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

All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2011.

Restricted Stock
Changes in restricted shares outstanding for the year ended December 31, 2011 were as follows:

	Shares	Fair Value
Balance at December 31, 2010	55,297	$25.92
Granted	28,611	33.05
Vested	(31,438)	25.84
Balance at December 31, 2011	52,470	$29.86

During 2010 and 2009, 16,664 and 42,500 shares, respectively, were granted with weighted average per share market values at date of grant of $28.10 in 2010 and $24.82 in 2009. The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $787,000 for 2011, $848,000 for 2010 and $1,194,000 for 2009. As of December 31, 2011, the total unrecognized compensation expense related to non-vested restricted stock awards was $897,000 and the related weighted average period over which it is expected to be recognized is approximately 0.80 years.

Stock Options
Changes in options outstanding for the year ended December 31, 2011 were as follows:

		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2010	40,290	$16.05
Exercised	(9,662)	$13.22
Balance at December 31, 2011	30,628	$17.79
Exercisable at December 31, 2011	26,954	$17.65

The total intrinsic value of options exercised during 2011 and 2010 was $212,000 and $159,000, respectively. The average remaining contractual term for options outstanding as of December 31, 2011 was 0.84 years and the aggregate intrinsic value was $545,000. The average remaining contractual term for options exercisable as of December 31, 2011 was 0.81 years and the aggregate intrinsic value was $505,000.

A summary of the activity of the non-vested options during 2011 is shown below.

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2010	13,684	$2.67
Vested	(10,010)	$2.67
Non-vested at December 31, 2011	3,674	$2.69

As of December 31, 2011, the total unrecognized compensation expense related to non-vested stock options was $17,000 and the related weighted average period over which it is expected to be recognized is approximately 0.80 years. For the year ended December 31, 2011, there were 3,444 non-qualified options exercised and 6,218 incentive stock options exercised. During 2011, the Company recognized stock option expense of $27,000.

Stock Appreciation Rights (SARs)
There were 82,508 SARs granted during the year ended December 31, 2011. The Company uses the Black-Scholes option-pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the $9.05 per share fair value.

Year Ended December 31, 2011
Risk-free interest rate	2.70%
Expected life	7 yrs.
Expected volatility	27.86%
Expected dividend yield	1.77%

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

During 2011, the Company recognized SARs expense of $577,000. As of December 31, 2011, the total unrecognized compensation expense related to stock appreciation rights was $616,000, and the related weighted average period over which it is expected to be recognized is 0.60 years. Changes in SARs outstanding for the year ended December 31, 2011 were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2010	265,911	$24.85
Granted	82,508	$32.95
Exercised	(15,833)	$24.81
Balance at December 31, 2011	332,586	$26.87
Exercisable at December 31, 2011	188,265	$24.97

The total intrinsic value of SARs exercised during 2011 and 2010 was $175,000 and $188,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2011 was 7.42 years and the aggregate intrinsic value was $3,166,000. The average remaining contractual term for SARs exercisable as of December 31, 2011 was 3.76 years and the aggregate intrinsic value was $2,149,000.

Note 12
Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Postage and supplies	$2,239	$2,031	$2,171
Promotional expense	1,646	1,588	1,508
Professional fees	3,141	1,892	1,388
Outside service fees	2,628	2,282	1,956
Data processing services	362	356	339
Telecommunications	641	627	550
Other	1,849	1,987	1,893
Total other operating expense	$12,506	$10,763	$9,805

Note 13
Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Current:
Federal	$5,372	$5,435	$5,458
State	980	920	597
Deferred:
Federal	1,983	1,178	(602)
State	162	90	(48)
Total income tax expense	$8,497	$7,623	$5,405

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for 2011, 35% for 2010 and 34% for 2009 to income before income tax expense, to reported income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Expected income tax expense	$11,027	$9,777	$7,322
(Reductions) increases resulting from:
Tax-exempt income	(3,760)	(3,273)	(2,798)
State taxes, net of federal benefit	742	657	694
Other, net	488	462	187
Total income tax expense	$8,497	$7,623	$5,405

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$4,912	$4,419
ASC 715 pension funding liability	9,679	5,452
Net operating loss carryforward[1]	384	421
Stock compensation	834	731
Supplemental executive retirement plan accrual	634	474
Other	454	288
Total deferred tax assets	$16,897	$11,785
Deferred tax liabilities:
Premises and equipment	(440)	(352)
Pension	(7,327)	(4,499)
Intangible/assets	(752)	(652)
Unrealized gain on investment in securities available-for-sale	(6,922)	(3,024)
Other	(315)	(300)
Total deferred tax liabilities	$(15,756)	$(8,827)
Net deferred tax assets	$1,141	$2,958

[1]	As of December 31, 2011, the Company had approximately $1,097,000 of net operating loss carry forwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carry forward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carry forward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2011 or 2010, due to management’s belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2011	2010	2009
Balance at January 1	$1,877	$1,750	$1,399
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	287	560	119
Changes in unrecognized tax benefits as a result of tax position taken during the current year	475	555	387
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—	(466)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(570)	(522)	(155)
Balance at December 31	$2,069	$1,877	$1,750

At December 31, 2011, 2010 and 2009, the balance of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $1,496,000, $1,465,000, and $1,466,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.

As of December 31, 2011, 2010 and 2009, the Company had $95,000, $106,000, and $147,000 respectively, in accrued interest related to unrecognized tax benefits. During 2011 and 2010, the Company recorded a net reduction in accrued interest of $11,000 and $41,000, respectively, as a result of settlements with taxing authorities and other prior-year adjustments. During 2009, the Company recorded a net increase in accrued interest of $34,000. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company believes it is reasonably possible that the total amount of tax benefits will decrease by approximately $456,000 over the next twelve months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company is subject to income tax in the U. S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2008 through 2010 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2007 through 2010.

Note 14
Contingencies

The Company is the defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware, which proceeding was initiated by Chapter 11 debtor LNT Services, Inc. ("LNT"), an affiliate of Linens N' Things, on December 19, 2009. LNT seeks to avoid and recover $33,825,773.71 in allegedly preferential payments (the "Payments") made to the Company within 90 days preceding LNT’s bankruptcy filing. The Company processed and paid the freight carrier bills for Linens N’ Things. The Payments were received by the Company in the normal course of providing services to Linens N' Things, and were subsequently paid by the Company to the appropriate Linens N’ Things freight carriers. In an attempt to secure a favorable result prior to filing an answer, the Company has provided the plaintiff with information and data which supports its primary defenses.

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

Note 15
Disclosures about Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2011 and 2010, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2011	2010
Conditional commitments to extend credit	$10,485	$33,031
Standby letters of credit	22,302	23,587
Commercial letters of credit	4,518	3,821

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2011		2010
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$235,962	$235,962	$138,929	$138,929
Investment in securities	310,612	310,612	264,569	264,569
Loans, net	658,611	665,348	696,742	710,294
Accrued interest receivable	6,125	6,125	5,857	5,857
Total	$1,211,310	$1,218,047	$1,106,097	$1,119,649

Balance sheet liabilities:
Deposits	$548,368	$548,985	$518,590	$518,733
Accounts and drafts payable	595,201	595,201	516,107	516,107
Short-term borrowings	—	—	9	9
Accrued interest payable	159	159	208	208
Total	$1,143,728	$1,144,345	$1,034,914	$1,035,057

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

Investment in Securities Fair values are measured using Level 2 valuations.

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

Note 16
Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements. The Information Services segment provides transportation, utility, telecommunication and invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately held businesses and churches.

The Company’s accounting policies for segments are the same as those described in Note 1 of this report. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

Substantially all revenue originates from and all long-lived assets are located within the United States and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue. Assets represent actual assets owned by Information Services and there is no allocation methodology used. Loans are sold by Banking Services to Information Services to create liquidity when the Bank’s loan to deposit ratio is greater than 100%. Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively.

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2011, 2010 and 2009, is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
2011
Fee revenue and other income:
Income from customers	$61,470	$1,354	$—	$62,824
Intersegment income (expense)	10,088	1,859	(11,947)	—
Net interest income (expense) after provision for loan losses:
Income from customers	21,030	22,681	—	43,711
Intersegment income (expense)	17	(17)	—	—
Depreciation and amortization	1,874	164	24	2,062
Income taxes	3,028	5,469	—	8,497
Net income	14,716	8,293	—	23,009
Goodwill	7,335	136	—	7,471
Other intangible assets, net	161	—	—	161
Total assets	$698,685	$622,996	$(2,380)	$1,319,301
2010
Fee revenue and other income:
Income from customers	$54,732	$1,414	$—	$56,146
Intersegment income (expense)	8,939	1,656	(10,595)	—
Net interest income (expense) after provision for loan losses:
Income from customers	19,381	20,690	—	40,071
Intersegment income (expense)	23	(23)	—	—
Depreciation and amortization	1,875	242	14	2,131
Income taxes	2,955	4,668	—	7,623
Net income	13,220	7,090	—	20,310
Goodwill	7,335	136	—	7,471
Other intangible assets, net	268	—	—	268
Total assets	$612,981	$580,948	$(5,894)	$1,188,035
2009
Fee revenue and other income:
Income from customers	$49,913	$1,325	$—	$51,238
Intersegment income (expense)	6,964	1,632	(8,596)	—
Net interest income (expense) after provision for loan losses:
Income from customers	19,220	17,461	—	36,681
Intersegment income (expense)	94	(94)	—	—
Depreciation and amortization	2,147	305	13	2,465
Income taxes	2,158	3,247	—	5,405
Net income	11,047	5,082	—	16,129
Goodwill	7,335	136	—	7,471
Other intangible assets, net	375	—	—	375
Total assets	$527,897	$496,286	$(11,202)	$1,012,981

Note 17
Subsequent Events

On January 6, 2012, the Company acquired the assets of Waste Reduction Consultants, Inc., one of the fastest-growing providers of environmental expense management services. This acquisition positions the Company to expand its portfolio of services for controlling facility-related expenses and accelerates the Company’s leadership position as a back-office business processor. The results of operations for this new service will be included in the Information Services business segment beginning in January 2012.

Note 18
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets
	December 31,
(In thousands)	2011	2010
Assets
Cash and due from banks	$26,986	$17,842
Short-term investments	95,043	61,775
Securities available-for-sale, at fair value	310,612	264,569
Loans, net	173,854	193,622
Investments in subsidiary	58,582	52,091
Premises and equipment, net	9,305	9,093
Other assets	93,582	66,080
Total assets	$767,964	$665,072
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	595,201	516,107
Other liabilities	12,183	6,871
Total liabilities	607,384	522,978
Total shareholders’ equity	160,580	142,094
Total liabilities and shareholders’ equity	$767,964	$665,072

	Condensed Statement of Income
	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Income from subsidiary:
Interest	$18	$24	$115
Management fees	1,794	1,849	1,882
Income from subsidiary	1,812	1,873	1,997
Information services revenue	60,688	54,183	48,665
Net interest income after provision	19,933	18,373	18,157
Gain on sales of investment securities	43	—	697
Other income	701	549	551
Total income	83,177	74,978	70,067
Expenses:
Salaries and employee benefits	50,296	45,598	45,172
Other expenses	14,462	13,205	11,690
Total expenses	64,758	58,803	56,862
Income before income tax and equity in undistributed income of subsidiary	18,419	16,175	13,205
Income tax expense	3,156	2,955	2,158
Income before undistributed income of subsidiary	15,263	13,220	11,047
Equity in undistributed income of subsidiary	7,746	7,090	5,082

Net income	$23,009	$20,310	$16,129

	Condensed Statements of Cash Flows
	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$23,009	$20,310	$16,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(7,746)	(7,090)	(5,082)
Net change in other assets	(19,669)	(4,463)	187
Net change in other liabilities	1,655	(4,930)	(962)
Amortization of stock-based awards	1,390	1,472	1,193
Other, net	(7,497)	—	(325)
Net cash (used in) provided by operating activities	(8,858)	5,299	11,140
Cash flows from investing activities:
Net increase in securities	(37,329)	(45,173)	(22,226)
Net (increase) decrease in loans	19,068	(19,911)	53,364
Purchases of premises and equipment, net	(2,107)	(1,166)	(901)
Net cash (used in) provided by investing activities	(20,368)	(66,250)	30,237
Cash flows from financing activities:
Net increase (decrease) in accounts and drafts payable	79,094	85,856	(48,774)
Cash dividends paid	(6,279)	(5,448)	(4,925)
Purchase of common shares for treasury	—	(467)	—
Other financing activities	(1,177)	(275)	603
Net cash provided by (used in) financing activities	71,638	79,666	(53,096)
Net increase (decrease) in cash and cash equivalents	42,412	18,715	(11,719)
Cash and cash equivalents at beginning of year	79,617	60,902	72,621
Cash and cash equivalents at end of year	$122,029	$79,617	$60,902

Note 19
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	YTD
2011
Fee revenue and other income	$14,832	$15,783	$16,447	$15,762	$62,824
Interest income	12,904	12,795	12,494	12,042	50,235
Interest expense	1,206	1,125	1,060	983	4,374
Net interest income	11,698	11,670	11,434	11,059	45,861
Provision for loan losses	450	850	550	300	2,150
Operating expense	18,134	18,635	18,913	19,347	75,029
Income tax expense	2,227	2,229	2,358	1,683	8,497
Net income	$5,719	$5,739	$6,060	$5,491	$23,009
Net income per share:
Basic earnings per share	$.55	$.56	$.59	$.53	$2.23
Diluted earnings per share	.55	.55	.58	.53	2.21
2010
Fee revenue and other income	$13,225	$13,968	$14,401	$14,552	$56,146
Interest income	11,628	12,131	12,489	12,798	49,046
Interest expense	1,176	1,199	1,249	1,251	4,875
Net interest income	10,452	10,932	11,240	11,547	44,171
Provision for loan losses	900	1,150	950	1,100	4,100
Operating expense	16,197	16,850	17,098	18,139	68,284
Income tax expense	1,831	2,000	2,013	1,779	7,623
Net income	$4,749	$4,900	$5,580	$5,081	$20,310
Net income per share:
Basic earnings per share	$.46	$.48	$.54	$.50	$1.98
Diluted earnings per share	.46	.47	.54	.48	1.95

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
March 9, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited Cass Information Systems, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cass Information Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
March 9, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference from the following sections of the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors,” “Executive Compensation and Related Information,” and “Ownership of Securities”.

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

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference from the sections entitled “Election of Directors,” “Executive Compensation and Related Information,” and “Ownership of Securities” of the Company’s 2012 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference from the sections entitled “Executive Compensation and Related Information” and “Ownership of Securities” of the Company’s 2012 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2011:

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans	30,628[1]	$17.79	— [1]
approved by security	385,056[2]	27.28	481,728[2]
holders

Equity compensation plans	—	—	—
not approved by security
holders
Total	415,684	$26.58	481,728

Note: All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2011.
[1]	Amount disclosed relates to the Company’s 1995 Performance-Based Stock Option Plan and 1995 Restricted Stock Bonus Plan. There will be no more shares or options granted under these plans.
[2]	Amount disclosed relates to the 2007 Omnibus Incentive Stock Plan.

Refer to Note 11 to the consolidated financial statements for information concerning stock options and bonus plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s 2012 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s 2012 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this Report:

	(1) and (2)	Financial Statements and Financial Statement Schedules Included in Item 8 of this report.

	(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

	3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

	3.2	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 333 – 44497).

	3.3	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 18, 2007 (File No. 333 – 44497).

	10.1	1995 Restricted Stock Bonus Plan, as amended to January 19, 1999, including form of Restriction Agreement, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91456, filed with the SEC on February 16, 1999.*

	10.2	1995 Performance-Based Stock Option Plan, as amended to January 19, 1999, including forms of Option Agreements, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91568, filed with the SEC on February 16, 1999.*

	10.3	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 333 – 44497).*

	10.4	Amended and Restated 2007 Omnibus Incentive Stock Plan, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333-44497).*

	10.5	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).*

	10.6	Form of Restricted Stock Agreement Award Agreement, incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).*

	10.7	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).*

	21	Subsidiaries of registrant.

	23	Consent of Independent Registered Public Accounting Firm.

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL INSTANCE DOCUMENT

	101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

	101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

	101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

	101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

	101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
____________________

* Management contract or compensatory plan or arrangement.

(c) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: March 9, 2012	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2012	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: March 9, 2012	By	/s/	K. Dane Brooksher
K. Dane Brooksher

Date: March 9, 2012	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber

Date: March 9, 2012	By	/s/	Bryan S. Chapell
Bryan S. Chapell

Date: March 9, 2012	By	/s/	Lawrence A. Collett
Lawrence A. Collett

Date: March 9, 2012	By	/s/	Robert A. Ebel
Robert A. Ebel

Date: March 9, 2012	By	/s/	Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: March 9, 2012	By	/s/	John L. Gillis, Jr.
John L. Gillis, Jr.

Date: March 9, 2012	By	/s/	Wayne J. Grace
Wayne J. Grace

Date: March 9, 2012	By	/s/	James J. Lindemann
James J. Lindemann

Date: March 9, 2012	By	/s/	Randall L. Schilling
Randall L. Schilling

Date: March 9, 2012	By	/s/	Andrew J. Signorelli
Andrew J. Signorelli

Date: March 9, 2012	By	/s/	Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.