Form 10-Q
period 2012-03-31
CASS INFORMATION SYSTEMS INC
filed 2012-05-04
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File No. 000-20827
________________
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes                                            No               X

     The number of shares outstanding of registrant's only class of stock as of May 4, 2012: Common stock, par value $.50 per share – 10,387,407 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets
	March 31, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Income
	Three months ended March 31, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2012 and 2011 (unaudited)	5

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2012 and 2011 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

Item 4.	CONTROLS AND PROCEDURES	25

PART II – Other Information – Items 1. – 6.		25

SIGNATURES		27

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in the section Part I, Item 1A, “Risk Factors” of the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31,
	2012	December 31,
	(Unaudited)	2011
Assets
Cash and due from banks	$10,144	$12,579
Interest-bearing deposits in other financial institutions	89,902	123,551
Federal funds sold and other short-term investments	59,070	99,832
Cash and cash equivalents	159,116	235,962
Securities available-for-sale, at fair value	309,209	310,612
Loans	690,357	671,565
Less: Allowance for loan losses	12,947	12,954
Loans, net	677,410	658,611
Premises and equipment, net	9,274	9,587
Investments in bank-owned life insurance	14,506	14,375
Payments in excess of funding	65,625	61,378
Goodwill	11,590	7,471
Other intangible assets, net	3,699	161
Other assets	23,085	21,144
Total assets	$1,273,514	$1,319,301

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$125,500	$131,956
Interest-bearing	390,416	416,412
Total deposits	515,916	548,368
Accounts and drafts payable	574,990	595,201
Other liabilities	19,229	15,184
Total liabilities	1,110,135	1,158,753

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 20,000,000
shares authorized and 10,890,163 shares issued at both
March 31, 2012 and December 31, 2011	5,445	5,445
Additional paid-in capital	80,744	80,971
Retained earnings	93,996	89,853
Common shares in treasury, at cost (507,045 shares at
March 31, 2012 and 532,233 shares at
December 31, 2011)	(12,525)	(12,968)
Accumulated other comprehensive loss	(4,281)	(2,753)
Total shareholders’ equity	163,379	160,548
Total liabilities and shareholders’ equity	$1,273,514	$1,319,301

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended
	March 31,
	2012	2011
Fee Revenue and Other Income:
Information services payment and processing revenue	$16,487	$14,347
Bank service fees	298	352
Gains on sales of securities	966	—
Other	132	133
Total fee revenue and other income	17,883	14,832

Interest Income:
Interest and fees on loans	8,940	10,253
Interest and dividends on securities:
Taxable	10	5
Exempt from federal income taxes	2,510	2,477
Interest on federal funds sold and
other short-term investments	129	169
Total interest income	11,589	12,904

Interest Expense:
Interest on deposits	838	1,206
Total interest expense	838	1,206
Net interest income	10,751	11,698
Provision for loan losses	200	450
Net interest income after provision for loan
losses	10,551	11,248
Total net revenue	28,434	26,080

Operating Expense:
Salaries and employee benefits	15,561	13,706
Occupancy	532	648
Equipment	863	847
Amortization of intangible assets	139	27
Other operating	3,246	2,906
Total operating expense	20,341	18,134
Income before income tax expense	8,093	7,946
Income tax expense	2,185	2,227
Net Income	$5,908	$5,719

Basic Earnings Per Share	$.57	$.55
Diluted Earnings Per Share	.56	.55

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$5,908	$5,719
Other comprehensive income:
Net unrealized (loss) gain on securities
available-for-sale, net of tax	(903)	803
Reclassification adjustments for gains
included in net income, net of tax	(628)	—
Foreign currency translation adjustments	3	—
Comprehensive income	$4,380	$6,522

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$5,908	$5,719
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,515	1,091
Gains on sales of securities	(966)	—
Provision for loan losses	200	450
Stock-based compensation expense	351	350
Increase in income tax liability	1,770	1,868
Increase in pension liability	129	60
Other operating activities, net	903	(808)
Net cash provided by operating activities	9,810	8,730

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	14,659	501
Proceeds from maturities of securities available-for-sale	2,950	5,385
Purchase of securities available-for-sale	(18,490)	(9,027)
Net increase in loans	(18,999)	(953)
Increase in payments in excess of funding	(4,247)	(7,931)
Purchases of premises and equipment, net	(168)	(465)
Acquisition of waste expense management service company’s assets	(7,798)	—
Net cash used in investing activities	(32,093)	(12,490)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(6,456)	13,282
Net decrease in interest-bearing demand and savings deposits	(14,130)	(8,170)
Net (decrease) increase in time deposits	(11,866)	1,946
Net decrease in accounts and drafts payable	(20,211)	(1,952)
Cash dividends paid	(1,765)	(1,505)
Distribution of stock awards, net	(135)	(113)
Net cash (used in) provided by financing activities	(54,563)	3,488
Net decrease in cash and cash equivalents	(76,846)	(272)
Cash and cash equivalents at beginning of period	235,962	138,929
Cash and cash equivalents at end of period	$159,116	$138,657

Supplemental information:
Cash paid for interest	$842	$1,186
Cash paid for income taxes	293	365

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2011. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 – Intangible Assets

The Company accounts for intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets,” which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

In January 2012, the Company acquired the assets of Waste Reduction Consultants, Inc., (“WRC”) and recorded intangible assets of $3,183,000 for the customer list, $261,000 for two non-compete agreements and software of $234,000.

Details of the Company’s intangible assets are as follows:

	March 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	3,933	(696)	750	(589)
Non-compete agreements	261	(13)	–	–
Software	234	(20)	–	–

Unamortized intangible assets:
Goodwill	11,817	(227)	7,698	(227)
Total intangible assets	$16,245	$(956)	$8,448	$(816)

The customer lists are amortized over seven and ten years; the non-compete agreements over five years; and, software over three years. Amortization of intangible assets amounted to $139,000 for the three-month period ended March 31, 2012 and $27,000 for the three-month period ended March 31, 2011. Estimated amortization of intangibles over the next five years is as follows: $556,000 in 2012, $502,000 in 2013, $449,000 in 2014, and $371,000 in both 2015 and 2016.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three months ended March 31, 2012 or 2011. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2012	2011
Basic
Net income	$5,908	$5,719
Weighted-average common shares outstanding	10,335,655	10,292,305
Basic earnings per share	$.57	$.55
Diluted
Net income	$5,908	$5,719
Weighted-average common shares outstanding	10,335,655	10,292,305
Effect of dilutive restricted stock, stock options and stock
appreciation rights	159,634	139,515
Weighted-average common shares outstanding assuming dilution	10,495,289	10,431,820
Diluted earnings per share	$.56	$.55

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 330,000 shares of the Company’s common stock. The Company did not repurchase any shares during the three-month periods ended March 31, 2012 and 2011. As of March 31, 2012, 330,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 – Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements.

The Information Services segment provides freight, utility, telecommunication and environmental invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately-held businesses and churches.

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

Substantially all revenue originates from and all long-lived assets are located within North America, and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue.

Assets represent actual assets owned by Information Services and there is no allocation methodology used. Loans are sold by Banking Services to Information Services to create liquidity when the Bank’s loan-to-deposit ratio is greater than 100%. Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively.

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Quarter Ended March 31, 2012
Total Revenues:
Revenue from customers	$22,548	$5,886	$—	$28,434
Intersegment income (expense)	2,540	428	(2,968)	—
Net income	5,734	2,031	(1,857)	5,908
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,699	—	—	3,699
Total assets	693,352	590,458	(10,296)	1,273,514
Quarter Ended March 31, 2011
Total Revenues:
Revenue from customers	$19,846	$6,234	$—	$26,080
Intersegment income (expense)	2,626	457	(3,083)	—
Net income	3,552	2,167	—	5,719
Goodwill	7,335	136	—	7,471
Other intangible assets, net	241	—	—	241
Total assets	615,586	591,457	(7,023)	1,200,020

Note 6 – Loans by Type

A summary of loan categories is as follows:

	March 31,	December 31,
(In thousands)	2012	2011
Commercial and industrial	$155,914	$136,916
Real estate
Commercial:
Mortgage	140,517	140,848
Construction	11,081	9,067
Church, church-related:
Mortgage	348,683	347,726
Construction	33,941	36,497
Other	221	511
Total loans	$690,357	$671,565

The following table presents the aging of loans by loan categories at March 31, 2012 and December 31, 2011:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non	Total
(In thousands)	Current	Days	Days	Over	Accrual	Loans
March 31, 2012
Commercial and industrial	$155,862	$—	$—	$—	$52	$155,914
Real estate
Commercial:
Mortgage	133,131	23	—	—	7,363	140,517
Construction	11,081	—	—	—	—	11,081
Church, church-related:
Mortgage	348,469	—	—	—	214	348,683
Construction	33,941	—	—	—	—	33,941
Other	221	—	—	—	—	221
Total	$682,705	$23	$—	$—	$7,629	$690,357
December 31, 2011
Commercial and industrial	$136,850	$—	$10	$—	$56	$136,916
Real estate
Commercial:
Mortgage	139,249	137	—	29	1,433	140,848
Construction	9,067	—	—	—	—	9,067
Church, church-related:
Mortgage	347,506	—	—	—	220	347,726
Construction	36,497	—	—	—	—	36,497
Other	511	—	—	—	—	511
Total	$669,680	$137	$10	$29	$1,709	$671,565

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2012 and December 31, 2011:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special	Total
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Loans
March 31, 2012
Commercial and industrial	$151,692	$4,170	$52	$155,914
Real estate
Commercial:
Mortgage	125,936	7,218	7,363	140,517
Construction	11,081	—	—	11,081
Church, church-related:
Mortgage	346,214	2,255	214	348,683
Construction	33,941	—	—	33,941
Other	221	—	—	221
Total	$669,085	$13,643	$7,629	$690,357
December 31, 2011
Commercial and industrial	$132,475	$4,385	$56	$136,916
Real estate
Commercial:
Mortgage	125,850	13,536	1,462	140,848
Construction	9,067	—	—	9,067
Church, church-related:
Mortgage	336,727	10,779	220	347,726
Construction	36,497	—	—	36,497
Other	511	—	—	511
Total	$641,127	$28,700	$1,738	$671,565

[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and non-performing. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At March 31, 2012 and December 31, 2011, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. Loans delinquent 90 days or more and still accruing interest at March 31, 2012 and December 31, 2011 were $0 and $29,000, respectively. Loans classified as troubled debt restructuring were $0 and $4,479,000 at March 31, 2012 and December 31, 2011, respectively. There are two foreclosed loans with a book value of $1,689,000 which have been recorded as other real estate owned (included in other assets) as of March 31, 2012 and December 31, 2011.

The following table presents the recorded investment and unpaid principal balance for impaired loans at March 31, 2012 and December 31, 2011:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
March 31, 2012
Commercial and industrial:
Nonaccrual	$52	$52	$26
Troubled debt restructurings still accruing	—	—	—
Real estate
Commercial – Mortgage:
Nonaccrual	7,363	7,363	1,148
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructurings still accruing	—	—	—
Church – Mortgage:
Nonaccrual	214	214	115
Total impaired loans	$7,629	$7,629	$1,289
December 31, 2011
Commercial and industrial:
Nonaccrual	$56	$56	$28
Troubled debt restructurings still accruing	83	83	8
Real estate
Commercial – Mortgage:
Nonaccrual	1,433	1,433	149
Past due 90 days or more and still accruing	29	29	—
Troubled debt restructurings still accruing	4,396	4,396	766
Church – Mortgage:
Nonaccrual	220	220	115
Total impaired loans	$6,217	$6,217	$1,066

A summary of the activity in the allowance for loan losses from December 31, 2011 to March 31, 2012 is as follows:

	December 31,	Charge-			March 31,
(In thousands)	2011	Offs	Recoveries	Provision	2012
Commercial and industrial	$2,594	$—	$47	$97	$2,738
Real estate
Commercial:
Mortgage	4,776	254	—	391	4,913
Construction	167	—	—	29	196
Church, church-related:
Mortgage	4,797			(164)	4,633
Construction	616	—	—	(152)	464
Other	4	—	—	(1)	3
Total	$12,954	$254	$47	$200	$12,947

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2012 and December 31, 2011, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2012 the balance of unused loan commitments, standby and commercial letters of credit were $11,475,000, $16,408,000, and $3,985,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at March 31, 2012:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 year	Years	Years	Years
Operating lease commitments	$1,504	$585	$750	$169	$—
Time deposits	119,215	108,379	8,232	2,604	—
Total	$120,719	$108,964	$8,982	$2,773	$—

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The 2007 Omnibus Incentive Stock Plan (the “Omnibus Plan”) permits the issuance of up to 968,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the three months ended March 31, 2012, 21,516 restricted shares and 83,968 SARs were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. As of March 31, 2012, the total unrecognized compensation expense related to non-vested common stock was $1,492,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended
	March 31, 2012
	Shares	Fair Value
Balance at December 31, 2011	52,470	$29.86
Granted	21,516	36.92
Vested	(20,894)	27.36
Forfeited	—	—
Balance at March 31, 2012	53,092	$33.70

Stock Options
Stock options vest and expire over a period not to exceed seven years. As of March 31, 2012, the total unrecognized compensation expense related to non-vested stock options was $14,000, and the related weighted-average period over which it is expected to be recognized is approximately .8 years. Following is a summary of the activity of the stock options during the three-month period ended March 31, 2012:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2011	30,628	$17.79	.84	$545
Exercised	12,101	16.26
Outstanding at March 31, 2012	18,527	$18.79	.77	$392
Exercisable at March 31, 2012	18,527	$18.79	.77	$392

The total intrinsic value of options exercised was $268,000 and $140,000, for the three-month periods ended March 31, 2012 and 2011, respectively. Following is a summary of the activity of the non-vested stock options during the three-month period ended March 31, 2012:

		Weighted-Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2011	3,674	$2.69
Vested	3,674	2.69
Non-vested at March 31, 2012	—	$0.00

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the grant date. As of March 31, 2012, the total unrecognized compensation expense was $4,738,000 and the related weighted-average period over which it is expected to be recognized is 2.2 years. Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2012:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2011	332,586	$26.87	7.42	$3,166
Granted	83,968	36.92
Exercised	(12,657)	25.35
Outstanding at March 31, 2012	403,897	29.01	7.77	4,420
Exercisable at March 31, 2012	256,366	$25.62	6.79	$3,673

Following is a summary of the activity of non-vested SARs during the three-month period ended March 31, 2012:

		Weighted-Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2011	144,321	$29.35
Granted	83,968	36.92
Vested	(80,758)	27.49
Non-vested at March 31, 2012	147,531	$34.89

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the per share fair value of SARs granted:

	Three Months Ended
	March 31,
	2012	2011
Risk-free interest rate	1.38%	2.70%
Expected life	7 yrs.	7 yrs.
Expected volatility	29.39%	27.86%
Expected dividend yield	1.84%	1.77%

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

Note 9 – Defined Pension Plans

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

	Estimated	Actual
(In thousands)	2012	2011
Service cost – benefits earned during the year	$2,688	$2,073
Interest cost on projected benefit obligation	2,532	2,423
Expected return on plan assets	(3,968)	(3,314)
Net amortization and deferral	1,396	603
Net periodic pension cost	$2,648	$1,785

Pension costs recorded to expense were $665,000 and $466,000 for the three-month periods ended March 31, 2012 and 2011, respectively. The increase in pension costs is primarily due to additional employees for the year ended December 31, 2011. The Company made a contribution of $750,000 to the plan during the three-month period ended March 31, 2012 and expects to contribute at least an additional $2,250,000 in 2012.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2011 and an estimate for 2012:

	Estimated	Actual
(In thousands)	2012	2011
Service cost – benefits earned during the year	$134	$89
Interest cost on projected benefit obligation	329	295
Net amortization	422	250
Net periodic pension cost	$885	$634

Pension costs recorded to expense were $224,000 and $158,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

Note 10 – Income Taxes

As of March 31, 2012, the Company’s unrecognized tax benefits were approximately $2,188,000, of which $1,587,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2011, the Company’s unrecognized tax benefits were approximately $2,069,000, of which $1,496,000 would, if recognized, affect the Company’s effective tax rate. During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $456,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $112,000 and $95,000 of gross interest accrued as of March 31, 2012 and December 31, 2011 respectively. There were no penalties for unrecognized tax benefits accrued at March 31, 2012 and December 31, 2011.

The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. U.S. federal income tax returns for tax years 2008 through 2010 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2007 through 2010.

Note 11 – Investment in Securities

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

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$288,537	$17,816	$394	$305,959
Certificates of deposit	3,250	—	—	3,250
Total	$291,787	$17,816	$394	$309,209

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$287,585	$19,797	$20	$307,362
Certificates of deposit	3,250	—	—	3,250
Total	$290,835	$19,797	$20	$310,612

The fair values of securities with unrealized losses are as follows:

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	losses
State and political
subdivisions	$25,593	$394	$—	$—	$25,593	$394
Certificates of deposit	—	—	—	—	—	—
Total	$25,593	$394	$—	$—	$25,593	$394

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	Losses
State and political
subdivisions	$4,362	$20	$—	$—	$4,362	$20
Certificates of deposit	—	—	—	—	—	—
Total	$4,362	$20	$—	$—	$4,362	$20

There were 30 securities (none greater than 12 months) in an unrealized loss position as of March 31, 2012. There were 7 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2011. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2012
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$8,119	$8,220
Due after 1 year through 5 years	48,415	52,210
Due after 5 years through 10 years	120,163	128,348
Due after 10 years	115,090	120,431
Total	$291,787	$309,209

There was one security for $3,250,000 pledged to secure public deposits and for other purposes at March 31, 2012.

Proceeds from sales of investment securities classified as available for sale were $14,659,000 and $501,000 for the first three months of 2012 and 2011, respectively. There were $966,000 gross realized gains for the first three months of 2012 and no gross realized gains or losses for the first three months of 2011.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2012		December 31, 2011
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$159,116	$159,116	$235,962	$235,962
Investment securities	309,209	309,209	310,612	310,612
Loans, net	677,410	683,080	658,611	665,348
Accrued interest receivable	5,876	5,876	6,125	6,125
Total	$1,151,611	$1,157,281	$1,211,310	$1,218,047
Balance sheet liabilities:
Deposits	$515,916	$516,430	$548,368	$548,985
Accounts and drafts payable	574,990	574,990	595,201	595,201
Accrued interest payable	155	155	159	159
Total	$1,091,061	$1,091,575	$1,143,728	$1,144,345

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Other Short-term Instruments – For cash and cash equivalents, accrued interest receivable, accounts and drafts payable and accrued interest payable, the carrying amount is a reasonable estimate of fair value because of the demand nature or short maturities of these instruments.

Investment in Securities – The fair value is measured using Level 2 valuations.

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2012 and 2011. No financial instruments are measured using Level 3 inputs for the three months ended March 31, 2012 and 2011.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2012 and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Breda, Netherlands and Jacksonville, Florida. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which include electricity, gas and telecommunications expenses, and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from freight, utility, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the “Bank”), provides banking/loan services in the St. Louis metropolitan area, Orange County, California, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, utility, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. As economic conditions continued to slowly improve in 2012, the number and total dollar volumes of transactions processed increased, thereby increasing fee revenue, interest income, and liquidity. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2011 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

In January 2011, Cass opened an office in Breda, Netherlands, to support the Company’s multinational information processing clients. The revenues, expenditures and assets related to this office did not account for a significant portion of the Company’s business during the three months ended March 31, 2011 and 2012 and the current activities are not significant enough to pose substantial risk.

On January 6, 2012, the Company acquired the assets of WRC, one of the fastest-growing providers of environmental expense management services. This acquisition positions the Company to expand its portfolio of services for controlling facility-related expenses and accelerates Cass’ leadership position as a back-office business processor. The results of operations for this new service are included in the Information Services business segment.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the three months ended March 31, 2012 or for the fiscal year ended December 31, 2011, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as calculated by an independent research firm. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with FASB ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Note 10 to the financial statements.

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2011, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10 to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2012 (“First Quarter of 2012”) compared to the three-month period ended March 31, 2011 (“First Quarter of 2011”). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2011 Annual Report on Form 10-K. Results of operations for the First Quarter of 2012 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
(In thousands except per share data)	2012	2011	% Change
Net income	$5,908	$5,719	3.3%
Diluted earnings per share	$.56	$.55	1.8%
Return on average assets	1.79%	1.86%
Return on average equity	14.69%	16.23%

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

	First Quarter of
(In thousands)	2012	2011	% Change
Transportation Core Invoice Transaction Volume*	6,873	6,670	3.04%
Transportation Invoice Dollar Volume	$5,382,091	$4,568,930	17.80%
Utility Transaction Volume	3,607	3,358	7.42%
Utility Transaction Dollar Volume	$2,592,486	$2,689,235	(3.60)%
Payment and Processing Fees	$16,487	$14,347	14.92%

*	Core invoices exclude parcel shipments.

First Quarter of 2012 compared to First Quarter of 2011:

Transportation transaction and dollar volumes were up 3% and 18%, respectively, due to new business and improved activity from existing customers. Utility transaction volumes rose 7% due to new business and improved activity from existing customers, while utility dollar volumes fell 4% due to the unseasonably mild winter temperatures experienced across much of the U.S.

Bank service fees decreased $54,000, or 15% and other income decreased $1,000. There were $966,000 gains on sales of securities in First Quarter 2012 and no gains or losses on sales of securities in the First Quarter of 2011.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in net interest income and related factors:

	First Quarter of
(In thousands)	2012	2011	% Change
Average earnings assets	$1,193,752	$1,149,715	3.83%
Average interest-bearing liabilities	402,859	409,071	(.02)%
Net interest income*	12,102	13,033	(7.14)%
Net interest margin*	4.08%	4.60%
Yield on earning assets*	4.36%	5.02%
Rate on interest bearing liabilities	.84%	1.20%

*	Presented on a tax-equivalent basis assuming a tax rate of 35%.

First Quarter of 2012 compared to First Quarter of 2011:

First Quarter 2012 average earning assets increased approximately $44,037,000, or 4%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2012 as the general level of interest rates remained low.

Total average loans decreased $27,813,000, or 4%, to $677,890,000 for the First Quarter of 2012 as compared to the First Quarter of 2011. This decrease was the result of intense competition from other lenders. Average investment securities increased $35,963,000, or 14%, to $293,353,000 as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the First Quarter of 2012 decreased $6,210,000, or 2%, to $402,859,000 compared to the First Quarter of 2011. Accounts and drafts payable increased $58,688,000, or 11%, as freight and utility payment processing activities increased.

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

	First Quarter of 2012			First Quarter of 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$677,183	$8,939	5.31%	$704,737	$10,249	5.90%
Tax-exempt[4]	707	1.57		966	6	2.52
Investment securities[5]:
Taxable	981	6	2.46	928	5	2.19
Tax-exempt[4]	289,122	3,861	5.37	256,462	3,810	6.02
Certificates of deposit	3,250	4.50		—	—	—
Interest-bearing deposits in
other financial institutions	116,553	87.30		62,287	66.43
Federal funds sold and other
short-term investments	105,956	42.16		124,335	103.34
Total earning assets	1,193,752	12,940	4.36	1,149,715	14,239	5.02
Non-earning assets
Cash and due from banks	12,224			11,464
Premises and equipment, net	9,539			9,679
Bank-owned life insurance	14,426			14,267
Goodwill and other
intangibles	13,187			7,728
Other assets	95,990			62,954
Allowance for loan losses	(12,964)			(12,074)
Total assets	$1,326,154			$1,243,733
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$254,042	$444.70%		$218,525	$556	1.03%
Savings deposits	22,566	39.70		24,831	64	1.05
Time deposits >=$100	43,868	137	1.26	53,609	184	1.39
Other time deposits	82,383	218	1.06	112,104	402	1.45
Total interest-bearing deposits	402,859	838.84		409,069	1,206	1.20
Short-term borrowings	—	—	—	2	—	—
Total interest bearing liabilities	402,859	838.84		409,071	1,206	1.20
Non-interest bearing liabilities
Demand deposits	137,034			130,406
Accounts and drafts payable	608,482			549,794
Other liabilities	16,027			11,534
Total liabilities	1,164,402			1,100,805
Shareholders’ equity	161,752			142,928
Total liabilities and shareholders’ equity	$1,326,154			$1,243,733
Net interest income		$12,102			$13,033
Net interest margin			4.08%			4.60%
Interest spread			3.52			3.83

1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2011 consolidated financial statements, filed with the Company’s 2011 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $70,000 and $238,000 for the First Quarter of 2012 and 2011, respectively.

4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,351,000 and $1,335,000 for the First Quarter of 2012 and 2011, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	First Quarter of 2012 Over
	First Quarter of 2011
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(369)	$(941)	$(1,310)
Tax-exempt[3]	(1)	(4)	(5)
Investment securities:
Taxable	—	1	1
Tax-exempt[3]	479	(428)	51
Certificates of deposit	2	2	4
Interest-bearing deposits in
other financial institutions	45	(24)	21
Federal funds sold and other
short-term investments	(13)	(48)	(61)
Total interest income	143	(1,442)	(1,299)
Interest expense on:
Interest-bearing demand deposits	83	(195)	(112)
Savings deposits	(5)	(20)	(25)
Time deposits >=$100	(31)	(16)	(47)
Other time deposits	(91)	(93)	(184)
Total interest expense	(44)	(324)	(368)
Net interest income	187	(1,118)	(931)

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses. There was a $200,000 and $450,000 provision for loan losses during the First Quarter of 2012 and the First Quarter of 2011, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were net loan charge offs of $207,000 in the First Quarter of 2012 compared to $36,000 in recoveries for the same period in 2011.

The allowance for loan losses at March 31, 2012 was $12,947,000 and at December 31, 2011 was $12,954,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2012 was 1.88% compared to 1.93% at December 31, 2011. Nonperforming loans were $7,629,000, or 1.11%, of total loans at March 31, 2012 compared to $1,738,000, or .26%, of total loans at December 31, 2011. These loans, which are also considered impaired, consisted of six nonaccrual loans to borrowers in financial trouble. Nonperforming loans at December 31, 2011 consisted of four nonaccrual loans. Total nonperforming loans increased $7,090,000 from March 31, 2011. This increase was due to the addition of four loans and the write-off of two loans.

In addition to the loans discussed above, at March 31, 2012, loans totaling $6,886,000 not included in the table below were identified by management as subject to special monitoring. These loans possess some credit deficiency or potential weakness which requires a high level of management attention.

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

Summary of Asset Quality

The following table presents information pertaining to the Company's provision for loan losses and analysis of the allowance for loan losses:

	First Quarter of
(In thousands)	2012	2011
Allowance at beginning of period	$12,954	$11,891
Provision charged to expense	200	450
Loans charged off	(254)	—
Recoveries on loans previously charged off	47	36
Net recoveries (loans charged off)	(207)	36
Allowance at end of period	$12,947	$12,377
Loans outstanding:
Average	$677,890	$705,703
March 31	690,357	709,622
Ratio of allowance for loan losses to loans outstanding:
Average	1.91%	1.75%
March 31	1.88	1.74
Nonperforming loans:
Nonaccrual loans	$7,629	$539
Loans past due 90 days or more	—	—
Renegotiated loans	—	—
Total nonperforming loans	$7,629	$539
Foreclosed assets	1,689	1,910
Nonperforming loans as a % of average loans	1.11%	.08%

The Bank had two properties carried as other real estate owned of $1,689,000 and $1,910,000 as of March 31, 2012 and 2011, respectively.

Operating Expense

Total operating expenses for the First Quarter of 2012 were up $2,207,000, or 12%, compared to the First Quarter of 2011.

Salaries and benefits expense for the First Quarter of 2012 increased $1,855,000, or 14%, compared to the First Quarter of 2011 due to higher payroll and pension expenses.

Occupancy expense for the First Quarter of 2012 decreased $116,000, or 18%, to $532,000 from the First Quarter of 2011 as maintenance and repair costs and rental expense declined with the consolidation of bank branches.

Equipment expense for the First Quarter of 2012 increased $16,000, or less than 2%, compared to the First Quarter of 2011.

Amortization of intangible assets increased $112,000 for the First Quarter of 2012 over 2011 due to the purchase of the assets of WRC.

Other operating expenses for the First Quarter of 2012 increased $340,000, or 12%, compared to the First Quarter of 2011 due to an increase in promotional expense and additional litigation expense.

Income tax expense for the First Quarter of 2012 decreased $42,000, or 2%, compared to the First Quarter of 2011. The effective tax rate was 27% and 28% for the First Quarters of 2012 and 2011, respectively.

Financial Condition

Total assets at March 31, 2012 were $1,273,514,000, a decrease of $45,787,000, or 3%, from December 31, 2011. The most significant changes in asset balances during this period were a decrease of $76,846,000 in cash and cash equivalents offset by an increase in loans of $18,792,000. Changes in federal funds sold and other short-term investments reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2012 were $1,110,135,000, a decrease of $48,618,000, or 4%, from December 31, 2011. Total deposits at March 31, 2012 were $515,916,000 a decrease of $32,452,000, or 6%, from December 31, 2011. Accounts and drafts payable at March 31, 2012 were $574,990,000, a decrease of $20,210,000, or 3%, from December 31, 2011. Total shareholders’ equity at March 31, 2012 was $163,379,000, a $2,831,000, or 2%, increase from December 31, 2011.

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

The increase in total shareholders’ equity resulted from net income of $5,908,000, plus $216,000 from stock-based bonuses off-set by an increase in other comprehensive loss of $1,528,000 and dividends paid of $1,765,000 ($.17 per share).

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments, and was $159,116,000 at March 31, 2012, a decrease of $77,000,000, or 33%, from December 31, 2011. At March 31, 2012, these assets represented 12% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $309,209,000 at March 31, 2012, a decrease of $1,403,000, or less than 1%, from December 31, 2011. These assets represented 24% of total assets at March 31, 2012. Of this total, 99% were state and political subdivision securities. Of the total portfolio, 3% mature in one year, 17% mature in one to five years, and 80% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Company has secured lines of credit with the Federal Home Loan Bank of $123,158,000 collateralized by commercial mortgage loans. The Company also has a secured federal funds line of credit of $29,750,000 with the UMB Bank. There were no amounts outstanding under any line of credit as of March 31, 2012 or December 31, 2011.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”). Time deposits include $75,023,000 of CDARS deposits which offer the Bank’s customers the ability to maximize FDIC insurance coverage. The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $9,810,000 for the First Quarter of 2012 compared with $8,730,000 for the First Quarter of 2011. This increase is attributable to the increases in net income of $189,000 and the increase in depreciation and amortization of $424,000 offset by gains on sales of securities of $966,000 and the other normal fluctuations in asset and liability accounts of $1,433,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2012, which are estimated to be less than $3,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2012		December 31, 2011
(In thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$163,483	18.38%	$166,605	19.03%
Cass Commercial Bank	68,919	13.03%	66,851	12.71%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$152,343	17.13%	$155,638	17.78%
Cass Commercial Bank	62,279	11.78%	60,248	11.46%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$152,343	11.62%	$155,638	11.53%
Cass Commercial Bank	62,279	10.12%	60,248	9.49%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2012 has changed materially from that at December 31, 2011.

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

There were no changes in the First Quarter of 2012 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company has included in Part I, Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2011 disclosure regarding certain legal proceedings. On September 28, 2010, Asentinel LLC (“Asentinel”) filed a lawsuit in the United States District Court for the Western District of Tennessee against the Company, AnchorPoint, Inc. (“AnchorPoint”) and Veramark Technologies, Inc. (“Veramark”), alleging infringement of two Asentinel patents by the Company. The lawsuit and all claims were settled by mutual agreement and the suit was dismissed with prejudice on April 11, 2012. There were no material developments with regard to the other proceeding during the three months ended March 31, 2012.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes the outcome of all proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2011, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2011 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2012.

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 4, 2012	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 4, 2012	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)