Form 10-Q
period 2012-06-30
CASS INFORMATION SYSTEMS INC
filed 2012-08-03
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Yes                                            No               X

     The number of shares outstanding of registrant's only class of stock as of July 30, 2012: Common stock, par value $.50 per share – 10,387,961 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	June 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2012 and 2011 (unaudited)	5

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2012 and 2011 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4.	CONTROLS AND PROCEDURES	29

PART II – Other Information – Items 1. – 6.		29

SIGNATURES		31

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Cash and due from banks	$11,641	$12,579
Interest-bearing deposits in other financial institutions	85,742	123,551
Federal funds sold and other short-term investments	59,279	99,832
Cash and cash equivalents	156,662	235,962
Securities available-for-sale, at fair value	322,789	310,612
Loans	693,412	671,565
Less: Allowance for loan losses	12,623	12,954
Loans, net	680,789	658,611
Premises and equipment, net	9,397	9,587
Investment in bank-owned life insurance	14,639	14,375
Payments in excess of funding	69,141	61,378
Goodwill	11,590	7,471
Other intangible assets, net	4,052	161
Other assets	22,201	21,144
Total assets	$1,291,260	$1,319,301

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$132,561	$131,956
Interest-bearing	378,502	416,412
Total deposits	511,063	548,368
Accounts and drafts payable	592,819	595,201
Other liabilities	18,883	15,184
Total liabilities	1,122,765	1,158,753

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common Stock, par value $.50 per share; 20,000,000
shares authorized and 10,890,163 shares issued at June 30, 2012
and December 31, 2011	5,445	5,445
Additional paid-in capital	80,988	80,971
Retained earnings	98,192	89,853
Common shares in treasury, at cost (502,202 shares at June 30, 2012
and 532,233 shares at December 31, 2011)	(12,411)	(12,968)
Accumulated other comprehensive loss	(3,719)	(2,753)
Total shareholders’ equity	168,495	160,548
Total liabilities and shareholders’ equity	$1,291,260	$1,319,301

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fee Revenue and Other Income:
Information services payment and processing revenue	$16,625	$15,219	$33,112	$29,566
Bank service fees	311	382	609	734
Gains on sales of securities	1,168	48	2,134	48
Other	133	134	265	267
Total fee revenue and other income	18,237	15,783	36,120	30,615

Interest Income:
Interest and fees on loans	8,962	10,129	17,902	20,382
Interest and dividends on securities:
Taxable	13	13	23	18
Exempt from federal income taxes	2,443	2,498	4,953	4,975
Interest on federal funds sold and
other short-term investments	112	155	241	324
Total interest income	11,530	12,795	23,119	25,699

Interest Expense:
Interest on deposits	760	1,125	1,598	2,331
Net interest income	10,770	11,670	21,521	23,368
Provision for loan losses	600	850	800	1,300
Net interest income after provision for loan
losses	10,170	10,820	20,721	22,068
Total net revenue	28,407	26,603	56,841	52,683

Operating Expense:
Salaries and employee benefits	15,498	14,146	31,059	27,852
Occupancy	559	557	1,091	1,205
Equipment	884	848	1,747	1,695
Amortization of intangible assets	147	27	286	54
Other operating	3,152	3,057	6,398	5,963
Total operating expense	20,240	18,635	40,581	36,769

Income before income tax expense	8,167	7,968	16,260	15,914
Income tax expense	2,205	2,229	4,390	4,456
Net Income	$5,962	$5,739	$11,870	$11,458

Basic earnings per share	.58	.56	1.15	1.11
Diluted earnings per share	.57	.55	1.13	1.10

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Comprehensive income:
Net income	$5,962	$5,739	$11,870	$11,458
Other comprehensive income:
Net unrealized gain on securities
available-for-sale, net of tax	1,352	202	449	1,005
Reclassification adjustments for gains included in
net income, net of tax	(759)	(31)	(1,387)	(31)
Foreign currency translation adjustments	(31)	—	(28)	—
Total comprehensive income	$6,524	$5,910	$10,904	$12,432

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$11,870	$11,458
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,112	2,228
Gains on sales of securities	(2,134)	(48)
Provision for loan losses	800	1,300
Stock-based compensation expense	702	700
Increase (decrease) in income tax liability	890	(235)
Increase in pension liability	203	231
Other operating activities, net	1,263	(996)
Net cash provided by operating activities	16,706	14,638

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	29,749	5,405
Proceeds from maturities of securities available-for-sale	5,940	7,680
Purchase of securities available-for-sale	(49,042)	(12,342)
Net increase in loans	(22,978)	(10,116)
Increase in payments in excess of funding	(7,763)	(23,394)
Purchases of premises and equipment, net	(768)	(1,143)
Acquisition of waste expense management service company’s assets	(7,798)	—
Net cash used in investing activities	(52,660)	(33,910)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	605	21,036
Net decrease in interest-bearing demand and savings deposits	(27,722)	(5,972)
Net decrease in time deposits	(10,188)	(11,942)
Net (decrease) increase in accounts and drafts payable	(2,382)	84,499
Cash dividends paid	(3,531)	(3,011)
Distribution of stock awards, net	(128)	(249)
Other financing activities, net	—	114
Net cash (used in) provided by financing activities	(43,346)	84,475
Net (decrease) increase in cash and cash equivalents	(79,300)	65,203
Cash and cash equivalents at beginning of period	235,962	138,929
Cash and cash equivalents at end of period	$156,662	$204,132

Supplemental information:
Cash paid for interest	$1,624	$2,342
Cash paid for income taxes	3,373	4,135

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

In January 2012, the Company acquired the assets of Waste Reduction Consultants, Inc. (“WRC”), and recorded intangible assets of $3,183,000 for the customer list, $261,000 for two non-compete agreements and software of $234,000.

Details of the Company’s intangible assets are as follows:

	June 30, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(802)	$750	$(589)
Non-compete agreements	261	(26)	—	—
Software	234	(39)	—	—
Other	500	(9)	—	—
Unamortized intangible assets:
Goodwill	11,817	(227)	7,698	(227)
Total intangible assets	$16,745	$(1,103)	$8,448	$(816)

The customer lists are amortized over seven and ten years; the non-compete agreements over five years; software over three years and other intangible assets over 15 years. Amortization of intangible assets amounted to $286,000 and $54,000 for the six-month periods ended June 30, 2012 and 2011, respectively. Estimated amortization of intangibles over the next five years is as follows: $581,000 in 2012, $535,000 in 2013, $482,000 in 2014 and $404,000 in 2015 and 2016.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three-month and six-month periods ended June 30, 2012 and 2011. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share data)	2012	2011	2012	2011
Basic
Net income	$5,962	$5,739	$11,870	$11,458
Weighted-average common shares
outstanding	10,330,961	10,296,796	10,333,308	10,294,563
Basic earnings per share	$.58	$.56	$1.15	$1.11
Diluted
Net income	$5,962	$5,739	$11,870	$11,458
Weighted-average common shares
outstanding	10,330,961	10,296,796	10,333,308	10,294,563
Effect of dilutive restricted stock, stock
options and stock appreciation rights	167,057	142,314	163,345	140,923
Weighted-average common shares
outstanding assuming dilution	10,498,018	10,439,110	10,496,653	10,435,486
Diluted earnings per share	$.57	$.55	$1.13	$1.10

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 330,000 shares of the Company’s common stock. The Company did not repurchase any shares during the six-month periods ended June 30, 2012 and 2011. As of June 30, 2012, 330,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

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

Assets represent actual assets owned by Information Services and there is no allocation methodology used. Loans are sold by Banking Services to Information Services to create liquidity when the loan-to-deposit ratio of the Company’s bank subsidiary, Cass Commercial Bank (the “Bank”) is greater than 100%. Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively.

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and other	Total
Three Months Ended June 30, 2012
Total Net Revenues:
Revenue from customers	$22,173	$6,234	$—	$28,407
Intersegment revenue	2,744	415	(3,159)	—
Net income	5,814	2,213	(2,065)	5,962
Goodwill	11,454	136	—	11,590
Other intangible assets, net	4,052	—	—	4,052
Total assets	714,747	600,553	(24,040)	1,291,260
Three Months Ended June 30, 2011
Total Net Revenues:
Revenue from customers	$20,690	$5,913	$—	$26,603
Intersegment revenue	2,473	484	(2,957)	—
Net income	3,710	2,029	—	5,739
Goodwill	7,335	136	—	7,471
Other intangible assets, net	214	—	—	214
Total assets	705,956	595,471	(13,729)	1,287,698
Six Months Ended June 30, 2012
Total Net Revenues:
Revenue from customers	$44,721	$12,120	$—	$56,841
Intersegment revenue	5,284	843	(6,127)	—
Net income	11,548	4,244	(3,922)	11,870
Goodwill	11,454	136	—	11,590
Other intangible assets, net	4,052	—	—	4,052
Total assets	714,747	600,553	(24,040)	1,291,260
Six Months Ended June 30, 2011
Total Net Revenues:
Revenue from customers	$40,536	$12,147	$—	$52,683
Intersegment revenue	5,099	941	(6,040)	—
Net income	7,262	4,196	—	11,458
Goodwill	7,335	136	—	7,471
Other intangible assets, net	214	—	—	214
Total assets	705,956	595,471	(13,729)	1,287,698

Note 6 – Loans by Type

A summary of loan categories is as follows:

	June 30,	December 31,
(In thousands)	2012	2011
Commercial and industrial	$168,691	$136,916
Real estate
Commercial:
Mortgage	141,640	140,848
Construction	9,608	9,067
Church, church-related:
Mortgage	341,830	347,726
Construction	31,505	36,497
Other	138	511
Total loans	$693,412	$671,565

The following table presents the aging of loans by loan categories at June 30, 2012 and December 31, 2011:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non	Total
(In thousands)	Current	Days	Days	Over	Accrual	Loans
June 30, 2012
Commercial and industrial	$168,644	$—	$—	$—	$47	$168,691
Real estate
Commercial:
Mortgage	135,955	—	—	—	5,685	141,640
Construction	9,608	—	—	—	—	9,608
Church, church-related:
Mortgage	341,623	—	—	—	207	341,830
Construction	31,505	—	—	—	—	31,505
Other	138	—	—	—	—	138
Total	$687,473	$—	$—	$—	$5,939	$693,412
December 31, 2011
Commercial and industrial	$136,850	$—	$10	$—	$56	$136,916
Real estate
Commercial:
Mortgage	139,249	137	—	29	1,433	140,848
Construction	9,067	—	—	—	—	9,067
Church, church-related:
Mortgage	347,506	—	—	—	220	347,726
Construction	36,497	—	—	—	—	36,497
Other	511	—	—	—	—	511
Total	$669,680	$137	$10	$29	$1,709	$671,565

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2012 and December 31, 2011:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special	Total
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Loans
June 30, 2012
Commercial and industrial	$164,509	$4,135	$47	$168,691
Real estate
Commercial:
Mortgage	128,776	7,179	5,685	141,640
Construction	9,608	—	—	9,608
Church, church-related:
Mortgage	339,806	1,817	207	341,830
Construction	31,505	—	—	31,505
Other	138	—	—	138
Total	$674,342	$13,131	$5,939	$693,412
December 31, 2011
Commercial and industrial	$132,475	$4,385	$56	$136,916
Real estate
Commercial:
Mortgage	125,850	13,536	1,462	140,848
Construction	9,067	—	—	9,067
Church, church-related:
Mortgage	336,727	10,779	220	347,726
Construction	36,497	—	—	36,497
Other	511	—	—	511
Total	$641,127	$28,700	$1,738	$671,565

[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At June 30, 2012 and December 31, 2011, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. Loans delinquent 90 days or more and still accruing interest at June 30, 2012 and December 31, 2011 were $0 and $29,000, respectively. Loans classified as troubled debt restructuring were $0 and $4,479,000 at June 30, 2012 and December 31, 2011, respectively. There are two foreclosed loans with a book value of $1,689,000 which have been recorded as other real estate owned (included in other assets) as of June 30, 2012 and December 31, 2011.

The following table presents the recorded investment and unpaid principal balance for impaired loans at June 30, 2012 and December 31, 2011:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
June 30, 2012
Commercial and industrial:
Nonaccrual	$47	$47	$24
Troubled debt restructurings still accruing	—	—	—
Real estate
Commercial – Mortgage:
Nonaccrual	5,685	5,685	728
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructurings still accruing	—	—	—
Church – Mortgage:
Nonaccrual	207	207	115
Total impaired loans	$5,939	$5,939	$867
December 31, 2011
Commercial and industrial:
Nonaccrual	$56	$56	$28
Troubled debt restructurings still accruing	83	83	8
Real estate
Commercial – Mortgage:
Nonaccrual	1,433	1,433	149
Past due 90 days or more and still accruing	29	29	—
Troubled debt restructurings still accruing	4,396	4,396	766
Church – Mortgage:
Nonaccrual	220	220	115
Total impaired loans	$6,217	$6,217	$1,066

A summary of the activity in the allowance for loan losses from December 31, 2011 to June 30, 2012 is as follows:

	December 31,	Charge-
(In thousands)	2011	Offs	Recoveries	Provision	June 30, 2012
Commercial and industrial	$2,594	$—	$107	$17	$2,718
Real estate
Commercial:
Mortgage	4,776	1,238	—	990	4,528
Construction	167	—	—	5	172
Church, church-related:
Mortgage	4,797			(111)	4,686
Construction	616	—	—	(99)	517
Other	4	—	—	(2)	2
Total	$12,954	$1,238	$107	$800	$12,623

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2012 and December 31, 2011, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2012, the balance of unused loan commitments, standby and commercial letters of credit were $14,900,000, $14,152,000 and $3,749,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at June 30, 2012:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$1,353	$556	$671	$126	$—
Time deposits	120,893	110,503	7,937	2,453	—
Total	$122,246	$111,059	$8,608	$2,579	$—

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The 2007 Omnibus Incentive Stock Plan (the “Omnibus Plan”) permits the issuance of up to 968,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the six months ended June 30, 2012, 25,805 restricted shares and 83,968 SARs were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. As of June 30, 2012, the total unrecognized compensation expense related to non-vested common stock was $1,466,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended
	June 30, 2012
	Shares	Fair Value
Balance at December 31, 2011	52,470	$29.86
Granted	25,805	$37.43
Vested	(28,154)	$28.02
Balance at June 30, 2012	50,121	$34.79

Stock Options
Stock options vest and expire over a period not to exceed seven years. As of June 30, 2012, the total unrecognized compensation expense related to non-vested stock options was $16,000, and the related weighted-average period over which it is expected to be recognized is approximately .5 years. Following is a summary of the activity of the stock options during the six-month period ended June 30, 2012:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2011	30,628	$17.79	.84	$545
Exercised	13,192	$16.47
Outstanding at June 30, 2012	17,436	$18.79	.52	$374
Exercisable at June 30, 2012	17,436	$18.79	.52	$374

The total intrinsic value of options exercised was $283,000 and $156,000 for the six-month periods ended June 30, 2012 and 2011, respectively. Following is a summary of the activity of the non-vested stock options during the six-month period ended June 30, 2012:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2011	3,674	$2.69
Vested	(3,674)	$2.69
Non-vested at June 30, 2012	—	$0.00

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of June 30, 2012, the total unrecognized compensation expense was $4,191,000, and the related weighted-average period over which it is expected to be recognized is 1.9 years. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2012:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	332,586	$26.87	7.42	$3,166
Granted	83,968	$36.92
Exercised	(12,657)	$25.35
Outstanding at June 30, 2012	403,897	$29.01	7.52	$4,540
Exercisable at June 30, 2012	256,366	$25.62	6.54	$3,750

Following is a summary of the activity of the non-vested SARs during the six-month period ended June 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	144,321	$29.35
Granted	83,968	$36.92
Vested	(80,758)	$27.49
Non-vested at June 30, 2012	147,531	$34.89

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the per-share fair value of SARs granted:

	Six Months Ended June 30,
	2012	2011
Risk free interest rate	1.38%	2.70%
Expected life	7 yrs.	7 yrs.
Expected volatility	29.39%	27.86%
Expected dividend yield	1.84%	1.77%

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

(In thousands)	Estimated 2012	Actual 2011
Service cost – benefits earned during the year	$2,688	$2,073
Interest cost on projected benefit obligation	2,532	2,423
Expected return on plan assets	(3,968)	(3,314)
Net amortization and deferral	1,396	603
Net periodic pension cost	$2,648	$1,785

Pension costs recorded to expense were $665,000 and $466,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and totaled $1,330,000 and $932,000 for the six-month periods ended June 30, 2012 and 2011, respectively. The Company made a contribution of $750,000 to the plan during the three-month period ended June 30, 2012, for a total of $1,500,000 for the six-month period ending June 30, 2012, and expects to contribute at least an additional $1,500,000 in 2012.

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

Pension costs recorded to expense were $223,000 and $159,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and were $447,000 and $317,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

Note 10 – Income Taxes

As of June 30, 2012, the Company’s unrecognized tax benefits were approximately $2,307,000, of which $1,677,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2011, the Company's unrecognized tax benefits were approximately $2,069,000, of which $1,496,000 would, if recognized, affect the Company's effective tax rate. During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $456,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $128,000 and $95,000 of gross interest accrued as of June 30, 2012 and December 31, 2011, respectively. There were no penalties for unrecognized tax benefits accrued at June 30, 2012 and December 31, 2011.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2008 through 2011 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2007 through 2011.

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

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$299,031	$18,648	$313	$317,366
Certificates of deposit	5,423	—	—	5,423
Total	$304,454	$18,648	$313	$322,789

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$287,585	$19,797	$20	$307,362
Certificates of deposit	3,250	—	—	3,250
Total	$290,835	$19,797	$20	$310,612

The fair values of securities with unrealized losses are as follows:

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	Losses
State and political
subdivisions	$39,964	$313	$—	$—	$39,964	$313
Certificates of deposit	—	—	—	—	—	—
Total	$39,964	$313	$—	$—	$39,964	$313

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	Losses
State and political
subdivisions	$4,362	$20	$—	$—	$4,362	$20
Certificates of deposit	—	—	—	—	—	—
Total	$4,362	$20	$—	$—	$4,362	$20

There were 46 securities (none greater than 12 months) in an unrealized loss position as of June 30, 2012. There were seven securities (none greater than 12 months) in an unrealized loss position as of December 31, 2011. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2012
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$9,303	$9,404
Due after 1 year through 5 years	55,153	59,392
Due after 5 years through 10 years	138,102	146,603
Due after 10 years	101,896	107,390
Total	$304,454	$322,789

Proceeds from sales of investment securities classified as available for sale were $15,090,000 and $4,904,000 for the three months ended June 30, 2012 and 2011, respectively, and were $29,749,000 and $5,405,000 for the six months ended June 30, 2012 and 2011, respectively. Gross realized gains were $1,168,000 and $48,000 for the three months ended June 30, 2012 and 2011, respectively, and were $2,134,000 and $48,000 for the six months ended June 30, 2012 and 2011, respectively. There was one security for $3,250,000 pledged to secure public deposits and for other purposes at June 30, 2012.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2012		December 31, 2011
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$156,662	$156,662	$235,962	$235,962
Investment securities	322,789	322,789	310,612	310,612
Loans, net	680,789	685,323	658,611	665,348
Accrued interest receivable	6,151	6,151	6,125	6,125
Total	$1,166,391	$1,170,925	$1,211,310	$1,218,047
Balance sheet liabilities:
Deposits	$511,063	$511,557	$548,368	$548,985
Accounts and drafts payable	592,819	592,819	595,201	595,201
Accrued interest payable	133	133	159	$159
Total	$1,104,015	$1,104,509	$1,143,728	$1,144,345

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

Investment Securities – The fair value is measured using Level 2 valuations.

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2012 and 2011. No financial instruments are measured using Level 3 inputs for the six months ended June 30, 2012 and 2011.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2012 and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida and Breda, Netherlands. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which include electricity, gas and telecommunications expenses, and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from freight, utility, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary, provides banking/loan services in the St. Louis metropolitan area, Orange County, California, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

In January 2011, Cass opened an office in Breda, Netherlands, to support the Company’s multinational information processing clients. The revenues, expenditures and assets related to this office did not account for a significant portion of the Company’s business during the six months ended June 30, 2011 and 2012, and the current activities are not significant enough to pose substantial risk.

In January 2012, the Company acquired the assets of WRC, one of the fastest-growing providers of environmental expense management services. This acquisition positions the Company to expand its portfolio of services for controlling facility-related expenses and accelerates Cass’ leadership position as a back-office business processor. The results of operations for this new service are included in the Information Services business segment.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the three or six-month periods ended June 30, 2012 or for the fiscal year ended December 31, 2011, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as calculated by an independent research firm. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with FASB ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Note 10 to the financial statements contained herein.

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2011, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10 to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31, and management believes they are not reasonably likely to change in the future. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2012 (“Second Quarter of 2012”) compared to the three-month period ended June 30, 2011 (“Second Quarter of 2011”) and the six-month period ended June 30, 2012 (“First Half of 2012”) compared to the six-month period ended June 30, 2011 (“First Half of 2011”). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2011 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2012 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter of			First Half of
			%			%
(In thousands except per share data)	2012	2011	Change	2012	2011	Change
Net income	$5,962	$5,739	3.9%	$11,870	$11,458	3.6%
Diluted earnings per share	$.57	$.55	3.6%	$1.13	$1.10	2.7%
Return on average assets	1.82%	1.83%	—	1.80%	1.85%	—
Return on average equity	14.55%	15.53%	—	14.62%	15.87%	—

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

	Second Quarter of			First Half of
			%			%
(In thousands except per share data)	2012	2011	Change	2012	2011	Change
Transportation core invoice
transaction volume*	7,295	7,288	0.1%	14,168	13,799	2.7%
Transportation invoice dollar
volume	$5,665,600	$5,260,144	7.7%	$11,047,691	$9,829,074	12.4%
Utility transaction volume	3,422	3,340	2.5%	7,029	6,698	4.9%
Utility transaction dollar volume	$2,453,245	$2,559,095	(4.1)%	$5,045,731	$5,248,330	(3.9)%
Payment and processing fees	$16,625	$15,219	9.2%	$33,112	$29,566	12.0%

* Core invoices exclude parcel shipments.

Second Quarter of 2012 compared to Second Quarter of 2011:

Transportation and utility transaction volumes were up 0.1% and 2.5%, respectively. Transportation dollar volumes were up 7.7% primarily due to new business. Utility dollar volumes were down 4.1% due to generally mild weather across most of North America which decreased consumption.

Bank service fees decreased $71,000, or 18.6%, due to a decrease in letter of credit fees. There were $1,168,000 gains on sales of securities in the Second Quarter of 2012.

First Half of 2012 compared to First Half of 2011:

Transportation and utility transaction volumes were up 2.7% and 4.9%, respectively. Transportation dollar volumes were up 12.4% due to new business and improved activity for existing customers. Utility dollar volumes were down 3.9% due to the mild weather in most of North America.

Bank service fees decreased $125,000, or 17.0%, due to decreased letter of credit fees. There were $2,134,000 gains on sales of securities in the First Half of 2012.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in net interest income and related factors:

	Second Quarter of			First Half of
			%			%
(In thousands)	2012	2011	Change	2012	2011	Change
Average earnings assets	$1,176,084	$1,146,708	2.6%	$1,184,918	$1,148,130	3.2%
Average interest-bearing
liabilities	392,070	395,590	(.9)%	397,465	402,293	(1.2)%
Net interest income*	12,087	13,018	(7.2)%	24,189	26,051	(7.1)%
Net interest margin*	4.13%	4.55%		4.11%	4.58%
Yield on earning assets*	4.39%	4.95%		4.38%	4.99%
Rate on interest-bearing liabilities	.78%	1.14%		.81%	1.17%

* Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2012 compared to Second Quarter of 2011:

Second Quarter 2012 average earning assets increased 2.6% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2012 as the general level of interest rates remained low.

Total average loans decreased $11,669,000, or 1.6%, to $698,730,000 for the Second Quarter of 2012 as compared to the Second Quarter of 2011. This decrease was attributable to intense competition from other lenders and several large pay-offs. Average investment securities increased $37,643,000, or 14.6%, to $296,296,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the Second Quarter of 2012 decreased $3,520,000, or less than 1%, to $392,070,000 compared to the Second Quarter of 2011, primarily due to an intentional run off of non-core certificates of deposit. Average accounts and drafts payable increased $36,217,000, or 6.3%, as freight and utility payment processing activities increased.

First Half of 2012 compared to First Half of 2011:

First Half of 2012 average earning assets increased 3.2% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2012 as the general level of interest rates remained low.

Total average loans decreased $19,754,000, or 2.8%, to $688,310,000 for the First Half of 2012 as compared to the First Half of 2011. This decrease was attributable to the intense competition from other lenders. Average investment securities increased $36,799,000, or 14.3%, to $294,824,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the First Half of 2012 decreased $4,827,000, or 1.2%, to $397,465,000 compared to the First Half of 2011. Average accounts and drafts payable increased $47,460,000, or 8.4%, as freight and utility payment processing activities increased.

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

	Second Quarter of 2012			Second Quarter of 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$698,046	$8,960	5.16	$709,509	$10,126	5.72%
Tax-exempt[4]	684	2	1.18	890	5	2.25
Investment securities[5]:
Taxable	1,015	9	3.57	1,002	13	5.20
Tax-exempt[4]	291,112	3,759	5.19	257,651	3,844	5.98
Certificates of deposit	4,169	5.48		—
Interest-bearing deposits in
other financial institutions	105,375	85.32		87,364	83.38
Federal funds sold and other
short-term investments	75,683	27.14		90,292	72.32
Total earning assets	1,176,084	12,847	4.39	1,146,708	14,143	4.95
Non-earning assets
Cash and due from banks	12,260			12,755
Premise and equipment, net	9,433			9,743
Bank-owned life insurance	14,560			14,376
Goodwill and other
intangibles	15,664			7,701
Other assets	103,828			80,353
Allowance for loan losses	(12,976)			(12,537)
Total assets	$1,318,853			$1,259,099
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$248,343	$405.66		$219,745	$552	1.01%
Savings deposits	21,757	37.68		23,584	58.99
Time deposits >= $100	41,032	121	1.19	53,045	177	1.34
Other time deposits	80,938	197.98		99,216	338	1.37
Total interest-bearing deposits	392,070	760.78		395,590	1,125	1.14
Short-term borrowings & other	—	—	—	—	—	—
Total interest bearing liabilities	392,070	760.78		395,590	1,125	1.14
Non-interest bearing liabilities
Demand deposits	132,431			127,383
Accounts and drafts payable	609,876			573,659
Other liabilities	19,623			14,204
Total liabilities	1,154,000			1,110,836
Shareholders’ equity	164,853			148,263
Total liabilities and
shareholders’ equity	$1,318,853			$1,259,099
Net interest income		$12,087			$13,018
Net interest margin			4.13			4.55%
Interest spread			3.61			3.81

1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2011 consolidated financial statements, filed with the Company’s 2011 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $79,000 and $140,000 for the Second Quarter of 2012 and 2011, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,317,000 and $1,348,000 for the Second Quarter of 2012 and 2011, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2012			First Half of 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$687,614	$17,899	5.23	$707,136	$20,375	5.81%
Tax-exempt[4]	696	3.87		928	11	2.39
Investment securities[5]:
Taxable	998	15	3.02	965	18	3.76
Tax-exempt[4]	290,117	7,620	5.28	257,060	7,654	6.00
Certificates of deposit	3,709	9.49		—	—	—
Interest-bearing deposits in
other financial institutions	110,964	172.31		74,821	149.40
Federal funds sold and other
short-term investments	90,820	69.15		107,220	175.33
Total earning assets	1,184,918	25,787	4.38	1,148,130	28,382	4.99
Non-earning assets
Cash and due from banks	12,242			12,113
Premise and equipment, net	9,486			9,711
Bank-owned life insurance	14,493			14,322
Goodwill and other
intangibles	14,425			7,715
Other assets	99,909			71,699
Allowance for loan losses	(12,970)			(12,307)
Total assets	$1,322,503	$		$1,251,383
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$251,192	$849.68		$219,138	$1,108	1.02%
Savings deposits	22,162	76.69		24,204	122	1.02
Time deposits >= $100	42,450	258	1.22	53,325	361	1.37
Other time deposits	81,661	415	1.02	105,625	740	1.41
Total interest-bearing deposits	397,465	1,598.81		402,292	2,331	1.17
Short-term borrowings & other	—	—	—	1	—	—
Total interest bearing liabilities	397,465	1,598.81		402,293	2,331	1.17
Non-interest bearing liabilities
Demand deposits	134,733			128,886
Accounts and drafts payable	609,179			561,719
Other liabilities	17,824			12,875
Total liabilities	1,159,201			1,105,773
Shareholders’ equity	163,302			145,610
Total liabilities and
shareholders’ equity	$1,322,503			$1,251,383
Net interest income		$24,189			$26,051
Net interest margin			4.11			4.58%
Interest spread			3.57			3.82

1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2011 consolidated financial statements, filed with the Company’s 2011 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $149,000 and $378,000 for the First Half of 2012 and 2011, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $2,668,000 and $2,683,000 for the First Half of 2012 and 2011, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Second Quarter of 2012 Over
	Second Quarter of 2011
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(165)	$(1,001)	$(1,166)
Tax-exempt[3]	(1)	(2)	(3)
Investment securities:
Taxable	0	(4)	(4)
Tax-exempt[3]	461	(546)	(85)
Certificates of deposit	5	0	5
Interest-bearing deposits in other financial institutions	15	(13)	2
Federal funds sold and other short-term investments	(10)	(35)	(45)
Total interest income	305	(1,601)	(1,296)
Interest expense on:
Interest-bearing demand deposits	65	(212)	(147)
Savings deposits	(4)	(17)	(21)
Time deposits of >=$100	(37)	(19)	(56)
Other time deposits	(56)	(85)	(141)
Total interest expense	(32)	(333)	(365)
Net interest income	$337	$(1,268)	$(931)

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	First Half of 2012 Over
	First Half of 2011
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(540)	$(1,936)	$(2,476)
Tax-exempt[3]	(2)	(6)	(8)
Investment securities:
Taxable	1	(4)	(3)
Tax-exempt[3]	939	(973)	(34)
Certificates of deposit	9	0	9
Interest-bearing deposits in other financial institutions	62	(39)	23
Federal funds sold and other short-term investments	(24)	(82)	(106)
Total interest income	445	(3,040)	(2,595)
Interest expense on:
Interest-bearing demand deposits	148	(407)	(259)
Savings deposits	(10)	(36)	(46)
Time deposits of >= $100	(68)	(35)	(103)
Other time deposits	(146)	(179)	(325)
Total interest expense	(76)	(657)	(733)
Net interest income	$521	$(2,383)	$(1,862)

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses. Provision for loan losses during the Second Quarter of 2012 and Second Quarter of 2011, were $600,000 and $850,000, respectively. During the First Half of 2012 and the First Half of 2011, the provision for loan losses were $800,000 and $1,300,000, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were net loan charge-offs of $924,000 in the Second Quarter of 2012 compared to net loan recoveries of $1,000 for the same period in 2011. There were $1,131,000 net loan charge-offs in the First Half of 2012 and $37,000 in net loan recoveries in the First Half of 2011.

The allowance for loan losses at June 30, 2012 was $12,623,000 and at December 31, 2011 was $12,954,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2012 was 1.82% compared to 1.93% at December 31, 2011. Nonperforming loans were $5,939,000, or ..86%, of total loans at June 30, 2012 compared to $1,738,000, or .26%, of total loans at December 31, 2011. These loans, which are also considered impaired, consisted of six nonaccrual loans at June 30, 2012. Nonperforming loans at December 31, 2011 consisted of five non-accrual loans. Total nonperforming loans increased $2,561,000 from June 30, 2011 to June 30, 2012, primarily due to the addition of two loans.

In addition to the loans discussed above, at June 30, 2012, loans totaling $13,131,000 not included in the table below were identified by management as subject to special monitoring. These loans possess some credit deficiency or potential weakness which requires a high level of management attention.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the allowance for loan losses:

	Second Quarter of		First Half of
(In thousands)	2012	2011	2012	2011
Allowance at beginning of period	$12,947	$12,377	$12,954	$11,891
Provision charged to expense	600	850	800	1,300
Loans charged off	(984)	—	(1,238)	—
Recoveries on loans previously charged off	60	1	107	37
Net (loans charged off) recoveries	(924)	1	(1,131)	37
Allowance at end of period	$12,623	$13,228	$12,623	$13,228
Loans outstanding:
Average	$698,730	$710,399	$688,310	$708,064
June 30	693,412	718,786	693,412	718,786
Ratio of allowance for loan losses to loans outstanding:
Average	1.81%	1.86%	1.83%	1.87%
June 30	1.82	1.84	1.82	1.84
Impaired loans:
Nonaccrual loans	$5,939	$3,378	$5,939	$3,378
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	4,486	—	4,486
Total impaired loans	$5,939	$7,864	$5,939	$7,864
Foreclosed assets	1,689	1,910	1,689	1,910
Impaired loans as percentage of average loans	.85%	1.11%	.86%	1.11%

The Bank had two properties carried as other real estate owned of $1,689,000 and $1,910,000 as of June 30, 2012 and 2011, respectively.

Operating Expenses

Total operating expenses for the Second Quarter of 2012 were up 8.6%, or $1,605,000, compared to the Second Quarter of 2011 and total operating expenses for the First Half of 2012 were up 10.4%, or $3,812,000, from the First Half of 2011, primarily due to costs related to the integration of the Company’s new environmental expense service line following its acquisition of WRC in January 2012.

Salaries and benefits expense for the Second Quarter of 2012 increased $1,352,000 to $15,498,000 compared to the Second Quarter of 2011 and increased $3,207,000 to $31,059,000 for the First Half of 2012 compared to the First Half of 2011 due to higher payroll and pension expense.

Occupancy expense for the Second Quarter of 2012 increased $2,000 to $559,000 from the Second Quarter of 2011 and decreased $114,000, or 9.5%, for the First Half of 2012 from the First Half of 2011 due to lower rent expenses associated with the consolidation of bank branches.

Equipment expense for the Second Quarter of 2012 increased $36,000, or 4.2%, compared to the Second Quarter of 2011 and increased $52,000, or 3.1%, for the First Half of 2012 from the First Half of 2011 due to increased software license and maintenance expenses.

Amortization of intangible assets increased $120,000 for the Second Quarter of 2012 and $232,000 for the First Half of 2012 as compared to the prior year periods due to the purchase of the assets of WRC.

Other operating expenses for the Second Quarter of 2012 increased $95,000, or 3.1%, compared to the Second Quarter of 2011. Primary increases were in promotional expenses and litigation expenses. Other operating expense increased $435,000 for the First Half of 2012 compared to the First Half of 2011 due to increases in professional fees and promotional expenses.

Income tax expense for the Second Quarter of 2012 decreased $24,000, or 1%, compared to the Second Quarter of 2011 and decreased $66,000 for the First Half of 2012 compared to the First Half of 2011. The effective tax rate was 27.0% and 28.0% for the Second Quarters of 2012 and 2011, respectively, and was 27.0% and 28.0% for the First Halves of 2012 and 2011, respectively.

Financial Condition

Total assets at June 30, 2012 were $1,291,260,000, a decrease of $28,041,000, or 2.1%, from December 31, 2011. The most significant change in asset balances during this period was a decrease of $79,300,000 in cash and cash equivalents. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2012 were $1,122,765,000, a decrease of $35,988,000, or 3.1%, from December 31, 2011. Total deposits at June 30, 2012 were $511,063,000, a decrease of $37,305,000, or 6.8%, from December 31, 2011. Accounts and drafts payable at June 30, 2012 were $592,819,000, a decrease of $2,382,000, or less than 1%, from December 31, 2011. Total shareholders’ equity at June 30, 2012 was $168,495,000, a $7,947,000, or 5.0%, increase from December 31, 2011.

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

The increase in total shareholders’ equity of $7,947,000 resulted from net income of $11,870,000, $574,000 from stock-based compensation expense offset by an increase in other comprehensive loss of $966,000 and dividends paid of $3,531,000 ($.17 per share).

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $156,662,000 at June 30, 2012, a decrease of $79,300,000, or 33.6%, from December 31, 2011. At June 30, 2012, these assets represented 12.1% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $322,789,000 at June 30, 2012, an increase of $12,177,000 from December 31, 2011. These assets represented 25.0% of total assets at June 30, 2012. Of this total, 98% were state and political subdivision securities. Of the total portfolio, 2.9% mature in one year, 18.4% mature in one to five years, and 78.7% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also had secured lines of credit with the Federal Home Loan Bank of $131,919,000 collateralized by commercial mortgage loans. The Company had a secured line of credit of $29,750,000 with the UMB Bank. There were no amounts outstanding under any line of credit as of June 30, 2012 or December 31, 2011.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”). Time deposits include $83,358,000 of CDARS deposits which offer the Bank’s customers the ability to maximize FDIC insurance coverage. The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $16,706,000 for the First Half of 2012, compared with $14,638,000 for the First Half of 2011, an increase of $2,068,000. This increase is attributable to the increase in net income of $412,000, the increase in income tax liability of $1,125,000, and the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2012, which are estimated to be less than $3,000,000.

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

As a financial institution, a significant source of the Company’s earnings is generated from net interest income. Therefore, the prevailing interest rate environment is important to the Company’s performance. A major portion of the Company’s funding sources are the non-interest bearing accounts and drafts payable generated from its payment and information processing services. Accordingly, higher levels of interest rates will generally allow the Company to earn more net interest income. Conversely, a lower interest rate environment will generally tend to depress net interest income. The Company actively manages its balance sheet in an effort to maximize net interest income as the interest rate environment changes. This balance sheet management impacts the mix of earning assets maintained by the Company at any point in time. For example, in the lower interest rate environment currently faced by the Company, short-term, relatively lower rate liquid investments are reduced in favor of longer-term relatively higher yielding investments and loans.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2012		December 31, 2011
(In thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$167,745	18.70%	$166,605	19.03%
Cass Commercial Bank	71,248	13.24%	66,851	12.71%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$156,512	17.44%	$155,638	17.78%
Cass Commercial Bank	64,492	11.98%	60,248	11.46%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$156,512	12.01%	$155,638	11.53%
Cass Commercial Bank	64,492	10.43%	60,248	9.49%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2012 has changed materially from that at December 31, 2011.

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

There were no changes in the Second Quarter of 2012 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has included in Part I, Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2011 disclosure regarding certain legal proceedings. On September 28, 2010, Asentinel LLC (“Asentinel”) filed a lawsuit in the United States District Court for the Western District of Tennessee against the Company, AnchorPoint, Inc. and Veramark Technologies, Inc., alleging infringement of two Asentinel patents by the Company. The lawsuit and all claims were settled by mutual agreement, and the suit was dismissed with prejudice on April 11, 2012. There were no material developments with regard to the other disclosed proceeding during the six months ended June 30, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

     None.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2012.

ITEM 6. EXHIBITS

Cass Information Systems, Inc. 401(k) Plan (filed as Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Commission on May 30, 2012 and incorporated herein by reference).

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 3, 2012	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 3, 2012	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)