Form 10-Q
period 2012-09-30
CASS INFORMATION SYSTEMS INC
filed 2012-11-02
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes                                            No               X

     The number of shares outstanding of registrant's only class of stock as of October 26, 2012: Common stock, par value $.50 per share – 10,397,885 shares outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Cash and due from banks	$9,667	$12,579
Interest-bearing deposits in other financial institutions	124,039	123,551
Federal funds sold and other short-term investments	86,100	99,832
Cash and cash equivalents	219,806	235,962
Securities available-for-sale, at fair value	367,519	310,612
Loans	681,174	671,565
Less: Allowance for loan losses	12,321	12,954
Loans, net	668,853	658,611
Premises and equipment, net	9,326	9,587
Investment in bank-owned life insurance	14,774	14,375
Payments in excess of funding	74,031	61,378
Goodwill	11,590	7,471
Other intangible assets, net	3,905	161
Other assets	21,431	21,144
Total assets	$1,391,235	$1,319,301

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$140,677	$131,956
Interest-bearing	407,657	416,412
Total deposits	548,334	548,368
Accounts and drafts payable	648,944	595,201
Other liabilities	19,382	15,184
Total liabilities	1,216,660	1,158,753

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common Stock, par value $.50 per share; 20,000,000
shares authorized and 10,890,163 shares issued at September 30,
2012 and December 31, 2011	5,445	5,445
Additional paid-in capital	80,973	80,971
Retained earnings	102,517	89,853
Common shares in treasury, at cost (492,278 shares at September 30,
2012 and 532,233 shares at December 31, 2011)	(12,241)	(12,968)
Accumulated other comprehensive loss	(2,119)	(2,753)
Total shareholders’ equity	174,575	160,548
Total liabilities and shareholders’ equity	$1,391,235	$1,319,301

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fee Revenue and Other Income:
Information services payment and processing revenue	$16,600	$15,806	$49,712	$45,372
Bank service fees	299	302	908	1,036
Gains on sales of securities	267	—	2,401	48
Other	135	339	400	606
Total fee revenue and other income	17,301	16,447	53,421	47,062

Interest Income:
Interest and fees on loans	8,819	9,827	26,721	30,209
Interest and dividends on securities:
Taxable	16	6	39	24
Exempt from federal income taxes	2,435	2,475	7,388	7,450
Interest on federal funds sold and
other short-term investments	125	186	366	510
Total interest income	11,395	12,494	34,514	38,193

Interest Expense:
Interest on deposits	785	1,060	2,383	3,391
Net interest income	10,610	11,434	32,131	34,802
Provision for loan losses	—	550	800	1,850
Net interest income after provision for loan losses	10,610	10,884	31,331	32,952
Total net revenue	27,911	27,331	84,752	80,014

Operating Expense:
Salaries and employee benefits	15,919	14,425	46,978	42,277
Occupancy	497	581	1,588	1,786
Equipment	879	886	2,626	2,581
Amortization of intangible assets	147	26	433	80
Other operating	2,487	2,995	8,885	8,958
Total operating expense	19,929	18,913	60,510	55,682

Income before income tax expense	7,982	8,418	24,242	24,332
Income tax expense	1,890	2,358	6,280	6,814
Net Income	$6,092	$6,060	$17,962	$17,518

Basic earnings per share	.59	.59	1.74	1.70
Diluted earnings per share	.58	.58	1.71	1.68

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Comprehensive income:
Net income	$6,092	$6,060	$17,962	$17,518
Other comprehensive income:
Net unrealized gain on securities
available-for-sale, net of tax	1,763	3,778	2,212	4,783
Reclassification adjustments for gains included in
net income, net of tax	(173)	—	(1,560)	(31)
Foreign currency translation adjustments	10	—	(18)	—
Total comprehensive income	$7,692	$9,838	$18,596	$22,270

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$17,962	$17,518
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,940	3,295
Gains on sales of securities	(2,401)	(48)
Provision for loan losses	800	1,850
Stock-based compensation expense	1,050	1,043
Increase in income tax liability	1,194	531
Increase in pension liability	624	286
Other operating activities, net	826	(1,447)
Net cash provided by operating activities	24,995	23,028

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	33,234	5,405
Proceeds from maturities of securities available-for-sale	6,920	10,185
Purchase of securities available-for-sale	(96,704)	(19,974)
Net (increase) decrease in loans	(11,042)	15,517
Increase in payments in excess of funding	(12,653)	(30,222)
Purchases of premises and equipment, net	(1,198)	(1,765)
Acquisition of waste expense management service company’s assets	(7,798)	—
Net cash used in investing activities	(89,241)	(20,854)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	8,721	12,883
Net (decrease) increase in interest-bearing demand and savings deposits	(6,413)	31,804
Net decrease in time deposits	(2,342)	(13,485)
Net increase in accounts and drafts payable	53,743	167,132
Cash dividends paid	(5,298)	(4,519)
Distribution of stock awards, net	(321)	(249)
Other financing activities, net	—	114
Net cash provided by financing activities	48,090	193,680
Net (decrease) increase in cash and cash equivalents	(16,156)	195,854
Cash and cash equivalents at beginning of period	235,962	138,929
Cash and cash equivalents at end of period	$219,806	$334,783

Supplemental information:
Cash paid for interest	$2,401	$3,386
Cash paid for income taxes	4,966	6,211

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

Details of the Company’s intangible assets are as follows:

	September 30, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(908)	$750	$(589)
Non-compete agreements	261	(39)	—	—
Software	234	(59)	—	—
Other	500	(17)	—	—
Unamortized intangible assets:
Goodwill	11,817	(227)	7,698	(227)
Total intangible assets	$16,745	$(1,250)	$8,448	$(816)

The customer lists are amortized over seven and ten years; the non-compete agreements over five years; software over three years and other intangible assets over 15 years. Amortization of intangible assets amounted to $433,000 and $80,000 for the nine-month periods ended September 30, 2012 and 2011, respectively. Estimated amortization of intangibles over the next five years is as follows: $581,000 in 2012, $535,000 in 2013, $482,000 in 2014 and $404,000 in 2015 and 2016.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three-month and nine-month periods ended September 30, 2012 and 2011. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share data)	2012	2011	2012	2011
Basic
Net income	$6,092	$6,060	$17,962	$17,518
Weighted-average common shares
outstanding	10,345,497	10,299,213	10,337,401	10,296,131
Basic earnings per share	$.59	$.59	$1.74	$1.70
Diluted
Net income	$6,092	$6,060	$17,962	$17,518
Weighted-average common shares
outstanding	10,345,497	10,299,213	10,337,401	10,296,131
Effect of dilutive restricted stock, stock
options and stock appreciation rights	161,363	126,585	162,680	136,090
Weighted-average common shares
outstanding assuming dilution	10,506,860	10,425,798	10,500,081	10,432,221
Diluted earnings per share	$.58	$.58	$1.71	$1.68

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 330,000 shares of the Company’s common stock. The Company did not repurchase any shares during the nine-month periods ended September 30, 2012 and 2011. As of September 30, 2012, 330,000 shares remained available for repurchase under the program. Repurchases are made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 – Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements.

The Information Services segment provides freight, utility, telecommunication and environmental invoice processing and payment services primarily to large corporations. The Banking Services segment provides banking services primarily to privately-held businesses and churches.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and other	Total
Three Months Ended September 30, 2012
Total Net Revenues:
Revenue from customers	$21,727	$6,184	$—	$27,911
Intersegment revenue	2,842	408	(3,250)	—
Net income	5,889	2,367	(2,164)	6,092
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,905	—	—	3,905
Total assets	774,476	634,564	(17,805)	1,391,235
Three Months Ended September 30, 2011
Total Net Revenues:
Revenue from customers	$21,414	$5,917	$—	$27,331
Intersegment revenue	2,539	466	(3,005)	—
Net income	3,968	2,092	—	6,060
Goodwill	7,335	136	—	7,471
Other intangible assets, net	187	—	—	187
Total assets	794,998	623,706	(13,046)	1,405,658
Nine Months Ended September 30, 2012
Total Net Revenues:
Revenue from customers	$66,448	$18,304	$—	$84,752
Intersegment revenue	8,126	1,251	(9,377)	—
Net income	17,437	6,611	(6,086)	17,962
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,905	—	—	3,905
Total assets	774,476	634,564	(17,805)	1,391,235
Nine Months Ended September 30, 2011
Total Net Revenues:
Revenue from customers	$61,950	$18,064	$—	$80,014
Intersegment revenue	7,638	1,407	(9,045)	—
Net income	11,230	6,288	—	17,518
Goodwill	7,335	136	—	7,471
Other intangible assets, net	187	—	—	187
Total assets	794,998	623,706	(13,046)	1,405,658

Note 6 – Loans by Type

A summary of loan categories is as follows:

	September 30,	December 31,
(In thousands)	2012	2011
Commercial and industrial	$158,050	$136,916
Real estate
Commercial:
Mortgage	138,088	140,848
Construction	10,133	9,067
Church, church-related:
Mortgage	360,013	347,726
Construction	14,748	36,497
Other	142	511
Total loans	$681,174	$671,565

The following table presents the aging of loans by loan categories at September 30, 2012 and December 31, 2011:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non	Total
(In thousands)	Current	Days	Days	Over	Accrual	Loans
September 30, 2012
Commercial and industrial	$158,009	$—	$—	$—	$41	$158,050
Real estate
Commercial:
Mortgage	133,417	19	—	—	4,652	138,088
Construction	10,133	—	—	—	—	10,133
Church, church-related:
Mortgage	358,629	1,184	—	—	200	360,013
Construction	14,748	—	—	—	—	14,748
Other	142	—	—	—	—	142
Total	$675,078	$1,203	$—	$—	$4,893	$681,174
December 31, 2011
Commercial and industrial	$136,850	$—	$10	$—	$56	$136,916
Real estate
Commercial:
Mortgage	139,249	137	—	29	1,433	140,848
Construction	9,067	—	—	—	—	9,067
Church, church-related:
Mortgage	347,506	—	—	—	220	347,726
Construction	36,497	—	—	—	—	36,497
Other	511	—	—	—	—	511
Total	$669,680	$137	$10	$29	$1,709	$671,565

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2012 and December 31, 2011:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special	Total
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Loans
September 30, 2012
Commercial and industrial	$153,816	$4,193	$41	$158,050
Real estate
Commercial:
Mortgage	126,473	6,963	4,652	138,088
Construction	10,133	—	—	10,133
Church, church-related:
Mortgage	357,594	2,219	200	360,013
Construction	14,748	—	—	14,748
Other	142	—	—	142
Total	$662,906	$13,375	$4,893	$681,174
December 31, 2011
Commercial and industrial	$132,475	$4,385	$56	$136,916
Real estate
Commercial:
Mortgage	125,850	13,536	1,462	140,848
Construction	9,067	—	—	9,067
Church, church-related:
Mortgage	336,727	10,779	220	347,726
Construction	36,497	—	—	36,497
Other	511	—	—	511
Total	$641,127	$28,700	$1,738	$671,565
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At September 30, 2012 and December 31, 2011, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 2. Loans delinquent 90 days or more and still accruing interest at September 30, 2012 and December 31, 2011 were $0 and $29,000, respectively. Loans classified as troubled debt restructuring were $0 and $4,479,000 at September 30, 2012 and December 31, 2011, respectively.

There are two foreclosed loans with a book value of $1,322,000 which have been recorded as other real estate owned (included in other assets) as of September 30, 2012 and there were two foreclosed loans with a book value of $1,689,000 as of December 31, 2011. During the three months ended September 30, 2012, one property located in St. Louis County, Missouri, was sold resulting in a net gain of $2,000 and a property relating to a loan secured by commercial real estate, also located in St. Louis County, Missouri, was added through foreclosure.

The following table presents the recorded investment and unpaid principal balance for impaired loans at September 30, 2012 and December 31, 2011:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
September 30, 2012
Commercial and industrial:
Nonaccrual	$41	$41	$21
Troubled debt restructurings still accruing	—	—	—
Real estate
Commercial – Mortgage:
Nonaccrual	4,652	4,652	465
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructurings still accruing	—	—	—
Church – Mortgage:
Nonaccrual	200	200	115
Total impaired loans	$4,893	$4,893	$601
December 31, 2011
Commercial and industrial:
Nonaccrual	$56	$56	$28
Troubled debt restructurings still accruing	83	83	8
Real estate
Commercial – Mortgage:
Nonaccrual	1,433	1,433	149
Past due 90 days or more and still accruing	29	29	—
Troubled debt restructurings still accruing	4,396	4,396	766
Church – Mortgage:
Nonaccrual	220	220	115
Total impaired loans	$6,217	$6,217	$1,066

A summary of the activity in the allowance for loan losses from December 31, 2011 to September 30, 2012 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2011	Offs	Recoveries	Provision	2012
Commercial and industrial	$2,594	$—	$109	$(126)	$2,577
Real estate
Commercial:
Mortgage	4,776	1,542	—	1,076	4,310
Construction	167	—	—	39	206
Church, church-related:
Mortgage	4,797	—	—	107	4,904
Construction	616	—	—	(294)	322
Other	4	—	—	(2)	2
Total	$12,954	$1,542	$109	$800	$12,321

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2012 and December 31, 2011, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2012, the balance of unused loan commitments, standby and commercial letters of credit were $12,046,000, $13,594,000 and $4,203,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at September 30, 2012:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$8,263	$1,009	$2,096	$1,665	$3,493
Time deposits	128,739	121,005	6,278	1,456	—
Total	$137,002	$122,014	$8,374	$3,121	$3,493

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The 2007 Omnibus Incentive Stock Plan (the “Omnibus Plan”) permits the issuance of up to 968,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the Nine Months Ended September 30, 2012, 25,805 restricted shares and 83,968 SARs were granted under the Omnibus Plan.

The Company also continues to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and still outstanding. These plans have been superseded by the Omnibus Plan and accordingly, any available restricted stock and stock option grants not yet issued have been cancelled.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. As of September 30, 2012, the total unrecognized compensation expense related to non-vested common stock was $1,270,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended
	September 30, 2012
	Shares	Fair Value
Balance at December 31, 2011	52,470	$29.86
Granted	25,805	$37.43
Vested	(28,154)	$28.02
Balance at September 30, 2012	50,121	$34.79

Stock Options
Stock options vest and expire over a period not to exceed seven years. As of September 30, 2012, the total unrecognized compensation expense related to non-vested stock options was $4,000, and the related weighted-average period over which it is expected to be recognized is approximately .3 years. Following is a summary of the activity of the stock options during the nine-month period ended September 30, 2012:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2011	30,628	$17.79	.84	$545
Exercised	13,192	$16.47
Outstanding at September 30, 2012	17,436	$18.79	.26	$404
Exercisable at September 30, 2012	17,436	$18.79	.26	$404

The total intrinsic value of options exercised was $283,000 and $156,000 for the nine-month periods ended September 30, 2012 and 2011, respectively. Following is a summary of the activity of the non-vested stock options during the nine-month period ended September 30, 2012:

		Weighted- Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2011	3,674	$2.69
Vested	(3,674)	$2.69
Non-vested at September 30, 2012	—	$0.00

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of September 30, 2012, the total unrecognized compensation expense was $3,645,000, and the related weighted-average period over which it is expected to be recognized is 1.7 years. Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2012:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2011	332,586	$26.87	7.42	$3,166
Granted	83,968	$36.92
Exercised	(49,344)	$24.64
Outstanding at September 30, 2012	367,210	$29.47	7.39	4,590
Exercisable at September 30, 2012	219,679	$25.83	6.33	3,545

Following is a summary of the activity of the non-vested SARs during the nine-month period ended September 30, 2012:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2011	144,321	$29.35
Granted	83,968	$36.92
Vested	(80,758)	$27.49
Non-vested at September 30, 2012	147,531	$34.89

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

	Estimated	Actual
(In thousands)	2012	2011
Service cost – benefits earned during the year	$2,986	$2,073
Interest cost on projected benefit obligation	2,588	2,423
Expected return on plan assets	(3,967)	(3,314)
Net amortization and deferral	1,504	603
Net periodic pension cost	$3,111	$1,785

Pension costs recorded to expense were $1,011,000 and $415,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and totaled $2,341,000 and $1,347,000 for the nine-month periods ended September 30, 2012 and 2011, respectively. The Company made a contribution of $750,000 to the plan during the three-month period ended September 30, 2012, for a total of $2,250,000 for the nine-month period ending September 30, 2012, and expects to contribute at least an additional $750,000 in 2012.

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

Pension costs recorded to expense were $224,000 and $159,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and were $671,000 and $476,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Note 10 – Income Taxes

As of September 30, 2012, the Company’s unrecognized tax benefits were approximately $2,348,000, of which $1,683,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2011, the Company's unrecognized tax benefits were approximately $2,069,000, of which $1,496,000 would, if recognized, affect the Company's effective tax rate. During the next twelve months, the Company may realize a reduction of its unrecognized tax benefits of approximately $485,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $144,000 and $95,000 of gross interest accrued as of September 30, 2012 and December 31, 2011, respectively. There were no penalties for unrecognized tax benefits accrued at September 30, 2012 and December 31, 2011.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2009 through 2011 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2008 through 2011.

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

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$333,855	$20,834	$52	$354,637
Certificates of deposit	12,882	—	—	12,882
Total	$346,737	$20,834	$52	$367,519

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$287,585	$19,797	$20	$307,362
Certificates of deposit	3,250	—	—	3,250
Total	$290,835	$19,797	$20	$310,612

The fair values of securities with unrealized losses are as follows:

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	Losses
State and political subdivisions	$21,181	$52	$—	$—	$21,181	$52
Certificates of deposit	—	—	—	—	—	—
Total	$21,181	$52	$—	$—	$21,181	$52

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	losses	fair value	losses	Fair value	Losses
State and political subdivisions	$4,362	$20	$—	$—	$4,362	$20
Certificates of deposit	—	—	—	—	—	—
Total	$4,362	$20	$—	$—	$4,362	$20

There were 23 securities (none greater than 12 months) in an unrealized loss position as of September 30, 2012. There were seven securities (none greater than 12 months) in an unrealized loss position as of December 31, 2011. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2012
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$18,898	$19,036
Due after 1 year through 5 years	62,453	66,994
Due after 5 years through 10 years	180,082	190,378
Due after 10 years	85,304	91,111
Total	$346,737	$367,519

Proceeds from sales of investment securities classified as available for sale were $3,485,000 and $0 for the three months ended September 30, 2012 and 2011, respectively, and were $33,234,000 and $5,405,000 for the nine months ended September 30, 2012 and 2011, respectively. Gross realized gains were $267,000 and $0 for the three months ended September 30, 2012 and 2011, respectively, and were $2,401,000 and $48,000 for the nine months ended September 30, 2012 and 2011, respectively. There was one security for $3,250,000 pledged to secure public deposits and for other purposes at September 30, 2012.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2012		December 31, 2011
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$219,806	$219,806	$235,962	$235,962
Investment securities	367,519	367,519	310,612	310,612
Loans, net	668,853	671,757	658,611	665,348
Accrued interest receivable	6,168	6,168	6,125	6,125
Total	$1,262,346	$1,265,250	$1,211,310	$1,218,047
Balance sheet liabilities:
Deposits	$548,334	$548,837	$548,368	$548,985
Accounts and drafts payable	648,944	648,944	595,201	595,201
Accrued interest payable	142	142	159	$159
Total	$1,197,420	$1,197,923	$1,143,728	$1,144,345

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2012 and 2011. No financial instruments are measured using Level 3 inputs for the Nine Months Ended September 30, 2012 and 2011.

Note 13 – Subsequent Events

On October 15, 2012, the Company’s board of directors declared a 10% stock dividend payable December 14, 2012 to shareholders of record December 5, 2012. Shareholders will receive one additional share of Cass stock for each 10 shares owned. No fractional shares will be issued. Shareholders will receive cash for any fractional shares owned based on the share price reported by NASDAQ at the close of trading December 5, 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida and Breda, Netherlands. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays utility invoices, which include electricity, gas, environmental and telecommunications expenses, and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from freight, utility, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary, provides banking/loan services in the St. Louis metropolitan area, Orange County, California, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

In January 2011, Cass opened an office in Breda, Netherlands, to support the Company’s multinational information processing clients. The revenues, expenditures and assets related to this office did not account for a significant portion of the Company’s business during the nine months ended September 30, 2011 and 2012, and the current activities are not significant enough to pose substantial risk.

In January 2012, the Company acquired the assets of WRC, a provider of environmental expense management services. This acquisition positions the Company to expand its portfolio of services for controlling facility-related expenses and accelerates Cass’ leadership position as a back-office business processor. The results of operations for this new service are included in the Information Services business segment.

In September 2012, the Company entered into a 10-year lease for office space in St. Louis County, Missouri, to relocate the Company’s headquarters and the Bank’s headquarters from 13001 Hollenberg Drive in Bridgeton, Missouri. The Company’s headquarters will occupy 13,991 square feet in the Manchester/270 Office Center at 12444 Powerscourt Drive and the Bank’s headquarters will occupy 10,564 square feet in the same center at 12412 Powerscourt Drive. The vacated 18,000 square feet at 13001 Hollenberg Drive will support the expansion of the transportation processing activities which are currently performed in 42,000 square feet of the building. The Bank branch will continue to occupy the remaining 1,500 square feet. The physical move is expected to occur in the first quarter of 2013.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the three or nine-month periods ended September 30, 2012 or for the fiscal year ended December 31, 2011, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as calculated by an independent research firm. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs.” These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with FASB ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Note 10 to the consolidated financial statements contained herein.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2012 (“Third Quarter of 2012”) compared to the three-month period ended September 30, 2011 (“Third Quarter of 2011”) and the nine-month period ended September 30, 2012 (“Nine Months Ended 2012”) compared to the nine-month period ended September 30, 2011 (“Nine Months Ended 2011”). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2011 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2012 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands except per share data)	2012	2011	Change	2012	2011	Change
Net income	$6,092	$6,060.5%		$17,962	$17,518	2.5%
Diluted earnings per share	$.58	$.58	—	$1.71	$1.68	1.8%
Return on average assets	1.76%	1.79%	—	1.79%	1.83%	—
Return on average equity	14.29%	15.52%	—	14.50%	15.75%	—

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

	Third Quarter of			Nine Months Ended
			%			%
(In thousands except per share data)	2012	2011	Change	2012	2011	Change
Transportation core invoice
transaction volume*	7,302	7,482	(2.4)%	21,470	21,281.9%
Transportation invoice dollar
volume	$5,599,551	$5,443,972	2.9%	$16,647,242	$15,273,046	9.0%
Utility transaction volume	3,443	3,410	1.0%	10,472	10,108	3.6%
Utility transaction dollar volume	$2,783,505	$2,936,417	(5.2)%	$7,829,235	$8,184,747	(4.3)%
Payment and processing fees	$16,600	$15,806	5.0%	$49,712	45,372	9.6%
*Core invoices exclude parcel shipments.

Third Quarter of 2012 compared to Third Quarter of 2011:

Transportation transaction volume was down 2.4% primarily due to the current sluggish economic environment and utility transaction volume was up only 1.0% for the quarter. Transportation dollar volumes were up 2.9%. Utility dollar volumes were down 5.2% due to lower rates for electricity and natural gas.

Bank service fees decreased $3,000, or less than 1%, due to a decrease in letter of credit fees. There were $267,000 gains on sales of securities in the Third Quarter of 2012.

Nine Months Ended 2012 compared to Nine Months Ended 2011:

Transportation and utility transaction volumes were up .9% and 3.6%, respectively. Transportation dollar volumes were up 9.0% due to new business and improved activity for existing customers. Utility dollar volumes were down 4.3% due to lower rates for electricity and natural gas.

Bank service fees decreased $128,000, or 12.4%, due to decreased letter of credit fees. There were $2,401,000 gains on sales of securities in the Nine Months Ended 2012.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in net interest income and related factors:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2012	2011	Change	2012	2011	Change
Average earnings assets	$1,229,687	$1,219,184.9%		$1,199,950	$1,172,182	2.4%
Average interest-bearing
liabilities	406,604	407,067	(.1)%	400,533	403,902	(.8)%
Net interest income*	11,922	12,768	(6.6)%	36,111	38,818	(7.0)%
Net interest margin*	3.86%	4.15%		4.02%	4.43%
Yield on earning assets*	4.11%	4.50%		4.29%	4.81%
Rate on interest-bearing liabilities	.77%	1.03%		.79%	1.12%
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2012 compared to Third Quarter of 2011:

Third Quarter 2012 average earning assets increased .9% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2012 as the general level of interest rates remained low.

Total average loans decreased $8,109,000, or 1.2%, to $679,043,000 for the Third Quarter of 2012 as compared to the Third Quarter of 2011. This decrease was attributable to intense competition from other lenders and several large pay-offs. Average investment securities increased $63,922,000, or 24.9%, to $321,076,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the Third Quarter of 2012 decreased $463,000, or less than 1%, to $406,604,000 compared to the Third Quarter of 2011. Average accounts and drafts payable decreased $537,000, or less than 1%, as freight and utility payment processing activities remained steady in the current sluggish economic environment.

Nine Months Ended 2012 compared to Nine Months Ended 2011:

Nine Months Ended 2012 average earning assets increased 2.4% compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2012 as the general level of interest rates remained low.

Total average loans decreased $15,818,000, or 2.3%, to $685,198,000 for the Nine Months Ended 2012 as compared to the Nine Months Ended 2011. This decrease was attributable to the intense competition from other lenders. Average investment securities increased $45,907,000, or 17.8%, to $303,639,000, as the Company took advantage of buying opportunities in the market.

Total average interest-bearing deposits for the Nine Months Ended 2012 decreased $3,368,000, or less than 1%, to $400,533,000 compared to the Nine Months Ended 2011. Average accounts and drafts payable increased $31,142,000, or 5.3%, as freight and utility payment processing activities increased.

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

	Third Quarter of 2012			Third Quarter of 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$678,377	$8,819	5.17%	$686,324	$9,825	5.68%
Tax-exempt[4]	666	1.60		828	4	1.92
Investment securities[5]:
Taxable	1,030	1.39		1,029	5	1.93
Tax-exempt[4]	309,885	3,746	4.81	256,125	3,808	5.90
Certificates of deposit	10,161	15.59		—	—	—
Interest-bearing deposits in
other financial institutions	99,678	25.10		118,275	94.32
Federal funds sold and other
short-term investments	129,890	100.31		156,603	92.23
Total earning assets	1,229,687	12,707	4.11	1,219,184	13,828	4.50
Non-earning assets
Cash and due from banks	12,597			12,618
Premise and equipment, net	9,444			9,897
Bank-owned life insurance	14,688			14,263
Goodwill and other
intangibles	15,582			7,674
Other assets	104,588			94,032
Allowance for loan losses	(12,586)			(13,295)
Total assets	$1,374,000			$1,344,373
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$256,390	$444.69%		$239,288	$538.89%
Savings deposits	26,018	46.70		25,073	52.82
Time deposits >= $100	38,882	99	1.01	52,080	171	1.30
Other time deposits	85,314	196.91		90,626	299	1.31
Total interest-bearing deposits	406,604	785.77		407,067	1,060	1.03
Short-term borrowings & other	—	—	—	—	—	—
Total interest bearing liabilities	406,604	785.77		407,067	1,060	1.03
Non-interest bearing liabilities
Demand deposits	138,808			132,757
Accounts and drafts payable	639,467			640,004
Other liabilities	19,496			9,664
Total liabilities	1,204,375			1,189,492
Shareholders’ equity	169,625			154,881
Total liabilities and
shareholders’ equity	$1,374,000			$1,344,373
Net interest income		$11,922			$12,768
Net interest margin			3.86%			4.15%
Interest spread			3.34			3.47
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2011 consolidated financial statements, filed with the Company’s 2011 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $70,000 and $96,000 for the Third Quarter of 2012 and 2011, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,312,000 and $1,334,000 for the Third Quarter of 2012 and 2011, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended 2012			Nine Months Ended 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$684,512	$26,719	5.21%	$700,122	$30,199	5.77%
Tax-exempt[4]	686	4.78		894	15	2.24
Investment securities[5]:
Taxable	1,009	16	2.12	987	24	3.25
Tax-exempt[4]	296,755	11,366	5.12	256,745	11,461	5.97
Certificates of deposit	5,875	23.52		—	—	—
Interest-bearing deposits in
other financial institutions	117,319	272.31		89,572	242.36
Federal funds sold and other
short-term investments	93,794	94.13		123,862	268.29
Total earning assets	1,199,950	38,494	4.29	1,172,182	42,209	4.81
Non-earning assets
Cash and due from banks	12,361			12,283
Premise and equipment, net	9,472			9,774
Bank-owned life insurance	14,558			14,302
Goodwill and other
intangibles	14,814			7,701
Other assets	101,480			79,226
Allowance for loan losses	(12,841)			(12,640)
Total assets	$1,339,794			$1,282,828
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$252,938	$1,293.68%		$225,929	$1,646.97%
Savings deposits	23,456	122.69		24,496	174.95
Time deposits >= $100	41,252	357	1.16	52,906	532	1.34
Other time deposits	82,887	611.98		100,570	1,039	1.38
Total interest-bearing deposits	400,533	2,383.79		403,901	3,391	1.12
Short-term borrowings & other	—	—	—	1	—	—
Total interest bearing liabilities	400,533	2,383.79		403,902	3,391	1.12
Non-interest bearing liabilities
Demand deposits	136,101			130,191
Accounts and drafts payable	619,349			588,207
Other liabilities	18,386			11,793
Total liabilities	1,174,369			1,134,093
Shareholders’ equity	165,425			148,735
Total liabilities and
shareholders’ equity	$1,339,794			$1,282,828
Net interest income		$36,111			$38,818
Net interest margin			4.02%			4.43%
Interest spread			3.50			3.69
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2011 consolidated financial statements, filed with the Company’s 2011 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $219,000 and $474,000 for the Nine Months Ended 2012 and 2011, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $3,980,000 and $4,016,000 for the Nine Months Ended 2012 and 2011, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Third Quarter of 2012 Over
	Third Quarter of 2011
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(115)	$(891)	$(1,006)
Tax-exempt[3]	(1)	(2)	(3)
Investment securities:
Taxable	—	(4)	(4)
Tax-exempt[3]	715	(777)	(62)
Certificates of deposit	15	—	15
Interest-bearing deposits in other financial institutions	(13)	(56)	(69)
Federal funds sold and other short-term investments	(18)	26	8
Total interest income	583	(1,704)	(1,121)
Interest expense on:
Interest-bearing demand deposits	36	(130)	(94)
Savings deposits	2	(8)	(6)
Time deposits of >=$100	(38)	(34)	(72)
Other time deposits	(17)	(86)	(103)
Total interest expense	(17)	(258)	(275)
Net interest income	$600	$(1,446)	$(846)
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	Nine Months Ended 2012 Over
	Nine Months Ended 2011
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(657)	$(2,823)	$(3,480)
Tax-exempt[3]	(3)	(8)	(11)
Investment securities:
Taxable	1	(9)	(8)
Tax-exempt[3]	1,665	(1,760)	(95)
Certificates of deposit	23	—	23
Interest-bearing deposits in other financial institutions	68	(38)	30
Federal funds sold and other short-term investments	(54)	(120)	(174)
Total interest income	1,043	(4,758)	(3,715)
Interest expense on:
Interest-bearing demand deposits	181	(534)	(353)
Savings deposits	(7)	(45)	(52)
Time deposits of >= $100	(107)	(68)	(175)
Other time deposits	(163)	(265)	(428)
Total interest expense	(96)	(912)	(1,008)
Net interest income	$1,139	$(3,846)	$(2,707)
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses. Provision for loan losses during the Third Quarter of 2012 and Third Quarter of 2011, were $0 and $550,000, respectively. During the Nine Months Ended 2012 and the Nine Months Ended 2011, the provision for loan losses were $800,000 and $1,850,000, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were net loan charge-offs of $302,000 in the Third Quarter of 2012 compared to net loan charge-offs of $768,000 for the same period in 2011. There were $1,433,000 net loan charge-offs in the Nine Months Ended 2012 and $731,000 in net loan charge-offs in the Nine Months Ended 2011.

The allowance for loan losses at September 30, 2012 was $12,321,000 and at December 31, 2011 was $12,954,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2012 was 1.81% compared to 1.93% at December 31, 2011. Nonperforming loans were $4,893,000, or .72%, of total loans at September 30, 2012 compared to $1,738,000, or .26%, of total loans at December 31, 2011. These loans, which are also considered impaired, consisted of five nonaccrual loans at September 30, 2012. Nonperforming loans at December 31, 2011 also consisted of five nonaccrual loans. Total nonaccrual loans increased $2,968,000 from September 30, 2011 to September 30, 2012, primarily due to the addition of two loans offset by the charge-off of one loan.

In addition to the loans discussed above, at September 30, 2012, loans totaling $13,375,000 not included in the table below were identified by management as subject to special monitoring. These loans possess some credit deficiency or potential weakness which requires a high level of management attention.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the allowance for loan losses:

	Third Quarter of		Nine Months Ended
(In thousands)	2012	2011	2012	2011
Allowance at beginning of period	$12,623	$13,228	$12,954	$11,891
Provision charged to expense	—	550	800	1,850
Loans charged off	(303)	(769)	(1,542)	(769)
Recoveries on loans previously charged off	1	1	109	38
Net loans charged off	(302)	(768)	(1,433)	(731)
Allowance at end of period	$12,321	$13,010	$12,321	$13,010
Loans outstanding:
Average	$679,043	$687,152	$687,151	$701,016
September 30	681,174	692,385	681,174	692,385
Ratio of allowance for loan losses to loans outstanding:
Average	1.81%	1.89%	1.80%	1.86%
September 30	1.81	1.88	1.81	1.88
Impaired loans:
Nonaccrual loans	$4,893	$1,925	$4,893	$1,925
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	4,483	—	4,483
Total impaired loans	$4,893	$6,408	$4,893	$6,408
Foreclosed assets	1,322	1,910	1,322	1,910
Impaired loans as percentage of average loans	.72%	.93%	.71%	.91%

The Bank had two properties carried as other real estate owned of $1,322,000 as of September 30, 2012 and two properties carried as other real estate owned of $1,910,000 as of September 30, 2011.

Operating Expenses

Total operating expenses for the Third Quarter of 2012 were up 5.4%, or $1,016,000, compared to the Third Quarter of 2011 and for the Nine Months Ended 2012 were up 8.7%, or $4,828,000, from the Nine Months Ended 2011, primarily due to costs related to the integration of the Company’s new environmental expense service line following its acquisition of WRC in January 2012.

Salaries and benefits expense for the Third Quarter of 2012 increased $1,494,000 to $15,919,000 compared to the Third Quarter of 2011 and increased $4,701,000 to $46,978,000 for the Nine Months Ended 2012 compared to the Nine Months Ended 2011 due to higher payroll and pension expense.

Occupancy expense for the Third Quarter of 2012 decreased $84,000 to $497,000 from the Third Quarter of 2011 and decreased $198,000, or 11.1%, for the Nine Months Ended 2012 from the Nine Months Ended 2011 due to lower rent, maintenance and repairs expenses associated with the consolidation of bank branches.

Equipment expense for the Third Quarter of 2012 decreased $7,000, or less than 1%, compared to the Third Quarter of 2011. Equipment expense increased $45,000, or 1.7%, for the Nine Months Ended 2012 from the Nine Months Ended 2011 due to increased software license and maintenance expenses.

Amortization of intangible assets increased $121,000 for the Third Quarter of 2012 and $353,000 for the Nine Months Ended 2012 as compared to the prior year periods due to the purchase of the assets of WRC.

Other operating expenses for the Third Quarter of 2012 decreased $508,000, or 17.0%, compared to the Third Quarter of 2011. Primary decreases were due to the receipt of state escheatment refunds for uncashed checks and decreased legal expenses. Other operating expense decreased $73,000 for the Nine Months Ended 2012 compared to the Nine Months Ended 2011 due to decreases in FDIC insurance and the receipt of state escheatment refunds, offset by increases in promotional expenses.

Income tax expense for the Third Quarter of 2012 decreased $468,000, or 19.9%, compared to the Third Quarter of 2011 and decreased $534,000 for the Nine Months Ended 2012 compared to the Nine Months Ended 2011. The effective tax rate was 23.7% and 28.0% for the Third Quarters of 2012 and 2011, respectively, and was 25.9% and 28.0% for the nine months ended September 30, 2012 and 2011, respectively, primarily due to reductions in state income taxes.

Financial Condition

Total assets at September 30, 2012 were $1,391,235,000, an increase of $71,934,000, or 5.5%, from December 31, 2011. The most significant change in asset balances during this period was an increase of $56,907,000 in securities. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2012 were $1,216,660,000, an increase of $57,907,000, or 5.0%, from December 31, 2011. Total deposits at September 30, 2012 were $548,334,000, a decrease of $34,000, or less than 1%, from December 31, 2011. Accounts and drafts payable at September 30, 2012 were $648,944,000, an increase of $53,743,000, or 9.0%, from December 31, 2011. Total shareholders’ equity at September 30, 2012 was $174,575,000, a $14,027,000, or 8.7%, increase from December 31, 2011.

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

The increase in total shareholders’ equity of $14,027,000 resulted from net income of $17,962,000, stock-based compensation expense of $729,000 and $634,000 in other comprehensive income offset by dividends paid of $5,298,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $219,806,000 at September 30, 2012, a decrease of $16,156,000, or 6.8%, from December 31, 2011. At September 30, 2012, these assets represented 15.8% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $367,519,000 at September 30, 2012, an increase of $56,907,000 from December 31, 2011. These assets represented 26.4% of total assets at September 30, 2012. Of this total, 96% were state and political subdivision securities. Of the total portfolio, 5.2% mature in one year, 18.2% mature in one to five years, and 76.6% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also had secured lines of credit with the Federal Home Loan Bank of $127,361,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any line of credit as of September 30, 2012 or December 31, 2011.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”). Time deposits include $91,989,000 of CDARS deposits which offer the Bank’s customers the ability to maximize FDIC insurance coverage. The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $24,995,000 for the Nine Months Ended 2012, compared with $23,028,000 for the Nine Months Ended 2011, an increase of $1,967,000. This increase is attributable to the increase in net income of $444,000, the increase in depreciation and amortization of $1,645,000 offset by the increase in gains on sales of securities of $2,353,000 plus the other normal fluctuations in asset and liability accounts. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2012, which are estimated to be less than $3,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2012		December 31, 2011
(In thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$172,440	19.11%	$166,605	19.03%
Cass Commercial Bank	73,586	13.73%	66,851	12.71%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$161,149	17.86%	$155,638	17.78%
Cass Commercial Bank	66,860	12.47%	60,248	11.46%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$161,149	11.86%	$155,638	11.53%
Cass Commercial Bank	66,860	10.47%	60,248	9.49%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2012 has changed materially from that at December 31, 2011.

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

There were no changes in the Third Quarter of 2012 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company has included in Part I, Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2011 disclosure regarding certain legal proceedings. There were no material developments with regard to these disclosed proceedings during the three-month period ended September 30, 2012. All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes the outcome of all proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2012.

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 2, 2012	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 2, 2012	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)