Form 10-K
period 2012-12-31
CASS INFORMATION SYSTEMS INC
filed 2013-03-08
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-20827

CASS INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12444 Powerscourt Drive, St. Louis, Missouri	63131	(314) 506-5500
(Address of principal executive offices)	(Zip Code)	(Telephone Number, incl. area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each exchange on which registered
Common Stock, par value $.50	The Nasdaq Global Select Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer:   ☐       Accelerated filer:  ☒
Non-accelerated filer:  ☐        Smaller reporting company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $421,100,000 based on the closing price of the common stock of $40.25 on June 30, 2012, as reported by The Nasdaq Global Select Market. As of March 5, 2013, the Registrant had 11,463,831 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference from the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. (“Cass” or “the Company”) is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides transportation invoice rating, payment, audit, accounting and transportation information to many of the nation’s largest companies. It is also a processor and payer of energy invoices, including electricity, gas, and other facility related expenses. Additionally, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, cellular and communication equipment expense. In January 2011, Cass opened an office in Breda, Netherlands, to support the Company’s multinational information processing clients. Cass purchased the assets of an environmental expense management company in January 2012 and now provides such services. The Company, through its wholly owned bank subsidiary, Cass Commercial Bank (“the Bank”), also provides commercial banking services. The Bank’s primary focus is to support the Company’s payment operations and provide banking services to its target markets, which include privately-owned businesses and churches and church-related ministries. Services include commercial and commercial real estate loans, checking, savings and time deposit accounts and other cash management services. Other operating locations are in Bridgeton, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Breda, Netherlands and Jacksonville, Florida. The Bank operates three branches in the St. Louis metropolitan area and one loan production office in southern California. The Company’s headquarters and the Bank’s headquarters are located in St. Louis County, Missouri.

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

Marketing, Customers and Competition

The Company, through its Transportation Information Services business unit, is one of the largest firms in the transportation bill processing and payment industry in the United States based on the total dollars of transportation bills paid and items processed. Competition consists of a few primary competitors and numerous small transportation bill audit firms located throughout the United States. While offering transportation payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Expense Management business unit, also competes with other companies, located throughout the United States, that pay energy bills and provide management reporting. Available data indicates that the Company is one of the largest providers of energy information processing and payment services. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (“ESP”). The ESPs market the Company’s services adding value with their unique auditing, consulting and technological capabilities. Many of Cass’ services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. Also the Company, through its Telecom Information Services business unit, is a leader in the growing telecom expense management market, and competes with other companies located throughout the United States in this market. In 2011, Cass opened an office in Breda, Netherlands, to support the Company’s multinational information processing clients. In 2012, the Company added environmental expense management services.

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. The Company is classified as a bank holding corporation due to its ownership of a federally-insured commercial bank and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri. Approval by the Board of Governors of the Federal Reserve System was received in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. In December 2011, the Federal Reserve Bank (“FRB”) of St. Louis approved the election of Cass Information Systems, Inc. to become a financial holding company. As a financial holding company, Cass may engage in activities that are financial in nature or incidental to a financial activity. The Company’s bank subsidiary encounters competition from numerous banks and financial institutions located throughout the St. Louis, Missouri metropolitan area and other areas in which the Bank competes. The Bank’s principal competitors, however, are large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks. The Bank targets its services to privately held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri, Orange County, California and other selected cities located throughout the United States.

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay®, Transdata®, TransInq®, Ratemaker®, Rate Advice®, First Rate®, Best Rate®, Rate Exchange® CassPort® and Expense$mart®. The Company and its subsidiaries are not dependent on any one customer for a significant portion of their businesses. The Company and its subsidiaries have a varied client base with no individual client exceeding 10% of total revenue.

Employees

The Company and its subsidiaries had 770 full-time and 277 part-time employees as of March 5, 2013. Of these employees, the Bank had 56 full-time and no part-time employees.

Supervision and Regulation

The Company and its bank subsidiary are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Missouri Division of Finance, the FRB and the Federal Deposit Insurance Corporation (the “FDIC”). The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision and examination by the FRB. The Company is required to file quarterly and annual reports with the FRB and to provide to the FRB such additional information as the FRB may require, and it is subject to regular inspections by the FRB. Bank regulatory agencies use Capital Adequacy Guidelines in their examination and regulation of financial holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the agencies may force certain remedial action to be taken. The Capital Adequacy Guidelines are of several types and include risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; guidelines that consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a financial holding company may leverage its equity capital base.

In 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Among other things, the proposed rules establish stricter capital requirements and calculation standards, as well as more restrictive risk weightings for certain loans and facilities. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not meet certain capital guidelines. The proposed rules are not expected to be implemented until later in 2013, and accordingly, the full implication of these new rules is not yet known. For further discussion of Capital Adequacy Guidelines and ratios, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 2 of this report.

The FRB also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of laws or regulations or for unsafe or unsound practices. Both the FRB and Missouri Division of Finance also have restrictions on the amount of dividends that banks and financial holding companies may pay.

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

Financial Information about Segments

The services provided by the Company are classified in two reportable segments: Information Services and Banking Services. The revenues from external customers, net income and total assets by segment as of and for each of the years in the three-year period ended December 31, 2012, are set forth in Item 8, Note 16 of this report.

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

Operational difficulties or cyber-security problems could damage Cass’ reputation and business.

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

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

During the summer of 2012, the Federal Reserve and FDIC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules, though the rules are expected to be implemented in 2013.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include, among other provisions, new minimum risk-based capital and leverage ratios, which would refine the definition of what constitutes “capital” for purposes of calculating those ratios. Institutions that are not compliant with the new rules would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations. The application of these proposed rules could, among other things, result in lower returns on invested capital, require the raising of additional capital, result in additional regulatory actions if Cass is unable to comply with such requirements, require the Company to increase holdings in liquid assets, necessitate a change in business strategy and limit the Company’s ability to pay dividends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In September 2012, the Company entered into a 10-year lease for office space in St. Louis County, Missouri, to relocate the Company’s headquarters and the Bank’s headquarters from 13001 Hollenberg Drive in Bridgeton, Missouri. The Company’s headquarters occupy 13,991 square feet in an office center at 12444 Powerscourt Drive and the Bank’s headquarters occupy 10,564 square feet in the same center at 12412 Powerscourt Drive. The vacated 18,000 square feet of office space at 13001 Hollenberg Drive supports the expansion of the transportation processing activities which are currently performed in 42,000 square feet of the building. The physical move occurred in February 2013.

The Company owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional facilities are located in Lowell, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacsonville, Florida and Columbus, Ohio. The Company has an office in Breda, Netherlands to service its multinational customers.

In addition, the Bank owns a banking facility near downtown St. Louis, Missouri and has additional leased facilities in Fenton, Missouri and Santa Ana, California. The Bank closed its facilities in Maryland Heights, Missouri and Chesterfield, Missouri in December 2011 and February 2012, respectively.

Management believes that these facilities are suitable and adequate for the Company’s operations.

ITEM 3. LEGAL PROCEEDINGS

The Company was the defendant in a proceeding in the United States Bankruptcy Court for the District of Delaware, which proceeding was initiated by Chapter 11 debtor LNT Services, Inc., an affiliate of Linens N' Things, on December 19, 2009. On November 20, 2012, this adversary proceeding was dismissed with prejudice.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes the outcome of these proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of March 5, 2013, there were 142 holders of record of the Company’s common stock. High and low sale prices, as reported by The Nasdaq Global Select Market for each quarter of 2012 and 2011, restated for stock dividends, were as follows:

	2012		2011
	High	Low	High	Low
1st Quarter	$38.08	$30.91	$32.94	29.16
2nd Quarter	37.95	32.33	33.31	29.54
3rd Quarter	38.96	34.00	32.05	24.59
4th Quarter	43.76	35.05	33.08	32.31

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. Cash dividends paid per share, restated for stock dividends, by the Company during the two most recent fiscal years were as follows:

	2012	2011
March	$.155	$.132
June	.155	.132
September	.155	.132
December	.180	.155

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 363,000 shares of the Company’s common stock. There were no repurchases in 2012 or 2011. As of December 31, 2012, 363,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (US) (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2007, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2012	2011	2010	2009	2008
Fee revenue and other income	$71,138	$62,824	$56,146	$51,238	$53,170
Interest income on loans	35,525	39,515	39,785	36,003	34,204
Interest income on debt and equity securities	9,938	10,034	8,747	7,611	7,716
Other interest income	470	686	514	170	2,218
Total interest income	45,933	50,235	49,046	43,784	44,138
Interest expense on deposits	3,148	4,374	4,875	4,924	3,179
Interest expense on short-term borrowings	—	—	—	23	12
Interest on debentures and other	—	—	—	106	187
Total interest expense	3,148	4,374	4,875	5,053	3,378
Net interest income	42,785	45,861	44,171	38,731	40,760
Provision for loan losses	2,400	2,150	4,100	2,050	2,200
Net interest income after provision	40,385	43,711	40,071	36,681	38,560
Operating expense	80,333	75,029	68,284	66,385	65,564
Income before income tax expense	31,190	31,506	27,933	21,534	26,166
Income tax expense	7,887	8,497	7,623	5,405	7,160
Net income	$23,303	$23,009	$20,310	$16,129	$19,006
Diluted earnings per share	$2.02	$2.01	$1.78	$1.43	$1.67
Dividends per share	.64	.55	.48	.44	.41
Dividend payout ratio	31.59%	27.29%	26.82%	30.54%	24.14%
Average total assets	$1,344,492	$1,301,635	$1,157,257	$978,171	$922,471
Average net loans	671,900	683,215	666,202	606,304	546,110
Average debt and equity securities	313,184	263,264	222,249	193,393	197,273
Average total deposits	541,046	541,337	470,096	375,572	241,844
Average subordinated convertible debentures	—	—	—	1,984	3,669
Average total shareholders’ equity	167,867	151,669	137,748	117,663	104,185
Return on average total assets	1.73%	1.77%	1.76%	1.65%	2.06%
Return on average equity	13.88	15.17	14.74	13.71	18.24
Average equity to assets ratio	12.49	11.65	11.90	12.03	11.29
Equity to assets ratio at year-end	13.80	12.17	11.96	12.79	12.00
Tangible common equity to tangible assets	12.47	11.66	11.38	12.11	11.19
Tangible common equity to risk-weighted
assets	17.98	17.47	15.20	15.60	13.60
Net interest margin	4.00	4.31	4.61	4.79	5.34
Allowance for loan losses to loans at year-end	1.80	1.93	1.68	1.29	1.09
Nonperforming assets to loans and foreclosed
assets	1.15 *	.51	.35	.55	.57
Net loan charge-offs to average loans
outstanding	.44	.16	.07	.04	.37
*	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off. The percentage, as adjusted, would have been .54%.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2012, 2011 and 2010. All share and per share data have been restated to give effect to the 10% stock dividend issued on December 14, 2012. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

Executive Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Breda, Netherlands and Jacksonville, Florida. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from freight, energy, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

The specific payment and information processing services provided to each customer are developed individually to meet each customer’s requirements, which can vary greatly. In addition, the degree of automation such as electronic data interchange, imaging, workflow, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general, however, Cass is compensated for its processing services through service fees and investment of account balances generated during the payment process. The amount, type, and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates, which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities, and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest paid on its deposits and other borrowings. The Bank also assesses fees on other services such as cash management services.

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. As economic conditions continued to slowly improve in 2012, the number and total dollar volumes of transactions processed increased, thereby increasing fee revenue, interest income, and liquidity. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in the general level of interest rates can have a negative impact on net interest income.

In January 2011, Cass opened an office in Breda, Netherlands, to support the Company’s multinational information processing clients. The revenues, expenditures and assets related to this office did not account for a significant portion of the Company’s business during the year ended December 31, 2012 and the current activities are not significant enough to pose substantial risk.

On January 6, 2012, the Company acquired the assets of Waste Reduction Consultants, Inc., (“WRC”) a provider of environmental expense management services. This acquisition positions the Company to expand its portfolio of services for controlling facility-related expenses and accelerates Cass’ leadership position as a back-office business processor. The results of operations for this new service are included in the Information Services business segment.

In November 2012, Town and Country Investments LLC was formed as an investment subsidiary of the Bank to hold investment securities sold by Information Services to balance consolidated liquidity. Please refer to Note 16, Industry Segment Information, to the consolidated financial statements.

In 2012, total fee revenue and other income increased $8,314,000, or 13%, net interest income after provision for loan losses decreased $3,326,000, or 8%, and total operating expenses increased $5,304,000, or 7%. These results were driven by a 1,640,000, or 4%, increase in items processed and $1,261,615,000, or 4%, increase in dollars processed in 2012. Gains on sales of investment securities were up significantly due to taking advantage of market gains. The asset quality of the Company’s loans and investments as of December 31, 2012 remained strong.

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The purpose of the ASU is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for reporting periods beginning after December 15, 2012. The adoption of these amendments will not impact the Company’s consolidated financial statements or results of operations.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for fiscal years ended December 31, 2012, 2011 and 2010 and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as calculated by an independent research firm. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2012, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10 to the consolidated financial statements. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31 and management believes they are not reasonably likely to change in the future. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits” (“ASC 715”), the Company has recognized the funded status of its defined benefit postretirement plan in its consolidated balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2012	2011	2010	2012 v. 2011	2011 v. 2010
Total processing volume	47,067	45,426	40,556	3.6%	12.0%
Total processing dollars	$33,162,412	$31,899,494	$27,792,707	4.0	14.8
Payment and processing fees	$66,695	$60,688	$54,183	9.9	12.0
Net interest income after provision for
loan losses	$40,385	$43,711	$40,071	(7.6)	9.1
Total net revenue	$111,523	$106,535	$96,217	4.7	10.7
Average earning assets	$1,201,846	$1,188,283	$1,060,559	1.1	12.0
Net interest margin*	4.00%	4.31%	4.61%
Net income	$23,303	$23,009	$20,310	1.3	13.3
Diluted earnings per share	$2.02	$2.01	$1.78	.5	12.9
Return on average assets	1.73%	1.77%	1.76%
Return on average equity	13.88%	15.17%	14.74%
       * Presented on a tax-equivalent basis

The results of 2012 compared to 2011 include the following significant items:

Payment and processing fee revenue increased as the number of transactions processed increased. This increase was due to increased activity from both base and new customers.

Net interest income after provision for loan losses decreased $3,326,000 or 8%, due to the decrease in the net interest margin on a tax equivalent basis from 4.31% in 2011 to 4.00% in 2012. The growth in average earning assets was $14,000 funded by increases in deposits.

Gains from the sale of securities were $2,635,000 in 2012 and $43,000 in 2011. Bank service fees were down $82,000, or 6%, and other income was down $203,000 primarily due to a bank-owned life insurance death benefit received in 2011. Operating expenses increased $5,304,000, or 7%, primarily in the area of salaries and benefits resulting from the acquisition of WRC and increase in business volume.

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

Gains from the sale of securities were $43,000 in 2011 and $0 in 2010. Bank service fees were down $56,000, or 4%, and other income was up $229,000 primarily due to the receipt of a bank-owned life insurance death benefit. Operating expenses increased $6,745,000, or 10%, primarily in response to the increase in business volume.

Fee Revenue and Other Income

The Company’s fee revenue is derived mainly from transportation and facility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes, fee revenue and other income were as follows:

	December 31,			% Change
(In thousands)	2012	2011	2010	2012 v. 2011	2011 v. 2010
Transportation invoice transaction volume	28,790	28,279	25,826	1.8%	9.5%
Transportation invoice dollar volume	$22,261,815	$20,599,503	$16,966,003	8.1	21.4
Expense management transaction volume*	18,277	17,147	14,730	6.6	16.4
Expense management dollar volume*	$10,899,294	$11,299,991	$10,826,704	(3.5)	4.4
Payment and processing revenue	$66,695	$60,688	$54,183	9.9	12.0
Bank service fees	$1,272	$1,354	$1,410	(6.1)	(4.0)
Gains on sales of investment securities	$2,635	$43	$0	—	—
Other	$536	$739	$553	(27.5)	33.6
*	Includes Energy, Telecom and Environmental

Fee revenue and other income in 2012 compared to 2011 include the following significant pre-tax components:

Transportation transaction volume increased by 2% during the past year, primarily due to increased activity from both base and new customers. Expense management transaction volume increased by 7%, primarily due to the WRC acquisition. Overall, revenues for the year were up slightly under 10%. Gains on sales of investment securities were up significantly due to taking advantage of market gains and selling municipal bonds.

Fee revenue and other income in 2011 compared to 2010 include the following significant pre-tax components:

Transportation dollar volume increased by 21% during 2011, primarily due to increased activity from both base and new customers. Expense management transaction dollar volume had a slight increase of 4% in 2011. Overall, revenues for 2011 were up 12%.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2012	2011	2010	2012 v. 2011	2011 v. 2010
Average earning assets	$1,201,846	$1,188,283	$1,060,559	1.1%	12.0%
Net interest income*	$48,086	$51,248	$48,891	(6.2%)	4.8%
Net interest margin*	4.00%	4.31%	4.61%
Yield on earning assets*	4.26%	4.68%	5.07%
Rate on interest bearing liabilities	.78%	1.07%	1.37%
*	Presented on a tax-equivalent basis using a tax rate of 35% in all years.

Net interest income in 2012 compared to 2011:

The decrease in net interest income was caused by a decrease in net interest margin. The decrease in net interest margin was due to the lack of satisfactory investment alternatives in this historically low interest rate environment. More information is contained in the tables below and in Item 7A of this report.

Total average loans decreased $11,387,000, or 2%, to $684,597,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

Total average investment in securities increased $44,103,000, or 17%. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. All purchases were made in accordance with the Company’s investment policy. Total average federal funds sold and other short-term investments decreased $41,405,000, or 32%.

The Bank’s total average interest-bearing deposits decreased $5,001,000, or 1%, compared to the prior year. A $19,638,000, or 3%, increase in accounts and drafts payable more than offset the decrease in deposits and funded a slight increase in earning assets. Average rates paid on interest-bearing liabilities decreased from 1.07% to .78% as a result of the continued low interest rate environment.

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

The Bank’s total average interest-bearing deposits increased $52,276,000, or 15%, compared to the prior year. This increase in deposits, along with the $63,318,000, or 12%, increase in accounts and drafts payable, funded the increase in earning assets. Average rates paid on interest-bearing liabilities decreased from 1.37% to 1.07% as a result of the continued low interest rate environment.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2012			2011			2010
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$683,921	$35,521	5.19%	$695,121	$39,504	5.68%	$674,026	$39,723	5.89%
Tax-exempt[4]	676	6.89		863	18	2.09	1,875	95	5.07
Securities[5]:
Taxable	1,014	25	2.47	997	37	3.71	885	43	4.86
Tax-exempt[4]	305,552	15,177	4.97	261,466	15,373	5.88	221,364	13,391	6.05
Certificates of deposit	6,618	35.53		801	4.50		—	—	—
Interest-bearing deposits in other
financial institutions	116,346	362.31		99,911	347.35		35,655	139.39
Federal funds sold and other
short-term investments	87,719	108.12		129,124	339.26		126,754	375.30
Total earning assets	1,201,846	51,234	4.26	1,188,283	55,622	4.68	1,060,559	53,766	5.07
Non-earning assets
Cash and due from banks	12,469			12,525			10,794
Premise and equipment, net	9,649			9,790			9,979
Bank owned life insurance	14,625			14,299			13,924
Goodwill and other
intangibles	14,970			7,688			7,795
Other assets	103,630			81,819			63,905
Allowance for loan losses	(12,697)			(12,769)			(9,699)
Total assets	$1,344,492			$1,301,635			$1,157,257
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$256,332	$1,739.68%		$233,636	$2,162.93%		$182,869	$2,082	1.14%
Savings deposits	24,261	169.70		25,556	225.88		28,137	321	1.14
Time deposits >=$100	39,638	456	1.15	52,123	690	1.32	52,510	814	1.55
Other time deposits	83,502	784.94		97,419	1,297	1.33	92,942	1,658	1.78
Total interest-bearing deposits	403,733	3,148.78		408,734	4,374	1.07	356,458	4,875	1.37
Short-term borrowings	5	—	—	3	—	—	33	—	—
Total interest bearing liabilities	403,738	3,148.78		408,737	4,374	1.07	356,491	4,875	1.37
Non-interest bearing liabilities
Demand deposits	137,313			132,603			113,638
Accounts and drafts payable	616,573			596,935			533,617
Other liabilities	19,001			11,691			15,763
Total liabilities	1,176,625			1,149,966			1,019,509
Shareholders’ equity	167,867			151,669			137,748
Total liabilities and share-
holders’ equity	$1,344,492			$1,301,635			$1,157,257
Net interest income		$48,086			$51,248			$48,891
Net interest margin		4.00%			4.31%			4.61%
Interest spread		3.48%			3.61%			3.70%

[1]	Balances shown are daily averages.
[2]	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
[3]	Interest income on loans includes net loan fees of $333,000, $542,000, and $372,000 for 2012, 2011 and 2010, respectively.
[4]	Interest income is presented on a tax-equivalent basis assuming a tax rate 35% in all years. The tax-equivalent adjustment was approximately $5,301,000, $5,387,000 and $4,720,000 for 2012, 2011 and 2010, respectively.
[5]	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2012 Over 2011			2011 Over 2010
(In thousands)	Volume[1]	Rate[1]	Total	Volume[1]	Rate[1]	Total
Increase (decrease) in interest income:
Loans[2,3]:
Taxable	$(628)	$(3,355)	$(3,983)	$1,222	$(1,441)	$(219)
Tax-exempt[4]	(3)	(9)	(12)	(37)	(40)	(77)
Securities:
Taxable	1	(13)	(12)	5	(11)	(6)
Tax-exempt[4]	2,389	(2,585)	(196)	2,367	(385)	1,982
Certificates of deposit	31	0	31	2	2	4
Interest-bearing deposits in other
financial institutions	54	(39)	15	224	(16)	208
Federal funds sold and other short-term
investments	(87)	(144)	(231)	7	(43)	(36)
Total interest income	$1,757	$(6,145)	$(4,388)	$3,790	$(1,934)	$1,856
Interest expense on:
Interest-bearing demand deposits	$196	$(619)	$(423)	$513	$(433)	$80
Savings deposits	(11)	(45)	(56)	(28)	(68)	(96)
Time deposits >=$100	(151)	(83)	(234)	(6)	(118)	(124)
Other time deposits	(167)	(346)	(513)	77	(438)	(361)

Total interest expense	(133)	(1,093)	(1,226)	556	(1,057)	(501)
Net interest income	$1,890	$(5,052)	$(3,162)	$3,234	$(877)	$2,357
[1]	The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
[2]	Average balances include nonaccrual loans.
[3]	Interest income includes net loan fees.
[4]	Interest income is presented on a tax-equivalent basis assuming a tax rate 35% in all years.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $687,733,000 and represented 54% of the Company's total assets as of December 31, 2012 and generated $35,525,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2012.

Loans by Type	December 31,
(In thousands)	2012	2011	2010	2009	2008
Commercial and industrial	$160,862	$136,916	$135,061	$93,371	$118,044
Real estate (Commercial and church):
Mortgage	502,961	488,574	517,593	471,773	416,151
Construction	23,475	45,564	54,752	74,407	56,221
Other	435	511	1,227	2,406	1,560
Total loans	$687,733	$671,565	$708,633	$641,957	$591,976

Loans by Maturity
(At December 31, 2012)	One Year		Over 1 Year		Over
	Or Less		Through 5 Years		5 Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	Rate	Rate[1]	Rate	Rate[1]	Rate	Rate[1]	Total
Commercial and industrial	$2,524	$74,809	$25,474	$31,399	$2,702	$23,954	$160,862
Mortgage	82,370	21,106	315,487	36,626	28,306	19,066	502,961
Construction	12,351	3,807	4,794	—	2,523	—	23,475
Other	—	435	—	—	—	—	435
Total loans	$97,245	$100,157	$345,755	$68,025	$33,531	$43,020	$687,733
[1]	Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest. Note: Due to the historically low interest rates, the Company instituted a 4% floor for its prime lending rate.

The Company has no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table and as are discussed in Item 8, Note 4, of this report. As can be seen in the loan composition table above and as are discussed in Item 8, Note 4 the Company's primary market niche for banking services is privately held businesses and churches and church-related ministries.

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

Loan portfolio changes from December 31, 2011 to December 31, 2012:

Total loans increased $16,168,000, or 2%, to $687,733,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

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

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $2,400,000 in 2012, $2,150,000 in 2011 and $4,100,000 in 2010. The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the allowance for loan losses. The amount of the provision will fluctuate as determined by these quarterly analyses. The increase in provision for loan losses in 2012 was due to the increase in loan balances described above. The Company had net loan charge-offs of $3,108,000, $1,087,000 and $493,000 in 2012, 2011 and 2010, respectively. The allowance for loan losses was $12,357,000 at December 31, 2012 compared to $12,954,000 at December 31, 2011 and $11,891,000 at December 31, 2010. The year-end 2012 allowance represented 1.8% of outstanding loans, compared to 1.93% of outstanding loans at year-end 2011 and 1.68% at year-end 2010. From December 31, 2011 to December 31, 2012, the level of nonperforming loans increased $4,834,000 from $1,738,000 to $6,572,000, which represents 1% of outstanding loans. Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

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

The following schedule summarizes activity in the allowance for loan losses and the allocation of the allowance to the Company’s loan categories.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2012	2011	2010	2009	2008
Allowance at beginning of year	$12,954	$11,891	$8,284	$6,451	$6,280
Loans charged-off:
Commercial and industrial	1,546	1,118	554	109	2,120
Real estate (Commercial and church):
Mortgage	1,562	28	—	291	—
Construction	—	—	—	—	—
Other	—	—	—	—	53
Total loans charged-off	3,108	1,146	554	400	2,173
Recoveries of loans previously charged-off:
Commercial and industrial	111	58	60	180	136
Real estate (Commercial and church):
Mortgage	—	1	1	3	—
Construction	—	—	—	—	—
Other	—	—	—	—	8
Total recoveries of loans previously charged-off	111	59	61	183	144
Net loans charged-off	2,997	1,087	493	217	2,029
Provision charged to expense	2,400	2,150	4,100	2,050	2,200
Allowance at end of year	$12,357	$12,954	$11,891	$8,284	$6,451
Loans outstanding:
Average	$684,597	$695,984	$675,901	$613,259	$552,333
December 31	687,733	671,565	708,633	641,957	591,976
Ratio of allowance for loan losses to loans
outstanding:
Average	1.81%	1.86%	1.76%	1.35%	1.17%
December 31	1.80%	1.93%	1.68%	1.29%	1.09%
Ratio of net charge-offs to average loans
outstanding	.44%	.16%	.07%	.04%	.37%
Allocation of allowance for loan losses[1]:
Commercial and industrial	$3,192	$2,594	$2,732	$1,511	$1,521
Real estate (Commercial and church):
Mortgage	8,687	9,573	8,491	5,953	4,343
Construction	470	783	656	809	569
Other	8	4	12	11	18
Total	$12,357	$12,954	$11,891	$8,284	$6,451
Percentage of categories to total loans:
Commercial and industrial	23.4%	20.4%	19.2%	14.9%	20.5%
Real estate (Commercial and church):
Mortgage	73.1%	72.7%	72.9%	73.1%	69.7%
Construction	3.4%	6.8%	7.7%	11.6%	9.5%
Other	0.1%	0.1%	0.2%	0.4%	0.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
[1]	Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Troubled debt restructurings are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan on which payment of principal or interest, in a timely manner in the normal course of business, is doubtful. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $381,000 for the year ended December 31, 2012. Of this amount, approximately $141,000 was actually recorded as interest income on such loans.

Total nonaccrual loans at December 31, 2012 consists of 15 loans totaling $6,572,000 that relate to businesses/churches that have weak financial positions and/or are in liquidation. Allocations of the allowance for loan losses have been established for the estimated loss exposure.

Foreclosed assets were $1,322,000 at December 31, 2012. The foreclosed assets relate to the foreclosure of two loans which were secured by commercial real estate buildings in St. Louis County and St. Charles County, Missouri. These buildings are currently listed for sale and have been recorded at their estimated fair value less costs to sell.

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

Summary of Nonperforming Assets

	December 31,
(In thousands)	2012		2011	2010	2009	2008
Commercial and industrial:
Nonaccrual	$1,439		$56	$46	$—	$278
Contractually past due 90 days or more and still
accruing	—		—	—	—	41
Real estate – mortgage:
Nonaccrual	5,133	*	1,653	519	1,608	900
Contractually past due 90 days or more and still
accruing	—		29	—	—	—
Total nonperforming loans	$6,572		$1,738	$565	$1,608	$1,219
Total foreclosed assets	1,322		1,689	1,910	1,910	2,177
Total nonperforming assets	$7,894		$3,427	$2,475	$3,518	$3,396
*	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

Operating Expenses

Operating expenses in 2012 compared to 2011 include the following significant pre-tax components:

Salaries and employee benefits expense increased $5,990,000, or 11%, to $62,563,000. An increase in the number of employees, including the WRC acquisition, primarily drove this increase. Occupancy expense decreased $161,000, or 7%. Equipment expense decreased $9,000, to $3,516,000. Amortization of intangibles increased $474,000 to $581,000 due to the purchase of intangible assets in the acquisition of Waste Reduction Consultants, Inc. Amortization was $107,000 in 2011. Other operating expense decreased $990,000, or 8%, to $11,516,000 primarily due to a decrease in legal fees.

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

Income Tax Expense

Income tax expense in 2012 totaled $7,887,000 compared to $8,497,000 and $7,623,000 in 2011 and 2010, respectively. When measured as a percent of income, the Company’s effective tax rate was 25% in 2012, and 27% in each of 2011 and 2010. The effective tax rate varies from year-to-year primarily due to changes in the Company’s pre-tax income and the amount of investment in tax-exempt municipal bonds.

Investment Portfolio

Investment portfolio changes from December 31, 2011 to December 31, 2012:

State and political subdivision securities increased $27,831,000, or 9%, to $335,193,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the size of the investment portfolio increased as the Company purchased state and political subdivision securities. These securities all had A or better credit ratings and maturities approaching fifteen years. With the additional liquidity provided by the increase in deposits and accounts and drafts payable, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company’s investment policy. As of December 31, 2012, the Company had no mortgage-backed securities in its portfolio.

There was no single issuer of securities in the investment portfolio at December 31, 2012 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type

	December 31,
(In thousands)	2012	2011	2010
State and political subdivisions	$335,193	$307,362	$264,569
Certificates of deposit	6,742	3,250	—
Total investments	$341,935	$310,612	$264,569

Investment Securities by Maturity
(At December 31, 2012)

	Within 1	Over 1 to 5	Over 5 to	Over
(In thousands)	Year	Years	10 Years	10 Years	Yield
State and political subdivisions	$10,387	$67,493	$180,184	$77,129	4.38%
Certificates of deposit	6,742	—	—	—	.57%
Total investments	$17,129	$67,493	$180,184	$77,129	4.30%
Weighted average yield[1]	3.68%	5.14%	3.83%	4.80%	4.30%
[1]	Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased $12,187,000, or 9%, at December 31, 2011 to $144,143,000 at December 31, 2012. The average balances of these deposits increased $4,710,000, or 4%, in 2011 to $137,313,000 in 2012. These balances are primarily maintained by commercial customers and churches and can fluctuate on a daily basis.

Interest-bearing deposits increased $3,153,000, or 1%, at December 31, 2011 to $419,565,000 at December 31, 2012. The average balances of these deposits decreased to $403,733,000 in 2012 from $408,734,000 in 2011.

Accounts and drafts payable generated by the Company in its payment processing operations decreased $72,440,000, or 12%, at December 31, 2011 to $522,761,000 at December 31, 2012. The average balance of these funds increased $19,638,000, or 3%, to $616,573,000 in 2012. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

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

Maturities of Certificates of Deposit of $100,000 or More

(In thousands)	December 31, 2012
Three months or less	$48,160
Three to six months	35,391
Six to twelve months	5,067
Over twelve months	15,191
Total	$103,809

Liquidity

The discipline of liquidity management as practiced by the Company seeks to ensure that funds are available to fulfill all payment obligations relating to invoices processed as they become due and meet depositor withdrawal requests and borrower credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of funds. Primary liquidity to meet demand is provided by short-term liquid assets that can be converted to cash, maturing securities and the ability to obtain funds from external sources. The Company's Asset/Liability Committee (“ALCO”) has direct oversight responsibility for the Company's liquidity position and profile. Management considers both on-balance sheet and off-balance sheet items in its evaluation of liquidity.

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds totaled $141,088,000 at December 31, 2012, a decrease of $94,874,000, or 40%, from December 31, 2011. At December 31, 2012 these assets represented 11% of total assets. The decrease in liquid assets during 2012 was a result of the decline in accounts and drafts payable. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $341,935,000 at December 31, 2012, an increase of $31,323,000, or 10%, from December 31, 2011. These assets represented 27% of total assets at December 31, 2012 and were primarily state and political subdivision securities. Of the total portfolio, 5% mature in one year or less, 20% mature after one year through five years and 75% mature after five years. The Company sold $69,747,000 in securities available-for-sale during 2012.

As of December 31, 2012, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $108,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $25,000,000. As of December 31, 2012, the Bank had secured lines of credit with the Federal Home Loan Bank of $150,129,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2012 or 2011. In January 2013, the Company obtained a line of credit from UMB Bank of $50,000,000 collateralized by state and political subdivision securities.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2012, 2011 and 2010 were $35,328,000, $25,642,000 and $23,776,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2013. The Company anticipates the annual capital expenditures for 2013 will increase compared with the last few years and, accordingly, should range from $4 million to $6 million. Capital expenditures in 2013 are expected to consist of leasehold improvements to the new Company and Bank headquarters properties and equipment and software related to its payment and information processing services business.

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

The relative level of energy costs can impact the Company’s earnings and available liquidity. Higher levels of energy costs will tend to increase transportation and energy invoice amounts resulting in a corresponding increase in accounts and drafts payable. Increases in accounts and drafts payable generate higher interest income and improve liquidity.

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2012, new business was added in both the Information Services and Banking Services segments.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2012 as shown in Item 8, Note 2 of this report.

In 2012, cash dividends paid were $.64 per share for a total of $7,361,000, an increase of $1,082,000, or 17%, compared to $.55 per share for a total of $6,279,000 in 2011. The increase is attributable primarily to the per-share amount paid and the 10% stock dividend paid by the Company in December 2012.

Shareholders' equity was $174,015,000, or 14%, of total assets, at December 31, 2012, an increase of $13,467,000 over the balance at December 31, 2011. This increase primarily resulted from net income of $23,303,000, $1,399,000 related to stock bonuses offset by cash dividends paid of $7,361,000 and the pension adjustment per FASB ASC 715 of $3,384,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2012, unappropriated retained earnings of $23,397,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 363,000 shares of the Company’s common stock. There were no repurchases in 2012 or 2011 under the program. As of December 31, 2012, 363,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2012, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2012, the balance of loan commitments, standby and commercial letters of credit were $14,847,000, $13,316,000 and $3,069,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2012:

	Amount of Commitment Expiration per Period
		Less than 1	1-3	3-5	Over
(In thousands)	Total	Year	Years	Years	5 Years
Operating lease commitments	$8,111	$1,155	$2,029	$1,636	$3,291
Time deposits	112,551	94,924	16,607	1,020	—
Total	$120,662	$96,079	$18,636	$2,656	$3,291

During 2012, the Company contributed $2,250,000 to its noncontributory defined benefit pension plan. The contribution had no significant effect on the Company’s overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2012, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	4.75%
Rate of increase in compensation levels	4.00%
Expected long-term rate of return on assets	7.25%

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios in order to quantify potential changes in short-term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2012, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond 12 months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2012:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	5%	10%
+100 basis points	2%	5%
Stable rates	—	—
-100 basis points	—	(3%)
-200 basis points	—	—

Interest Rate Sensitivity Position

The following table presents the Company’s interest rate risk position at December 31, 2012 for the various time periods indicated.

	Variable	0-90	91-180	181-364	1-5	Over
(In thousands)	Rate	Days	Days	Days	Years	5 Years	Total
Earning assets:
Loans:
Taxable	$211,153	$34,070	$21,305	$41,920	$345,113	$33,531	$687,092
Tax-exempt	—	—	—	—	641	—	641
Securities[1]:
Tax-exempt	—	3,383	—	7,004	67,493	257,313	335,193
Certificates of deposit	—	—	933	5,809	—	—	6,742
Federal funds sold and other
short-term investments	122,294	—	—	—	—	—	122,294
Total earning assets	$333,447	$37,453	$22,238	$54,733	$413,247	$290,844	$1,151,962
Interest-sensitive liabilities:
Money market accounts	$193,398	$—	$—	$—	$—	$—	$193,398
Now accounts	86,405	—	—	—	—	—	86,405
Savings deposits	27,211	—	—	—	—	—	27,211
Time deposits:
$100K and more	—	48,160	35,391	5,067	15,191	—	103,809
Less than $100K	—	2,905	2,714	687	2,436	—	8,742
Federal funds purchased and
other short-term borrowing	—	—	—	—	—	—	—
Total interest-bearing liabilities	$307,014	$51,065	$38,105	$5,754	$17,627	$—	$419,565
Interest sensitivity gap:
Periodic	$26,433	$(13,612)	$(15,867)	$48,979	$395,620	$290,844	$732,397
Cumulative	26,433	12,821	(3,046)	45,933	441,553	732,397	732,397
Ratio of interest-bearing assets
to interest-bearing liabilities:
Periodic	1.09	.73	.58	9.51	23.44	—	2.75
Cumulative	1.09	1.04	.99	1.11	2.05	2.75	2.75

[1]	Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2012	2011
Assets
Cash and due from banks	$18,794	$12,579
Interest-bearing deposits in other financial institutions	108,560	123,551
Federal funds sold and other short-term investments	13,734	99,832
Cash and cash equivalents	141,088	235,962
Securities available-for-sale, at fair value	341,935	310,612

Loans	687,733	671,565
Less: Allowance for loan losses	12,357	12,954
Loans, net	675,376	658,611
Premises and equipment, net	10,735	9,587
Investments in bank-owned life insurance	14,910	14,375
Payments in excess of funding	63,522	61,378
Goodwill	11,590	7,471
Other intangible assets, net	3,757	161
Other assets	24,474	21,144
Total assets	$1,287,387	$1,319,301

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$144,143	$131,956
Interest-bearing	419,565	416,412
Total deposits	563,708	548,368
Accounts and drafts payable	522,761	595,201
Other liabilities	26,903	15,184
Total liabilities	1,113,372	1,158,753

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 20,000,000
shares authorized, 11,931,147 and 10,890,163 shares
issued at December 31, 2012 and 2011, respectively	5,966	5,445
Additional paid-in capital	125,086	80,971
Retained earnings	60,952	89,853
Common shares in treasury, at cost (467,316 and 532,233
shares at December 31, 2012 and 2011, respectively)	(11,896)	(12,968)
Accumulated other comprehensive loss	(6,093)	(2,753)
Total shareholders’ equity	174,015	160,548
Total liabilities and shareholders’ equity	$1,287,387	$1,319,301

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2012	2011	2010
Fee Revenue and Other Income:
Information services payment and processing revenue	$66,695	$60,688	$54,183
Bank service fees	1,272	1,354	1,410
Gains on sales of securities	2,635	43	—
Other	536	739	553
Total fee revenue and other income	71,138	62,824	56,146

Interest Income:
Interest and fees on loans	35,525	39,515	39,785
Interest and dividends on securities:
Taxable	60	41	43
Exempt from federal income taxes	9,878	9,993	8,704
Interest on federal funds sold and
other short-term investments	470	686	514
Total interest income	45,933	50,235	49,046

Interest Expense:
Interest on deposits	3,148	4,374	4,875
Total interest expense	3,148	4,374	4,875
Net interest income	42,785	45,861	44,171
Provision for loan losses	2,400	2,150	4,100
Net interest income after provision for loan losses	40,385	43,711	40,071
Total net revenue	111,523	106,535	96,217

Operating Expense:
Salaries and employee benefits	62,563	56,573	51,368
Occupancy	2,157	2,318	2,485
Equipment	3,516	3,525	3,561
Amortization of intangible assets	581	107	107
Other operating	11,516	12,506	10,763
Total operating expense	80,333	75,029	68,284
Income before income tax expense	31,190	31,506	27,933
Income tax expense	7,887	8,497	7,623
Net income	$23,303	$23,009	$20,310

Basic Earnings Per Share	$2.05	$2.03	$1.80
Diluted Earnings Per Share	2.02	2.01	1.78

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Comprehensive income:
Net income	$23,303	$23,009	$20,310
Other comprehensive income:
Net unrealized gain (loss) on securities
available-for-sale, net of tax	1,756	7,268	(2,149)
Reclassification adjustments for gains included in
net income, net of tax	(1,712)	(28)	—
FASB ASC 715 adjustment, net of tax	(3,384)	(6,713)	(918)
Foreign currency translation adjustments	—	(32)	—
Total comprehensive income	$19,963	$23,504	$17,243

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$23,303	$23,009	$20,310
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,916	4,528	4,026
Net gains on sales of securities	(2,635)	(43)	—
Stock-based compensation expense	1,399	1,390	1,472
Provisions for loan losses	2,400	2,150	4,100
Deferred income tax expense	974	2,145	1,268
Increase (decrease) in income tax liability	1,073	(192)	(487)
Decrease in pension liability	(2,158)	(6,817)	(4,259)
Other operating activities, net	4,056	(528)	(2,654)
Net cash provided by operating activities	35,328	25,642	23,776

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	69,747	5,930	—
Proceeds from maturities of securities available-for-sale	11,898	18,510	4,770
Purchase of securities available-for-sale	(114,646)	(61,768)	(49,944)
Net (increase) decrease in loans	(19,165)	35,981	(67,169)
Increase in payments in excess of funding	(2,144)	(27,769)	(10,972)
Purchases of premises and equipment, net	(3,099)	(1,925)	(1,190)
Environmental management acquisition	(7,798)	—	—
Net cash used in investing activities	(65,207)	(31,041)	(124,505)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	12,187	18,859	(54)
Net increase in interest-bearing demand and savings deposits	21,683	36,956	39,392
Net (decrease) increase in time deposits	(18,530)	(26,037)	41,376
Net (decrease) increase in accounts and drafts payable	(72,440)	79,094	85,856
Cash dividends paid	(7,361)	(6,279)	(5,448)
Purchase of common shares of treasury	—	—	(467)
Other financing activities, net	(534)	(161)	(291)
Net cash (used in) provided by financing activities	(64,995)	102,432	160,364
Net (decrease) increase in cash and cash equivalents	(94,874)	97,033	59,635
Cash and cash equivalents at beginning of year	235,962	138,929	79,294
Cash and cash equivalents at end of year	$141,088	$235,962	$138,929

Supplemental information:
Cash paid for interest	$3,196	$4,424	$4,893
Cash paid for income taxes	6,407	6,287	7,934

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands except per share data)	Stock	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2009	$4,975	$45,696	$92,401	$(13,323)	$(181)	$129,568
Net income			20,310			20,310
Cash dividends ($.48 per share)			(5,448)			(5,448)
Purchase of 14,520 shares				(467)		(467)
Other comprehensive income (loss):
Net unrealized loss on securities
available for sale, net of tax					(2,149)	(2,149)
FASB ASC 715 adjustment, net of tax					(918)	(918)
Issuance of 18,330 common shares pursuant
to stock-based compensation plan, net		(349)		108		(241)
Exercise of stock options and SARs		(166)		133		(33)
Stock-based compensation expense		1,472				1,472
Balance, December 31, 2010	$4,975	$46,653	$107,263	$(13,549)	$(3,248)	$142,094

Net income			23,009			23,009
Cash dividends ($.55 per share)			(6,279)			(6,279)
Stock dividend	470	33,643	(34,140)			(27)
Other comprehensive income (loss):
Net unrealized loss on securities
available for sale, net of tax					7,268	7,268
Reclassification adjustments for gains
included in net income, net of tax					(28)	(28)
FASB ASC 715 adjustment, net of tax					(6,713)	(6,713)
Issuance of 31,472 common shares pursuant
to stock-based compensation plan, net		(519)		436		(83)
Exercise of stock options and SARs		(196)		145		(51)
Stock-based compensation expense		1,390				1,390
Foreign currency translation					(32)	(32)
Balance, December 31, 2011	$5,445	$80,971	$89,853	$(12,968)	$(2,753)	$160,548

Net income			23,303			23,303
Cash dividends ($.64 per share)			(7,361)			(7,361)
Stock dividend	521	44,280	(44,843)			(42)
Other comprehensive income (loss):
Net unrealized loss on securities
available for sale, net of tax					1,756	1,756
Reclassification adjustments for gains
included in net income, net of tax					(1,712)	(1,712)
FASB ASC 715 adjustment, net of tax					(3,384)	(3,384)
Issuance of 21,195 common shares pursuant
to stock-based compensation plan, net		(310)		392		82
Exercise of stock options and SARs		(1,254)		680		(574)
Stock-based compensation expense		1,399				1,399
Balance, December 31, 2012	$5,966	$125,086	$60,952	$(11,896)	$(6,093)	$174,015

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

Summary of Operations Cass Information Systems, Inc. (the “Company”) provides payment and information services, which include processing and payment of transportation, energy, telecommunications and environmental invoices. These services include the acquisition and management of data, information delivery and financial exchange. The consolidated balance sheet captions, “Accounts and drafts payable” and “Payments in excess of funding,” represent the Company’s resulting financial position related to the payment services that are performed for customers. The Company also provides a full range of banking services to individual, corporate and institutional customers through Cass Commercial Bank (the “Bank”), its wholly owned bank subsidiary.

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. The Company issued a 10% stock dividend on December 14, 2012. The share and per share information have been restated unless indicated otherwise for all periods presented in the accompanying consolidated financial statements.

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

Comprehensive Income Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale securities and pension liability adjustments and is presented in the accompanying consolidated statements of shareholders' equity and consolidated statements of comprehensive income.

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

Earnings Per Share Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding.

Stock-Based Compensation The Company follows FASB Accounting Standards Codification (“ASC”), “Accounting for Stock Options and Other Stock-based Compensation” (“ASC 718”), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. FASB ASC 718 also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2012, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715, “Compensation – Retirement Benefits” (“ASC 715”) which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31, 2012 and management believes they are not reasonably likely to change in the future. Pursuant to ASC 715, the Company has recognized the funded status of its defined benefit postretirement plan in its consolidated balance sheet and has recognized changes in that funded status through comprehensive income.

Fair Value Measurements The Company follows the provisions of Fair Value Measurements and Disclosures, ASC 820, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and outlines disclosures about fair value measurements. Fair Value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy for valuation techniques is used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. Financial instrument valuations are considered Level 1 when they are based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instrument valuations use quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Financial instrument valuations are considered Level 3 when they are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable, and when determination of the fair value requires significant management judgment or estimation. The Company records securities available for sale at their fair values on a recurring basis using Level 2 valuations. Additionally, the Company records impaired loans and other real estate owned at their fair value on a nonrecurring basis. The nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.

Impact of New and Not Yet Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The purpose of the ASU is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for reporting periods beginning after December 15, 2012. The adoption of these amendments will not impact the Company’s consolidated financial statements or results of operations.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2012 and 2011, the Company and the Bank met all capital adequacy requirements to which they are subject. Finalization of the Basel III capital standards is expected later in 2013.

In 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, the proposed rules establish stricter capital requirements and calculation standards, as well as more restrictive risk weightings for certain loans and facilities. The proposed rules are not expected to be implemented until later in 2013.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2012 and 2011, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2012, unappropriated retained earnings of $23,397,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2012 and 2011.

The Company’s and the Bank’s actual and required capital amounts and ratios as are as follows:

			Capital		Requirement to be
	Actual		Requirements		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2012
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$175,802	19.87%	$70,767	8.00%	$	N/A	N/A	%
Cass Commercial Bank	75,300	13.41	44,909	8.00		56,136	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	164,729	18.62	35,384	4.00		N/A	N/A
Cass Commercial Bank	68,261	12.16	22,454	4.00		33,682	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	164,729	12.26	40,294	3.00		N/A	N/A
Cass Commercial Bank	68,261	10.64	19,238	3.00		32,063	5.00
At December 31, 2011
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$166,605	19.03%	$70,033	8.00%	$	N/A	N/A	%
Cass Commercial Bank	66,851	12.71	42,070	8.00		52,588	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	155,638	17.78	35,016	4.00		N/A	N/A
Cass Commercial Bank	60,248	11.46	21,035	4.00		31,553	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	155,638	11.53	40,502	3.00		N/A	N/A
Cass Commercial Bank	60,248	9.49	19,044	3.00		31,741	5.00

Note 3
Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2012 and 2011 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$315,345	$19,960	$112	$335,193
Certificates of deposit	6,742	—	—	6,742
Total	$322,087	$19,960	$112	$341,935

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$287,585	$19,797	$20	$307,362
Certificates of deposit	3,250	—	—	3,250
Total	$290,835	$19,797	$20	$310,612

The fair values of securities with unrealized losses are as follows:

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$19,758	$112	$—	$—	$19,758	$112
Certificates of deposit	—	—	—	—	—	—
Total	$19,758	$112	$—	$—	$19,758	$112

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$4,362	$20	$—	$—	$4,362	$20
Certificates of deposit	—	—	—	—	—	—
Total	$4,362	$20	$—	$—	$4,362	$20

There were 18 securities, or 5% of total, (none greater than 12 months) in an unrealized loss position as of December 31, 2012 compared to 7 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2011 . All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2012
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$16,917	$17,129
Due after 1 year through 5 years	63,064	67,493
Due after 5 years through 10 years	170,379	180,184
Due after 10 years	71,727	77,129
No stated maturity	—	—
Total	$322,087	$341,935

The premium related to the purchase of state and political subdivisions was $4,384,000 and $2,466,000 in 2012 and 2011, respectively.

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2012 and 2011 were $3,750,000 and $3,250,000, respectively.

Proceeds from sales of debt securities classified as available-for-sale were $69,747,000 in 2012, $5,930,000 in 2011, and $0 in 2010. Gross realized gains on the sales in 2012, 2011 and 2010 were $2,646,000, $48,000, and $0, respectively; gross realized losses on sales in 2012, 2011 and 2010 were $11,000, $5,000, and $0, respectively.

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

A summary of loan categories is as follows:

	December 31,
(In thousands)	2012	2011
Commercial and industrial	$160,862	$136,916
Real estate
Commercial:
Mortgage	134,843	140,848
Construction	7,025	9,067
Church, church-related:
Mortgage	368,118	347,726
Construction	16,450	36,497
Other	435	511
Total loans	$687,733	$671,565

The following table presents the aging of loans by loan categories at December 31, 2012:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non	Total
(In thousands)	Current	Days	Days	Over	Accrual	Loans
Commercial and industrial	$159,423	$—	$—	$—	$1,439	$160,862
Real estate
Commercial:
Mortgage	129,884		—	—	4,959	134,843
Construction	7,025	—	—	—	—	7,025
Church, church-related:
Mortgage	367,944		—	—	174	368,118
Construction	16,450	—	—	—	—	16,450
Other	435	—	—	—	—	435
Total	$681,161	$—	$—	$—	$6,572	$687,733

The following table presents the aging of loans by loan categories at December 31, 2011:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non	Total
(In thousands)	Current	Days	Days	Over	Accrual	Loans
Commercial and industrial	$136,850	$—	$10	$—	$56	$136,916
Real estate
Commercial:
Mortgage	139,249	137	—	29	1,433	140,848
Construction	9,067	—	—	—	—	9,067
Church, church-related:
Mortgage	347,506	—	—	—	220	347,726
Construction	36,497	—	—	—	—	36,497
Other	511	—	—	—	—	511
Total	$669,680	$137	$10	$29	$1,709	$671,565

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2012:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
Commercial and industrial	$155,838	$3,585	$1,439	$160,862
Real estate
Commercial:
Mortgage	123,315	6,569	4,959 *	134,843
Construction	7,025	—	—	7,025
Church, church-related:
Mortgage	366,366	1,578	174	368,118
Construction	16,450	—	—	16,450
Other	435	—	—	435
Total	$669,429	$11,732	$6,572	$687,733
*	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2011:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special	Total
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Loans
Commercial and industrial	$132,475	$4,385	$56	$136,916
Real estate
Commercial:
Mortgage	125,850	13,536	1,462	140,848
Construction	9,067	—	—	9,067
Church, church-related:
Mortgage	336,727	10,779	220	347,726
Construction	36,497	—	—	36,497
Other	511	—	—	511
Total	$641,127	$28,700	$1,738	$671,565
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and non-performing. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. The allowance for loan losses related to impaired loans was $1,404,000 and $1,066,000 at December 31, 2012 and 2011, respectively. There were no impaired loans without a valuation allowance at December 31, 2012 or 2011. Nonaccrual loans were $6,572,000 and $1,709,000 at December 31, 2012 and 2011, respectively. Loans delinquent 90 days or more and still accruing interest were $0 and $29,000 at December 31, 2012 and 2011, respectively. At December 31, 2011, there were two loans totaling $4,479,000 classified as troubled debt restructuring, with a total pre-modification loan balance of $4,486,000. During 2012, both loans were in compliance with their modified terms and as of December 31, 2012 no longer reported as troubled debt restructurings. The average balances of impaired loans during 2012, 2011 and 2010 were $5,451,000, $5,276,000 and $1,130,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $381,000, $107,00 and $83,000 for 2012, 2011 and 2010, respectively. Income that was recognized on nonaccrual loans was $141,000, $102,000 and $35,000 for 2012, 2011 and 2010 respectively. There are two foreclosed loans with a book value of $1,322,000 which have been reclassified as other real estate owned (included in other assets) as of December 31, 2012.

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2012:

			Related
		Unpaid	Allowance
	Recorded	Principal	for Loan
(In thousands)	Investment	Balance	Losses
Commercial and industrial:
Nonaccrual	$1,439	$1,439	$657
Troubled debt restructurings still accruing	—	—	—

Real estate
Commercial – Mortgage:
Nonaccrual	4,959 *	4,959 *	660
Church – Mortgage:
Nonaccrual	174	174	87
Total impaired loans	$6,572	$6,572	$1,404
*	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2011:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
Commercial and industrial:
Nonaccrual	$56	$56	$28
Troubled debt restructurings still accruing	83	83	8
Real estate
Commercial – Mortgage:
Nonaccrual	1,433	1,433	149
Past due 90 days or more and still accruing	29	29	—
Troubled debt restructurings still accruing	4,396	4,396	766
Church – Mortgage:
Nonaccrual	220	220	115
Total impaired loans	$6,217	$6,217	$1,066

The Company does not record loans at fair value on a recurring basis. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses”. At December 31, 2012, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. The total principal balance of impaired loans measured at fair value at December 31, 2012 and 2011 was $5,168,000 and $5,151,000.

A summary of the activity in the allowance for loan losses is as follows:

	December 31,	Charge-			December 31,
(In thousands)	2011	Offs	Recoveries	Provision	2012
Commercial and industrial	$2,594	$1,546	$111	$2,033	$3,192
Real estate
Commercial:
Mortgage	4,776	1,542	—	550	3,784
Construction	167	—	—	(30)	137
Church, church-related:
Mortgage	4,797	20	—	126	4,903
Construction	616	—	—	(283)	333
Other	4	—	—	4	8
Total	$12,954	$3,108	$111	$2,400	$12,357

Loan transactions involving executive officers and directors of the Company and its subsidiaries and loans to affiliates of executive officers and directors decreased during 2012 by $19,000 in payments, from an aggregate balance of $578,000 on January 1, 2012 to $559,000 at December 31, 2012. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectability.

Note 5
Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2012	2011
Land	$873	$873
Buildings	10,564	10,491
Leasehold improvements	1,211	836
Furniture, fixtures and equipment	10,784	10,072
Purchased software	7,277	5,894
Internally developed software	2,650	2,650
	$33,359	$30,816
Less accumulated depreciation	22,624	21,229
Total	$10,735	$9,587

Total depreciation charged to expense in 2012, 2011 and 2010 amounted to $1,951,000, $1,955,000 and $2,024,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2022. Rental expense for 2012, 2011 and 2010 was $547,000, $598,000 and $767,000, respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012:

(In thousands)	Amount
2013	1,155
2014	1,068
2015	961
2016	831
2017	805
2018-2022	3,291
Total	$8,111

Note 6
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

In January 2012, the Company acquired the assets of Waste Reduction Consultants, Inc. (“WRC”), and recorded intangible assets of $3,183,000 for the customer list, $261,000 for two non-compete agreements and software of $234,000. Details of the Company’s intangible assets are as follows:

	December 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer Lists	$3,933	$(1,015)	$750	$(589)

Non-compete agreements	261	(53)	—	—
Software	234	(78)	—	—
Other	500	(25)	—	—
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	7,698	(227)
Total intangible assets	$16,745	$(1,398)	$8,448	$(816)
[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the non-compete agreements over five years; software over three years and other intangible assets over fifteen years. Amortization of intangible assets amounted to $581,000, $107,000 and $107,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated future amortization of intangibles is as follows: $535,000 in 2013, $482,000 in 2014, $404,000 in 2015 and $404,000 in 2016 and $352,000 in 2017.

Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)		Weighted		Weighted
		Average		Average
		Interest		Interest
	2012	Rate	2011	Rate
Interest-bearing demand deposits	$279,803.93%		$257,294	1.14%
Savings deposits	27,211.88		28,037	1.14
Time deposits:
Less than $100	8,742	1.32	13,167	1.55
$100 or more	103,809	1.33	117,914	1.78
Total	$419,565	1.07%	$416,412	1.37%

Interest on deposits consists of the following:

	December 31,
(In thousands)	2012	2011	2010
Interest-bearing demand deposits	$1,739	$2,162	$2,082
Savings deposits	169	225	321
Time deposits:
Less than $100	784	1,297	1,658
$100 or more	456	690	814
Total	$3,148	$4,374	$4,875

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2012		2011
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Due within:
One year	$94,922	84.3%	$119,394	91.1%
Two years	13,871	12.3%	7,362	5.6%
Three years	2,737	2.4%	1,735	1.3%
Four years	520.5%		2,332	1.8%
Five years	501.5%		258.2%
Total	$112,551	100.0%	$131,081	100.0%

Note 8
Unused Available Lines of Credit

As of December 31, 2012, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $108,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $25,000,000. As of December 31, 2012, the Bank had secured lines of credit with the Federal Home Loan Bank of $150,129,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2012 or 2011. In January 2013, the Company obtained a line of credit from UMB Bank of $50,000,000 collateralized by state and political subdivision securities.

Note 9
Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2012.

2012
Shares outstanding at January 1	10,357,930
10% stock dividend issued December 14, 2012	1,040,984
Issuance of common stock:
Issued under stock-based compensation plan	28,370
Stock options/SARs exercised	36,547
Shares outstanding at December 31	11,463,831

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Under the treasury stock method, outstanding stock options and stock appreciation rights (“SARs”) are dilutive when the average market price of the Company’s common stock, combined with the effect of any unamortized compensation expense, exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of the current market value.

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2012	2011	2010
Basic
Net income	$23,303	$23,009	$20,310
Weighted-average common shares outstanding	11,378,216	11,326,968	11,295,693
Basic earnings per share	$2.05	$2.03	$1.80
Diluted
Net income	$23,303	$23,009	$20,310
Weighted-average common shares outstanding	11,378,216	11,326,968	11,295,693
Effect of dilutive restricted stock, stock
options and SARs	178,998	148,652	135,873
Weighted-average common shares outstanding
assuming dilution
	11,557,214	11,475,620	11,431,566
Diluted earnings per share	$2.02	$2.01	$1.78

All share and per share data have been restated to give effect to the 10% stock dividend issued on December 14, 2012.

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

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2012	2011
Projected benefit obligation:
Balance, January 1	$53,972	$43,337
Service cost	2,799	2,073
Interest cost	2,570	2,423
Actuarial loss	9,063	7,357
Benefits paid	(1,317)	(1,218)
Balance, December 31	$67,087	$53,972
Plan assets:
Fair value, January 1	$53,895	$45,427
Actual return	6,556	686
Employer contribution	2,250	9,000
Benefits paid	(1,317)	(1,218)
Fair value, December 31	$61,384	$53,895
Funded status:
Accrued pension asset (liability)	$(5,703)	$(77)

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2012, 2011 and 2010, the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve.

	2012	2011	2010
Weighted average discount rate	4.25%	4.75%	5.75%
Rate of increase in compensation levels	3.75%	4.00%	4.00%

The accumulated benefit obligation was $54,094,000 and $43,421,000 as of December 31, 2012 and 2011, respectively. The Company expects to contribute approximately $2,000,000 to the Plan in 2013. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2013	$1,401,000
2014	1,540,000
2015	1,670,000
2016	1,884,000
2017	2,097,000
2018-2022	14,845,359

The Plan’s pension cost included the following components:

	For the Year Ended
	December 31,
(In thousands)	2012	2011	2010
Service cost – benefits earned during the year	$2,799	$2,073	$1,771
Interest cost on projected benefit obligations	2,570	2,423	2,290
Expected return on plan assets	(3,967)	(3,314)	(2,440)
Net amortization and deferral	1,473	603	616
Net periodic pension cost	$2,875	$1,785	$2,237

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2012	2011	2010
Weighted average discount rate	4.75%	5.75%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%

The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation is a balance between fixed income and equity investments, with a target allocation of approximately 50% fixed income, 34% U.S. equity and 16% Non-U.S. equity. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity components are invested in pooled large cap, small/mid cap and Non-U.S. stocks. The assumed long-term rate of return on assets, which falls within the expected range, is 7.25% as derived below:

	Expected Long-Term
Asset Class	Return on Class	X Allocation	= Assumption
Fixed Income	3 – 5%	50%	1.5 – 2.5%
U.S. Equity	5 – 9%	34%	1.7 – 3.1%
Non-U.S. Equity	5 – 10%	16%	0.8 – 1.7%
			4.0 – 7.3%

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2012			2011
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash	$238	$238	$—	$219	$219	$—
Equity securities
U. S. Large Cap Growth	5,193	—	5,193	4,497	—	4,497
U. S. Large Cap Value	5,317	—	5,317	4,586	—	4,586
U. S. Small/Mid Cap Growth	2,159	—	2,159	1,856	—	1,856
U. S. Small/Mid Cap Value	2,167	—	2,167	1,888	—	1,888
Non-U. S. Core	9,478	—	9,478	8,470	—	8,470
U. S. Large Cap Passive	6,004	—	6,004	5,387	—	5,387
Emerging Markets	732	—	732	—	—	—
Fixed Income
U. S. Core Opportunistic	22,189	—	22,189	19,410	—	19,410
U. S. Passive	7,907	—	7,907	7,582	—	7,582
Total	$61,384	$238	$61,146	$53,895	$219	$53,676

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

A summary of the activity in the SERP’s projected benefit obligation, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2012	2011
Benefit obligation:
Balance, January 1	$7,434	$5,479
Service cost	115	89
Interest cost	307	295
Benefits paid	(236)	(236)
Actuarial loss (gain)	862	1,807
Balance, December 31	$8,482	$7,434

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2012, 2011 and 2010, the SERP’s expected benefit cash flows were discounted using the Citigroup Above Median Curve.

	2012	2011	2010
Weighted average discount rate	4.00%	4.50%	5.50%
Rate of increase in compensation levels	3.75%	4.00%	4.00%

The accumulated benefit obligation was $6,200,000 and $5,109,000 as of December 31, 2012 and 2011, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid were $236,000 in 2012, $236,000 in 2011 and $235,000 in 2010. Expected future benefits payable by the Company over the next 10 years are as follows:

Amount
2013	$236,000
2014	235,000
2015	234,000
2016	241,000
2017	254,000
2018-2022	2,083,000

The SERP’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2012	2011	2010
Service cost – benefits earned during the year	$115	$89	$78
Interest cost on projected benefit obligations	307	295	315
Net amortization and deferral	360	250	258
Net periodic pension cost	$782	$634	$651

The pre-tax amounts in accumulated other comprehensive loss as of December 31, were as follows:

	The Plan		SERP
(In thousands)	2012	2011	2012	2011
Prior service cost	$16	$24	$—	$—
Net actuarial loss	26,385	21,376	4,304	3,802
Total	$26,401	$21,400	$4,304	$3,802

The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2012 expected to be recognized as components of net periodic benefit cost in 2013 for the Plan are $3,519,000 and $1,840,000, respectively. The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2012 expected to be recognized as components of net periodic benefit cost in 2013 for SERP are $144,000 and $551,000 respectively.

The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2012, 2011 and 2010 was $5,213,000, $5,270,000 and $4,665,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2012, 2011 and 2010 were $537,000, $497,000 and $450,000, respectively.

Note 11
Stock-based Compensation

In 2007, the Company’s shareholders approved the Omnibus Incentive Stock Plan (the “Omnibus Plan”) to provide incentive opportunities for key employees and non-employee directors and to align the personal financial interests of such individuals with those of the Company’s shareholders. The Omnibus Plan permits the issuance of up to 1,065,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards.

The Company continued to maintain its other stock-based incentive plans for the restricted common stock previously awarded and the options previously issued and outstanding during the year ended December 31, 2012 until the remaining options were exercised in December 2012. There are no options outstanding and no unvested restricted shares remaining as of December 31, 2012.

All share and per share data have been restated to give effect to the 10% stock dividend issued on December 14, 2012.

Restricted Stock
Restricted shares are amortized to expense over the three-year vesting period. Changes in restricted shares outstanding for the year ended December 31, 2012 were as follows:

	Shares	Fair Value
Balance at December 31, 2011	57,717	$27.15
Granted	28,370	34.03
Vested	(30,944)	25.48
Forfeited	(268)	33.56

Balance at December 31, 2012	54,875	$31.61

During 2011 and 2010, 31,472 and 18,330 shares, respectively, were granted with weighted average per share market values at date of grant of $30.05 in 2011 and $25.55 in 2010. The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $788,000 for 2012, $787,000 for 2011 and $848,000 for 2010. As of December 31, 2012, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,068,000 and the related weighted average period over which it is expected to be recognized is approximately 0.80 years.

Stock Options
Changes in options outstanding for the year ended December 31, 2012 were as follows:

		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2011	33,691	$16.17
Exercised	33,691	$16.17
Balance at December 31, 2012	0	—

The total intrinsic value of options exercised during 2012 and 2011 was $729,000 and $212,000, respectively.

A summary of the activity of the non-vested options during 2012 is shown below.

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2011	4,041	$2.45
Vested	(4,041)	$2.45
Non-vested at December 31, 2012	0	—

For the year ended December 31, 2012, there were 28,405 non-qualified options exercised and 5,286 incentive stock options exercised. During 2012, the Company recognized stock option expense of $27,000.

Stock Appreciation Rights (SARs)
There were 92,352 SARs granted during the year ended December 31, 2012. The Company uses the Black-Scholes option-pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the $8.60 per share fair value.

Year Ended December 31, 2012
Risk-free interest rate	1.38%
Expected life	7 years
Expected volatility	29.39%
Expected dividend yield	1.84%

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

During 2012, the Company recognized SARs expense of $583,000. As of December 31, 2012, the total unrecognized compensation expense related to stock appreciation rights was $827,000, and the related weighted average period over which it is expected to be recognized is 1.42 years. Changes in SARs outstanding for the year ended December 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2011	365,845	$24.43
Granted	92,352	$33.56
Forfeited	(1,005)	$33.56
Exercised	(105,311)	$21.87
Balance at December 31, 2012	351,881	$27.52
Exercisable at December 31, 2012	190,587	$23.98

The total intrinsic value of SARs exercised during 2012 and 2011 was $1,769,000 and $175,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2012 was 7.34 years and the aggregate intrinsic value was $4,988,000. The average remaining contractual term for SARs exercisable as of December 31, 2011 was 7.42 years and the aggregate intrinsic value was $3,166,000.

Note 12
Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Postage and supplies	$2,052	$2,239	$2,031
Promotional expense	2,345	1,646	1,588
Professional fees	2,183	3,141	1,892
Outside service fees	2,729	2,628	2,282
Data processing services	373	362	356
Telecommunications	754	641	627
Other	1,080	1,849	1,987
Total other operating expense	$11,516	$12,506	$10,763

Note 13
Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Current:
Federal	$6,195	$5,372	$5,435
State	718	980	920
Deferred:
Federal	933	1,983	1,178
State	41	162	90
Total income tax expense	$7,887	$8,497	$7,623

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for each of 2012, 2011 and 2010 to income before income tax expense, to reported income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Expected income tax expense	$10,917	$11,027	$9,777
(Reductions) increases resulting from:
Tax-exempt income	(3,633)	(3,760)	(3,273)
State taxes, net of federal benefit	493	742	657
Other, net	110	488	462
Total income tax expense	$7,887	$8,497	$7,623

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$4,599	$4,912
ASC 715 pension funding liability	11,744	9,679
Net operating loss carryforward[1]	341	384
Stock compensation	139	834
Supplemental executive retirement plan accrual	829	634
Other	488	454
Total deferred tax assets	$18,140	$16,897
Deferred tax liabilities:
Premises and equipment	(863)	(440)
Pension	(6,081)	(7,327)
Intangible/assets	(867)	(752)
Unrealized gain on investment in securities available-for-sale	(6,947)	(6,922)
Other	(298)	(315)
Total deferred tax liabilities	$(15,056)	$(15,756)
Net deferred tax assets	$3,084	$1,141
[1]

As of December 31, 2012, the Company had approximately $975,000 of net operating loss carry forwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carry forward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carry forward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2012 or 2011, due to management’s belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2012	2011	2010
Balance at January 1	$2,069	$1,877	$1,750
Changes in unrecognized tax benefits as a result of tax
positions taken during a prior year	(140)	287	560
Changes in unrecognized tax benefits as a result of tax
position taken during the current year	419	475	555
Decreases in unrecognized tax benefits relating to
settlements with taxing authorities	—	—	(466)
Reductions to unrecognized tax benefits as a result of a
lapse of the applicable statute of limitations	(463)	(570)	(522)
Balance at December 31	$1,885	$2,069	$1,877

At December 31, 2012, 2011 and 2010, the balance of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $1,357,000, $1,496,000 and $1,465,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.

As of December 31, 2012, 2011 and 2010, the Company had $89,000, $95,000 and $106,000, respectively, in accrued interest related to unrecognized tax benefits. During 2012 and 2011, the Company recorded a net reduction in accrued interest of $6,000 and $11,000, respectively, as a result of settlements with taxing authorities and other prior-year adjustments.

The Company believes it is reasonably possible that the total amount of tax benefits will decrease by approximately $538,000 over the next 12 months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company is subject to income tax in the U. S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2009 through 2011 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2008 through 2011.

Note 14
Contingencies

The Company was the defendant in a proceeding in the United States Bankruptcy Court for the District of Delaware, which proceeding was initiated by Chapter 11 debtor LNT Services, Inc., an affiliate of Linens N’ Things, on December 19, 2009. On November 20, 2012, this adversary proceeding was dismissed with prejudice.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes the outcome of these proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

Note 15
Disclosures about Fair Value of Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2012 and 2011, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2012	2011
Conditional commitments to extend credit	$14,847	$10,485
Standby letters of credit	13,316	22,302
Commercial letters of credit	3,069	4,518

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2012		2011
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$141,088	$141,088	$235,962	$235,962
Investment in securities	341,935	341,935	310,612	310,612
Loans, net	675,376	676,675	658,611	665,348
Accrued interest receivable	6,276	6,276	6,125	6,125
Total	$1,164,675	$1,165,974	$1,211,310	$1,218,047

Balance sheet liabilities:
Deposits	$563,708	$564,189	$548,368	$548,985
Accounts and drafts payable	522,761	522,761	595,201	595,201
Accrued interest payable	112	112	159	159
Total	$1,086,581	$1,087,062	$1,143,728	$1,144,345

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents The carrying amount approximates fair value.

Investment in Securities The fair value is measured on a recurring basis using Level 2 valuations. Refer to Note 3, “Investment in Securities”, for fair value and unrealized gains and losses by investment type.

Loans The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 2 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses results in a fair valuation.

Impaired loans are valued using the fair value of the collateral which is based upon an observable market price or current appraised value and therefore, the fair value is a nonrecurring Level 3 valuation.

Accrued Interest Receivable The carrying amount approximates fair value.

Deposits The fair value of demand deposits, savings deposits and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and therefore, is a Level 2 valuation. The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market or the benefit derived from the customer relationship inherent in existing deposits.

Accounts and Drafts Payable The carrying amount approximates fair value.

Accrued Interest The carrying amount approximates fair value.

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

Note 16
Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements. The Information Services segment provides transportation, energy, telecommunication, environmental and invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately held businesses and churches.

The Company’s accounting policies for segments are the same as those described in Note 1 of this report. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

Substantially all revenue originates from and all long-lived assets are located within the United States and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue. Assets represent actual assets owned by Information Services and Banking Services and there is no allocation methodology used. Loans are sold by Banking Services to Information Services to create liquidity when the Bank’s loan to deposit ratio is greater than 100%. In addition, investment securities are sold by Information Services to Town and Country Investments LLC, a subsidiary of the Bank, to balance consolidated liquidity. Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively.

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2012, 2011 and 2010, is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
2012
Fee revenue and other income:
Income from customers	$70,376	$1,272	$(510)	$71,138
Intersegment income (expense)	9,478	1,663	(11,141)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	18,547	21,838	—	40,385
Intersegment income (expense)	24	(24)	—	—
Depreciation and amortization	2,392	101	39	2,532
Income taxes	2,802	5,085	—	7,887
Net income	15,761	8,014	(472)	23,303
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,757	—	—	3,757
Total assets	$642,623	$668,648	$(23,884)	$1,287,387
2011
Fee revenue and other income:
Income from customers	$61,470	$1,354	$—	$62,824
Intersegment income (expense)	10,088	1,859	(11,947)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	21,030	22,681	—	43,711
Intersegment income (expense)	17	(17)	—	—
Depreciation and amortization	1,874	164	24	2,062
Income taxes	3,028	5,469	—	8,497
Net income	14,716	8,293	—	23,009
Goodwill	7,335	136	—	7,471
Other intangible assets, net	161	—	—	161
Total assets	$698,685	$622,996	$(2,380)	$1,319,301
2010
Fee revenue and other income:
Income from customers	$54,732	$1,414	$—	$56,146
Intersegment income (expense)	8,939	1,656	(10,595)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	19,381	20,690	—	40,071
Intersegment income (expense)	23	(23)	—	—
Depreciation and amortization	1,875	242	14	2,131
Income taxes	2,955	4,668	—	7,623
Net income	13,220	7,090	—	20,310
Goodwill	7,335	136	—	7,471
Other intangible assets, net	268	—	—	268
Total assets	$612,981	$580,948	$(5,894)	$1,188,035

Note 17
Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2012 through March 8, 2013 and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 18
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets
	December 31,
(In thousands)	2012	2011
Assets
Cash and due from banks	$22,709	$26,986
Short-term investments	38,705	95,043
Securities available-for-sale, at fair value	316,771	310,612
Loans, net	156,935	173,854
Investments in subsidiary	67,385	58,582
Premises and equipment, net	10,436	9,305
Other assets	106,247	93,582
Total assets	$719,188	$767,964
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	522,761	595,201
Other liabilities	22,214	12,183
Total liabilities	544,975	607,384
Total shareholders’ equity	174,213	160,580
Total liabilities and shareholders’ equity	$719,188	$767,964

	Condensed Statement of Income
	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Income from subsidiary:
Interest	$24	$18	$24
Management fees	1,955	1,794	1,849
Income from subsidiary	1,979	1,812	1,873
Information services revenue	66,417	60,688	54,183
Net interest income after provision	17,563	19,933	18,373
Gain on sales of investment securities	3,145	43	—
Other income	535	701	549
Total income	89,639	83,177	74,978
Expenses:
Salaries and employee benefits	55,981	50,296	45,598
Other expenses	14,492	14,462	13,205
Total expenses	70,473	64,758	58,803
Income before income tax and equity in undistributed income
of subsidiary	19,166	18,419	16,175
Income tax expense	2,914	3,156	2,955
Income before undistributed income of subsidiary	16,252	15,263	13,220
Equity in undistributed income of subsidiary	7,523	7,746	7,090
Intercompany elimination	(472)	—	—
Net income	$23,303	$23,009	$20,310

	Condensed Statements of Cash Flows
	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$23,303	$23,009	$20,310
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Equity in undistributed income of subsidiary	(7,523)	(7,746)	(7,090)
Net change in other assets	(3,338)	(19,669)	(4,463)
Net change in other liabilities	5,603	1,655	(4,930)
Amortization of stock-based awards	1,201	1,390	1,472
Other, net	(2,673)	(7,497)	—
Net cash provided by (used in) operating activities	16,573	(8,858)	5,299
Cash flows from investing activities:
Net increase in securities	(7,697)	(37,329)	(45,173)
Net decrease (increase) in loans	16,319	19,068	(19,911)
Purchases of premises and equipment, net	(3,555)	(2,107)	(1,166)
Net cash provided by (used in) investing activities	5,067	(20,368)	(66,250)
Cash flows from financing activities:
Net (decrease) increase in accounts and drafts payable	(72,440)	79,094	85,856
Cash dividends paid	(7,361)	(6,279)	(5,448)
Purchase of common shares for treasury	—	—	(467)
Other financing activities	(2,454)	(1,177)	(275)
Net cash (used in) provided by financing activities	(82,255)	71,638	79,666
Net (decrease) increase in cash and cash equivalents	(60,615)	42,412	18,715
Cash and cash equivalents at beginning of year	122,029	79,617	60,902
Cash and cash equivalents at end of year	$61,414	$122,029	$79,617

Note 19
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	YTD
2012
Fee revenue and other income	$17,883	$18,237	$17,301	$17,717	$71,138
Interest income	11,589	11,530	11,395	11,419	45,933
Interest expense	838	760	785	765	3,148
Net interest income	10,751	10,770	10,610	10,654	42,785
Provision for loan losses	200	600	—	1,600	2,400
Operating expense	20,341	20,240	19,929	19,823	80,333
Income tax expense	2,185	2,205	1,890	1,607	7,887
Net income	$5,908	$5,962	$6,092	$5,341	$23,303
Net income per share:
Basic earnings per share	$.52	$.53	$.53	$.47	$2.05
Diluted earnings per share	.51	.52	.53	.46	2.02
2011
Fee revenue and other income	$14,832	$15,783	$16,447	$15,762	$62,824
Interest income	12,904	12,795	12,494	12,042	50,235
Interest expense	1,206	1,125	1,060	983	4,374
Net interest income	11,698	11,670	11,434	11,059	45,861
Provision for loan losses	450	850	550	300	2,150
Operating expense	18,134	18,635	18,913	19,347	75,029
Income tax expense	2,227	2,229	2,358	1,683	8,497
Net income	$5,719	$5,739	$6,060	$5,491	$23,009
Net income per share:
Basic earnings per share	$.50	$.51	$.54	$.48	$2.03
Diluted earnings per share	.50	.50	.53	.48	2.01

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
March 8, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited Cass Information Systems, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cass Information Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
March 8, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference from the following sections of the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors,” “Executive Compensation and Related Information,” and “Ownership of Securities”.

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

There were no material changes to the procedures by which shareholders may recommend nominees to the Board during the fourth quarter of fiscal 2012.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference from the sections entitled “Election of Directors” and “Executive Compensation and Related Information” of the Company’s 2013 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Company’s 2013 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2012:

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans	406,756	$28.07	409,151
approved by security
holders (1)

Equity compensation plans	—	—	—
not approved by security
holders
Total	406,756	$28.07	409,151
Note: All share and per share data have been restated to give effect to the 10% stock dividend issued on December 14, 2012.
(1) Amount disclosed relates to the 2007 Omnibus Incentive Stock Plan.

Refer to Note 11 to the consolidated financial statements for information concerning stock options and bonus plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s 2013 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s 2013 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this Report:

	(1) and (2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

	(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

	3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

	3.2	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 333 – 44497).

	3.3	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 18, 2007 (File No. 333 – 44497).

	10.1	1995 Restricted Stock Bonus Plan, as amended to January 19, 1999, including form of Restriction Agreement, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91456, filed with the SEC on February 16, 1999.*

	10.2	1995 Performance-Based Stock Option Plan, as amended to January 19, 1999, including forms of Option Agreements, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91568, filed with the SEC on February 16, 1999.*

	10.3	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 333 – 44497).*

	10.4	Amended and Restated 2007 Omnibus Incentive Stock Plan, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333-44497).*

	10.5	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).*

	10.6	Form of Restricted Stock Agreement Award Agreement, incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).*

10.7	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007 (File No. 333 – 44497).*

10.8	Description of Cass Information Systems, Inc. Profit Sharing Program

21	Subsidiaries of registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
       ____________________

       * Management contract or compensatory plan or arrangement.

(c) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: March 8, 2013	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2013	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: March 8, 2013	By	/s/	K. Dane Brooksher
K. Dane Brooksher

Date: March 8, 2013	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber

Date: March 8, 2013	By	/s/	Bryan S. Chapell
Bryan S. Chapell

Date: March 8, 2013	By	/s/	Lawrence A. Collett
Lawrence A. Collett

Date: March 8, 2013	By	/s/	Robert A. Ebel
Robert A. Ebel

Date: March 8, 2013	By	/s/	Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: March 8, 2013	By	/s/	John L. Gillis, Jr.
John L. Gillis, Jr.

Date: March 8, 2013	By	/s/	Wayne J. Grace
Wayne J. Grace

Date: March 8, 2013	By	/s/	James J. Lindemann
James J. Lindemann

Date: March 8, 2013	By	/s/	Randall L. Schilling
Randall L. Schilling

Date: March 8, 2013	By	/s/	Andrew J. Signorelli
Andrew J. Signorelli

Date: March 8, 2013	By	/s/	Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.