Form 10-Q
period 2013-03-31
CASS INFORMATION SYSTEMS INC
filed 2013-05-03
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File No. 000-20827
________________
CASS INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12444 Powerscourt Drive, Suite 550
St. Louis, Missouri	63131
(Address of principal executive offices)	(Zip Code)

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

Yes                                            No               X

     The number of shares outstanding of the registrant's only class of common stock as of April 29, 2013: Common stock, par value $.50 per share – 11,487,650 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	March 31, 2013 (unaudited) and December 31, 2012	3

	Consolidated Statements of Income
	Three Months Ended March 31, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three Months Ended March 31, 2013 and 2012 (unaudited)	5

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2013 and 2012 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II – Other Information – Items 1. – 6.		26

SIGNATURES		28

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31,
	2013	December 31,
	(Unaudited)	2012
Assets
Cash and due from banks	$9,692	$18,794
Interest-bearing deposits in other financial institutions	89,420	108,560
Federal funds sold and other short-term investments	67,255	13,734
Cash and cash equivalents	166,367	141,088
Securities available-for-sale, at fair value	307,507	341,935

Loans	679,890	687,733
Less: Allowance for loan losses	11,032	12,357
Loans, net	668,858	675,376
Premises and equipment, net	11,905	10,735
Investment in bank-owned life insurance	15,041	14,910
Payments in excess of funding	69,419	63,522
Goodwill	11,590	11,590
Other intangible assets, net	3,610	3,757
Other assets	25,982	24,474
Total assets	$1,280,279	$1,287,387

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$133,284	$144,143
Interest-bearing	403,062	419,565
Total deposits	536,346	563,708
Accounts and drafts payable	542,528	522,761
Other liabilities	25,019	26,903
Total liabilities	1,103,893	1,113,372

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 20,000,000
shares authorized and 11,931,147 shares issued at March 31, 2013
and December 31, 2012	5,966	5,966
Additional paid-in capital	124,983	125,086
Retained earnings	64,918	60,952
Common shares in treasury, at cost (451,284 shares at March 31,
2013 and 467,316 shares at December 31, 2012)	(11,580)	(11,896)
Accumulated other comprehensive loss	(7,901)	(6,093)
Total shareholders’ equity	176,386	174,015
Total liabilities and shareholders’ equity	$1,280,279	$1,287,387

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended
	March 31,
	2013	2012
Fee Revenue and Other Income:
Information services payment and processing revenue	$16,576	$16,487
Bank service fees	304	298
Gains on sales of securities	1,453	966
Other	132	132
Total fee revenue and other income	18,465	17,883

Interest Income:
Interest and fees on loans	8,415	8,940
Interest and dividends on securities:
Taxable	11	10
Exempt from federal income taxes	2,333	2,510
Interest on federal funds sold and
other short-term investments	97	129
Total interest income	10,856	11,589

Interest Expense:
Interest on deposits	687	838
Net interest income	10,169	10,751
Provision for loan losses	200	200
Net interest income after provision for loan
losses	9,969	10,551
Total net revenue	28,434	28,434

Operating Expense:
Salaries and employee benefits	16,258	15,561
Occupancy	609	532
Equipment	908	863
Amortization of intangible assets	147	139
Other operating expense	2,467	3,246
Total operating expense	20,389	20,341
Income before income tax expense	8,045	8,093
Income tax expense	2,013	2,185
Net income	$6,032	$5,908

Basic earnings per share	$.53	$.52
Diluted earnings per share	.52	.51

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars In Thousands)

	Three Months Ended
	March 31,
	2013	2012
Comprehensive income:
Net income	$6,032	$5,908
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax	(815)	(903)
Reclassification adjustments for gains included in net income, net of
tax	(945)	(628)
Foreign currency translation adjustments	(48)	3
Total comprehensive income	$4,224	$4,380

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$6,032	$5,908
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,828	1,515
Net gains on sales of securities	(1,453)	(966)
Provision for loan losses	200	200
Stock-based compensation expense	421	351
Increase in income tax liability	537	1,770
Increase in pension liability	625	129
Other operating activities, net	(3,785)	903
Net cash provided by operating activities	4,405	9,810

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	28,021	14,659
Proceeds from maturities of securities available-for-sale	4,015	2,950
Purchase of securities available-for-sale	—	(18,490)
Net decrease (increase) in loans	6,318	(18,999)
Increase in payments in excess of funding	(5,897)	(4,247)
Purchases of premises and equipment, net	(1,714)	(168)
Environmental management acquisition	—	(7,798)
Net cash provided by (used in) investing activities	30,743	(32,093)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(10,859)	(6,456)
Net decrease in interest-bearing demand and savings deposits	(13,130)	(14,130)
Net decrease in time deposits	(3,373)	(11,866)
Net increase (decrease) in accounts and drafts payable	19,767	(20,211)
Cash dividends paid	(2,066)	(1,765)
Distribution of stock awards, net	(208)	(135)
Net cash used in financing activities	(9,869)	(54,563)
Net increase (decrease) in cash and cash equivalents	25,279	(76,846)
Cash and cash equivalents at beginning of period	141,088	235,962
Cash and cash equivalents at end of period	$166,367	$159,116

Supplemental information:
Cash paid for interest	$669	$842
Cash paid for income taxes	1,445	293

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. All share and per share data have been restated to give effect to the 10% stock dividend issued on December 14, 2012. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 – Intangible Assets

The Company accounts for intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets,” which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

Details of the Company’s intangible assets are as follows:

	March 31, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(1,121)	$3,933	$(1,015)
Non-compete agreements	261	(66)	261	(53)
Software	234	(98)	234	(78)
Other	500	(33)	500	(25)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,745	$(1,545)	$16,745	$(1,398)
____________________

1Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and 10 years; the non-compete agreements over five years; software over three years and other intangible assets over 15 years. Amortization of intangible assets amounted to $147,000 and $139,000 for the three-month periods ended March 31, 2013 and 2012, respectively. Estimated future amortization of intangibles is as follows: $535,000 in 2013, $482,000 in 2014, $404,000 in 2015 and 2016 and $352,000 in 2017.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three months ended March 31, 2013 and 2012. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
(In thousands except share and per share data)	2013	2012
Basic
Net income	$6,032	$5,908
Weighted-average common shares outstanding	11,422,028	11,369,221
Basic earnings per share	$.53	$.52
Diluted
Net income	$6,032	$5,908
Weighted-average common shares outstanding	11,422,028	11,369,221
Effect of dilutive restricted stock, stock options and stock appreciation
rights	174,866	175,597
Weighted-average common shares outstanding assuming dilution	11,596,894	11,544,818
Diluted earnings per share	$.52	$.51

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 363,000 shares of the Company’s common stock. The Company did not repurchase any shares during the three-month periods ended March 31, 2013 and 2012. As of March 31, 2013, 363,000 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

Substantially all revenue originates from, and all long-lived assets are located within, North America, and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue.

Assets represent actual assets owned by Information Services and Banking Services and there is no allocation methodology used. Loans are sold by Banking Services to Information Services to create liquidity when the loan-to-deposit ratio of the Company’s bank subsidiary, Cass Commercial Bank (the “Bank”), is greater than 100%. In addition, investment securities are sold by Information Services to Town and Country Investments LLC, a subsidiary of the Bank, to balance consolidated liquidity. Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively.

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Quarter Ended March 31, 2013
Fee revenue and other income:
Income from customers	$18,161	$304	$—	$18,465
Intersegment income (expense)	2,568	381	(2,949)	—
Net income	3,693	2,252	87	6,032
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,610	—	—	3,610
Total assets	660,631	629,929	(10,281)	1,280,279
Quarter Ended March 31, 2012
Fee revenue and other income
Income from customers	$22,548	$5,886	$—	$28,434
Intersegment income (expense)	2,540	428	(2,968)	—
Net income (expense)	3,877	2,031	—	5,908
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,699	—	—	3,699
Total assets	693,352	590,458	(10,296)	1,273,514

Note 6 – Loans by Type

A summary of loan categories is as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Commercial and industrial	$179,021	$160,862
Real estate
Commercial:
Mortgage	125,204	134,843
Construction	6,836	7,025
Church, church-related:
Mortgage	350,674	368,118
Construction	17,994	16,450
Other	161	435
Total loans	$679,890	$687,733

The following table presents the aging of loans by loan categories at March 31, 2013 and December 31, 2012:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
March 31, 2013
Commercial and industrial	$178,885	$—	$—	$—	$136	$179,021
Real estate
Commercial:
Mortgage	124,600	—	—	—	604	125,204
Construction	6,836	—	—	—	—	6,836
Church, church-related:
Mortgage	349,355	1,151	—	—	168	350,674
Construction	17,994	—	—	—	—	17,994
Other	161	—	—	—	—	161
Total	$677,831	$1,151	$—	$—	$908	$679,890
December 31, 2012
Commercial and industrial	$159,423	$—	$—	$—	$1,439	$160,862
Real estate
Commercial:
Mortgage	129,884	—	—	—	4,959	134,843
Construction	7,025	—	—	—	—	7,025
Church, church-related:
Mortgage	367,944	—	—	—	174	368,118
Construction	16,450	—	—	—	—	16,450
Other	435	—	—	—	—	435
Total	$681,161	$—	$—	$—	$6,572	$687,733

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2013 and December 31, 2012:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special		Total
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]		Loans
March 31, 2013
Commercial and industrial	$175,369	$3,516	$136		$179,021
Real estate
Commercial:
Mortgage	116,618	7,982	604		125,204
Construction	6,836	—	—		6,836
Church, church-related:
Mortgage	347,173	3,333	168		350,674
Construction	17,994	—	—		17,994
Other	161	—	—		161
Total	$664,151	$14,831	$908		$679,890
December 31, 2012
Commercial and industrial	$155,838	$3,585	$1,439		$160,862
Real estate
Commercial:
Mortgage	123,315	6,569	4,959	[3]	134,843
Construction	7,025	—	—		7,025
Church, church-related:
Mortgage	366,366	1,578	174		368,118
Construction	16,450	—	—		16,450
Other	435	—	—		435
Total	$669,429	$11,732	$6,572		$687,733
____________________

1Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
2Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
3In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At March 31, 2013 and December 31, 2012, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. Loans delinquent 90 days or more and still accruing interest at March 31, 2013 and December 31, 2012 were $0. Loans classified as troubled debt restructuring were $0 at March 31, 2013 and December 31, 2012.

There are two foreclosed loans with an aggregate book value of $1,322,000 which have been recorded as other real estate owned (included in other assets) as of March 31, 2013 and there were two foreclosed loans with an aggregate book value of $1,322,000 as of December 31, 2012.

The following table presents the recorded investment and unpaid principal balance for impaired loans at March 31, 2013 and December 31, 2012:

			Unpaid		Related
	Recorded		Principal		Allowance for
(In thousands)	Investment		Balance		Loan Losses
March 31, 2013
Commercial and industrial:
Nonaccrual	$136		$136		$68
Troubled debt restructurings still accruing	—		—		—
Real estate
Commercial – Mortgage:
Nonaccrual	604		604		144
Past due 90 days or more and still accruing	—		—		—
Troubled debt restructurings still accruing	—		—		—
Church – Mortgage:
Nonaccrual	168		168		84
Total impaired loans	$908		$908		$296
December 31, 2012
Commercial and industrial:
Nonaccrual	$1,439		$1,439		$657
Troubled debt restructurings still accruing	—		—		—
Real estate
Commercial – Mortgage:
Nonaccrual	4,959	*	4,959	*	660
Past due 90 days or more and still accruing	—		—		—
Troubled debt restructurings still accruing	—		—		—
Church – Mortgage:
Nonaccrual	174		174		87
Total impaired loans	$6,572		$6,572		$1,404
____________________

*In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

A summary of the activity in the allowance for loan losses from December 31, 2012 to March 31, 2013 is as follows:

	December 31,	Charge-			March 31,
(In thousands)	2012	Offs	Recoveries	Provision	2012
Commercial and industrial	$3,192	$1,296	$2	$724	$2,622
Real estate
Commercial:
Mortgage	3,784	233	—	(379)	3,172
Construction	137	—	—	(3)	134
Church, church-related:
Mortgage	4,903	—	2	(124)	4,781
Construction	333	—	—	(12)	321
Other	8	—	—	(6)	2
Total	$12,357	$1,529	$4	$200	$11,032

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2013 and December 31, 2012, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2013, the balance of unused loan commitments, standby and commercial letters of credit were $11,919,000, $11,856,000, and $3,866,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at March 31, 2013:

		Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$7,926	$1,236	$1,997	$1,589	$3,104
Time deposits	109,177	91,230	17,149	798	—
Total	$117,103	$92,466	$19,146	$2,387	$3,104

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The 2007 Omnibus Incentive Stock Plan (the “Omnibus Plan”) permits the issuance of up to 1,065,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the three months ended March 31, 2013, 21,804 restricted shares and 85,943 SARs were granted under the Omnibus Plan.

Restricted Stock

Restricted shares are amortized to expense over the three-year vesting period. As of March 31, 2013, the total unrecognized compensation expense related to non-vested common stock was $1,753,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended
	March 31, 2013
	Shares	Fair Value
Balance at December 31, 2012	54,875	$31.61
Granted	21,804	$42.14
Vested	(18,959)	$30.68
Balance at March 31, 2013	57,720	$35.90

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of March 31, 2013, the total unrecognized compensation expense was $1,555,000, and the related weighted-average period over which it is expected to be recognized is 1.9 years. Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2013:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2012	351,881	$27.52	7.34	$4,988
Granted	85,943	$42.14
Exercised	(3,192)	$29.66
Outstanding at March 31, 2013	434,632	$30.40	7.60	$5,061
Exercisable at March 31, 2013	257,504	$25.78	6.46	$4,187

Following is a summary of the activity of the non-vested SARs during the three-month period ended March 31, 2013:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2012	161,294	$31.70
Granted	85,943	$42.14
Vested	(70,109)	$30.85
Non-vested at March 31, 2013	177,128	$37.11

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the per-share fair value of SARs granted:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	1.29%	1.38%
Expected life	7 yrs.	7 yrs.
Expected volatility	28.72%	29.39%
Expected dividend yield	1.71%	1.84%

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

	Estimated	Actual
(In thousands)	2013	2012
Service cost – benefits earned during the year	$3,519	$2,799
Interest cost on projected benefit obligation	2,821	2,570
Expected return on plan assets	(4,472)	(3,967)
Net amortization and deferral	1,849	1,473
Net periodic pension cost	$3,717	$2,875

Pension costs recorded to expense were $935,000 and $665,000 for the three-month periods ended March 31, 2013 and 2012, respectively. The Company made a contribution of $500,000 to the plan during the three-month period ended March 31, 2013 and expects to contribute at least an additional $1,500,000 in 2013.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2012 and an estimate for 2013:

	Estimated	Actual
(In thousands)	2013	2012
Service cost – benefits earned during the year	$144	$115
Interest cost on projected benefit obligation	335	307
Net amortization	551	360
Net periodic pension cost	$1,030	$782

Pension costs recorded to expense were $260,000 and $224,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

Note 10 – Income Taxes

As of March 31, 2013, the Company’s unrecognized tax benefits were approximately $1,990,000, of which $1,439,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2012, the Company's unrecognized tax benefits were approximately $1,885,000, of which $1,357,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $538,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $106,000 and $89,000 of gross interest accrued as of March 31, 2013 and December 31, 2012, respectively. There were no penalties for unrecognized tax benefits accrued at March 31, 2013 and December 31, 2012.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2009 through 2011 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2009 through 2011.

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

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$283,625	$17,343	$203	$300,765
Certificates of deposit	6,742	—	—	6,742
Total	$290,367	$17,343	$203	$307,507

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$315,345	$19,960	$112	$335,193
Certificates of deposit	6,742	—	—	6,742
Total	$322,087	$19,960	$112	$341,935

The fair values of securities with unrealized losses are as follows:

	March 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political
subdivisions	$28,408	$203	$—	$—	$28,048	$203
Certificates of deposit	—	—	—	—	—	—
Total	$28,048	$203	$—	$—	$28,048	$203

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political
subdivisions	$19,758	$112	$—	$—	$19,758	$112
Certificates of deposit	—	—	—	—	—	—
Total	$19,758	$112	$—	$—	$19,758	$112

There were 25 securities, or 10% of total (none greater than 12 months), in an unrealized loss position as of March 31, 2013. There were 18 securities, or 5% of total (none greater than 12 months), in an unrealized loss position as of December 31, 2012. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and the Company has the ability and intent to hold these securities until maturity.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2013
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$16,816	$17,039
Due after 1 year through 5 years	72,535	77,867
Due after 5 years through 10 years	148,171	155,920
Due after 10 years	52,845	56,681
Total	$290,367	$307,507

Proceeds from sales of investment securities classified as available for sale were $28,021,000 and $14,659,000 for the three months ended March 31, 2013 and 2012, respectively. Gross realized gains were $1,453,000 and $966,000 for the three months ended March 31, 2013 and 2012, respectively. There were two securities totaling $3,750,000 pledged to secure public deposits and for other purposes at March 31, 2013.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2013		December 31, 2012
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$166,367	$166,367	$141,088	$141,088
Investment securities	307,507	307,507	341,935	341,935
Loans, net	668,858	669,565	675,376	676,675
Accrued interest receivable	5,664	5,664	6,276	6,276
Total	$1,148,396	$1,149,103	$1,164,675	$1,165,974
Balance sheet liabilities:
Deposits	$536,346	$536,768	$563,708	$564,189
Accounts and drafts payable	542,528	542,528	522,761	522,761
Accrued interest payable	129	129	112	$112
Total	$1,079,003	$1,079,425	$1,086,581	$1,087,062

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - The carrying amount approximates fair value.

Investment in Securities - The fair value is measured on a recurring basis using Level 2 valuations. Refer to Note 11, “Investment in Securities”, for fair value and unrealized gains and losses by investment type.

Loans - The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 2 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses results in a fair valuation.

Impaired loans are valued using the fair value of the collateral which is based upon an observable market price or current appraised value and therefore, the fair value is a nonrecurring Level 3 valuation.

Accrued Interest Receivable - The carrying amount approximates fair value.

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

Accounts and Drafts Payable - The carrying amount approximates fair value.

Accrued Interest - The carrying amount approximates fair value.

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2013 and 2012. No financial instruments are measured using Level 3 inputs for the three months ended March 31, 2013 and 2012.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2013 and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

The specific payment and information processing services provided to each customer are developed individually to meet each customer’s requirements, which can vary greatly. In addition, the degree of automation such as electronic data interchange, imaging, work flow, and web-based solutions varies greatly among customers and industries. These factors combine so that pricing varies greatly among the customer base. In general, however, Cass is compensated for its processing services through service fees and investment of account balances generated during the payment process. The amount, type, and calculation of service fees vary greatly by service offering, but generally follow the volume of transactions processed. Interest income from the balances generated during the payment processing cycle is affected by the amount of time Cass holds the funds prior to payment and the dollar volume processed. Both the number of transactions processed and the dollar volume processed are therefore key metrics followed by management. Other factors will also influence revenue and profitability, such as changes in the general level of interest rates, which have a significant effect on net interest income. The funds generated by these processing activities are invested in overnight investments, investment grade securities, and loans generated by the Bank. The Bank earns most of its revenue from net interest income, or the difference between the interest earned on its loans and investments and the interest paid on its deposits and other borrowings. The Bank also assesses fees on other services such as cash management services.

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. In 2013, transaction volume increased in the transportation, telecom and environmental sectors despite an anemic economy. That growth was partially offset by lower volumes in the energy marketplace, where recent merger and acquisition activity is affecting customer retention, even as new sales remain strong. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2012 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

On January 6, 2012, the Company acquired the assets of Waste Reduction Consultants, Inc. (“WRC”), a provider of environmental expense management services. This acquisition positions the Company to expand its portfolio of services for controlling facility-related expenses and accelerates Cass’ leadership position as a back-office business processor. The results of operations for this service are included in the Information Services business segment.

Currently, management views Cass’ major opportunity as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company’s leadership position in applied technology, which when combined with the security and processing controls of the Bank, makes Cass unique in the industry.

Critical Accounting Policies

The Company has prepared the unaudited consolidated financial statements in this report in accordance with the FASB ASC. In preparing the unaudited consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the three-month period ended March 31, 2013 or for the fiscal year ended December 31, 2012, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as calculated by an independent research firm. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with FASB ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Note 10 to the unaudited consolidated financial statements contained herein.

Pension Plans. The amounts recognized in the unaudited consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2012, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10 to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31, and management believes they are not reasonably likely to change in the future. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2013 (“First Quarter of 2013”) compared to the three-month period ended March 31, 2012 (“First Quarter of 2012”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2012 Annual Report on Form 10-K. Results of operations for the First Quarter of 2013 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
			%
(Dollars in thousands except per share data)	2013	2012	Change
Net income	$6,032	$5,908	2.1%
Diluted earnings per share	$.52	$.51	2.0%
Return on average assets	1.86%	1.79%	—
Return on average equity	14.06%	14.69%	—

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

	First Quarter of
			%
(In thousands)	2013	2012	Change
Transportation invoice transaction volume	7,344	6,873	6.9%
Transportation invoice dollar volume	$5,415,365	$5,382,091	0.6%
Expense management transaction volume*	4,618	4,577	0.9%
Expense management dollar volume*	$2,640,243	$2,743,528	(3.8%)
Payment and processing fees	$16,576	$16,487	0.5%
____________________

*Includes Energy, Telecom and Environmental

First Quarter of 2013 compared to First Quarter of 2012:

Transportation transaction volume was up 6.9% and expense management transaction volume was up 0.9%, primarily in the telecom and environmental sectors. Transportation dollar volumes were up 0.6%, while expense management dollar volumes were down 3.8%, primarily due to the energy marketplace, where recent merger and acquisition activity is affecting customer retention, even as new sales remain strong.

There were $1,453,000 gains on sales of securities in the First Quarter of 2013, compared to $966,000 in the First Quarter of 2012.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in net interest income and related factors:

	First Quarter of
			%
(In thousands)	2013	2012	Change
Average earnings assets	$1,165,993	$1,193,752	(2.3%)
Average interest-bearing liabilities	$404,988	$402,859.53%
Net interest income*	$11,378	$12,102	(6.0%)
Net interest margin*	3.96%	4.08%
Yield on earning assets*	4.20%	4.36%
Rate on interest-bearing liabilities	.69%	.84%
____________________

*Presented on a tax-equivalent basis assuming a tax rate of 35%.

First Quarter of 2013 compared to First Quarter of 2012:

First Quarter of 2013 average earning assets decreased $27,759,000, or 2.3%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2013 as the general level of interest rates remained low.

Total average loans were approximately the same for the First Quarter of 2013 as compared to the First Quarter of 2012. Average investment securities increased $13,244,000, or 4.51%, to $306,597,000.

Total average interest-bearing deposits for the First Quarter of 2013 increased $2,129,000, or 0.53%, to $404,988,000 compared to the First Quarter of 2012. Average accounts and drafts payable decreased $33,101,000, or 5.4%, due to the decline in the expense management dollar volume.

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

	First Quarter of 2013			First Quarter of 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$677,048	$8,414	5.04%	$677,183	$8,939	5.31%
Tax-exempt[4]	629	1.64		707	1.57
Investment securities[5]:
Taxable	1,030	1.39		981	6	2.46
Tax-exempt[4]	298,825	3,542	4.81	289,122	3,861	5.37
Certificates of deposit	6,742	10.60		3,250	4.50
Interest-bearing deposits in
other financial institutions	84,747	69.33		116,553	87.30
Federal funds sold and other
short-term investments	96,972	28.12		105,956	42.16
Total earning assets	1,165,993	12,065	4.20	1,193,752	12,940	4.36
Non-earning assets
Cash and due from banks	12,350			12,224
Premise and equipment, net	11,535			9,539
Bank-owned life insurance	14,959			14,426
Goodwill and other
intangibles	15,288			13,187
Other assets	107,142			95,990
Allowance for loan losses	(12,058)			(12,964)
Total assets	$1,315,209			$1,326,154
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$274,445	$411.61%		$254,042	$444.70%
Savings deposits	18,630	29.63		22,566	39.70
Time deposits >= $100	34,903	95	1.10	43,868	137	1.26
Other time deposits	77,010	152.80		82,383	218	1.06
Total interest-bearing deposits	404,988	687.69		402,859	838.84
Non-interest bearing liabilities
Demand deposits	136,078			137,034
Accounts and drafts payable	575,381			608,482
Other liabilities	24,734			16,027
Total liabilities	1,141,181			1,164,402
Shareholders’ equity	174,028			161,752
Total liabilities and
shareholders’ equity	$1,315,209			$1,326,154
Net interest income		$11,378			$12,102
Net interest margin			3.96%			4.08%
Interest spread			3.51			3.52
____________________

1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2012 consolidated financial statements, filed with the Company’s 2012 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $65,000 and $70,000 for the First Quarter of 2013 and 2012, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,209,000 and $1,351,000 for the First Quarter of 2013 and 2012, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	First Quarter of 2013 Over
	First Quarter of 2012
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(2)	$(523)	$(525)
Tax-exempt[3]	—	—	—
Investment securities:
Taxable	—	(5)	(5)
Tax-exempt[3]	117	(436)	(319)
Certificates of deposit	5	1	6
Interest-bearing deposits in other financial institutions	(26)	8	(18)
Federal funds sold and other short-term investments	(3)	(11)	(14)
Total interest income	91	(966)	(875)
Interest expense on:
Interest-bearing demand deposits	32	(65)	(33)
Savings deposits	(7)	(3)	(10)
Time deposits of >=$100	(26)	(16)	(42)
Other time deposits	(14)	(52)	(66)
Total interest expense	(15)	(136)	(151)
Net interest income	$106	$(830)	$(724)
____________________

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses. Provision for loan losses during both the First Quarter of 2013 and the First Quarter of 2012, was $200,000. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. There were net loan charge-offs of $1,525,000 in the First Quarter of 2013, compared to $207,000 for the same period in 2012.

The allowance for loan losses at March 31, 2013 was $11,032,000 and at December 31, 2012 was $12,357,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2013 was 1.62% compared to 1.80% at December 31, 2012. Nonperforming loans were $908,000, or ..13%, of total loans at March 31, 2013 compared to $6,572,000, or .96%, of total loans at December 31, 2012. These loans, which are also considered impaired, consisted of five nonaccrual loans at March 31, 2013. Total nonaccrual loans decreased $6,721,000 from March 31, 2013 to March 31, 2013, primarily due to the payment of $4,884,000 received on one loan.

In addition to the loans discussed above, at March 31, 2013, loans totaling $14,831,000 not included in the table below were identified by management as subject to special monitoring. These loans possess some credit deficiency or potential weakness which requires a high level of management attention.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the allowance for loan losses:

	First Quarter of
(Dollars in thousands)	2013	2012
Allowance at beginning of period	$12,357	$12,954
Provision charged to expense	200	200
Loans charged off	(1,529)	(254)
Recoveries on loans previously charged off	4	47
Net loans charged off	(1,525)	(207)
Allowance at end of period	$11,032	$12,947
Loans outstanding:
Average	$677,677	$677,890
March 31	679,890	690,357
Ratio of allowance for loan losses to loans outstanding:
Average	1.63%	1.91%
March 31	1.62	1.88
Impaired loans:
Nonaccrual loans	$908	$7,629
Loans past due 90 days or more	—	—
Troubled debt restructurings	—	—
Total impaired loans	$908	$7,629
Foreclosed assets	1,322	1,689
Impaired loans as percentage of average loans	.13%	1.13%

The Bank had two properties carried as other real estate owned of $1,322,000 as of March 31, 2013 and two properties carried as other real estate owned of $1,689,000 as of March 31, 2012.

Operating Expenses

Total operating expenses for the First Quarter of 2013 were up less than 1%, or $48,000, compared to the First Quarter of 2012, primarily due to increased payroll costs offset by a decrease in outside services.

Salaries and benefits expense for the First Quarter of 2013 increased $697,000 to $16,258,000 compared to the First Quarter of 2012 due to higher payroll and pension expense.

Occupancy expense for the First Quarter of 2013 increased $77,000 to $609,000 from the First Quarter of 2012 due to increased rent associated with additional leased space.

Equipment expense for the First Quarter of 2013 increased $45,000, or 5.2%, compared to the First Quarter of 2012 due to increased depreciation expenses.

Amortization of intangible assets increased $8,000 for the First Quarter of 2013 as compared to the prior year period.

Other operating expenses for the First Quarter of 2013 decreased $779,000, or 24.0%, compared to the First Quarter of 2012. The majority of the decrease was in legal expenses.

Income tax expense for the First Quarter of 2013 decreased $172,000, or 7.9%, compared to the First Quarter of 2012. The effective tax rate was 25% and 27% for the First Quarters of 2013 and 2012, respectively, primarily due to reductions in state income taxes.

Financial Condition

Total assets at March 31, 2013 were $1,280,279,000 a decrease of $7,108,000, or 0.5%, from December 31, 2012. The most significant changes in asset balances during this period were a decrease of $34,428,000 in securities available for sale and a decrease of $19,140,000 in interest-bearing deposits in other financial institutions. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2013 were $1,103,893,000, a decrease of $9,479,000, or 0.9%, from December 31, 2012. Total deposits at March 31, 2013 were $536,346,000, a decrease of $27,362,000, or 4.9%, from December 31, 2012. Accounts and drafts payable at March 31, 2013 were $542,528,000, an increase of $19,767,000, or 3.8%, from December 31, 2012. Total shareholders’ equity at March 31, 2013 was $176,386,000, a $2,371,000, or 1.4%, increase from December 31, 2012.

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

The increase in total shareholders’ equity of $2,371,000 resulted from net income of $6,032,000, stock-based compensation expense of $421,000, $1,808,000 in other comprehensive income, dividends paid of $2,066,000 and $208,000 for net distribution of stock awards.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $166,367,000 at March 31, 2013, an increase of $25,279,000 or 17.9%, from December 31, 2012. At March 31, 2013, these assets represented 13.0% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $307,507,000 at March 31, 2013, a decrease of $34,428,000 from December 31, 2012. These assets represented 24.0% of total assets at March 31, 2013. Of this total, 98% were state and political subdivision securities. Of the total portfolio, 5.8% mature in one year, 25.0% mature in one to five years, and 69.2% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also had secured lines of credit with the Federal Home Loan Bank of $158,268,000 collateralized by commercial mortgage loans. The Company also has a secured line of credit of $50,000,000 with UMB Bank. There were no amounts outstanding under any line of credit as of March 31, 2013 or December 31, 2012.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”). Time deposits include $77,021,000 of CDARS deposits which offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $4,405,000 for the three months ended March 31, 2013, compared with $9,810,000 for the three months ended March 31, 2012, a decrease of $5,405,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2013, which are estimated to be less than $6,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$180,039	20.33%	$175,802	19.87%
Cass Commercial Bank	77,339	14.18%	75,300	13.41%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$169,007	19.08%	$164,729	18.62%
Cass Commercial Bank	70,513	12.93%	68,261	12.16%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$169,007	13.00%	$164,729	12.26%
Cass Commercial Bank	70,513	11.25%	68,261	10.64%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2013 has changed materially from that at December 31, 2012.

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

There were no changes in the First Quarter of 2013 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company has included in Part I, Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2012 disclosure regarding certain legal proceedings. There were no material developments with regard to these disclosed proceedings during the three-month period ended March 31, 2013. All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes the outcome of all proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2013.

ITEM 6. EXHIBITS

Exhibit 10.1 Form of Restricted Stock Agreement.*

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

*Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASS INFORMATION SYSTEMS, INC.

DATE: May 3, 2013	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 3, 2013	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)