Form 10-Q
period 2013-06-30
CASS INFORMATION SYSTEMS INC
filed 2013-08-02
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

Commission File No. 000-20827
________________
CASS INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12444 Powerscourt Drive, Suite 550	63131
St. Louis, Missouri
(Address of principal executive offices)	(Zip Code)

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

     The number of shares outstanding of the registrant's only class of common stock as of July 30, 2013: Common stock, par value $.50 per share – 11,502,196 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	June 30, 2013 (unaudited) and December 31, 2012	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2013 and 2012 (unaudited)	5

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2013 and 2012 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4.	CONTROLS AND PROCEDURES	28

PART II – Other Information – Items 1. – 6.		28

SIGNATURES		30

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30,
	2013	December 31,
	(Unaudited)	2012
Assets
Cash and due from banks	$11,737	$18,794
Interest-bearing deposits in other financial institutions	116,628	108,560
Federal funds sold and other short-term investments	141,488	13,734
Cash and cash equivalents	269,853	141,088
Securities available-for-sale, at fair value	276,428	341,935

Loans	669,822	687,733
Less: Allowance for loan losses	11,352	12,357
Loans, net	658,470	675,376
Premises and equipment, net	12,224	10,735
Investment in bank-owned life insurance	15,174	14,910
Payments in excess of funding	73,973	63,522
Goodwill	11,590	11,590
Other intangible assets, net	3,463	3,757
Other assets	27,359	24,474
Total assets	$1,348,534	$1,287,387

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$135,906	$144,143
Interest-bearing	405,103	419,565
Total deposits	541,009	563,708
Accounts and drafts payable	606,070	522,761
Other liabilities	26,769	26,903
Total liabilities	1,173,848	1,113,372

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at June 30, 2013 and
20,000,000 shares authorized and 11,931,147 shares issued at
December 31, 2012	5,966	5,966
Additional paid-in capital	124,973	125,086
Retained earnings	68,923	60,952
Common shares in treasury, at cost (435,090 shares at June 30,
2013 and 467,316 shares at December 31, 2012)	(11,244)	(11,896)
Accumulated other comprehensive loss	(13,932)	(6,093)
Total shareholders’ equity	174,686	174,015
Total liabilities and shareholders’ equity	$1,348,534	$1,287,387

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fee Revenue and Other Income:
Information services payment and processing revenue	$17,448	$16,625	$34,024	$33,112
Bank service fees	302	311	606	609
Gains on sales of securities	1,684	1,168	3,137	2,134
Other	133	133	265	265
Total fee revenue and other income	19,567	18,237	38,032	36,120

Interest Income:
Interest and fees on loans	8,343	8,962	16,758	17,902
Interest and dividends on securities:
Taxable	18	13	29	23
Exempt from federal income taxes	2,141	2,443	4,474	4,953
Interest on federal funds sold and
other short-term investments	121	112	218	241
Total interest income	10,623	11,530	21,479	23,119

Interest Expense:
Interest on deposits	694	760	1,381	1,598
Net interest income	9,929	10,770	20,098	21,521
Provision for loan losses	300	600	500	800
Net interest income after provision for loan
losses	9,629	10,170	19,598	20,721
Total net revenue	29,196	28,407	57,630	56,841

Operating Expense:
Salaries and employee benefits	16,280	15,498	32,538	31,059
Occupancy	735	559	1,344	1,091
Equipment	923	884	1,831	1,747
Amortization of intangible assets	147	147	294	286
Other operating expense	2,932	3,152	5,399	6,398
Total operating expense	21,017	20,240	41,406	40,581
Income before income tax expense	8,179	8,167	16,224	16,260
Income tax expense	2,106	2,205	4,119	4,390
Net income	$6,073	$5,962	$12,105	$11,870

Basic earnings per share	.53	.53	1.06	1.05
Diluted earnings per share	.52	.52	1.04	1.03

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$6,073	$5,962	$12,105	$11,870
Other comprehensive income:
Net unrealized (loss) gain on securities
available-for-sale, net of tax	(4,962)	1,352	(5,777)	449
Reclassification adjustments for gains included in
net income, net of tax	(1,094)	(759)	(2,039)	(1,387)
Foreign currency translation adjustments	25	(31)	(23)	(28)
Total comprehensive income	$42	$6,524	$4,266	$10,904

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$12,105	$11,870
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,275	3,112
Net gains on sales of securities	(3,137)	(2,134)
Provision for loan losses	500	800
Stock-based compensation expense	918	702
Increase in income tax liability	1,109	890
Increase in pension liability	1,253	203
Other operating activities, net	(1,459)	1,263
Net cash provided by operating activities	14,564	16,706

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	63,660	29,749
Proceeds from maturities of securities available-for-sale	6,803	5,940
Purchase of securities available-for-sale	(16,030)	(49,042)
Net decrease (increase) in loans	16,406	(22,978)
Increase in payments in excess of funding	(10,451)	(7,763)
Purchases of premises and equipment, net	(2,284)	(768)
Environmental management acquisition	—	(7,798)
Net cash provided by (used in) investing activities	58,104	(52,660)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(8,237)	605
Net decrease in interest-bearing demand and savings deposits	(9,519)	(27,722)
Net decrease in time deposits	(4,943)	(10,188)
Net increase (decrease) in accounts and drafts payable	83,309	(2,382)
Cash dividends paid	(4,135)	(3,531)
Distribution of stock awards, net	(378)	(128)
Net cash provided by (used in) financing activities	56,097	(43,346)
Net increase (decrease) in cash and cash equivalents	128,765	(79,300)
Cash and cash equivalents at beginning of period	141,088	235,962
Cash and cash equivalents at end of period	$269,853	$156,662

Supplemental information:
Cash paid for interest	$1,398	$1,624
Cash paid for income taxes	2,991	3,373

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

Note 2 – Intangible Assets

The Company accounts for intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets”, (“FASB ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

Details of the Company’s intangible assets are as follows:

	June 30, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(1,228)	$3,933	$(1,015)
Non-compete agreements	261	(78)	261	(53)
Software	234	(117)	234	(78)
Other	500	(42)	500	(25)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,745	$(1,692)	$16,745	$(1,398)
[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over 7 and 10 years; the non-compete agreements over 5 years; software over 3 years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $294,000 and $286,000 for the six-month periods ended June 30, 2013 and 2012, respectively. Estimated future amortization of intangibles is as follows: $535,000 in 2013, $482,000 in 2014, $404,000 in 2015 and 2016 and $352,000 in 2017.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the six months ended June 30, 2013 and 2012. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share data)	2013	2012	2013	2012
Basic
Net income	$6,073	$5,962	$12,105	$11,870
Weighted-average common shares
outstanding	11,428,984	11,364,057	11,425,525	11,366,639
Basic earnings per share	$.53	$.53	$1.06	$1.05
Diluted
Net income	$6,073	$5,962	$12,105	$11,870
Weighted-average common shares
outstanding	11,428,984	11,364,057	11,425,525	11,366,639
Effect of dilutive restricted stock, stock
options and stock appreciation rights	187,403	183,763	181,169	179,679
Weighted-average common shares
outstanding assuming dilution	11,616,387	11,547,820	11,606,694	11,546,318
Diluted earnings per share	$.52	$.52	$1.04	$1.03

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 363,000 shares of the Company’s common stock. The Company did not repurchase any shares during the six-month periods ended June 30, 2013 and 2012. As of June 30, 2013, 363,000 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended June 30, 2013
Fee revenue and other income:
Income from customers	$23,309	$5,887	$—	$29,196
Intersegment income (expense)	(2,279)	(386)	2,665	—
Net income	4,166	1,868	39	6,073
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,463	—	—	3,463
Total assets	720,841	641,114	(13,421)	1,348,534
Three Months Ended June 30, 2012
Fee revenue and other income
Income from customers	$22,173	$6,234	$—	$28,407
Intersegment income (expense)	2,744	415	(3,159)	—
Net income (expense)	3,749	2,213	—	5,962
Goodwill	11,454	136	—	11,590
Other intangible assets, net	4,052	—	—	4,052
Total assets	714,747	600,553	(24,040)	1,291,260
Six Months Ended June 30, 2013
Fee revenue and other income:
Income from customers	$45,769	$11,861	$—	$57,630
Intersegment income (expense)	(4,845)	(769)	5,614	—
Net income	7,859	4,120	126	12,105
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,463	—	—	3,463
Total assets	720,841	641,114	(13,421)	1,348,534
Six Months Ended June 30, 2012
Fee revenue and other income
Income from customers	$44,721	$12,120	$—	$56,841
Intersegment income (expense)	5,284	843	(6,127)	—
Net income (expense)	7,626	4,244	—	11,870
Goodwill	11,454	136	—	11,590
Other intangible assets, net	4,052	—	—	4,052
Total assets	714,747	600,553	(24,040)	1,291,260

Note 6 – Loans by Type

A summary of loan categories is as follows:

	June 30,	December 31,
(In thousands)	2013	2012
Commercial and industrial	$173,546	$160,862
Real estate
Commercial:
Mortgage	132,517	134,843
Construction	8,618	7,025
Church, church-related:
Mortgage	344,785	368,118
Construction	10,293	16,450
Other	63	435
Total loans	$669,822	$687,733

The following table presents the aging of loans by loan categories at June 30, 2013 and December 31, 2012:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
June 30, 2013
Commercial and industrial	$172,306	$1,000	$—	$—	$240	$173,546
Real estate
Commercial:
Mortgage	132,027	—	—	—	490	132,517
Construction	8,618	—	—	—	—	8,618
Church, church-related:
Mortgage	343,487	1,130	—	—	168	344,785
Construction	10,293	—	—	—	—	10,293
Other	63	—	—	—	—	63
Total	$666,794	$2,130	$—	$—	$898	$669,822
December 31, 2012
Commercial and industrial	$159,423	$—	$—	$—	$1,439	$160,862
Real estate
Commercial:
Mortgage	129,884	—	—	—	4,959	134,843
Construction	7,025	—	—	—	—	7,025
Church, church-related:
Mortgage	367,944	—	—	—	174	368,118
Construction	16,450	—	—	—	—	16,450
Other	435	—	—	—	—	435
Total	$681,161	$—	$—	$—	$6,572	$687,733

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2013 and December 31, 2012:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
June 30, 2013
Commercial and industrial	$170,195	$3,111	$240	$173,546
Real estate
Commercial:
Mortgage	124,127	7,900	490	132,517
Construction	8,618	—	—	8,618
Church, church-related:
Mortgage	341,342	3,275	168	344,785
Construction	10,293	—	—	10,293
Other	63	—	—	63
Total	$654,638	$14,286	$898	$669,822
December 31, 2012
Commercial and industrial	$155,838	$3,585	$1,439	$160,862
Real estate
Commercial:
Mortgage	123,315	6,569	4,959 [3]	134,843
Construction	7,025	—	—	7,025
Church, church-related:
Mortgage	366,366	1,578	174	368,118
Construction	16,450	—	—	16,450
Other	435	—	—	435
Total	$669,429	$11,732	$6,572	$687,733
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
[3]	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At June 30, 2013 and December 31, 2012, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon a current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. Loans delinquent 90 days or more and still accruing interest at June 30, 2013 and December 31, 2012 were $0. Loans classified as troubled debt restructuring were $0 at June 30, 2013 and December 31, 2012.

There is one foreclosed loan with an aggregate book value of $522,000 which has been recorded as other real estate owned (included in other assets) as of June 30, 2013, and there were two foreclosed loans with an aggregate book value of $1,322,000 as of December 31, 2012.

The following table presents the recorded investment and unpaid principal balance for impaired loans at June 30, 2013 and December 31, 2012:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
June 30, 2013
Commercial and industrial:
Nonaccrual	$240	$240	$76
Troubled debt restructurings still accruing	—	—	—
Real estate
Commercial – Mortgage:
Nonaccrual	490	490	90
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructurings still accruing	—	—	—
Church – Mortgage:
Nonaccrual	168	168	84
Total impaired loans	$898	$898	$250
December 31, 2012
Commercial and industrial:
Nonaccrual	$1,439	$1,439	$657
Troubled debt restructurings still accruing	—	—	—
Real estate
Commercial – Mortgage:
Nonaccrual	4,959 *	4,959 *	660
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructurings still accruing	—	—	—
Church – Mortgage:
Nonaccrual	174	174	87
Total impaired loans	$6,572	$6,572	$1,404
*	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

A summary of the activity in the allowance for loan losses from December 31, 2012 to June 30, 2013 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2012	Offs	Recoveries	Provision	2013
Commercial and industrial	$3,192	$1,296	$4	$914	$2,814
Real estate
Commercial:
Mortgage	3,784	233	18	(337)	3,232
Construction	137	—	—	47	184
Church, church-related:
Mortgage	4,903	—	2	99	5,004
Construction	333	—	—	(216)	117
Other	8	—	—	(7)	1
Total	$12,357	$1,529	$24	$500	$11,352

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2013 and December 31, 2012, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2013, the balance of unused loan commitments, standby and commercial letters of credit were $7,279,000, $11,891,000, and $3,290,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at June 30, 2013:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$7,610	$1,187	$1,934	$1,538	$2,951
Time deposits	107,609	88,201	18,202	1,206	—
Total	$115,219	$89,388	$20,136	$2,744	$2,951

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the six months ended June 30, 2013, 29,918 restricted shares and 85,943 SARs were granted under the Omnibus Plan.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over the three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over the three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period with the exception of those shares granted in lieu of cash payment for retainer fees which are expensed in the period earned. As of June 30, 2013, the total unrecognized compensation expense related to non-vested common stock was $1,780,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended
	June 30, 2013
	Shares	Fair Value
Balance at December 31, 2012	54,875	$31.61
Granted	29,918	$41.90
Vested	(25,608)	$30.48
Balance at June 30, 2013	59,185	$37.30

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of June 30, 2013, the total unrecognized compensation expense was $1,351,000, and the related weighted-average period over which it is expected to be recognized is 1.7 years. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2013:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2012	351,881	$27.52	7.34	$4,988
Granted	85,943	$42.14
Exercised	(28,270)	$23.92
Outstanding at June 30, 2013	409,554	$30.84	7.44	$6,251
Exercisable at June 30, 2013	232,426	$26.06	6.24	$4,658

Following is a summary of the activity of the non-vested SARs during the six-month period ended June 30, 2013:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2012	161,294	$31.70
Granted	85,943	$42.14
Vested	(70,109)	$30.85
Non-vested at June 30, 2013	177,128	$37.11

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

Pension costs recorded to expense were $923,000 and $665,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and totaled $1,858,000 and $1,330,000 for the six-month periods ended June 30, 2013 and 2012, respectively. The Company made a contribution of $500,000 to the plan during the three-month period ended June 30, 2013, for a total of $1,000,000 for the six-month period ending June 30, 2013, and expects to contribute an additional $1,000,000 in 2013.

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

Pension costs recorded to expense were $255,000 and $223,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and were $515,000 and $447,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

Note 10 – Income Taxes

As of June 30, 2013, the Company’s unrecognized tax benefits were approximately $2,095,000, of which $1,521,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2012, the Company's unrecognized tax benefits were approximately $1,885,000, of which $1,357,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $538,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $122,000 and $89,000 of gross interest accrued as of June 30, 2013 and December 31, 2012, respectively. There were no penalties for unrecognized tax benefits accrued at June 30, 2013 and December 31, 2012.

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

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$262,797	$10,650	$2,828	$270,619
Certificates of deposit	5,809	—	—	5,809
Total	$268,606	$10,650	$2,828	$276,428

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$315,345	$19,960	$112	$335,193
Certificates of deposit	6,742	—	—	6,742
Total	$322,087	$19,960	$112	$341,935

The fair values of securities with unrealized losses are as follows:

	June 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political
subdivisions	$74,377	$2,828	$—	$—	$74,377	$2,828
Certificates of deposit	—	—	—	—	—	—
Total	$74,377	$2,828	$—	$—	$74,377	$2,828

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political
subdivisions	$19,758	$112	$—	$—	$19,758	$112
Certificates of deposit	—	—	—	—	—	—
Total	$19,758	$112	$—	$—	$19,758	$112

There were 71 securities, or 24% of the total (none greater than 12 months), in an unrealized loss position as of June 30, 2013. There were 18 securities, or 5% of the total (none greater than 12 months), in an unrealized loss position as of December 31, 2012. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2013
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$15,436	$15,627
Due after 1 year through 5 years	72,338	76,717
Due after 5 years through 10 years	128,561	131,142
Due after 10 years	52,271	52,942
Total	$268,606	$276,428

Proceeds from sales of investment securities classified as available for sale were $35,639,000 and $15,090,000 for the three months ended June 30, 2013 and 2012, respectively, and were $63,660,000 and $29,749,000 for the six months ended June 30, 2013 and 2012, respectively. Gross realized gains were $1,684,000 and $1,168,000 for the three months ended June 30, 2013 and 2012, respectively, and were $3,137,000 and $2,134,000 for the six months ended June 30, 2013 and 2012, respectively. There were two securities totaling $3,750,000 pledged to secure public deposits and for other purposes at June 30, 2013.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2013		December 31, 2012
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$269,853	$269,853	$141,088	$141,088
Investment securities	276,428	276,428	341,935	341,935
Loans, net	658,470	657,805	675,376	676,675
Accrued interest receivable	5,486	5,486	6,276	6,276
Total	$1,210,237	$1,209,572	$1,164,675	$1,165,974
Balance sheet liabilities:
Deposits	$541,009	$541,417	$563,708	$564,189
Accounts and drafts payable	606,070	606,070	522,761	522,761
Accrued interest payable	94	94	112	112
Total	$1,147,173	$1,147,581	$1,086,581	$1,087,062

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - The carrying amount approximates fair value.

Investment in Securities - The fair value is measured on a recurring basis using Level 2 valuations. Refer to Note 11, “Investment in Securities,” for fair value and unrealized gains and losses by investment type.

Loans - The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 2 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses results in a fair valuation.

Impaired loans are valued using the fair value of the collateral which is based upon a current appraised value and therefore, the fair value is a nonrecurring Level 3 valuation.

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2013 and 2012. No financial instruments are measured using Level 3 inputs for the six months ended June 30, 2013 and 2012.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2013, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the six-month period ended June 30, 2013 or for the fiscal year ended December 31, 2012, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as calculated by an independent research firm. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2013 (“Second Quarter of 2013”) compared to the three-month period ended June 30, 2012 (“Second Quarter of 2012”) and the six-month period ended June 30, 2013 (“First Half of 2013”) compared to the six-month period ended June 30, 2012 (“First Half of 2012”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2012 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2013 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter of			First Half of
(Dollars in thousands except per			%			%
share data)	2013	2012	Change	2013	2012	Change
Net income	$6,073	$5,962	1.9%	$12,105	$11,870	2.0%
Diluted earnings per share	$.52	$.52	—	$1.04	$1.03	1.0%
Return on average assets	1.83%	1.82%	—	1.84%	1.80%	—
Return on average equity	13.81%	14.55%	—	13.93%	14.62%	—

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

	Second Quarter of			First Half of
			%			%
(In thousands)	2013	2012	Change	2013	2012	Change
Transportation invoice transaction
volume	7,935	7,295	8.8%	15,279	14,168	7.8%
Transportation invoice dollar
volume	$5,869,694	$5,665,600	3.6%	$11,285,059	$11,047,691	2.1%
Expense management transaction
volume*	4,800	4,556	5.4%	9,418	9,133	3.1%
Expense management dollar
volume	$2,762,513	$2,613,459	5.7%	$5,402,756	$5,356,987.9%
Payment and processing fees	$17,448	$16,625	5.0%	$34,024	$33,112	2.8%
*       Includes Energy, Telecom and Environmental

Second Quarter of 2013 compared to Second Quarter of 2012:

Transportation transaction volume was up 8.8% and expense management transaction volume was up 5.4%, primarily in the telecom and environmental sectors. Transportation dollar volumes were up 3.6% and expense management dollar volumes were up 5.7%.

Bank service fees were approximately the same. There were $1,684,000 gains on sales of securities in the Second Quarter of 2013, compared to $1,168,000 in the Second Quarter of 2012.

First Half of 2013 compared to First Half of 2012:

Transportation and expense management transaction volumes were up 7.8% and 3.1%, respectively. Transportation dollar volumes were up 2.1%. Expense management dollar volumes were up .9%.

There were $3,137,000 gains on sales of securities in the First Half of 2013, compared to $2,134,000 in the First Half of 2012.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in net interest income and related factors:

	Second Quarter of			First Half of
			%			%
(In thousands)	2013	2012	Change	2013	2012	Change
Average earnings assets	$1,176,943	$1,176,084.07%		$1,171,498	$1,184,918	(1.13)%
Average interest-bearing liabilities	403,756	392,070	2.98%	404,369	397,465	1.74%
Net interest income*	11,062	12,087	(8.48)%	22,440	24,189	(7.23)%
Net interest margin*	3.77%	4.13%	—	3.86%	4.11%	—
Yield on earning assets*	4.01%	4.39%	—	4.10%	4.38%	—
Rate on interest-bearing liabilities	.69%	.78%	—	.69%	.81%	—
*       Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2013 compared to Second Quarter of 2012:

Second Quarter of 2013 average earning assets increased $859,000, or less than 1%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2013 as the general level of interest rates remains low and the impact becomes more pronounced as longer-term, higher-yielding assets re-price, mature or are sold.

Total average loans decreased $22,479,000, or 3.22%, for the Second Quarter of 2013 as compared to the Second Quarter of 2012 due to continuing competition from other lenders. Average investment securities decreased $16,398,000, or 5.61%.

Total average interest-bearing deposits for the Second Quarter of 2013 increased $11,686,000, or 2.98%, compared to the Second Quarter of 2012. Average accounts and drafts payable decreased $17,469,000, or 2.86%, due to the decline in the dollar volume.

First Half of 2013 compared to First Half of 2012:

First Half of 2013 average earning assets decreased $13,420,000, or 1.13%, compared to the same period in the prior year (see following discussion). The yield on earning assets and the tax equivalent net interest margin both decreased in 2013 as the general level of interest rates remained low.

Total average loans decreased $11,350,000 for the First Half of 2013 as compared to the First Half of 2012. This decrease was attributable to the intense competition from other lenders. Average investment securities decreased $3,390,000, or 1.16%, as the Company took advantage of market activity to realize investment gains.

Total average interest-bearing deposits for the First Half of 2013 increased $6,904,000, or 1.74%, to $404,369,000 compared to the First Half of 2012. Average accounts and drafts payable decreased $25,238,000, or 4.14%, to $583,941,000.

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

	Second Quarter of 2013			Second Quarter of 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$675,641	$8,343	4.95%	$698,046	$8,960	5.16%
Tax-exempt[4]	610	1.66		684	2	1.18
Investment securities[5]:
Taxable	1,070	10	3.75	1,015	9	3.57
Tax-exempt[4]	274,659	3,273	4.78	291,112	3,759	5.19
Certificates of deposit	6,135	8.52		4,169	5.48
Interest-bearing deposits in
other financial institutions	95,631	84.35		105,375	85.32
Federal funds sold and other
short-term investments	123,197	37.12		75,683	27.14
Total earning assets	1,176,943	11,756	4.01	1,176,084	12,847	4.39
Non-earning assets
Cash and due from banks	12,398			12,260
Premise and equipment, net	12,027			9,433
Bank-owned life insurance	15,090			14,560
Goodwill and other
intangibles	15,140			15,664
Other assets	110,587			103,828
Allowance for loan losses	(11,052)			(12,976)
Total assets	$1,331,133			$1,318,853
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$273,892	$423.62%		$248,343	$405.66%
Savings deposits	19,100	32.67		21,757	37.68
Time deposits >= $100	34,151	87	1.02	41,032	121	1.19
Other time deposits	76,612	152.80		80,938	197.98
Short term borrowings	1	—	—	—	—	—
Total interest-bearing deposits	403,756	694.69		392,070	760.78
Non-interest bearing liabilities
Demand deposits	132,434			132,431
Accounts and drafts payable	592,407			609,876
Other liabilities	26,070			19,623
Total liabilities	1,154,667			1,154,000
Shareholders’ equity	176,466			164,853
Total liabilities and
shareholders’ equity	$1,331,133			$1,318,853
Net interest income		$11,062			$12,087
Net interest margin			3.77%			4.13%
Interest spread			3.32			3.61
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2012 consolidated financial statements, filed with the Company’s 2012 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $63,000 and $79,000 for the Second Quarter of 2013 and 2012, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,133,000 and $1,317,000 for the Second Quarter of 2013 and 2012, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2013			First Half of 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$676,341	$16,757	5.00%	$687,614	$17,899	5.23%
Tax-exempt[4]	619	2.65		696	3.87
Investment securities[5]:
Taxable	1,050	11	2.11	998	15	3.02
Tax-exempt[4]	286,675	6,815	4.79	290,117	7,620	5.28
Certificates of deposit	6,437	18.56		3,709	9.49
Interest-bearing deposits in
other financial institutions	90,219	153.34		110,964	172.31
Federal funds sold and other
short-term investments	110,157	65.12		90,820	69.15
Total earning assets	1,171,498	23,821	4.10	1,184,918	25,787	4.38
Non-earning assets
Cash and due from banks	12,374			12,242
Premise and equipment, net	11,782			9,486
Bank-owned life insurance	15,025			14,493
Goodwill and other
intangibles	15,214			14,425
Other assets	108,874			99,909
Allowance for loan losses	(11,552)			(12,970)
Total assets	$1,323,215			$1,322,503
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$274,167	$834.61%		$251,192	$849.68%
Savings deposits	18,866	61.65		22,162	76.69
Time deposits >= $100	34,525	182	1.06	42,450	258	1.22
Other time deposits	76,810	304.80		81,661	415	1.02
Short term borrowings	1	—	—	—	—	—
Total interest-bearing deposits	404,369	1,381.69		397,465	1,598.81
Non-interest bearing liabilities
Demand deposits	134,246			134,733
Accounts and drafts payable	583,941			609,179
Other liabilities	25,406			17,824
Total liabilities	1,147,962			1,159,201
Shareholders’ equity	175,253			163,302
Total liabilities and
shareholders’ equity	$1,323,215			$1,322,503
Net interest income		$22,440			$24,189
Net interest margin			3.86%			4.11%
Interest spread			3.41			3.57
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2012 consolidated financial statements, filed with the Company’s 2012 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $128,000 and $149,000 for the First Half of 2013 and 2012, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $2,342,000 and $2,668,000 for the First Half of 2013 and 2012, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Second Quarter of 2013 Over
	Second Quarter of 2012
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(272)	$(345)	$(617)
Tax-exempt[3]	—	(1)	(1)
Investment securities:
Taxable	1	—	1
Tax-exempt[3]	(202)	(284)	(486)
Certificates of deposit	3	—	3
Interest-bearing deposits in other financial institutions	(8)	7	(1)
Federal funds sold and other short-term investments	15	(5)	10
Total interest income	(463)	(628)	(1,091)
Interest expense on:
Interest-bearing demand deposits	41	(23)	18
Savings deposits	(4)	(1)	(5)
Time deposits of >=$100	(19)	(15)	(34)
Other time deposits	(10)	(35)	(45)
Total interest expense	8	(74)	(66)
Net interest income	$(471)	$(554)	$(1,025)
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	First Half of 2013 Over
	First Half of 2012
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(302)	$(840)	$(1,142)
Tax-exempt[3]	—	(1)	(1)
Investment securities:
Taxable	1	(5)	(4)
Tax-exempt[3]	(92)	(713)	(805)
Certificates of deposit	8	1	9
Interest-bearing deposits in other financial institutions	(34)	15	(19)
Federal funds sold and other short-term investments	13	(17)	(4)
Total interest income	(406)	(1,560)	(1,966)
Interest expense on:
Interest-bearing demand deposits	72	(87)	(15)
Savings deposits	(11)	(4)	(15)
Time deposits of >=$100	(45)	(31)	(76)
Other time deposits	(24)	(87)	(111)
Total interest expense	(8)	(209)	(217)
Net interest income	$(398)	$(1,351)	$(1,749)
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses. Provision for loan losses during the Second Quarter of 2013 and Second Quarter of 2012, were $300,000 and $600,000, respectively. During the First Half of 2013 and the First Half of 2012, the provision for loan losses were $500,000 and $800,000, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries during the Second Quarter of 2013 were $20,000 and net loan charge-offs during the Second Quarter of 2012 were $924,000. Net loan charge-offs during the First Half of 2013 and the First Half of 2012, were $1,505,000 and $1,131,000, respectively.

The allowance for loan losses at June 30, 2013 was $11,352,000 and at December 31, 2012 was $12,357,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2013 was 1.69% compared to 1.80% at December 31, 2012. Nonperforming loans were $898,000, or ..13%, of total loans at June 30, 2013 compared to $6,572,000, or .96%, of total loans at December 31, 2012. These loans, which are also considered impaired, consisted of six nonaccrual loans at June 30, 2013. Total nonaccrual loans decreased $5,041,000 from June 30, 2012 to June 30, 2013, primarily due to the payment of $4,200,000 received on one loan.

In addition to the loans discussed above, at June 30, 2013, loans totaling $14,286,000 not included in the table below were identified by management as subject to special monitoring. These loans possess some credit deficiency or potential weakness which requires a high level of management attention.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the allowance for loan losses:

	Second Quarter of		First Half of
(In thousands)	2013	2012	2013	2012
Allowance at beginning of period	$11,032	$12,947	$12,357	$12,954
Provision charged to expense	300	600	500	800
Loans charged off	—	(984)	(1,529)	(1,238)
Recoveries on loans previously charged off	20	60	24	107
Net (loans charged off) recoveries	20	(924)	(1,505)	(1,131)
Allowance at end of period	$11,352	$12,623	$11,352	$12,623
Loans outstanding:
Average	$676,251	$698,730	$676,960	$688,310
June 30	669,822	693,412	669,822	693,412
Ratio of allowance for loan losses to loans outstanding:
Average	1.68%	1.81%	1.68%	1.83%
June 30	1.69	1.82	1.69%	1.82
Impaired loans:
Nonaccrual loans	$898	$5,939	$898	$5,939
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$898	$5,939	$898	$5,939
Foreclosed assets	$522	1,689	$522	1,689
Impaired loans as percentage of average loans	.13%	.85%	.13%	.86%

The Bank had one property carried as other real estate owned of $522,000 as of June 30, 2013 and two properties carried as other real estate owned of $1,689,000 as of June 30, 2012.

Operating Expenses

Total operating expenses for the Second Quarter of 2013 were up 3.8%, or $777,000, compared to the Second Quarter of 2012.

Salaries and benefits expense for the Second Quarter of 2013 increased $782,000 to $16,280,000 compared to the Second Quarter of 2012 and increased $1,479,000 to $32,538,000 for the First Half of 2013 compared to the First Half of 2012 due to higher payroll and pension expense.

Occupancy expense for the Second Quarter of 2013 increased $176,000 to $735,000 from the Second Quarter of 2012 and increased $253,000, or 23.2%, for the First Half of 2013 from the First Half of 2012 due to the expansion of the Company’s processing facilities and new headquarters for the Bank and corporate offices.

Equipment expense for the Second Quarter of 2013 increased $39,000, or 4.4%, compared to the Second Quarter of 2012 and increased $84,000, or 4.8%, for the First Half of 2013 from the First Half of 2012 due to depreciation on the new global software system.

Amortization of intangible assets was the same for the Second Quarter of 2013 as compared to the prior year period and increased $8,000 for the First Half of 2013 from the First Half of 2012.

Other operating expenses for the Second Quarter of 2013 decreased $220,000, or 7.0%, compared to the Second Quarter of 2012 due primarily to a decrease in legal expenses. Other operating expense decreased $999,000 for the First Half of 2013 compared to the First Half of 2012 primarily due to lower legal expenses.

Income tax expense for the Second Quarter of 2013 decreased $99,000, or 4.5%, compared to the Second Quarter of 2012 and decreased $271,000 for the First Half of 2013 compared to the First Half of 2012. The effective tax rate was 25.7% and 27.0% for the Second Quarters of 2013 and 2012, respectively, and was 25.4% and 27.0% for the First Halves of 2013 and 2012, respectively.

Financial Condition

Total assets at June 30, 2013 were $1,348,534,000, an increase of $61,147,000, or 4.7%, from December 31, 2012. The most significant changes in asset balances during this period was an increase of $127,754,000 in federal funds sold and other short-term investments offset by a decrease of $65,507,000 in securities available for sale. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2013 were $1,173,848,000, an increase of $60,476,000, or 5.4%, from December 31, 2012. Total deposits at June 30, 2013 were $541,009,000, a decrease of $22,699,000, or 4.0%, from December 31, 2012. Accounts and drafts payable at June 30, 2013 were $606,070,000, an increase of $83,309,000, or 15.9%, from December 31, 2012. Total shareholders’ equity at June 30, 2013 was $174,686,000, a $671,000, or ..4%, increase from December 31, 2012.

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

The increase in total shareholders’ equity of $671,000 resulted primarily from net income of $12,105,000 offset by $7,839,000 in other comprehensive loss and dividends paid of $4,135,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $269,853,000 at June 30, 2013, an increase of $128,765,000, or 91.3%, from December 31, 2012. At June 30, 2013, these assets represented 20.0% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $276,428,000 at June 30, 2013, a decrease of $65,507,000 from December 31, 2012. These assets represented 20.5% of total assets at June 30, 2013. Of this total, 98% were state and political subdivision securities. Of the total portfolio, 5.7% mature in one year, 27.8% mature in one to five years, and 66.5% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also had secured lines of credit with the Federal Home Loan Bank of $149,240,000 collateralized by commercial mortgage loans. The Company also has a secured line of credit of $50,000,000 with UMB Bank. There were no amounts outstanding under any line of credit as of June 30, 2013 or December 31, 2012.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”). Time deposits include $74,348,000 of CDARS deposits which offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $14,564,000 for the First Half of 2013, compared with $16,706,000 for the First Half of 2012, a decrease of $2,142,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2013, which are estimated to be less than $6,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$184,661	20.71%	$175,802	19.87%
Cass Commercial Bank	79,234	14.48%	75,300	13.41%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$173,510	19.46%	$164,729	18.62%
Cass Commercial Bank	72,382	13.23%	68,261	12.16%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$173,510	13.18%	$164,729	12.26%
Cass Commercial Bank	72,382	11.47%	68,261	10.64%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2013 has changed materially from that at December 31, 2012.

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

There were no changes in the Second Quarter of 2013 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has included in Part I, Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2012 disclosure regarding certain legal proceedings. There were no material developments with regard to these disclosed proceedings during the six-month period ended June 30, 2013. All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes the outcome of all proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2013.

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

CASS INFORMATION SYSTEMS, INC.

DATE:	August 2, 2013	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 2, 2013	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)