Form 10-Q
period 2013-09-30
CASS INFORMATION SYSTEMS INC
filed 2013-11-01
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes                                            No               X

     The number of shares outstanding of the registrant's only class of common stock as of October 28, 2013: Common stock, par value $.50 per share – 11,513,854 shares outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30,
	2013	December 31,
	(Unaudited)	2012
Assets
Cash and due from banks	$21,935	$18,794
Interest-bearing deposits in other financial institutions	148,842	108,560
Federal funds sold and other short-term investments	69,530	13,734
Cash and cash equivalents	240,307	141,088
Securities available-for-sale, at fair value	308,721	341,935

Loans	635,036	687,733
Less: Allowance for loan losses	11,663	12,357
Loans, net	623,373	675,376
Premises and equipment, net	12,654	10,735
Investment in bank-owned life insurance	15,307	14,910
Payments in excess of funding	88,039	63,522
Goodwill	11,590	11,590
Other intangible assets, net	3,342	3,757
Other assets	25,994	24,474
Total assets	$1,329,327	$1,287,387

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$147,250	$144,143
Interest-bearing	413,586	419,565
Total deposits	560,836	563,708
Accounts and drafts payable	564,731	522,761
Other liabilities	25,064	26,903
Total liabilities	1,150,631	1,113,372

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at September 30,
2013 and 20,000,000 shares authorized and 11,931,147 shares
issued at December 31, 2012	5,966	5,966
Additional paid-in capital	124,805	125,086
Retained earnings	72,988	60,952
Common shares in treasury, at cost (417,293 shares at September 30,
2013 and 467,316 shares at December 31, 2012)	(11,060)	(11,896)
Accumulated other comprehensive loss	(14,003)	(6,093)
Total shareholders’ equity	178,696	174,015
Total liabilities and shareholders’ equity	$1,329,327	$1,287,387

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fee Revenue and Other Income:
Information services payment and processing revenue	$18,398	$16,600	$52,422	$49,712
Bank service fees	298	299	904	908
Gains on sales of securities	866	267	4,003	2,401
Other	133	135	398	400
Total fee revenue and other income	19,695	17,301	57,727	53,421

Interest Income:
Interest and fees on loans	7,765	8,819	24,523	26,721
Interest and dividends on securities:
Taxable	5	16	34	39
Exempt from federal income taxes	2,151	2,435	6,625	7,388
Interest on federal funds sold and
other short-term investments	161	125	379	366
Total interest income	10,082	11,395	31,561	34,514

Interest Expense:
Interest on deposits	722	785	2,103	2,383
Net interest income	9,360	10,610	29,458	32,131
Provision for loan losses	—	—	500	800
Net interest income after provision for loan
losses	9,360	10,610	28,958	31,331
Total net revenue	29,055	27,911	86,685	84,752

Operating Expense:
Salaries and employee benefits	16,460	15,919	48,998	46,978
Occupancy	765	497	2,109	1,588
Equipment	970	879	2,801	2,626
Amortization of intangible assets	121	147	415	433
Other operating expense	3,068	2,487	8,467	8,885
Total operating expense	21,384	19,929	62,790	60,510
Income before income tax expense
	7,671	7,982	23,895	24,242
Income tax expense	1,533	1,890	5,652	6,280
Net income	$6,138	$6,092	$18,243	$17,962

Basic earnings per share	.54	.53	1.60	1.58
Diluted earnings per share	.53	.53	1.57	1.56

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$6,138	$6,092	$18,243	$17,962
Other comprehensive income:
Net unrealized gain (loss) on securities
available-for-sale, net of tax	445	1,763	(5,332)	2,212
Reclassification adjustments for gains included in
net income, net of tax	(563)	(173)	(2,602)	(1,560)
Foreign currency translation adjustments	47	10	24	(18)
Total comprehensive income	$6,067	$7,692	$10,333	$18,596

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$18,243	$17,962
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	5,171	4,940
Net gains on sales of securities	(4,003)	(2,401)
Provision for loan losses	500	800
Stock-based compensation expense	1,435	1,050
Deferred income tax expense (benefit)	935	(55)
(Decrease) increase in income tax liability	(1,030)	1,194
Increase in pension liability	1,741	624
Other operating activities, net	(1,105)	881
Net cash provided by operating activities	21,887	24,995

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	94,666	33,234
Proceeds from maturities of securities available-for-sale	10,682	6,920
Purchase of securities available-for-sale	(83,614)	(96,704)
Net decrease (increase) in loans	51,503	(11,042)
Increase in payments in excess of funding	(24,517)	(12,653)
Purchases of premises and equipment, net	(3,400)	(1,198)
Environmental management acquisition	—	(7,798)
Net cash provided by (used in) investing activities	45,320	(89,241)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	3,107	8,721
Net increase (decrease) in interest-bearing demand and savings deposits	1,549	(6,413)
Net decrease in time deposits	(7,527)	(2,342)
Net increase in accounts and drafts payable	41,970	53,743
Cash dividends paid	(6,207)	(5,298)
Distribution of stock awards, net	(880)	(321)
Net cash provided by financing activities	32,012	48,090
Net increase (decrease) in cash and cash equivalents	99,219	(16,156)
Cash and cash equivalents at beginning of period	141,088	235,962
Cash and cash equivalents at end of period	$240,307	$219,806

Supplemental information:
Cash paid for interest	$4,328	$2,401
Cash paid for income taxes	5,858	4,966

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

Note 2 – Intangible Assets

The Company accounts for intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets,” (“FASB ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

Details of the Company’s intangible assets are as follows:

	September 30, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(1,307)	$3,933	$(1,015)
Non-compete agreements	261	(92)	261	(53)
Software	234	(137)	234	(78)
Other	500	(50)	500	(25)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,745	$(1,813)	$16,745	$(1,398)

1       Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over 7 and 10 years; the non-compete agreements over 5 years; software over 3 years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $415,000 and $433,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. Estimated future amortization of intangibles is as follows: $535,000 in 2013, $482,000 in 2014, $404,000 in 2015 and 2016 and $352,000 in 2017.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three-month and nine-month periods ended September 30, 2013 and 2012. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share data)	2013	2012	2013	2012
Basic
Net income	$6,138	$6,092	$18,243	$17,962
Weighted-average common shares
outstanding	11,450,978	11,380,047	11,435,400	11,371,141
Basic earnings per share	$.54	$.53	$1.60	$1.58
Diluted
Net income	$6,138	$6,092	$18,243	$17,962
Weighted-average common shares
outstanding	11,450,978	11,380,047	11,435,400	11,371,141
Effect of dilutive restricted stock, stock
options and stock appreciation rights	217,085	177,499	191,915	178,948
Weighted-average common shares
outstanding assuming dilution	11,668,063	11,557,546	11,627,315	11,550,089
Diluted earnings per share	$.53	$.53	$1.57	$1.56

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 363,000 shares of the Company’s common stock. The Company did not repurchase any shares during the nine-month periods ended September 30, 2013 and 2012. As of September 30, 2013, 363,000 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended September 30, 2013
Fee revenue and other income:
Income from customers	$23,208	$5,847	$—	$29,055
Intersegment income (expense)	2,408	353	(2,761)	—
Net income	4,123	2,015	—	6,138
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,342	—	—	3,342
Total assets	679,844	663,101	(13,618)	1,329,327
Three Months Ended September 30, 2012
Fee revenue and other income
Income from customers	$21,727	$6,184	$—	$27,911
Intersegment income (expense)	2,842	408	(3,250)	—
Net income	3,725	2,367	—	6,092
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,905	—	—	3,905
Total assets	774,476	634,564	(17,805)	1,391,235
Nine Months Ended September 30, 2013
Fee revenue and other income:
Income from customers	$68,977	$17,708	$—	$86,685
Intersegment income (expense)	7,253	1,122	(8,375)	—
Net income	11,982	6,135	126	18,243
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,342	—	—	3,342
Total assets	679,844	663,101	(13,618)	1,329,327
Nine Months Ended September 30, 2012
Fee revenue and other income
Income from customers	$66,448	$18,304	$—	$84,752
Intersegment income (expense)	8,126	1,251	(9,377)	—
Net income	11,351	6,611	—	17,962
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,905	—	—	3,905
Total assets	774,476	634,564	(17,805)	1,391,235

Note 6 – Loans by Type

A summary of loan categories is as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Commercial and industrial	$155,388	$160,862
Real estate
Commercial:
Mortgage	125,789	134,843
Construction	9,073	7,025
Church, church-related:
Mortgage	337,521	368,118
Construction	6,490	16,450
Other	775	435
Total loans	$635,036	$687,733

The following table presents the aging of loans by loan categories at September 30, 2013 and December 31, 2012:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
September 30, 2013
Commercial and industrial	$155,317	$—	$—	$—	$71	$155,388
Real estate
Commercial:
Mortgage	125,307	—	—	—	482	125,789
Construction	9,073	—	—	—	—	9,073
Church, church-related:
Mortgage	336,166	—	—	—	1,355	337,521
Construction	6,490	—	—	—	—	6,490
Other	775	—	—	—	—	775
Total	$633,128	$—	$—	$—	$1,908	$635,036
December 31, 2012
Commercial and industrial	$159,423	$—	$—	$—	$1,439	$160,862
Real estate
Commercial:
Mortgage	129,884	—	—	—	4,959	134,843
Construction	7,025	—	—	—	—	7,025
Church, church-related:
Mortgage	367,944	—	—	—	174	368,118
Construction	16,450	—	—	—	—	16,450
Other	435	—	—	—	—	435
Total	$681,161	$—	$—	$—	$6,572	$687,733

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2013 and December 31, 2012:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
September 30, 2013
Commercial and industrial	$152,188	$3,129	$71	$155,388
Real estate
Commercial:
Mortgage	117,491	7,816	482	125,789
Construction	9,073	—	—	9,073
Church, church-related:
Mortgage	334,062	2,104	1,355	337,521
Construction	6,490	—	—	6,490
Other	775	—	—	775
Total	$620,079	$13,049	$1,908	$635,036
December 31, 2012
Commercial and industrial	$155,838	$3,585	$1,439	$160,862
Real estate
Commercial:
Mortgage	123,315	6,569	4,959 [3]	134,843
Construction	7,025	—	—	7,025
Church, church-related:
Mortgage	366,366	1,578	174	368,118
Construction	16,450	—	—	16,450
Other	435	—	—	435
Total	$669,429	$11,732	$6,572	$687,733

[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.
[3]	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At September 30, 2013 and December 31, 2012, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon a current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. Loans delinquent 90 days or more and still accruing interest at September 30, 2013 and December 31, 2012 were $0. Loans classified as troubled debt restructuring were $0 at September 30, 2013 and December 31, 2012.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of September 30, 2013, and there were two foreclosed loans with an aggregate book value of $1,322,000 as of December 31, 2012.

The following table presents the recorded investment and unpaid principal balance for impaired loans at September 30, 2013 and December 31, 2012:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
September 30, 2013
Commercial and industrial:
Nonaccrual	$71	$71	$14
Troubled debt restructurings still accruing	—	—	—
Real estate
Commercial – Mortgage:
Nonaccrual	482	482	89
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructurings still accruing	—	—	—
Church – Mortgage:
Nonaccrual	1,355	1,355	234
Total impaired loans	$1,908	$1,908	$337
December 31, 2012
Commercial and industrial:
Nonaccrual	$1,439	$1,439	$657
Troubled debt restructurings still accruing	—	—	—
Real estate
Commercial – Mortgage:
Nonaccrual	4,959 *	4,959 *	660
Past due 90 days or more and still accruing	—	—	—
Troubled debt restructurings still accruing	—	—	—
Church – Mortgage:
Nonaccrual	174	174	87
Total impaired loans	$6,572	$6,572	$1,404

*	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

A summary of the activity in the allowance for loan losses from December 31, 2012 to September 30, 2013 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2012	Offs	Recoveries	Provision	2013
Commercial and industrial	$3,192	$1,296	$24	$892	$2,812
Real estate
Commercial:
Mortgage	3,784	233	33	(173)	3,411
Construction	137	—	—	79	216
Church, church-related:
Mortgage	4,903	—	278	(51)	5,130
Construction	333	—	—	(252)	81
Other	8	—	—	5	13
Total	$12,357	$1,529	$335	$500	$11,663

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2013 and December 31, 2012, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2013, the balance of unused loan commitments, standby and commercial letters of credit were $3,096,000, $13,302,000, and $3,412,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at September 30, 2013:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$7,348	$1,161	$1,895	$1,493	$2,799
Time deposits	105,024	89,965	13,717	1,342	—
Total	$112,372	$91,126	$15,612	$2,835	$2,799

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the nine months ended September 30, 2013, 30,185 restricted shares and 85,943 SARs were granted under the Omnibus Plan.

Restricted Stock

Restricted shares granted prior to April 16, 2013 are amortized to expense over the three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over the three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period with the exception of those shares granted in lieu of cash payment for retainer fees which are expensed in the period earned. As of September 30, 2013, the total unrecognized compensation expense related to non-vested restricted shares was $1,468,000, and the related weighted-average period over which it is expected to be recognized is approximately .89 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended
	September 30, 2013
	Shares	Fair Value
Balance at December 31, 2012	54,875	$31.61
Granted	30,185	$42.03
Vested	(25,608)	$30.48
Balance at September 30, 2013	59,452	$37.39

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of September 30, 2013, the total unrecognized compensation expense was $1,147,000, and the related weighted-average period over which it is expected to be recognized is 1.4 years. Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2013:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2012	351,881	$27.52	7.34	$4,988
Granted	85,943	$42.14
Exercised	(76,259)	$24.95
Outstanding at September 30, 2013	361,565	$31.58	7.42	$7,877
Exercisable at September 30, 2013	184,437	$26.28	6.15	$4,997

Following is a summary of the activity of the non-vested SARs during the nine-month period ended September 30, 2013:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2012	161,294	$31.70
Granted	85,943	$42.14
Vested	(70,109)	$30.85
Non-vested at September 30, 2013	177,128	$37.11

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

	Estimated	Actual
(In thousands)	2013	2012
Service cost – benefits earned during the year	$3,452	$2,799
Interest cost on projected benefit obligation	2,819	2,570
Expected return on plan assets	(4,469)	(3,967)
Net amortization and deferral	1,729	1,473
Net periodic pension cost	$3,531	$2,875

Pension costs recorded to expense were $790,000 and $1,011,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and totaled $2,648,000 and $2,341,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. The Company made a contribution of $500,000 to the plan during the three-month period ended September 30, 2013, for a total of $1,500,000 for the nine-month period ending September 30, 2013.

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

Pension costs recorded to expense were $257,000 and $224,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and were $772,000 and $671,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.

Note 10 – Income Taxes

As of September 30, 2013, the Company’s unrecognized tax benefits were approximately $1,405,000, of which $1,005,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2012, the Company's unrecognized tax benefits were approximately $1,885,000, of which $1,357,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $314,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $88,000 and $89,000 of gross interest accrued as of September 30, 2013 and December 31, 2012, respectively. There were no penalties for unrecognized tax benefits accrued at September 30, 2013 and December 31, 2012.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2010 through 2012 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2010 through 2012.

Note 11 – Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore fall into the Level 2 category. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities are summarized as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$297,331	$9,944	$2,304	$304,971
Certificates of deposit	3,750	—	—	3,750
Total	$301,081	$9,944	$2,304	$308,721

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$315,345	$19,960	$112	$335,193
Certificates of deposit	6,742	—	—	6,742
Total	$322,087	$19,960	$112	$341,935

The fair values of securities with unrealized losses are as follows:

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political
subdivisions	$68,468	$2,304	$—	$—	$68,468	$2,304
Certificates of deposit	—	—	—	—	—	—
Total	$68,468	$2,304	$—	$—	$68,468	$2,304

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political
subdivisions	$19,758	$112	$—	$—	$19,758	$112
Certificates of deposit	—	—	—	—	—	—
Total	$19,758	$112	$—	$—	$19,758	$112

There were 66 securities, or 21% of the total (none greater than 12 months), in an unrealized loss position as of September 30, 2013. There were 18 securities, or 5% of the total (none greater than 12 months), in an unrealized loss position as of December 31, 2012. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2013
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$12,838	$12,961
Due after 1 year through 5 years	69,279	73,393
Due after 5 years through 10 years	139,442	141,773
Due after 10 years	79,522	80,594
Total	$301,081	$308,721

Proceeds from sales of investment securities classified as available for sale were $31,006,000 and $3,485,000 for the three months ended September 30, 2013 and 2012, respectively, and were $94,666,000 and $33,234,000 for the nine months ended September 30, 2013 and 2012, respectively. Gross realized gains were $866,000 and $267,000 for the three months ended September 30, 2013 and 2012, respectively, and were $4,003,000 and $2,401,000 for the nine months ended September 30, 2013 and 2012, respectively. There were two securities totaling $3,750,000 pledged to secure public deposits and for other purposes at September 30, 2013.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2013		December 31, 2012
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$240,307	$240,307	$141,088	$141,088
Investment securities	308,721	308,721	341,935	341,935
Loans, net	623,373	629,106	675,376	676,675
Accrued interest receivable	5,117	5,117	6,276	6,276
Total	$1,177,518	$1,183,251	$1,164,675	$1,165,974
Balance sheet liabilities:
Deposits	$560,836	$561,217	$563,708	$564,189
Accounts and drafts payable	564,731	564,731	522,761	522,761
Accrued interest payable	109	109	112	112
Total	$1,125,676	$1,126,057	$1,086,581	$1,087,062

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2013 and 2012. No financial instruments are measured using Level 3 inputs for the nine months ended September 30, 2013 and 2012.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2013, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from freight, energy, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri based bank subsidiary (the “Bank”), provides banking services in the St. Louis metropolitan area, Orange County, California, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. In 2013, transaction volume increased in the transportation, telecom and environmental sectors despite an anemic economy. That growth was hampered by flat volumes in the energy marketplace, where recent merger and acquisition activity is affecting customer retention, even as new sales remain strong. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2012 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

On January 6, 2012, the Company acquired the assets of Waste Reduction Consultants, Inc., a provider of environmental expense management services. This acquisition positions the Company to expand its portfolio of services for controlling facility-related expenses and accelerates Cass’ leadership position as a back-office business processor. The results of operations for this service are included in the Information Services business segment.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the nine-month period ended September 30, 2013 or for the fiscal year ended December 31, 2012, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as determined by an independent research firm. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2013 (“Third Quarter of 2013”) compared to the three-month period ended September 30, 2012 (“Third Quarter of 2012”) and the nine-month period ended September 30, 2013 (“Nine Months Ended 2013”) compared to the nine-month period ended September 30, 2012 (“Nine Months Ended 2012”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2012 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2013 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter of			Nine Months Ended
(Dollars in thousands except per			%			%
share data)	2013	2012	Change	2013	2012	Change
Net income	$6,138	$6,092.76%		$18,243	$17,962	1.56%
Diluted earnings per share	$.53	$.53	—	$1.57	$1.56	.64%
Return on average assets	1.79%	1.76%	—	1.82%	1.79%	—
Return on average equity	14.09%	14.29%	—	13.98%	14.50%	—

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

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2013	2012	Change	2013	2012	Change
Transportation invoice transaction
volume	8,389	7,302	14.89%	23,668	21,470	10.24%
Transportation invoice dollar
volume	$6,113,332	$5,599,551	9.18%	$17,398,391	$16,647,242	4.51%
Expense management transaction
volume*	4,978	4,533	9.82%	14,396	13,666	5.34%
Expense management dollar
volume	$3,213,889	$2,954,816	8.77%	$8,616,645	$8,311,803	3.67%
Payment and processing fees	$18,398	$16,600	10.83%	$52,422	$49,712	5.45%

*	Includes Energy, Telecom and Environmental

Third Quarter of 2013 compared to Third Quarter of 2012:

Transportation transaction volume was up 14.89% and expense management transaction volume was up 9.82%, primarily in the telecom and environmental sectors. Transportation dollar volume was up 9.18% and expense management dollar volume was up 8.77%.

Bank service fees were approximately the same. There were $866,000 gains on sales of securities in the Third Quarter of 2013, compared to $267,000 in the Third Quarter of 2012.

Nine Months Ended 2013 compared to Nine Months Ended 2012:

Transportation and expense management transaction volumes were up 10.24% and 5.34%, respectively. Transportation dollar volume was up 4.51%. Expense management dollar volume was up 3.67%.

Bank service fees were approximately the same. There were $4,003,000 gains on sales of securities in the Nine Months Ended 2013, compared to $2,401,000 in the Nine Months Ended 2012.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in net interest income and related factors:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2013	2012	Change	2013	2012	Change
Average earnings assets	$1,210,560	$1,229,687	(1.56)%	$1,184,662	$1,199,950	(1.27)%
Average interest-bearing
liabilities	416,288	406,604	2.38%	408,385	400,533	1.96%
Net interest income*	10,519	11,922	(11.77)%	32,959	36,111	(8.73)%
Net interest margin*	3.45%	3.86%	—	3.72%	4.02%	—
Yield on earning assets*	3.68%	4.11%	—	3.96%	4.29%	—
Rate on interest-bearing liabilities	.69%	.77%	—	.69%	.79%	—

*	Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2013 compared to Third Quarter of 2012:

Third Quarter of 2013 average earning assets decreased $19,127,000, or less than 2%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2013 as the general level of interest rates remains low and the impact becomes more pronounced as longer-term, higher-yielding assets re-price, mature or are sold.

Total average loans decreased $35,644,000, or 5.25%, for the Third Quarter of 2013 as compared to the Third Quarter of 2012 due to continuing competition from other lenders. Average investment securities decreased $28,001,000, or 9.01%, for the Third Quarter of 2013.

Total average interest-bearing deposits for the Third Quarter of 2013 increased $9,684,000, or 2.38%, compared to the Third Quarter of 2012. Average accounts and drafts payable decreased $28,925,000, or 4.52%, for the Third Quarter of 2013.

Nine Months Ended 2013 compared to Nine Months Ended 2012:

Nine Months Ended 2013 average earning assets decreased $15,288,000, or 1.27%, compared to the same period in the prior year (see following discussion). The yield on earning assets and the tax equivalent net interest margin both decreased in 2013 as the general level of interest rates remained low.

Total average loans decreased $19,548,000, or 2.85%, for the Nine Months Ended 2013 as compared to the Nine Months Ended 2012. This decrease was attributable to the intense competition from other lenders. Average investment securities decreased $11,660,000, or 3.92%, for the Nine Months Ended 2013 as the Company took advantage of market activity to realize investment gains.

Total average interest-bearing deposits for Nine Months Ended 2013 increased $7,852,000, or 1.96%, compared to the Nine Months Ended 2012. Average accounts and drafts payable decreased $26,443,000, or 4.27%, for the Nine Months Ended 2013.

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

	Third Quarter of 2013			Third Quarter of 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$642,809	$7,764	4.79%	$678,377	$8,819	5.17%
Tax-exempt[4]	590	2	1.34	666	1.60
Investment securities[5]:
Taxable	1,085	—	—	1,030	1.39
Tax-exempt[4]	281,829	3,309	4.66	309,885	3,746	4.81
Certificates of deposit	4,246	5.47		10,161	15.59
Interest-bearing deposits in
other financial institutions	138,228	113.32		129,890	100.31
Federal funds sold and other
short-term investments	141,773	48.13		99,678	25.10
Total earning assets	1,210,560	11,241	3.68	1,229,687	12,707	4.11
Non-earning assets
Cash and due from banks	13,269			12,597
Premises and equipment, net	12,490			9,444
Bank-owned life insurance	15,226			14,688
Goodwill and other
intangibles	15,004			15,582
Other assets	108,754			104,588
Allowance for loan losses	(11,603)			(12,586)
Total assets	$1,363,700			$1,374,000
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$287,755	$448.62%		$256,390	$444.69%
Savings deposits	22,343	38.67		26,018	46.70
Time deposits >= $100	32,879	87	1.05	38,882	99	1.01
Other time deposits	73,311	149.81		85,314	196.91
Total interest-bearing deposits	416,288	722.69		406,604	785.77
Non-interest bearing liabilities
Demand deposits	137,493			138,808
Accounts and drafts payable	610,542			639,467
Other liabilities	26,596			19,496
Total liabilities	1,190,919			1,204,375
Shareholders’ equity	172,781			169,625
Total liabilities and
shareholders’ equity	$1,363,700			$1,374,000
Net interest income		$10,519			$11,922
Net interest margin			3.45%			3.86%
Interest spread			2.99			3.34

1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2012 consolidated financial statements, filed with the Company’s 2012 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $63,000 and $70,000 for the Third Quarter of 2013 and 2012, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,159,000 and $1,312,000 for the Third Quarter of 2013 and 2012, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended 2013			Nine Months Ended 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$665,041	$24,521	4.93%	$684,512	$26,719	5.21%
Tax-exempt[4]	609	4.88		686	4.78
Investment securities[5]:
Taxable	1,062	11	1.38	1,009	16	2.12
Tax-exempt[4]	285,042	10,124	4.75	296,755	11,366	5.12
Certificates of deposit	5,699	23.54		5,875	23.52
Interest-bearing deposits in
other financial institutions	106,398	266.33		117,319	272.31
Federal funds sold and other
short-term investments	120,811	113.13		93,794	94.13
Total earning assets	1,184,662	35,062	3.96	1,199,950	38,494	4.29
Non-earning assets
Cash and due from banks	12,676			12,361
Premises and equipment, net	12,020			9,472
Bank-owned life insurance	15,093			14,558
Goodwill and other
intangibles	15,143			14,814
Other assets	108,833			101,480
Allowance for loan losses	(11,569)			(12,841)
Total assets	$1,336,858			$1,339,794
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$278,746	$1,282.61%		$252,938	$1,293.68%
Savings deposits	20,038	99.66		23,456	122.69
Time deposits >= $100	33,970	269	1.06	41,252	357	1.16
Other time deposits	75,631	453.80		82,887	611.98
Total interest-bearing deposits	408,385	2,103.69		400,533	2,383.79
Non-interest bearing liabilities
Demand deposits	135,340			136,101
Accounts and drafts payable	592,906			619,349
Other liabilities	25,807			18,386
Total liabilities	1,162,438			1,174,369
Shareholders’ equity	174,420			165,425
Total liabilities and
shareholders’ equity	$1,336,858			$1,339,794
Net interest income		$32,959			$36,111
Net interest margin			3.72%			4.02%
Interest spread			3.27			3.50

1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2012 consolidated financial statements, filed with the Company’s 2012 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $191,000 and $219,000 for the Nine Months Ended 2013 and 2012, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $3,501,000 and $3,980,000 for the Nine Months Ended 2013 and 2012, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Third Quarter of 2013 Over
	Third Quarter of 2012
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(448)	$(607)	$(1,055)
Tax-exempt[3]	—	1	1
Investment securities:
Taxable	—	(1)	(1)
Tax-exempt[3]	(332)	(105)	(437)
Certificates of deposit	(7)	(3)	(10)
Interest-bearing deposits in other financial institutions	7	6	13
Federal funds sold and other short-term investments	13	10	23
Total interest income	(767)	(699)	(1,466)
Interest expense on:
Interest-bearing demand deposits	51	(47)	4
Savings deposits	(6)	(2)	(8)
Time deposits of >=$100	(16)	4	(12)
Other time deposits	(26)	(21)	(47)
Total interest expense	3	(66)	(63)
Net interest income	$(770)	$(633)	$(1,403)

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	Nine Months Ended 2013 Over
	Nine Months Ended 2012
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(746)	$(1,452)	$(2,198)
Tax-exempt[3]	—	—	—
Investment securities:
Taxable	1	(6)	(5)
Tax-exempt[3]	(437)	(805)	(1,242)
Certificates of deposit	(1)	1	—
Interest-bearing deposits in other financial institutions	(26)	20	(6)
Federal funds sold and other short-term investments	26	(7)	19
Total interest income	(1,183)	(2,249)	(3,432)
Interest expense on:
Interest-bearing demand deposits	125	(136)	(11)
Savings deposits	(17)	(6)	(23)
Time deposits of >=$100	(59)	(29)	(88)
Other time deposits	(50)	(108)	(158)
Total interest expense	(1)	(279)	(280)
Net interest income	$(1,182)	$(1,970)	$(3,152)

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses. There was no provision for loan losses during the Third Quarter of 2013 or the Third Quarter of 2012. During the Nine Months Ended 2013 and the Nine Months Ended 2012, the provision for loan losses was $500,000 and $800,000, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries during the Third Quarter of 2013 were $311,000 and net loan charge-offs during the Third Quarter of 2012 were $302,000. Net loan charge-offs during the Nine Months Ended 2013 and the Nine Months Ended 2012, were $1,194,000 and $1,433,000, respectively.

The allowance for loan losses at September 30, 2013 was $11,663,000 and at December 31, 2012 was $12,357,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2013 was 1.84% compared to 1.80% at December 31, 2012. Nonperforming loans were $1,908,000, or .30%, of total loans at September 30, 2013 compared to $6,572,000, or .96%, of total loans at December 31, 2012. These loans, which are also considered impaired, consisted of seven nonaccrual loans at September 30, 2013. Total nonaccrual loans decreased $2,985,000 from September 30, 2012 to September 30, 2013, primarily due to a large payment received on one loan.

In addition to the loans discussed above, at September 30, 2013, loans totaling $13,049,000 not included in the table below were identified by management as subject to special monitoring. These loans possess some credit deficiency or potential weakness which requires a high level of management attention.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the allowance for loan losses:

	Third Quarter of		Nine Months Ended
(In thousands)	2013	2012	2013	2012
Allowance at beginning of period	$11,352	$12,623	$12,357	$12,954
Provision charged to expense	—	—	500	800
Loans charged off	—	(303)	(1,529)	(1,542)
Recoveries on loans previously charged off	311	1	335	109
Net (loans charged off) recoveries	311	(302)	(1,194)	(1,433)
Allowance at end of period	$11,663	$12,321	$11,663	$12,321
Loans outstanding:
Average	$643,399	$679,043	$665,650	$687,151
September 30	635,036	681,174	635,036	681,174
Ratio of allowance for loan losses to loans outstanding:
Average	1.81%	1.81%	1.75%	1.80%
September 30	1.84	1.81	1.84	1.81
Impaired loans:
Nonaccrual loans	$1,908	$4,893	$1,908	$4,893
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$1,908	$4,893	$1,908	$4,893
Foreclosed assets	$—	1,322	$—	1,322
Impaired loans as percentage of average loans	.30%	.72%	.29%	.71%

The Bank had no property carried as other real estate owned as of September 30, 2013 and two properties carried as other real estate owned of $1,322,000 as of September 30, 2012.

Operating Expenses

Total operating expenses for the Third Quarter of 2013 were up 7.30%, or $1,455,000, compared to the Third Quarter of 2012.

Salaries and benefits expense for the Third Quarter of 2013 increased $541,000 to $16,460,000 compared to the Third Quarter of 2012 and increased $2,020,000 to $48,998,000 for the Nine Months Ended 2013 compared to the Nine Months Ended 2012 due to increases in processing volumes plus additional new business which resulted in higher payroll expenses.

Occupancy expense for the Third Quarter of 2013 increased $268,000 to $765,000 from the Third Quarter of 2012 and increased $521,000, or 32.81%, for the Nine Months Ended 2013 from the Nine Months Ended 2012 due to the expansion of the Company’s processing facilities and new headquarters for the Bank and corporate offices.

Equipment expense for the Third Quarter of 2013 increased $91,000, or 10.35%, compared to the Third Quarter of 2012 and increased $175,000, or 6.66%, for the Nine Months Ended 2013 from the Nine Months Ended 2012 due to depreciation on the recently introduced global software platform.

Amortization of intangible assets decreased $26,000 in the Third Quarter of 2013 as compared to the prior year period and decreased $18,000 for the Nine Months Ended 2013 from the Nine Months Ended 2012.

Other operating expenses for the Third Quarter of 2013 increased $581,000, or 23.36%, compared to the Third Quarter of 2012 due primarily to the receipt of state escheatment refunds for uncashed checks and other credits received in the Third Quarter of 2012. Other operating expense decreased $418,000 for the Nine Months Ended 2013 compared to the Nine Months Ended 2012 primarily due to lower legal expenses.

Income tax expense for the Third Quarter of 2013 decreased $357,000 compared to the Third Quarter of 2012 and decreased $628,000 for the Nine Months Ended 2013 compared to the Nine Months Ended 2012 due to the reversal of tax reserves related to previously uncertain tax positions. The effective tax rate was 20.0% and 23.7% for the Third Quarters of 2013 and 2012, respectively, and was 23.7% and 25.9% for the Nine Months Ended 2013 and 2012, respectively.

Financial Condition

Total assets at September 30, 2013 were $1,329,327,000, an increase of $41,940,000, or 3.26%, from December 31, 2012. The most significant changes in asset balances during this period were an increase of $99,219,000 in cash and cash equivalents and an increase in payment in excess of funding of $24,517,000 offset by a decrease of $33,214,000 in securities available for sale and a decrease of $52,003,000 in loans. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2013 were $1,150,631,000, an increase of $37,259,000, or 3.35%, from December 31, 2012. Total deposits at September 30, 2013 were $560,836,000, a decrease of $2,872,000, or less than 1%, from December 31, 2012. Accounts and drafts payable at September 30, 2013 were $564,731,000, an increase of $41,970,000, or 8.03%, from December 31, 2012. Total shareholders’ equity at September 30, 2013 was $178,696,000, a $4,681,000, or 2.69%, increase from December 31, 2012.

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

The increase in total shareholders’ equity of $4,681,000 resulted primarily from net income of $18,243,000 offset by $7,910,000 in other comprehensive loss and dividends paid of $6,207,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $240,307,000 at September 30, 2013, an increase of $99,219,000, or 70.32%, from December 31, 2012. At September 30, 2013, these assets represented 18.08% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $308,721,000 at September 30, 2013, a decrease of $33,214,000 from December 31, 2012. These assets represented 23.22% of total assets at September 30, 2013. Of this total, 99% were state and political subdivision securities. Of the total portfolio, 4.20% mature in one year, 23.77% mature in one to five years, and 72.03% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also had secured lines of credit with the Federal Home Loan Bank of $172,447,000 collateralized by commercial mortgage loans. The Company also has a secured line of credit of $50,000,000 with UMB Bank. There were no amounts outstanding under any line of credit as of September 30, 2013 or December 31, 2012.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”). Time deposits include $71,413,000 of CDARS deposits which offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses this program to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $21,887,000 for the Nine Months Ended 2013, compared with $24,995,000 for the Nine Months Ended 2012, a decrease of $3,108,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2013, which are estimated to be less than $6,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$188,536	21.89%	$175,802	19.87%
Cass Commercial Bank	80,970	15.43%	75,300	13.41%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$177,759	20.64%	$164,729	18.62%
Cass Commercial Bank	74,396	14.18%	68,261	12.16%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$177,759	13.18%	$164,729	12.26%
Cass Commercial Bank	74,396	11.43%	68,261	10.64%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2013 has changed materially from that at December 31, 2012.

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

There were no changes in the Third Quarter of 2013 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are the subject of various pending or threatened legal actions and proceedings, including those arise in the ordinary course of our business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2013.

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 1, 2013	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 1, 2013	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)