Form 10-K
period 2013-12-31
CASS INFORMATION SYSTEMS INC
filed 2014-03-11
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-20827

CASS INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12444 Powerscourt Drive, Suite 550, St. Louis, Missouri	63131	(314) 506-5500
(Address of principal executive offices)	(Zip Code)	(Telephone Number, incl. area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each exchange on which registered
Common Stock, par value $.50	The Nasdaq Global Select Market

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $530,000,000 based on the closing price of the common stock of $46.10 on June 28, 2013, as reported by The Nasdaq Global Select Market. As of March 7, 2014, the Registrant had 11,529,461 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference from the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

CASS INFORMATION SYSTEMS, INC.
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in the section Part I, Item 1A, “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. (“Cass” or the “Company”) is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides transportation invoice rating, payment processing, auditing, accounting and transportation information to many of the nation’s largest companies. It is also a processor and payer of energy invoices, including electricity, gas, waste, and other facility related expenses. Additionally, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, cellular and communication equipment expense. The Company, through its wholly owned bank subsidiary, Cass Commercial Bank (the “Bank”), also provides commercial banking services. The Bank’s primary focus is to support the Company’s payment operations and provide banking services to its target markets, which include privately-owned businesses and churches and church-related ministries. Services include commercial and commercial real estate loans, checking, savings and time deposit accounts and other cash management services. Other operating locations are in Bridgeton, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Bank operates four branches in the St. Louis metropolitan area and one loan production office in southern California. The Company’s headquarters and the Bank’s headquarters are located in St. Louis County, Missouri.

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

Marketing, Customers and Competition

The Company, through its Transportation Information Services business unit, is one of the largest firms in the transportation bill processing and payment industry in the United States based on the total dollars of transportation bills paid and items processed. Competition consists of a few primary competitors and numerous small transportation bill audit firms located throughout the United States. While offering transportation payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Expense Management business unit, also competes with other companies, located throughout the United States, that pay energy and waste bills and provide management reporting. Available data indicates that the Company is one of the largest providers of energy information processing and payment services. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (“ESP”). The ESPs market the Company’s services adding value with their unique auditing, consulting and technological capabilities. Many of Cass’ services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. Also the Company, through its Telecom Information Services business unit, is a leader in the growing telecom expense management market, and competes with other companies located throughout the United States in this market.

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. The Company is classified as a bank holding corporation due to its ownership of a federally-insured commercial bank and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri. Approval by the Board of Governors of the Federal Reserve System was received in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. In December 2011, the Federal Reserve Bank (“FRB”) of St. Louis approved the election of Cass Information Systems, Inc. to become a financial holding company. As a financial holding company, Cass may engage in activities that are financial in nature or incidental to a financial activity. The Bank encounters competition from numerous banks and financial institutions located throughout the St. Louis, Missouri metropolitan area and other areas in which the Bank competes. The Bank’s principal competitors, however, are large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks. The Bank targets its services to privately held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri, Orange County, California and other selected cities located throughout the United States.

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay®, Transdata®, TransInq®, Ratemaker®, Rate Advice®, First Rate®, Best Rate®, Rate Exchange®, CassPort® and Expense$mart®. The Company and its subsidiaries are not dependent on any one customer for a significant portion of their businesses. The Company and its subsidiaries have a varied client base with no individual client exceeding 10% of total revenue.

Employees

The Company and its subsidiaries had 777 full-time and 310 part-time employees as of March 7, 2014. Of these employees, the Bank had 54 full-time and no part-time employees.

Supervision and Regulation

The Company and its bank subsidiary are extensively regulated under federal and state law. These laws and regulations are intended to primarily protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Missouri Division of Finance, the FRB and the Federal Deposit Insurance Corporation (the “FDIC”). The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and as such, it is subject to regulation, supervision and examination by the FRB. Significant elements of the laws and regulations applicable to the Company and the Bank are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the business, financial condition and results of operations of the Company.

Bank Holding Company Activities – In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other related activities. In addition, bank holding companies that qualify and elect to be financial holding companies such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Such permitted activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section “Prompt Corrective Action” below. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB may impose limitations or conditions on the conduct of its activities during the non-compliance period, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions.

In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See “Community Reinvestment Act” below.

The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of banks and banking companies. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by the Company of more than 5% of the voting shares or substantially all of the assets of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for the Bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing acquisition applications, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and fair housing laws.

The Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, significantly restructured the financial regulatory environment in the United States, affecting all bank holding companies and banks, including the Company and the Bank, some of which are described in more detail below. The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on the Company or the Bank at this time, including the extent to which it could increase costs or restrict their ability to pursue business opportunities, or otherwise adversely affect the Company’s business, financial condition and results of operations. However, at a minimum, the Company expects that the regulations enacted under the Dodd-Frank Act will increase operating and compliance costs.

Dividends –Both the Company and the Bank are subject to various regulations that restrict their ability to pay dividends and the amount of dividends that they may pay. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution, such as the Bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital and, under certain circumstances, the ability of federal regulators to prohibit dividend payments as an unsound or unsafe practice.

Capital Requirements – As a bank holding company, the Company and the Bank are subject to capital requirements pursuant to the FRB’s capital guidelines which include (i) risk-based capital guidelines, which are designed to make capital requirements more sensitive to various risk profiles and account for off-balance sheet exposure; (ii) guidelines that consider market risk, which is the risk of loss due to change in value of assets and liabilities due to changes in interest rates; and (iii) guidelines that use a leverage ratio which places a constraint on the maximum degree of risk to which a financial holding company may leverage its equity capital base.

Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A banking organization’s capital, in turn, is classified in tiers, depending on type:

Tier 1 – Currently, Tier 1 capital includes common equity, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries, and, under existing standards, a limited amount of qualifying trust preferred securities, and qualifying cumulative perpetual preferred stock at the holding company level, less goodwill, most intangible assets and certain other assets.

Tier 2 – Currently, Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

Under the existing risk-based capital rules, the Company and the Bank are currently required to maintain Tier 1 capital and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items). For a depository institution to be considered “well capitalized,” its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3% for financial holding companies and banking organizations that have the highest supervisory rating. All other banking organizations are required to maintain a minimum leverage ratio of 4%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well-capitalized,” its leverage ratio must be at least 5%. As of December 31, 2013 and 2012, the Company and the Bank exceeded all applicable capital requirements and each met the requirements to be considered well-capitalized.

Basel III Capital Rules – Effective July 2, 2013, the FRB approved final rules known as the “Basel III Capital Rules” that substantially revise the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules implement aspects of the Basel III capital framework agreed upon by the Basel Committee and incorporates changes required by the Dodd-Frank Act. The Basel III Capital Rules will come into effect for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

Among other things, the Basel III Capital Rules (i) introduce “Common Equity Tier 1” (“CET1”) as a new capital measure (which is subject to a number of phased-in deductions and adjustments); (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements; (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the adjustments as compared to existing regulations. CET1 capital consists of common stock instruments that meet criteria set forth in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interests.

When fully phased-in on January 1, 2019, the Basel III Capital Rules require banking organizations to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer;” (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6%, plus the 2.5% capital conservation buffer; (iii) a minimum ratio of total capital (Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8%, plus the 2.5% capital conservation buffer; and (iv) as a newly adopted international standard, a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets. The Basel III Capital Rules also incorporate a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital that may be implemented according to national circumstances as an extension of the conservation buffer.

The capital conservation buffer is designed to absorb losses during periods of economic hardship. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will be subject to limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall. Implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the Basel III Capital Rules also revised the “prompt corrective action” regulations by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well-capitalized.

Management believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

Source of Strength Doctrine – FRB and other regulations require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the Company is expected to commit resources to support the Bank. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Deposit Insurance – Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, and the Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets, such as the Bank, are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. FDIC insurance expense totaled approximately $320,700, $217,400 and $547,900 for the years ended December 31, 2013, 2012 and 2011, respectively.

The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Prompt Corrective Action – The Basel III Capital Rules incorporate new requirements into the prompt correction action framework, described above. The Federal Deposit Insurance Act (“FDIA”) requires that federal banking agencies take “prompt corrective action” against depository institutions that do not meet minimum capital requirements and includes the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

A depository institution will be (i) “well-capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to any regulatory order agreement or written directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2% of total assets. An institution may be deemed to be in a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan, which must be guaranteed by parent holding companies. Bank holding companies must also provide appropriate assurances of performance, and are, to a certain extent, liable for the performance of their subsidiary banks. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

As of December 31, 2013 and 2012, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.

Safety and Soundness Regulations – In accordance with the FDIA, the federal banking agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require that institutions maintain appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations adopted by the federal banking agencies authorize the agencies to require that an institution that has been given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. If the institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Loans to One Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, the Bank was in compliance with the loans-to-one-borrower limitations.

Depositor Preference – The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Community Reinvestment Act – The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. The Bank received a rating of “satisfactory” in its most recent CRA exam.

Financial Privacy – Banks and other financial institutions are subject to regulations that limit their ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

The Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information and maintaining information security programs. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Transactions with Affiliates – Transactions between the Bank and its affiliates are subject to regulations that limit the types and amounts of covered transactions engaged in by the Bank and generally require those transactions to be on an arm’slength basis. The term “affiliate” is defined to mean any company that controls or is under common control with the Bank and includes the Company and its non-bank subsidiaries. “Covered transactions” include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, certain purchases of assets from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

Federal law also limits the Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

Federal Reserve System – FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $12.4 million and $79.5 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Other Regulations – The operations of the Company and the Bank are also subject to:

  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;

  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

  Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

  Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

  The USA PATRIOT Act, which requires banks and savings institutions to establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering.

Website Availability of SEC Reports

Cass files annual, quarterly and current reports with the Securities and Exchange Commission (the “SEC”). Cass will, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, make available free of charge on its website each of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and its definitive proxy statements. The address of Cass’ website is: www.cassinfo.com. All reports filed with the SEC are available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549-2736 or for more information call the Public Reference Room at 1-800-SEC-0330. The SEC also makes all filed reports, proxy statements and information statements available on its website at www.sec.gov.

The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Financial Information about Segments

The services provided by the Company are classified in two reportable segments: Information Services and Banking Services. The revenues from external customers, net income and total assets by segment as of and for each of the years in the three-year period ended December 31, 2013, are set forth in Item 8, Note 16 of this report.

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

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company’s business.

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Company and the Bank are supervised and regulated primarily by the FRB. In addition, the Company is subject to consolidated capital requirements, made more strict by the recent adoptions of the Basel III Capital Rules, and must serve as a source of strength to the Bank. It is possible such requirements may limit our capacity to pay dividends or repurchase shares.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. The Bank’s FDIC insurance premiums increased substantially beginning in 2009, and they expect to pay high premiums in the future. Economic conditions during the recent recession increased bank failures and decreased the DIF. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in our FDIC premiums could have an adverse effect on the Bank’s profits and financial condition.

The scope and impact of many of the Dodd-Frank Act provisions will be determined over time as regulations are issued and become effective. As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act at this time, including the extent to which it could increase costs or limit their ability to pursue business opportunities in an efficient manner, or otherwise adversely affect the business, financial condition and results of operations. However, it is expected that at a minimum, they will increase operating and compliance costs.

Cass is subject to extensive regulatory oversight.

The Company is subject to extensive regulation and supervision that is designed primarily for the protection of the DIF and depositors, and not to the benefit of the shareholders. As a result, the Company is limited in the manner in which it conducts business, undertakes new investments and activities and obtains financing. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions and other legal proceedings, including the imposition of civil money penalties.

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

The Company owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional facilities are located in Lowell, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida and Columbus, Ohio. The Company has an office in Breda, Netherlands to service its multinational customers.

In addition, the Bank owns a banking facility near downtown St. Louis, Missouri, has an operating branch in the Bridgeton, Missouri location, and has additional leased facilities in Fenton, Missouri and Santa Ana, California.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of March 7, 2014, there were 155 holders of record of the Company’s common stock. High and low sale prices, as reported by The Nasdaq Global Select Market for each quarter of 2013 and 2012, restated for stock dividends, were as follows:

	2013		2012
	High	Low	High	Low
1st Quarter	$43.97	$38.01	$38.08	$30.91
2nd Quarter	47.31	39.41	37.95	32.33
3rd Quarter	62.57	46.23	38.96	34.00
4th Quarter	68.81	50.95	43.76	35.05

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. Cash dividends paid per share, restated for stock dividends, by the Company during the two most recent fiscal years were as follows:

	2013	2012
March	$.180	$.155
June	.180	.155
September	.180	.155
December	.200	.180

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 363,000 shares of the Company’s common stock. There were no repurchases in 2013 or 2012. As of December 31, 2013, 363,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2008, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2013	2012	2011	2010	2009
Fee revenue and other income	$76,572	$71,138	$62,824	$56,146	$51,238
Interest income on loans	32,110	35,525	39,515	39,785	36,003
Interest income on equity securities	8,915	9,938	10,034	8,747	7,611
Other interest income	552	470	686	514	170
Total interest income	41,577	45,933	50,235	49,046	43,784
Interest expense on deposits	2,832	3,148	4,374	4,875	4,924
Provision for loan losses	500	2,400	2,150	4,100	2,050
Net interest income after provision	38,245	40,385	43,711	40,071	36,681
Operating expense	84,086	80,333	75,029	68,284	66,385
Income before income tax expense	30,731	31,190	31,506	27,933	21,534
Income tax expense	7,234	7,887	8,497	7,623	5,405
Net income	$23,497	$23,303	$23,009	$20,310	$16,129
Diluted earnings per share	$2.02	$2.02	$2.01	$1.78	$1.43
Dividends per share	.74	.64	.55	.48	.44
Dividend payout ratio	36.21%	31.59%	27.29%	26.82%	30.54%
Average total assets	$1,351,782	$1,344,492	$1,301,635	$1,157,257	$978,171
Average net loans	647,827	671,900	683,215	666,202	606,304
Average debt securities	294,846	313,184	263,264	222,249	193,393
Average total deposits	550,110	541,046	541,337	470,096	375,572
Average total shareholders’ equity	175,441	167,867	151,669	137,748	117,663
Return on average total assets	1.74%	1.73%	1.77%	1.76%	1.65%
Return on average equity	13.39	13.88	15.17	14.74	13.71
Average equity to assets ratio	12.98	12.49	11.65	11.90	12.03
Equity to assets ratio at year-end	14.36	13.80	12.17	11.96	12.79
Tangible common equity to tangible assets	13.39	12.47	11.66	11.38	12.11
Tangible common equity to risk-weighted
assets	20.37	17.98	17.47	15.20	15.60
Net interest margin	3.63	4.00	4.31	4.61	4.79
Allowance for loan losses to loans at year-end	1.79	1.80	1.93	1.68	1.29
Nonperforming assets to loans and foreclosed
assets	.27	1.15 *	.51	.35	.55
Net loan charge-offs to average loans
outstanding	.18	.44	.16	.07	.04

* In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off. The percentage, as adjusted, would have been .54%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2013, 2012 and 2011. All share and per share data have been restated to give effect to the 10% stock dividend issued on December 14, 2012. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in the general level of interest rates can have a negative impact on net interest income.

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

In 2013, total fee revenue and other income increased $5,434,000, or 8%, net interest income after provision for loan losses decreased $2,140,000, or 5%, and total operating expenses increased $3,753,000, or 5%. These results were driven by a 4,330,000, or 9%, increase in items processed and $1,927,296,000, or 6%, increase in dollars processed in 2013. Gains on sales of investments securities were up significantly, by $1,389,000, or 53%, as the Company took advantage of market gains. The asset quality of the Company’s loans and investments as of December 31, 2013 remained strong.

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

Impact of New and Not Yet Adopted Accounting Pronouncements

The new accounting pronouncements are not applicable to the Company and/or do not materially impact the Company.

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

Investment in Debt Securities. The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers whether it is more likely than not that the Company will not be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the fiscal years ended December 31, 2013, 2012, and 2011 and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as determined by an independent research firm. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with FASB ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Note 13 to the consolidated financial statements contained herein.

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2013, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Item 8, Note 10 to the consolidated financial statements. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31, and management believes they are not reasonably likely to change in the future. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” (“ASC 715”) the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2013	2012	2011	2013 v. 2012	2012 v. 2011
Total processing volume	51,397	47,067	45,426	9.2%	3.6%
Total processing dollars	$35,089,708	$33,162,412	$31,899,494	5.8	4.0
Payment and processing fees	$70,805	$66,695	$60,688	6.2	9.9
Net interest income after provision for
loan losses	$38,245	$40,385	$43,711	(5.3)	(7.6)
Total net revenue	$114,817	$111,523	$106,535	3.0	4.7
Average earning assets	$1,198,710	$1,201,846	$1,188,283	(.3)	1.1
Net interest margin*	3.63%	4.00%	4.31%
Net income	$23,497	$23,303	$23,009.8		1.3
Diluted earnings per share	$2.02	$2.02	$2.01	—	.5
Return on average assets	1.74%	1.73%	1.77%
Return on average equity	13.39%	13.88%	15.17%

* Presented on a tax-equivalent basis

The results of 2013 compared to 2012 include the following significant items:

Payment and processing fee revenue increased as the number of transactions processed increased. This increase was due to increased activity from new customers.

Net interest income after provision for loan losses decreased $2,140,000, or 5%, due to the decrease in the net interest margin on a tax equivalent basis from 4.00% in 2012 to 3.63% in 2013. The decrease in average earning assets was the result of a decrease in accounts and drafts payable, partially offset by an increase in deposits.

Gains from the sale of securities were $4,024,000 in 2013 and $2,635,000 in 2012. Bank service fees were down $57,000, or 4%, and other income was approximately the same as last year. Operating expenses increased $3,753,000, or 5%, primarily in the area of salaries and benefits resulting from the increase in business volume.

The results of 2012 compared to 2011 include the following significant items:

Payment and processing fee revenue increased as the number of transactions processed increased. This increase was due to increased activity from both base and new customers.

Net interest income after provision for loan losses decreased $3,326,000, or 8%, due to the decrease in the net interest margin on a tax equivalent basis from 4.31% in 2011 to 4.00% in 2012. The growth in average earning assets was $14,000 funded by increases in deposits.

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

	December 31,			% Change
(In thousands)	2013	2012	2011	2013 v. 2012	2012 v. 2011
Transportation invoice transaction volume	31,895	28,790	28,279	10.8%	1.8%
Transportation invoice dollar volume	$23,506,097	$22,263,118	$20,599,503	5.6	8.1
Expense management transaction volume*	19,502	18,277	17,147	6.7	6.6
Expense management dollar volume*	$11,583,611	$10,899,294	$11,299,991	6.3	(3.5)
Payment and processing revenue	$70,805	$66,695	$60,688	6.2	9.9
Bank service fees	$1,215	$1,272	$1,354	(4.5)	(6.1)
Gains on sales of investment securities	$4,024	$2,635	$43	52.7	—
Other	$528	$536	$739	(.1)	(27.5)

* Includes energy, telecom and environmental

Fee revenue and other income in 2013 compared to 2012 include the following significant pre-tax components:

Transportation transaction volume increased 11% during the past year, primarily due to increased activity from new customers. Expense management transaction volume increased 7%. Overall, revenues for the year were up primarily due to new business in the transportation sector. Gains on sales of investment securities were up significantly as the Company took advantage of market gains.

Fee revenue and other income in 2012 compared to 2011 include the following significant pre-tax components:

Transportation transaction volume increased by 2%, primarily due to increased activity from both base and new customers. Expense management transaction volume increased by 7%, primarily due to the WRC acquisition. Overall, revenues for the year were up slightly under 10%. Gains on sales of investment securities were up significantly as the Company took advantage of market gains.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2013	2012	2011	2013 v. 2012	2012 v. 2011
Average earning assets	$1,198,710	$1,201,846	$1,188,283	(.3%)	1.1%
Net interest income*	$43,468	$48,086	$51,248	(9.6)	(6.2)
Net interest margin*	3.63%	4.00%	4.31%
Yield on earning assets*	3.86%	4.26%	4.68%
Rate on interest bearing liabilities	.69%	.78%	1.07%

* Presented on a tax-equivalent basis using a tax rate of 35% in all years.

Net interest income in 2013 compared to 2012:

The decrease in net interest income was caused by a decrease in net interest margin. The decrease in net interest margin was due to the lack of satisfactory investment alternatives in this historically low interest rate environment. More information is contained in the tables below and in Item 7A of this report.

Total average loans decreased $25,175,000, or 4%, to $659,422,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

Total average investment in securities decreased $16,927,000, or 6%. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. All purchases were made in accordance with the Company’s investment policy. Total average federal funds sold and other short-term investments increased $36,051,000, or 41%.

The Bank’s total average interest-bearing deposits increased $8,712,000, or 2%, compared to the prior year. Average rates paid on interest-bearing liabilities decreased from .78% to .69% as a result of the continued low interest rate environment.

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2013			2012			2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$657,385	$32,078	4.88%	$683,921	$35,521	5.19%	$695,121	$39,504	5.68%
Tax-exempt[4]	2,037	49	2.45	676	6.89		863	18	2.09
Securities[5]:
Taxable	1,068	21	1.97	1,014	25	2.47	997	37	3.71
Tax-exempt[4]	288,571	13,573	4.70	305,552	15,177	4.97	261,466	15,373	5.88
Certificates of deposit	5,207	27.52		6,618	35.53		801	4.50
Interest-bearing deposits in other
financial institutions	120,672	398.33		116,346	362.31		99,911	347.35
Federal funds sold and other
short-term investments	123,770	154.12		87,719	108.12		129,124	339.26
Total earning assets	1,198,710	46,300	3.86	1,201,846	51,234	4.26	1,188,283	55,622	4.68
Non-earning assets
Cash and due from banks	12,476			12,469			12,525
Premise and equipment, net	12,258			9,649			9,790
Bank owned life insurance	15,160			14,625			14,299
Goodwill and other
intangibles	15,078			14,970			7,688
Other assets	109,695			103,630			81,819
Allowance for loan losses	(11,595)			(12,697)			(12,769)
Total assets	$1,351,782			$1,344,492			$1,301,635
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$283,728	$1,737.61%		$256,332	$1,739.68%		$233,636	$2,162.93%
Savings deposits	20,840	138.66		24,261	169.70		25,556	225.88
Time deposits >=$100	33,703	357	1.06	39,638	456	1.15	52,123	690	1.32
Other time deposits	74,174	600.81		83,502	784.94		97,419	1,297	1.33
Total interest-bearing deposits	412,445	2,832.69		403,733	3,148.78		408,734	4,374	1.07
Short-term borrowings	3	—	—	5	—	—	3	—	—
Total interest bearing liabilities	412,448	2,832.69		403,738	3,148.78		408,737	4,374	1.07
Non-interest bearing liabilities
Demand deposits	137,665			137,313			132,603
Accounts and drafts payable	600,611			616,573			596,935
Other liabilities	25,617			19,001			11,691
Total liabilities	1,176,341			1,176,625			1,149,966
Shareholders’ equity	175,441			167,867			151,669
Total liabilities and share-
holders’ equity	$1,351,782			$1,344,492			$1,301,635
Net interest income		$43,468			$48,086			$51,248
Net interest margin		3.63%			4.00%			4.31%
Interest spread		3.17%			3.48%			3.61%

1 Balances shown are daily averages.
2 For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
3 Interest income on loans includes net loan fees of $339,000, $333,000, and $542,000 for 2013, 2012 and 2011, respectively.
4 Interest income is presented on a tax-equivalent basis assuming a tax rate 35% in all years. The tax-equivalent adjustment was approximately $4,723,000, $5,301,000 and $5,387,000 for 2013, 2012 and 2011, respectively.
5 For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2013 Over 2012			2012 Over 2011
(In thousands)	Volume[1]	Rate[1]	Total	Volume[1]	Rate[1]	Total
Increase (decrease) in interest income:
Loans[2,3]:
Taxable	$(1,346)	$(2,097)	$(3,443)	$(628)	$(3,355)	$(3,983)
Tax-exempt[4]	23	20	43	(3)	(9)	(12)
Securities:
Taxable	1	(5)	(4)	1	(13)	(12)
Tax-exempt[4]	(821)	(783)	(1,604)	2,389	(2,585)	(196)
Certificates of deposit	(7)	(1)	(8)	31	0	31
Interest-bearing deposits in other
financial institutions	14	22	36	54	(39)	15
Federal funds sold and other short-term
investments	45	1	46	(87)	(144)	(231)
Total interest income	$(2,091)	$(2,843)	$(4,934)	$1,757	$(6,145)	$(4,388)
Interest expense on:
Interest-bearing demand deposits	$176	$(178)	$(2)	$196	$(619)	$(423)
Savings deposits	(23)	(8)	(31)	(11)	(45)	(56)
Time deposits >=$100	(65)	(34)	(99)	(151)	(83)	(234)
Other time deposits	(82)	(102)	(184)	(167)	(346)	(513)

Total interest expense	6	(322)	(316)	(133)	(1,093)	(1,226)
Net interest income	$(2,097)	$(2,521)	$(4,618)	$1,890	$(5,052)	$(3,162)

1 The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
2 Average balances include nonaccrual loans.
3 Interest income includes net loan fees.
4 Interest income is presented on a tax-equivalent basis assuming a tax rate 35% in all years.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $652,177,000 and represented 49% of the Company's total assets as of December 31, 2013 and generated $32,110,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2013.

Loans by Type	December 31,
(In thousands)	2013	2012	2011	2010	2009
Commercial and industrial	$171,304	$160,862	$136,916	$135,061	$93,371
Real estate (commercial and church):
Mortgage	455,190	502,961	488,574	517,593	471,773
Construction	16,449	23,475	45,564	54,752	74,407
Industrial Revenue Bond	9,167	—	—	—	—
Other	67	435	511	1,227	2,406
Total loans	$652,177	$687,733	$671,565	$708,633	$641,957

Loans by Maturity
(At December 31, 2013)	One Year		Over 1 Year		Over
	Or Less		Through 5 Years		5 Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	Rate	Rate[1]	Rate	Rate[1]	Rate	Rate[1]	Total
Commercial and industrial	$2,216	$69,880	$32,595	$42,524	$1,952	$22,137	$171,304
Real Estate:
Mortgage	38,752	14,812	318,569	28,901	30,558	23,598	455,190
Construction	6,184	3,461	6,804	—	—	—	16,449
Industrial Revenue Bond	564	—	8,603	—	—	—	9,167
Other	—	67	—	—	—	—	67
Total loans	$47,716	$88,220	$366,571	$71,425	$32,510	$45,735	$652,177

1 Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest. Note: Due to the historically low interest rates, the Company instituted a 4% floor for its prime lending rate.

The Company has no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table and as are discussed in Item 8, Note 4, of this report. As can be seen in the loan composition table above and as discussed in Item 8, Note 4, the Company's primary market niche for banking services is privately held businesses and churches and church-related ministries.

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

Loan portfolio changes from December 31, 2012 to December 31, 2013:

Total loans decreased $35,556,000, or 5%, to $652,177,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Loan portfolio changes from December 31, 2011 to December 31, 2012:

Total loans increased $16,168,000, or 2%, to $687,733,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Loan Losses

The Company recorded a provision for loan losses of $500,000 in 2013, $2,400,000 in 2012 and $2,150,000 in 2011. The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the allowance for loan losses. The amount of the provision will fluctuate as determined by these quarterly analyses. The decrease in provision for loan losses in 2013 was due to the decrease in loan balances described above and improved credit quality. The Company had net loan charge-offs of $1,178,000, $2,997,000 and $1,087,000 in 2013, 2012 and 2011, respectively. The allowance for loan losses was $11,679,000 at December 31, 2013 compared to $12,357,000 at December 31, 2012 and $12,954,000 at December 31, 2011. The year-end 2013 allowance represented 1.8% of outstanding loans, the same as at year-end 2012, and 1.9% at year-end 2011. From December 31, 2012 to December 31, 2013, the level of nonperforming loans decreased $4,786,000 from $6,572,000 to $1,797,000, which represents .3% of outstanding loans. Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

The allowance for loan losses has been established and is maintained to absorb probable losses in the loan portfolio. An ongoing assessment of risk of loss is performed to determine if the current balance of the allowance is adequate to cover probable losses in the portfolio. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology employed to determine the appropriate allowance consists of two components, specific and general. The Company develops specific allowances on commercial, commercial real estate, and construction loans based on individual review of these loans and an estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available. The general component relates to all other loans, which are evaluated based on loan grade. The loan grade assigned to each loan is typically evaluated on an annual basis, unless circumstances require interim evaluation. The Company assigns an allowance amount consistent with each loan's rating category. The allowance amount is based on derived loss experience over prescribed periods as well as review of peer data and other relevant factors. In addition to the amounts derived from the loan grades, a portion is added to the general allowance to take into account other factors including credit concentration risk, national and local economic conditions, downturns in specific industries including loss in collateral value, trends in credit quality at the Company and the banking industry, and trends in risk rating changes. As part of their examination process, federal and state agencies review the Company's methodology for maintaining the allowance for loan losses and the related balance. These agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examination.

The following schedule summarizes activity in the allowance for loan losses and the allocation of the allowance to the Company’s loan categories.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2013	2012	2011	2010	2009
Allowance at beginning of year	$12,357	$12,954	$11,891	$8,284	$6,451
Loans charged-off:
Commercial and industrial	1,307	1,546	1,118	554	109
Real estate (commercial and church):
Mortgage	233	1,562	28	—	291
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total loans charged-off	1,540	3,108	1,146	554	400
Recoveries of loans previously charged-off:
Commercial and industrial	47	111	58	60	180
Real estate (commercial and church):
Mortgage	315	—	1	1	3
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total recoveries of loans previously charged-off	362	111	59	61	183
Net loans charged-off	1,178	2,997	1,087	493	217
Provision charged to expense	500	2,400	2,150	4,100	2,050
Allowance at end of year	$11,679	$12,357	$12,954	$11,891	$8,284
Loans outstanding:
Average	$659,422	$684,597	$695,984	$675,901	$613,259
December 31	652,177	687,733	671,565	708,633	641,957
Ratio of allowance for loan losses to loans
outstanding:
Average	1.77%	1.81%	1.86%	1.76%	1.35%
December 31	1.79%	1.80%	1.93%	1.68%	1.29%
Ratio of net charge-offs to average loans
outstanding	.18%	.44%	.16%	.07%	.04%
Allocation of allowance for loan losses[1]:
Commercial and industrial	$3,036	$3,192	$2,594	$2,732	$1,511
Real estate (commercial and church):
Mortgage	8,300	8,687	9,573	8,491	5,953
Construction	275	470	783	656	809
Other	68	8	4	12	11
Total	$11,679	$12,357	$12,954	$11,891	$8,284
Percentage of categories to total loans:
Commercial and industrial	26.0%	23.4%	20.4%	19.2%	14.9%
Real estate (commercial and church):
Mortgage	71.0%	73.1%	72.7%	72.9%	73.1%
Construction	2.4%	3.4%	6.8%	7.7%	11.6%
Other	.6%	0.1%	0.1%	0.2%	0.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

1 Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.

Nonperforming Assets

Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Troubled debt restructurings are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $180,000 and $381,000 for the years ended December 31, 2013 and 2012, respectively. Of this amount, approximately $131,000 and $141,000 was actually recorded as interest income on such loans during the years ended December 31, 2013 and 2012, respectively.

Total nonaccrual loans at December 31, 2013 consists of six loans totaling $1,797,000 that relate to businesses/churches that have weak financial positions and/or are in liquidation. Allocations of the allowance for loan losses have been established for the estimated loss exposure.

There were no foreclosed assets at December 31, 2013.

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

Summary of Nonperforming Assets
	December 31,
(In thousands)	2013	2012		2011	2010	2009
Commercial and industrial:
Nonaccrual	$11	$1,439		$56	$46	$—
Contractually past due 90 days or more and still
accruing	—	—		—	—	—
Real estate – mortgage:
Nonaccrual	1,786	5,133	*	1,653	519	1,608
Contractually past due 90 days or more and still
accruing	—	—		29	—	—
Total nonperforming loans	$1,797	$6,572		$1,738	$565	$1,608
Total foreclosed assets	—	1,322		1,689	1,910	1,910
Total nonperforming assets	$1,797	$7,894		$3,427	$2,475	$3,518

* In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

Operating Expenses

Operating expenses in 2013 compared to 2012 include the following significant pre-tax components:

Salaries and employee benefits expense increased $3,159,000, or 5%, to $65,722,000. An increase in the number of employees to support the additional volume primarily drove this increase. Occupancy expense increased $717,000, or 33%, due to the new Company headquarters and Bank headquarters. Equipment expense increased $294,000 to $3,810,000 primarily due to depreciation on additional systems software. Amortization of intangibles decreased $46,000 to $535,000. Other operating expense decreased $371,000, or 3%, to $11,145,000 primarily due to a decrease in legal fees.

Operating expenses in 2012 compared to 2011 include the following significant pre-tax components:

Salaries and employee benefits expense increased $5,990,000, or 11%, to $62,563,000. An increase in the number of employees, including the WRC acquisition, primarily drove this increase. Occupancy expense decreased $161,000, or 7%. Equipment expense decreased $9,000, to $3,516,000. Amortization of intangibles increased $474,000 to $581,000 due to the purchase of intangible assets in the acquisition of WRC. Amortization was $107,000 in 2011. Other operating expense decreased $990,000, or 8%, to $11,516,000 primarily due to a decrease in legal fees.

Income Tax Expense

Income tax expense in 2013 totaled $7,234,000 compared to $7,887,000 and $8,497,000 in 2012 and 2011, respectively. When measured as a percent of income, the Company’s effective tax rate was 24% in 2013, 25% in 2012, and 27% in 2011. The effective tax rate varies from year-to-year primarily due to changes in the Company’s pre-tax income and the amount of investment in tax-exempt municipal bonds.

Investment Portfolio

Investment portfolio changes from December 31, 2012 to December 31, 2013:

State and political subdivision securities decreased $21,176,000, or 6%, to $314,017,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the Company purchased state and political subdivision securities. These securities all had A or better credit ratings and maturities approaching 15 years. With the additional liquidity provided by the increase in deposits and accounts and drafts payable, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company’s investment policy. As of December 31, 2013, the Company had no mortgage-backed securities in its portfolio.

There was no single issuer of securities in the investment portfolio at December 31, 2013 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type
	December 31,
(In thousands)	2013	2012	2011
State and political subdivisions	$314,017	$335,193	$307,362
Certificates of deposit	3,750	6,742	3,250
Total investments	$317,767	$341,935	$310,612

Investment Securities by Maturity
(At December 31, 2013)
	Within 1	Over 1 to 5	Over 5 to	Over
(In thousands)	Year	Years	10 Years	10 Years	Yield
State and political subdivisions	$11,475	$71,914	$140,947	$89,681	4.21%
Certificates of deposit	3,750	—	—	—	.40%
Total investments	$15,225	$71,914	$140,947	$89,681	4.17%
Weighted average yield[1]	4.13%	4.75%	3.76%	4.36%	4.17%

1 Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits decreased less than 1% from December 31, 2012 to $143,841,000 at December 31, 2013. The average balances of these deposits increased less than 1% in 2013 to $137,665,000. These balances are primarily maintained by commercial customers and churches and can fluctuate on a daily basis.

Interest-bearing deposits increased $19,090,000, or 5%, to $438,655,000 at December 31, 2013. The average balances of these deposits increased to $412,445,000 in 2013 from $403,733,000 in 2012.

Accounts and drafts payable generated by the Company in its payment processing operations increased $21,192,000, or 4%, at December 31, 2012 to $543,953,000 at December 31, 2013. The average balance of these funds decreased $15,962,000, or 3%, to $600,611,000 in 2013. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposit of $100,000 or More

(In thousands)	December 31, 2013
Three months or less	$44,733
Three to six months	27,333
Six to twelve months	6,340
Over twelve months	12,813
Total	$91,219

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, totaled $225,262,000 at December 31, 2013, an increase of $84,174,000, or 60%, from December 31, 2012. At December 31, 2013, these assets represented 17% of total assets. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $317,767,000 at December 31, 2013, a decrease of $24,168,000, or 7%, from December 31, 2012. These assets represented 24% of total assets at December 31, 2013 and were primarily state and political subdivision securities. Of the total portfolio, 5% mature in one year or less, 23% mature after one year through five years and 72% mature after five years. The Company sold $95,742,000 in securities available-for-sale during 2013.

As of December 31, 2013, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. As of December 31, 2013, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $173,738,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2013 or 2012. In January 2013, the Company obtained a line of credit from UMB Bank of $50,000,000 collateralized by state and political subdivision securities.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2013, 2012 and 2011 were $28,886,000, $35,328,000 and $25,642,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2014. The Company anticipates the annual capital expenditures for 2014 should range from $5 million to $7 million. Capital expenditures in 2014 are expected to consist of improvements to the transportation processing facility in Bridgeton, Missouri and equipment and software related to the payment and information processing services business.

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

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2013 new business was added in both the Information Services and Banking Services segments.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2013 as shown in Item 8, Note 2 of this report.

In 2013, cash dividends paid were $.74 per share for a total of $8,510,000, an increase of $1,149,000, or 16%, compared to $.64 per share for a total of $7,361,000 in 2012. The increase is attributable to the per-share amount paid.

Shareholders' equity was $190,427,000, or 14%, of total assets, at December 31, 2013, an increase of $16,412,000 over the balance at December 31, 2012. This increase resulted from net income of $23,497,000, $1,975,000 related to stock bonuses and the pension adjustment per FASB ASC 715 of $9,851,000, offset by cash dividends paid of $8,510,000, the available-for-sale net unrealized loss of $6,755,000 and the reclassification of $2,616,000 for the gain on sales of available-for-sale securities.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2013, unappropriated retained earnings of $24,440,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 363,000 shares of the Company’s common stock. There were no repurchases in 2013 or 2012 under the program. As of December 31, 2013, 363,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2013, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2013, the balance of loan commitments, standby and commercial letters of credit were $5,596,000, $13,168,000 and $3,325,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2013:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease commitments	$8,095	$1,338	$2,236	$1,875	$2,646
Time deposits	98,996	84,088	13,284	1,624	—
Total	$107,091	$85,426	$15,520	$3,499	$2,646

During 2013, the Company contributed $1,500,000 to its noncontributory defined benefit pension plan. The contribution had no significant effect on the Company’s overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2013, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	4.25%
Rate of increase in compensation levels	3.75%
Expected long-term rate of return on assets	7.25%

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

The Company’s ALCO measures the Company's interest rate risk sensitivity on a quarterly basis to monitor and manage the variability of earnings and fair market value of equity in various interest rate environments. The ALCO evaluates the Company's risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings and value or whether the Company can safely increase risk to enhance returns. The ALCO uses gap reports, 12-month net interest income simulations, and fair market value of equity analyses as its main analytical tools to provide management with insight into the Company's exposure to changing interest rates.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios in order to quantify potential changes in short-term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2013, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond 12 months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2013:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	3%	5%
+100 basis points	1%	3%
Stable rates	—	—
-100 basis points	—	(1%)
-200 basis points	(1%)	—

Interest Rate Sensitivity Position

The following table presents the Company’s interest rate risk position at December 31, 2013 for the various time periods indicated.

(In thousands)	Variable Rate	0-90 Days	91-180 Days	181-364 Days	1-5 Years	Over 5 Years	Total
Earning assets:
Loans:
Taxable	$209,355	$6,692	$11,921	$27,026	$358,792	$29,224	$643,010
Tax-exempt	—	—	—	863	8,304	—	9,167
Securities[1]:
Tax-exempt	—	2,262	2,656	6,556	71,914	230,629	314,017
Certificates of deposit	—	—	—	3,750	—	—	3,750
Investments in the FHLB and FRB	1,116	—	—	—	—	—	1,116
Federal funds sold and other short-term investments	227,650	—	—	—	—	—	227,650
Total earning assets	$438,121	$8,954	$14,577	$38,195	$439,010	$259,853	$1,198,710
Interest-sensitive liabilities:
Money market accounts	$234,201	$—	$—	$—	$—	$—	$234,201
Now accounts	82,542	—	—	—	—	—	82,542
Savings deposits	22,916	—	—	—	—	—	22,916
Time deposits:
$100K and more	—	44,733	27,333	6,340	12,813	—	91,219
Less than $100K	—	2,887	1,794	1,001	2,095	—	7,777
Federal funds purchased and other short-term borrowing	—	—	—	—	—	—	—
Total interest-bearing liabilities	$339,659	$47,620	$29,127	$7,341	$14,908	$—	$438,655
Interest sensitivity gap:
Periodic	$98,462	$(38,666)	$(14,550)	$30,854	$424,102	$259,853	$760,055
Cumulative	98,462	59,796	45,246	76,100	500,202	760,055	760,055
Ratio of interest-bearing assets to interest-bearing liabilities:
Periodic	1.29	0.19	0.50	5.20	29.45	—	2.73
Cumulative	1.29	1.15	1.11	1.18	2.14	2.73	2.73

[1] Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2013	2012
Assets
Cash and due from banks	$11,283	$18,794
Interest-bearing deposits in other financial institutions	160,316	108,560
Federal funds sold and other short-term investments	53,663	13,734
Cash and cash equivalents	225,262	141,088
Securities available-for-sale, at fair value	317,767	341,935

Loans	652,177	687,733
Less: Allowance for loan losses	11,679	12,357
Loans, net	640,498	675,376
Premises and equipment, net	13,231	10,735
Investments in bank-owned life insurance	15,437	14,910
Payments in excess of funding	77,650	63,522
Goodwill	11,590	11,590
Other intangible assets, net	3,222	3,757
Other assets	21,363	24,474
Total assets	$1,326,020	$1,287,387

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$143,841	$144,143
Interest-bearing	438,655	419,565
Total deposits	582,496	563,708
Accounts and drafts payable	543,953	522,761
Other liabilities	9,144	26,903
Total liabilities	1,135,593	1,113,372

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized, 11,931,147 issued at December 31, 2013 and 2012	5,966	5,966
Additional paid-in capital	125,062	125,086
Retained earnings	75,939	60,952
Common shares in treasury, at cost (409,667 and 467,316 shares at December 31, 2013 and 2012, respectively)	(10,980)	(11,896)
Accumulated other comprehensive loss	(5,560)	(6,093)
Total shareholders’ equity	190,427	174,015
Total liabilities and shareholders’ equity	$1,326,020	$1,287,387

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2013	2012	2011
Fee Revenue and Other Income:
Information services payment and processing revenue	$70,805	$66,695	$60,688
Bank service fees	1,215	1,272	1,354
Gains on sales of securities	4,024	2,635	43
Other	528	536	739
Total fee revenue and other income	76,572	71,138	62,824

Interest Income:
Interest and fees on loans	32,110	35,525	39,515
Interest and dividends on securities:
Taxable	48	60	41
Exempt from federal income taxes	8,867	9,878	9,993
Interest on federal funds sold and other short-term investments	552	470	686
Total interest income	41,577	45,933	50,235

Interest Expense:
Interest on deposits	2,832	3,148	4,374
Total interest expense	2,832	3,148	4,374
Net interest income	38,745	42,785	45,861
Provision for loan losses	500	2,400	2,150
Net interest income after provision for loan losses	38,245	40,385	43,711
Total net revenue	114,817	111,523	106,535

Operating Expense:
Salaries and employee benefits	65,722	62,563	56,573
Occupancy	2,874	2,157	2,318
Equipment	3,810	3,516	3,525
Amortization of intangible assets	535	581	107
Other operating	11,145	11,516	12,506
Total operating expense	84,086	80,333	75,029
Income before income tax expense	30,731	31,190	31,506
Income tax expense	7,234	7,887	8,497
Net income	$23,497	$23,303	$23,009

Basic Earnings Per Share	$2.05	$2.05	$2.03
Diluted Earnings Per Share	2.02	2.02	2.01

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Comprehensive income:
Net income	$23,497	$23,303	$23,009
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	(10,748)	2,702	11,182
Tax effect	3,993	(946)	(3,914)
Reclassification adjustments for gains included in net income	(4,024)	(2,635)	(43)
Tax effect	1,408	923	15
FASB ASC 715 adjustment	15,674	(5,206)	(10,328)
Tax effect	(5,823)	1,822	3,615
Foreign currency translation adjustments	53	—	(32)
Total comprehensive income	$24,030	$19,963	$23,504

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$23,497	$23,303	$23,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,346	6,916	4,528
Net gains on sales of securities	(4,024)	(2,635)	(43)
Stock-based compensation expense	1,975	1,399	1,390
Provisions for loan losses	500	2,400	2,150
Deferred income tax expense	57	974	2,145
(Decrease) increase in income tax liability	(964)	1,073	(192)
Increase (decrease) in pension liability	2,822	(2,158)	(6,817)
Other operating activities, net	(2,323)	4,056	(528)
Net cash provided by operating activities	28,886	35,328	25,642

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	95,742	69,747	5,930
Proceeds from maturities of securities available-for-sale	18,117	11,898	18,510
Purchase of securities available-for-sale	(104,351)	(114,646)	(61,768)
Net decrease (increase) in loans	34,378	(19,165)	35,981
Increase in payments in excess of funding	(14,128)	(2,144)	(27,769)
Purchases of premises and equipment, net	(4,857)	(3,099)	(1,925)
Environmental management acquisition	—	(7,798)	—
Net cash provided by (used in) investing activities	24,901	(65,207)	(31,041)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(302)	12,187	18,859
Net increase in interest-bearing demand and savings deposits	32,645	21,683	36,956
Net decrease in time deposits	(13,555)	(18,530)	(26,037)
Net increase (decrease) in accounts and drafts payable	21,192	(72,440)	79,094
Cash dividends paid	(8,510)	(7,361)	(6,279)
Other financing activities, net	(1,083)	(534)	(161)
Net cash provided by (used in) financing activities	30,387	(64,995)	102,432
Net increase (decrease) in cash and cash equivalents	84,174	(94,874)	97,033
Cash and cash equivalents at beginning of year	141,088	235,962	138,929
Cash and cash equivalents at end of year	$225,262	$141,088	$235,962

Supplemental information:
Cash paid for interest	$2,855	$3,196	$4,424
Cash paid for income taxes	8,265	6,407	6,287

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2010	$4,975	$46,653	$107,263	$(13,549)	$(3,248)	$142,094
Net income			23,009			23,009
Cash dividends ($.55 per share)			(6,279)			(6,279)
Stock dividend	470	33,643	(34,140)			(27)
Issuance of 31,472 common shares pursuant to stock-based compensation plan, net		(519)		436		(83)
Exercise of stock options and SARs		(196)		145		(51)
Stock-based compensation expense		1,390				1,390
Other comprehensive income (loss)					495	495
Balance, December 31, 2011	$5,445	$80,971	$89,853	$(12,968)	$(2,753)	$160,548

Net income			23,303			23,303
Cash dividends ($.64 per share)			(7,361)			(7,361)
Stock dividend	521	44,280	(44,843)			(42)
Issuance of 21,195 common shares pursuant to stock-based compensation plan, net		(310)		392		82
Exercise of stock options and SARs		(1,254)		680		(574)
Stock-based compensation expense		1,399				1,399
Other comprehensive income (loss)					(3,340)	(3,340)
Balance, December 31, 2012	$5,966	$125,086	$60,952	$(11,896)	$(6,093)	$174,015

Net income			23,497			23,497
Cash dividends ($.74 per share)			(8,510)			(8,510)
Issuance of 30,407 common shares pursuant to stock-based compensation plan, net		(755)		508		(247)
Exercise of SARs		(1,244)		408		(836)
Stock-based compensation expense		1,975				1,975
Other comprehensive income (loss)					533	533
Balance, December 31, 2013	$5,966	$125,062	$75,939	$(10,980)	$(5,560)	$190,427

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

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. The Company issued a 10% stock dividend on December 14, 2012. The share and per share information have been restated for this dividend unless indicated otherwise for all periods presented in the accompanying consolidated financial statements.

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

Investment in Debt Securities The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers whether it is more likely than not that the Company will not be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted to interest income over the estimated lives of the securities using the level-yield method. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method.

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

Intangible Assets Cost in excess of fair value of net assets acquired has resulted from business acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives.

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

Foreclosed Assets Real estate acquired as a result of foreclosure is initially recorded at fair value less estimated selling costs. Fair value is generally determined through the receipt of appraisals. Any write down to fair value at the time the property is acquired is recorded as a charge-off to the allowance for loan losses. Any decline in the fair value of the property subsequent to acquisition is recorded as a charge to non-interest expense.

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

Stock-Based Compensation The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Accounting for Stock Options and Other Stock-based Compensation” (“ASC 718”), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. FASB ASC 718 also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2013, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715, “Compensation – Retirement Benefits” (“ASC 715”) which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31, 2013 and management believes they are not reasonably likely to change in the future.

Fair Value Measurements The Company follows the provisions of FASB ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and outlines disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy for valuation techniques is used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. Financial instrument valuations are considered Level 1 when they are based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instrument valuations use quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Financial instrument valuations are considered Level 3 when they are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable, and when determination of the fair value requires significant management judgment or estimation. The Company records securities available for sale at their fair values on a recurring basis using Level 2 valuations. Additionally, the Company records impaired loans and other real estate owned at their fair value on a nonrecurring basis. The nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.

Impact of New and Not Yet Adopted Accounting Pronouncements

The new accounting pronouncements are not applicable to the Company and/or do not materially impact the Company.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2013 and 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective July 2, 2013, the Federal Reserve Board approved final rules known as the “Basel III Capital Rules” that substantially revise the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules implement aspects of the Basel III capital framework agreed upon by the Basel Committee and incorporates changes required by the Dodd-Frank Act. Among other things, the Basel III Capital Rules establish stricter capital requirements and calculation standards, as well as more restrictive risk weightings for certain loans and facilities. The Basel III Capital Rules will come into effect for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2013 and 2012, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Subsidiary dividends are a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2013, unappropriated retained earnings of $24,440,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2013 and 2012.

The Company’s and the Bank’s actual and required capital amounts and ratios as are as follows:

			Capital		Requirement to be
	Actual		Requirements		Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2013
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$191,984	22.27%	$68,956	8.00%	$	N/A	N/A	%
Cass Commercial Bank	83,168	15.38	43,256	8.00		54,071	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	181,198	21.02	34,478	4.00		N/A	N/A
Cass Commercial Bank	76,395	14.13	21,628	4.00		32,442	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	181,198	13.12	41,438	3.00		N/A	N/A
Cass Commercial Bank	76,395	11.37	20,162	3.00		33,603	5.00
At December 31, 2012
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$175,802	19.87%	$70,767	8.00%	$	N/A	N/A	%
Cass Commercial Bank	75,300	13.41	44,909	8.00		56,136	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	164,729	18.62	35,384	4.00		N/A	N/A
Cass Commercial Bank	68,261	12.16	22,454	4.00		33,682	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	164,729	12.26	40,294	3.00		N/A	N/A
Cass Commercial Bank	68,261	10.64	19,238	3.00		32,063	5.00

Note 3
Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2013 and 2012 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$308,403	$8,537	$2,923	$314,017
Certificates of deposit	3,750	—	—	3,750
Total	$312,153	$8,537	$2,923	$317,767

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$315,345	$19,960	$112	$335,193
Certificates of deposit	6,742	—	—	6,742
Total	$322,087	$19,960	$112	$341,935

The fair values of securities with unrealized losses are as follows:

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$101,792	$2,661	$3,554	$262	$105,346	$2,923
Certificates of deposit	—	—	—	—	—	—
Total	$101,792	$2,661	$3,554	$262	$105,346	$2,923

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$19,758	$112	$—	$—	$19,758	$112
Certificates of deposit	—	—	—	—	—	—
Total	$19,758	$112	$—	$—	$19,758	$112

There were 102 securities, or 31% of total, (3 greater than 12 months) in an unrealized loss position as of December 31, 2013 compared to 18 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2012 . All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2013
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$14,994	$15,225
Due after 1 year through 5 years	67,800	71,914
Due after 5 years through 10 years	139,779	140,947
Due after 10 years	89,580	89,681
No stated maturity	—	—
Total	$312,153	$317,767

The premium related to the purchase of state and political subdivisions was $4,450,000 and $4,384,000 in 2013 and 2012, respectively.

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2013 and 2012 were $3,750,000.

Proceeds from sales of debt securities classified as available-for-sale were $95,742,000 in 2013, $69,747,000 in 2012, and $5,930,000 in 2011. Gross realized gains on the sales in 2013, 2012 and 2011 were $4,295,000, $2,646,000, and $48,000, respectively. Gross realized losses on sales in 2013, 2012 and 2011 were $271,000, $11,000, and $5,000, respectively.

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

A summary of loan categories is as follows:

	December 31,
(In thousands)	2013	2012
Commercial and industrial	$171,304	160,862
Real estate
Commercial:
Mortgage	128,358	134,843
Construction	6,632	7,025
Church, church-related:
Mortgage	326,832	368,118
Construction	9,817	16,450
Industrial Revenue Bond	9,167	—
Other	67	435
Total loans	$652,177	687,733

The following table presents the aging of loans by loan categories at December 31, 2013:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non	Total
(In thousands)	Current	Days	Days	Over	Accrual	Loans
Commercial and industrial	$171,293	$—	$—	$—	$11	$171,304
Real estate
Commercial:
Mortgage	127,879		—	—	479	128,358
Construction	6,632	—	—	—	—	6,632
Church, church-related:
Mortgage	325,091	434	—	—	1,307	326,832
Construction	9,817	—	—	—	—	9,817
Industrial Revenue Bond	9,167	—	—	—	—	9,167
Other	67	—	—	—	—	67
Total	$649,946	$434	$—	$—	$1,797	$652,177

The following table presents the aging of loans by loan categories at December 31, 2012:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non	Total
(In thousands)	Current	Days	Days	Over	Accrual	Loans
Commercial and industrial	$159,423	$—	$—	$—	$1,439	$160,862
Real estate
Commercial:
Mortgage	129,884		—	—	4,959	134,843
Construction	7,025	—	—	—	—	7,025
Church, church-related:
Mortgage	367,944		—	—	174	368,118
Construction	16,450	—	—	—	—	16,450
Industrial Revenue Bond	—	—	—	—	—	—
Other	435	—	—	—	—	435
Total	$681,161	$—	$—	$—	$6,572	$687,733

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2013:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
Commercial and industrial	$167,878	$3,415	$11	$171,304
Real estate
Commercial:
Mortgage	119,521	8,358	479	128,358
Construction	6,632	—	—	6,632
Church, church-related:
Mortgage	323,291	2,234	1,307	326,832
Construction	9,817	—	—	9,817
Industrial Revenue Bond	9,167	—	—	9,167
Other	67	—	—	67
Total	$636,373	$14,007	$1,797	$652,177

[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2012:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special	Total
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Loans
Commercial and industrial	$155,838	$3,585	$1,439	$160,862
Real estate
Commercial:
Mortgage	123,315	6,569	4,959 *	134,843
Construction	7,025	—	—	7,025
Church, church-related:
Mortgage	366,366	1,578	174	368,118
Construction	16,450	—	—	16,450
Industrial Revenue Bond	—	—	—	—
Other	435	—	—	435
Total	$669,429	$11,732	$6,572	$687,733

*	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and non-performing. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. The allowance for loan losses related to impaired loans was $318,000 and $1,404,000 at December 31, 2013 and 2012, respectively. There were no impaired loans without a valuation allowance at December 31, 2013 or 2012. Nonaccrual loans were $1,797,000 and $6,572,000 at December 31, 2013 and 2012, respectively. Loans delinquent 90 days or more and still accruing interest were $0 at December 31, 2013 and 2012. At December 31, 2013 and 2012, there were no loans classified as troubled debt restructuring. The average balances of impaired loans during 2013, 2012 and 2011 were $1,381,000, $5,451,000 and $5,276,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $180,000, $381,000 and $107,000 for 2013, 2012 and 2011, respectively. Income that was recognized on nonaccrual loans was $131,000, $141,000 and $102,000 for 2013, 2012 and 2011 respectively. There were no foreclosed loans as of December 31, 2013.

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2013:

			Related
		Unpaid	Allowance
	Recorded	Principal	for Loan
(In thousands)	Investment	Balance	Losses
Commercial and industrial:
Nonaccrual	$11	$11	$6
Real estate
Commercial – Mortgage:
Nonaccrual	479	479	89
Church – Mortgage:
Nonaccrual	1,307	1,307	223
Total impaired loans	$1,797	$1,797	$318

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2012:

			Related
		Unpaid	Allowance
	Recorded	Principal	for Loan
(In thousands)	Investment	Balance	Losses
Commercial and industrial:
Nonaccrual	$1,439	$1,439	$657
Real estate
Commercial – Mortgage:
Nonaccrual	4,959 *	4,959 *	660
Church – Mortgage:
Nonaccrual	174	174	87
Total impaired loans	$6,572	$6,572	$1,404

* In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

The Company does not record loans at fair value on a recurring basis. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At December 31, 2013, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3.

A summary of the activity in the allowance for loan losses is as follows:

	December 31,	Charge-			December 31,
(In thousands)	2012	Offs	Recoveries	Provision	2013
Commercial and industrial	$3,192	$1,307	$47	$1,104	$3,036
Real estate
Commercial:
Mortgage	3,784	233	35	360	3,946
Construction	137	—	—	14	151
Church, church-related:
Mortgage	4,903	—	280	(829)	4,354
Construction	333	—	—	(209)	124
Industrial Revenue Bond	—	—	—	68	68
Other	8	—	—	(8)	—
Total	$12,357	$1,540	$362	$500	$11,679

As of December 31, 2012 one outside director had a loan balance of $559,000. During 2013, payments of $28,000 were made decreasing the balance to $531,000. The director passed away in October 2013 and as of December 31, 2013 there were no loans to affiliates of executive officers or directors.

Note 5
Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2013	2012
Land	$873	$873
Buildings	10,801	10,564
Leasehold improvements	2,086	1,211
Furniture, fixtures and equipment	12,081	10,784
Purchased software	9,328	7,277
Internally developed software	2,650	2,650
	$37,819	$33,359
Less accumulated depreciation	24,588	22,624
Total	$13,231	$10,735

Total depreciation charged to expense in 2013, 2012 and 2011 amounted to $2,361,000, $1,951,000 and $1,955,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements, which expire at various dates through 2023. Rental expense for 2013, 2012 and 2011 was $1,222,000, $547,000 and $598,000, respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013:

(In thousands)	Amount
2014	1,338
2015	1,189
2016	1,047
2017	1,025
2018	850
2019-2023	2,646
Total	$8,095

Note 6
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

In January 2012, the Company acquired the assets of Waste Reduction Consultants, Inc., and recorded intangible assets of $3,183,000 for the customer list, $261,000 for two non-compete agreements and software of $234,000. Details of the Company’s intangible assets are as follows:

	December 31, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer Lists	$3,933	$(1,387)	$3,933	$(1,015)

Non-compete agreements	261	(105)	261	(53)
Software	234	(156)	234	(78)
Other	500	(58)	500	(25)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,745	$(1,933)	$16,745	$(1,398)

1 Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the non-compete agreements over five years; software over three years and other intangible assets over fifteen years. Amortization of intangible assets amounted to $535,000, $581,000 and $107,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated future amortization of intangibles is as follows: $482,000 in 2014, $404,000 in 2015, $404,000 in 2016 and $352,000 in 2017 and $352,000 in 2018.

Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)		Weighted		Weighted
		Average		Average
		Interest		Interest
	2013	Rate	2012	Rate
Interest-bearing demand deposits	$316,743.61%		$279,803.68%
Savings deposits	22,916.66		27,211.70
Time deposits:
Less than $100	7,777	1.09	8,742	1.15
$100 or more	91,219.81		103,809.94
Total	$438,655.69%		$419,565.78%

Interest on deposits consists of the following:

	December 31,
(In thousands)	2013	2012	2011
Interest-bearing demand deposits	$1,737	$1,739	$2,162
Savings deposits	138	169	225
Time deposits:
Less than $100	600	784	1,297
$100 or more	357	456	690
Total	$2,832	$3,148	$4,374

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2013		2012
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Due within:
One year	$84,088	84.9%	$94,922	84.3%
Two years	12,690	12.8	13,871	12.3
Three years	594.6		2,737	2.4
Four years	459.5		520.5
Five years	1,165	1.2	501.5
Total	$98,996	100.0%	$112,551	100.0%

Note 8
Unused Available Lines of Credit

As of December 31, 2013, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. As of December 31, 2012, the Bank had secured lines of credit with the FHLB of $173,738,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2013 or 2012. In January 2013, the Company obtained a line of credit from UMB Bank of $50,000,000 collateralized by state and political subdivision securities.

Note 9
Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2013.

2013
Shares outstanding at January 1	11,463,831
Issuance of common stock:
Issued under stock-based compensation plan	30,407
SARs exercised	27,242
Shares outstanding at December 31	11,521,480

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Under the treasury stock method stock appreciation rights (“SARs”) are dilutive when the average market price of the Company’s common stock, combined with the effect of any unamortized compensation expense, exceeds the SAR price during a period. Anti-dilutive shares are those SARs with prices in excess of the current market value.

The calculations of basic and diluted earnings per share are as follows:

		December 31,
(In thousands except share and per share data)	2013	2012	2011
Basic
Net income	$23,497	$23,303	$23,009
Weighted average common shares outstanding	11,441,158	11,378,216	11,326,968
Basic earnings per share	$2.05	$2.05	$2.03
Diluted
Net income	$23,497	$23,303	$23,009
Weighted average common shares outstanding	11,441,158	11,378,216	11,326,968
Effect of dilutive restricted stock and SARs	199,581	178,998	148,652
Weighted average common shares outstanding
assuming dilution	11,640,739	11,557,214	11,475,620
Diluted earnings per share	$2.02	$2.02	$2.01

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

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2013	2012
Projected benefit obligation:
Balance, January 1	$67,087	$53,972
Service cost	3,452	2,799
Interest cost	2,819	2,570
Actuarial (gain) loss	(8,496)	9,063
Benefits paid	(1,423)	(1,317)
Balance, December 31	$63,439	$67,087
Plan assets:
Fair value, January 1	$61,384	$53,895
Actual return	9,166	6,556
Employer contribution	1,500	2,250
Benefits paid	(1,423)	(1,317)
Fair value, December 31	$70,627	$61,384
Funded status:
Accrued pension asset (liability)	$7,188	$(5,703)

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2013, 2012 and 2011, the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve.

	2013	2012	2011
Weighted average discount rate	5.00%	4.25%	4.75%
Rate of increase in compensation levels	3.75%	3.75%	4.00%

The accumulated benefit obligation was $52,187,000 and $54,094,000 as of December 31, 2013 and 2012, respectively. The Company expects to contribute approximately $2,000,000 to the Plan in 2014. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2014	$1,583,000
2015	1,706,000
2016	1,909,000
2017	2,113,000
2018	2,524,000
2019-2023	16,411,000

The Plan’s pension cost included the following components:

	For the Year Ended
	December 31,
(In thousands)	2013	2012	2011
Service cost – benefits earned during the year	$3,452	$2,799	$2,073
Interest cost on projected benefit obligations	2,819	2,570	2,423
Expected return on plan assets	(4,469)	(3,967)	(3,314)
Net amortization and deferral	1,729	1,473	603
Net periodic pension cost	$3,531	$2,875	$1,785

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2013	2012	2011
Weighted average discount rate	4.25%	4.75%	5.75%
Rate of increase in compensation levels	3.75%	4.00%	4.00%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%

The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation is a balance between fixed income and equity investments, with a target allocation of approximately 50% fixed income, 34% U.S. equity and 16% non-U.S. equity. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity components are invested in pooled large cap, small/mid cap and non-U.S. stocks. The assumed long-term rate of return on assets is 7.00%. The expected one year nominal returns and annual standard deviations are shown by asset class below:

	% of Total	One-Year Nominal	Annual Standard
Asset Class	Portfolio	Return	Deviation
Core Fixed Income	50%	4.59%	6.45%
Large Cap U.S. Equities	27%	8.06%	17.80%
Small Cap U.S. Equities	7%	9.82%	26.20%
International (Developed)	15%	8.21%	20.40%
International (Emerging)	1%	11.13%	31.15%

Applying appropriate correlation factors between each of the asset classes and based on a distribution of geometric returns over a 30-year period, a reasonable range of returns is expected to be 4.77% to 7.27%. The 7.00% assumption falls within the expected range.

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2013			2012
		Quoted Prices			Quoted Prices
		in Active			in Active
		Markets for	Significant		Markets for	Significant
		Identical	Observable		Identical	Observable
		Assets	Inputs		Assets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Cash	$245	$245	$—	$238	$238	$—
Equity securities
U.S. Large Cap Growth	6,650	—	6,650	5,193	—	5,193
U.S. Large Cap Value	6,835	—	6,835	5,317	—	5,317
U.S. Small/Mid Cap Growth	2,825	—	2,825	2,159	—	2,159
U.S. Small/Mid Cap Value	2,784	—	2,784	2,167	—	2,167
Non-U.S. Core	10,840	—	10,840	9,478	—	9,478
U.S. Large Cap Passive	6,929	—	6,929	6,004	—	6,004
Emerging Markets	711	—	711	732	—	732
Fixed Income
U.S. Core	22,720	—	22,720	22,189	—	22,189
U.S. Passive	8,747	—	8,747	7,907	—	7,907
Opportunistic	1,341	—	1,341	—	—	—
Total	$70,627	$245	$70,382	$61,384	$238	$61,146

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

A summary of the activity in the SERP’s projected benefit obligation, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2013	2012
Benefit obligation:
Balance, January 1	$8,482	$7,434
Service cost	144	115
Interest cost	335	307
Benefits paid	(236)	(236)
Actuarial (gain) loss	(677)	862
Balance, December 31	$8,048	$8,482

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2013, 2012 and 2011, the SERP’s expected benefit cash flows were discounted using the Citigroup Above Median Curve.

	2013	2012	2011
Weighted average discount rate	4.75%	4.00%	4.50%
Rate of increase in compensation levels	3.75%	3.75%	4.00%

The accumulated benefit obligation was $5,917,000 and $6,200,000 as of December 31, 2013 and 2012, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid were $236,000 in 2013, $236,000 in 2012 and $236,000 in 2011. Expected future benefits payable by the Company over the next 10 years are as follows:

Amount
2014	$236,000
2015	235,000
2016	245,000
2017	260,000
2018	340,000
2019-2023	2,564,000

The SERP’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2013	2012	2011
Service cost – benefits earned during the year	$144	$115	$89
Interest cost on projected benefit obligations	335	307	295
Net amortization and deferral	551	360	250
Net periodic pension cost	$1,030	$782	$634

The pre-tax amounts in accumulated other comprehensive loss as of December 31, were as follows:

	The Plan		SERP
(In thousands)	2013	2012	2013	2012
Prior service cost	$8	$16	$—	$—
Net actuarial loss	11,471	26,385	3,075	4,304
Total	$11,479	$26,401	$3,075	$4,304

The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2013 expected to be recognized as components of net periodic benefit cost in 2014 for the Plan are $3,073,000 and $386,000, respectively. The estimated pre-tax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2013 expected to be recognized as components of net periodic benefit cost in 2014 for the SERP are $136,000 and $431,000 respectively.

The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2013, 2012 and 2011 was $5,065,000, $5,213,000, and $5,270,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2013, 2012 and 2011 were $591,000, $537,000, and $497,000, respectively.

Note 11
Stock-based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) provides incentive opportunities for key employees and non-employee directors and to align the personal financial interests of such individuals with those of the Company’s shareholders. The Omnibus Plan permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units and performance awards.

All share and per share data have been restated to give effect to the 10% stock dividend issued on December 14, 2012.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over the three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over the three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period with the exception of those shares granted in lieu of cash payment for retainer fees which are expensed in the period earned. Changes in restricted shares outstanding for the year ended December 31, 2013 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2012	54,875	$31.61
Granted	30,407	$42.21
Vested	(26,633)	$30.86
Balance at December 31, 2013	58,649	$37.45

During 2012 and 2011, 28,370 and 31,472 shares, respectively, were granted with weighted average per share market values at date of grant of $34.03 in 2012 and $30.05 in 2011. The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period. Amortization of the restricted stock bonus awards totaled $1,176,000 for 2013, $788,000 for 2012 and $787,000 for 2011. As of December 31, 2013, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,131,000 and the related weighted average period over which it is expected to be recognized is approximately 0.64 years. The total fair value of shares vested during the years ended December 2013, 2012, and 2011 was $822,000, $788,000, and $812,000 respectively.

SARs

There were 85,943 SARs granted during the year ended December 31, 2013. The Company uses the Black-Scholes option-pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the $10.69 per share fair value.

Year Ended December 31, 2013
Risk-free interest rate	1.29%
Expected life	7 years
Expected volatility	28.72%
Expected dividend yield	1.71%

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield for the period equal to the expected life of the SARs at the time of the grant. The expected life was derived using the historical exercise activity. The Company uses historical volatility for a period equal to the expected life of the SARs using average monthly closing market prices of the Company’s stock. The expected dividend yield is determined based on the Company’s current rate of annual dividends.

During 2013, the Company recognized SARs expense of $800,000. As of December 31, 2013, the total unrecognized compensation expense related to SARs was $945,000, and the related weighted average period over which it is expected to be recognized is 1.13 years. Changes in SARs outstanding for the year ended December 31, 2013 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2012	351,881	$27.52
Granted	85,943	$42.14
Exercised	(94,379)	$24.67
Balance at December 31, 2013	343,445	$32.01
Exercisable at December 31, 2013	166,317	$26.58

The total intrinsic value of SARs exercised during 2013 and 2012 was $2,328,000 and $1,769,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2013 was 7.33 years and the aggregate intrinsic value was $12,137,000. The average remaining contractual term for SARs exercisable as of December 31, 2012 was 7.34 years and the aggregate intrinsic value was $4,988,000.

The total compensation cost for share-based payment arrangements was $1,976,000, $1,398,000, and $1,391,000 in 2013, 2012, and 2011, respectively. The total unrecognized tax benefit related to share based compensation was $55,000, $55,000, and $316,000 in 2013, 2012, and 2011, respectively.

Note 12
Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Postage and supplies	$2,066	$2,052	$2,239
Promotional expense	2,024	2,345	1,646
Professional fees	1,340	2,183	3,141
Outside service fees	3,046	2,729	2,628
Data processing services	367	373	362
Telecommunications	955	754	641
Other	1,347	1,080	1,849
Total other operating expense	$11,145	$11,516	$12,506

Note 13
Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Current:
Federal	$6,729	$6,195	$5,372
State	448	718	980
Deferred:
Federal	39	933	1,983
State	18	41	162
Total income tax expense	$7,234	$7,887	$8,497

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for each of 2013, 2012 and 2011 to income before income tax expense, to reported income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Expected income tax expense	$10,756	$10,917	$11,027
(Reductions) increases resulting from:
Tax-exempt income	(3,297)	(3,633)	(3,760)
State taxes, net of federal benefit	303	493	742
Other, net	(528)	110	488
Total income tax expense	$7,234	$7,887	$8,497

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$4,368	$4,599
ASC 715 pension funding liability	5,444	11,744
Net operating loss carryforward[1]	298	341
Stock compensation	337	139
Supplemental executive retirement plan accrual	1,130	829
Other	569	488
Total deferred tax assets	$12,146	$18,140
Deferred tax liabilities:
Premises and equipment	(1,767)	(863)
Pension	(6,233)	(6,081)
Intangible/assets	(996)	(867)
Unrealized gain on investment in securities available-for-sale	(2,086)	(6,947)
Other	(353)	(298)
Total deferred tax liabilities	$(11,435)	$(15,056)
Net deferred tax assets	$711	$3,084

1 As of December 31, 2013, the Company had approximately $852,000 of net operating loss carry forwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carry forward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carry forward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2013 or 2012, due to management’s belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2013	2012	2011
Balance at January 1	$1,885	$2,069	$1,877
Changes in unrecognized tax benefits as a result of tax
positions taken during a prior year	(666)	(140)	287
Changes in unrecognized tax benefits as a result of tax
position taken during the current year	374	419	475
Decreases in unrecognized tax benefits relating to
settlements with taxing authorities	—	—	—
Reductions to unrecognized tax benefits as a result of a
lapse of the applicable statute of limitations	(385)	(463)	(570)
Balance at December 31	$1,208	$1,885	$2,069

At December 31, 2013, 2012 and 2011, the balance of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $861,000, $1,357,000 and $1,496,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.

As of December 31, 2013, 2012 and 2011, the Company had $41,000, $89,000 and $95,000, respectively, in accrued interest related to unrecognized tax benefits. During 2013 and 2012, the Company recorded a net reduction in accrued interest of $48,000 and $6,000, respectively, as a result of settlements with taxing authorities and other prior-year adjustments.

The Company believes it is reasonably possible that the total amount of tax benefits will decrease by approximately $251,000 over the next twelve months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2010 through 2012 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2009 through 2012.

Note 14
Contingencies

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial conditions of the Company or its subsidiaries.

Note 15
Disclosures about Fair Value of Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2013 and 2012, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2013	2012
Conditional commitments to extend credit	$5,596	$14,847
Standby letters of credit	13,168	13,316
Commercial letters of credit	3,325	3,069

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2013		2012
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$225,262	$225,262	$141,088	$141,088
Investment in securities	317,767	317,767	341,935	341,935
Loans, net	640,498	642,543	675,376	676,675
Accrued interest receivable	6,030	6,030	6,276	6,276
Total	$1,189,557	$1,191,602	$1,164,675	$1,165,974

Balance sheet liabilities:
Deposits	$582,496	$583,989	$563,708	$564,189
Accounts and drafts payable	543,953	543,953	522,761	522,761
Accrued interest payable	88	88	112	112
Total	$1,126,537	$1,128,030	$1,086,581	$1,087,062

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents The carrying amount approximates fair value.

Investment in Securities The fair value is measured on a recurring basis using Level 2 valuations. Refer to Note 3, “Investment in Securities,” for fair value and unrealized gains and losses by investment type.

Loans The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 3 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses results in a fair valuation.

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

Note 16
Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements. The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately held businesses and churches.

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

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2013, 2012 and 2011, is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
2013
Fee revenue and other income:
Income from customers	$75,010	$1,216	$346	$76,572
Intersegment income (expense)	9,637	1,479	(11,116)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	15,986	22,259	—	38,245
Intersegment income (expense)	11	(11)	—	—
Depreciation and amortization	2,638	143	115	2,896
Income taxes	2,232	5,002	—	7,234
Net income	15,237	8,133	127	23,497
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,222	—	—	3,222
Total assets	$657,604	$679,357	$(10,941)	$1,326,020
2012
Fee revenue and other income:
Income from customers	$70,376	$1,272	$(510)	$71,138
Intersegment income (expense)	9,478	1,663	(11,141)
Net interest income (expense) after provision
for loan losses:
Income from customers	18,547	21,838	—	40,385
Intersegment income (expense)	24	(24)	—	—
Depreciation and amortization	2,392	101	39	2,532
Income taxes	2,802	5,085	—	7,887
Net income	15,761	8,014	(472)	23,303
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,757	—	—	3,757
Total assets	$642,623	$668,648	$(23,884)	$1,287,387
2011
Fee revenue and other income:
Income from customers	$61,470	$1,354	$—	$62,824
Intersegment income (expense)	10,088	1,859	(11,947)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	21,030	22,681	—	43,711
Intersegment income (expense)	17	(17)	—	—
Depreciation and amortization	1,874	164	24	2,062
Income taxes	3,028	5,469	—	8,497
Net income	14,716	8,293	—	23,009
Goodwill	7,335	136	—	7,471
Other intangible assets, net	161	—	—	161
Total assets	$698,685	$622,996	$(2,380)	$1,319,301

Note 17
Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2013 through March 11, 2014, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 18
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets
	December 31,
(In thousands)	2013	2012
Assets
Cash and due from banks	$24,519	$22,709
Short-term investments	63,063	38,705
Securities available-for-sale, at fair value	317,767	316,771
Loans, net	125,316	156,935
Investments in subsidiary	76,500	67,385
Premises and equipment, net	12,276	10,436
Other assets	120,438	106,247
Total assets	$739,879	$719,188
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	543,953	522,761
Other liabilities	5,521	22,214
Total liabilities	549,474	544,975
Total shareholders’ equity	190,405	174,213
Total liabilities and shareholders’ equity	$739,879	$719,188

	Condensed Statement of Income
	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Income from subsidiary:
Interest	$12	$24	$18
Management fees	2,119	1,955	1,794
Income from subsidiary	2,131	1,979	1,812
Information services revenue	70,503	66,417	60,688
Net interest income after provision	15,069	17,563	19,933
Gain on sales of investment securities	3,677	3,145	43
Other income	527	535	701
Total income	91,907	89,639	83,177
Expenses:
Salaries and employee benefits	59,004	55,981	50,296
Other expenses	15,027	14,492	14,462
Total expenses	74,031	70,473	64,758
Income before income tax and equity in undistributed income
of subsidiary	17,876	19,166	18,419
Income tax expense	2,381	2,914	3,156
Income before undistributed income of subsidiary	15,495	16,252	15,263
Equity in undistributed income of subsidiary	7,530	7,523	7,746
Intercompany elimination	472	(472)	—
Net income	$23,497	$23,303	$23,009

	Condensed Statements of Cash Flows
	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$23,497	$23,303	$23,009
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Equity in undistributed income of subsidiary	(7,530)	(7,523)	(7,746)
Net change in other assets	(8,420)	(3,338)	(19,669)
Net change in other liabilities	(2,729)	5,603	1,655
Amortization of stock-based awards	1,177	1,201	1,390
Other, net	(4,180)	(2,673)	(7,497)
Net cash provided by (used in) operating activities	1,815	16,573	(8,858)
Cash flows from investing activities:
Net increase in securities	(15,385)	(7,697)	(37,329)
Net decrease in loans	31,619	16,319	19,068
Purchases of premises and equipment, net	(4,050)	(3,555)	(2,107)
Net cash provided by (used in) investing activities	12,184	5,067	(20,368)
Cash flows from financing activities:
Net increase (decrease) in accounts and drafts payable	21,192	(72,440)	79,094
Cash dividends paid	(8,510)	(7,361)	(6,279)
Other financing activities	(513)	(2,454)	(1,177)
Net cash provided by (used in) financing activities	12,169	(82,255)	71,638
Net increase (decrease) in cash and cash equivalents	26,168	(60,615)	42,412
Cash and cash equivalents at beginning of year	61,414	122,029	79,617
Cash and cash equivalents at end of year	$87,582	$61,414	$122,029

Note 19
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	YTD
2013
Fee revenue and other income	$18,465	$19,567	$19,695	$18,845	$76,572
Interest income	10,856	10,623	10,082	10,016	41,577
Interest expense	687	694	722	729	2,832
Net interest income	10,169	9,929	9,360	9,287	38,745
Provision for loan losses	200	300	—	—	500
Operating expense	20,389	21,017	21,384	21,296	84,086
Income tax expense	2,013	2,106	1,533	1,582	7,234
Net income	$6,032	$6,073	$6,138	$5,254	$23,497
Net income per share:
Basic earnings per share	$.53	$.53	$.54	$.45	$2.05
Diluted earnings per share	.52	.52	.53	.45	2.02
2012
Fee revenue and other income	$17,883	$18,237	$17,301	$17,717	$71,138
Interest income	11,589	11,530	11,395	11,419	45,933
Interest expense	838	760	785	765	3,148
Net interest income	10,751	10,770	10,610	10,654	42,785
Provision for loan losses	200	600	—	1,600	2,400
Operating expense	20,341	20,240	19,929	19,823	80,333
Income tax expense	2,185	2,205	1,890	1,607	7,887
Net income	$5,908	$5,962	$6,092	$5,341	$23,303
Net income per share:
Basic earnings per share	$.52	$.53	$.53	$.47	$2.05
Diluted earnings per share	.51	.52	.53	.46	2.02

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
March 11, 2014

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
March 11, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference from the following sections of the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors,” “Executive Compensation and Related Information,” and “Ownership of Securities.”

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

There were no material changes to the procedures by which shareholders may recommend nominees to the Board during the fourth quarter of fiscal 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference from the sections entitled “Election of Directors” and “Executive Compensation and Related Information” of the Company’s 2014 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference from the section entitled “Ownership of Securities” of the Company’s 2014 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2013:

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans	402,094	$32.80	728,001
approved by security
holders (1)

Equity compensation plans	_	_	_
not approved by security
holders
Total	402,094	$32.80	728,001

Note: All share and per share data have been restated to give effect to the 10% stock dividend issued on December 14, 2012.
(1) Amount disclosed relates to the Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”). The number of shares available for issuance under the Omnibus plan was increased by 435,000 upon approval of the Company’s Shareholders at the 2013 Annual Meeting of Shareholders.

Refer to Note 11 to the consolidated financial statements for information concerning the Omnibus Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s 2014 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s 2014 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this Report:

	(1) and (2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

	(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

	3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

	3.2	Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

	3.3	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

	3.4	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 18, 2007.

	10.1	1995 Restricted Stock Bonus Plan, as amended on January 19, 1999, including form of Restriction Agreement, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91456, filed with the SEC on February 16, 1999.*

	10.2	1995 Performance-Based Stock Option Plan, as amended on January 19, 1999, including forms of Option Agreements, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 33-91568, filed with the SEC on February 16, 1999.*

	10.3	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.*

	10.4	Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.*

	10.5	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

10.6	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2013.*

10.7	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

10.8	Description of Cass Information Systems, Inc. Profit Sharing Program, incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2012.*

21	Subsidiaries of registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
____________________
* Management contract or compensatory plan or arrangement.

(c) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: March 11, 2014	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2014	By	/s/	P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: March 11, 2014	By	/s/	K. Dane Brooksher
K. Dane Brooksher

Date: March 11, 2014	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber

Date: March 11, 2014	By	/s/	Bryan S. Chapell
Bryan S. Chapell

Date: March 11, 2014	By	/s/	Lawrence A. Collett
Lawrence A. Collett

Date: March 11, 2014	By	/s/	Robert A. Ebel
Robert A. Ebel

Date: March 11, 2014	By	/s/	Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: March 11, 2014	By	/s/	John L. Gillis, Jr.
John L. Gillis, Jr.

Date: March 11, 2014	By	/s/	Wayne J. Grace
Wayne J. Grace

Date: March 11, 2014	By	/s/	James J. Lindemann
James J. Lindemann

Date: March 11, 2014	By	/s/	Randall L. Schilling
Randall L. Schilling

Date: March 11, 2014	By	/s/	Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.