Form 10-Q
period 2014-03-31
CASS INFORMATION SYSTEMS INC
filed 2014-05-05
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes                                            No               X

     The number of shares outstanding of the registrant's only class of common stock as of April 28, 2014: Common stock, par value $.50 per share – 11,529,755 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	March 31, 2014 (unaudited) and December 31, 2013	3

	Consolidated Statements of Income
	Three months ended March 31, 2014 and 2013 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2014 and 2013 (unaudited)	5

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2014 and 2013 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II – Other Information – Items 1. – 6.		26

SIGNATURES		28

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Cash and due from banks	$17,583	$11,283
Interest-bearing deposits in other financial institutions	130,283	160,316
Federal funds sold and other short-term investments	51,295	53,663
Cash and cash equivalents	199,161	225,262
Securities available-for-sale, at fair value	325,112	317,767

Loans	665,101	652,177
Less: Allowance for loan losses	11,844	11,679
Loans, net	653,257	640,498
Premises and equipment, net	13,498	13,231
Investment in bank-owned life insurance	15,174	15,437
Payments in excess of funding	100,672	77,650
Goodwill	11,590	11,590
Other intangible assets, net	3,102	3,222
Other assets	20,361	21,363
Total assets	$1,341,927	$1,326,020

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$159,387	$143,841
Interest-bearing	421,816	438,655
Total deposits	581,203	582,496
Accounts and drafts payable	554,695	543,953
Other liabilities	9,727	9,144
Total liabilities	1,145,625	1,135,593

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at March 31, 2014
and December 31, 2013	5,966	5,966
Additional paid-in capital	125,278	125,062
Retained earnings	79,444	75,939
Common shares in treasury, at cost (401,392 shares at March 31,
2014 and 409,667 shares at December 31, 2013)	(11,139)	(10,980)
Accumulated other comprehensive loss	(3,247)	(5,560)
Total shareholders’ equity	196,302	190,427
Total liabilities and shareholders’ equity	$1,341,927	$1,326,020

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2014	2013
Fee Revenue and Other Income:
Information services payment and processing revenue	$18,397	$16,576
Bank service fees	285	304
Gains on sales of securities	—	1,453
Other	893	132
Total fee revenue and other income	19,575	18,465

Interest Income:
Interest and fees on loans	7,305	8,415
Interest and dividends on securities:
Taxable	5	11
Exempt from federal income taxes	2,310	2,333
Interest on federal funds sold and
other short-term investments	152	97
Total interest income	9,772	10,856

Interest Expense:
Interest on deposits	625	687
Net interest income	9,147	10,169
Provision for loan losses	—	200
Net interest income after provision for loan
losses	9,147	9,969
Total net revenue	28,722	28,434

Operating Expense:
Salaries and employee benefits	16,187	16,258
Occupancy	806	609
Equipment	1,026	908
Amortization of intangible assets	120	147
Other operating expense	2,886	2,467
Total operating expense	21,025	20,389
Income before income tax expense	7,697	8,045
Income tax expense	1,886	2,013
Net income	$5,811	$6,032

Basic earnings per share	.51	.53
Diluted earnings per share	.50	.52

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars In Thousands)

	Three Months Ended March 31,
	2014	2013
Comprehensive income:
Net income	$5,811	$6,032
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	3,688	(1,297)
Tax effect	(1,370)	482
Reclassification adjustments for gains included in net income	—	(1,454)
Tax effect	—	509
Foreign currency translation adjustments	(5)	(48)
Total comprehensive income	$8,124	$4,224

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$5,811	$6,032
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,977	1,828
Net gains on sales of securities	—	(1,453)
Stock-based compensation expense	519	421
Provision for loan losses	—	200
Increase in income tax liability	365	537
Increase in pension liability	587	625
Other operating activities, net	(479)	(3,785)
Net cash provided by operating activities	8,780	4,405

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	—	28,021
Proceeds from maturities of securities available-for-sale	4,080	4,015
Purchase of securities available-for-sale	(8,954)	—
Net (increase) decrease in loans	(12,759)	6,318
Increase in payments in excess of funding	(23,022)	(5,897)
Purchases of premises and equipment, net	(907)	(1,714)
Net cash (used in) provided by investing activities	(41,562)	30,743

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	15,546	(10,859)
Net decrease in interest-bearing demand and savings deposits	(18,770)	(13,130)
Net increase (decrease) in time deposits	1,931	(3,373)
Net increase in accounts and drafts payable	10,742	19,767
Cash dividends paid	(2,306)	(2,066)
Distribution of stock awards, net	(462)	(208)
Net cash provided by (used in) financing activities	6,681	(9,869)
Net (decrease) increase in cash and cash equivalents	(26,101)	25,279
Cash and cash equivalents at beginning of period	225,262	141,088
Cash and cash equivalents at end of period	$199,161	$166,367

Supplemental information:
Cash paid for interest	$618	$669
Cash paid for income taxes	1,323	1,445

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2013.

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

Details of the Company’s intangible assets are as follows:

	March 31, 2014		December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(1,466)	$3,933	$(1,387)
Non-compete agreements	261	(117)	261	(105)
Software	234	(176)	234	(156)
Other	500	(67)	500	(58)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,745	$(2,053)	$16,745	$(1,933)
[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the non-compete agreements over five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $120,000 and $147,000 for the three-month periods ended March 31, 2014 and 2013, respectively. Estimated future amortization of intangibles is as follows: $482,000 in 2014, $404,000 in 2015, $404,000 in 2016 and $352,000 in each of 2017 and 2018.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three months ended March 31, 2014 and 2013. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(In thousands except share and per share data)	2014	2013
Basic
Net income	$5,811	$6,032
Weighted-average common shares outstanding	11,478,116	11,422,028
Basic earnings per share	$.51	$.53
Diluted
Net income	$5,811	$6,032
Weighted-average common shares outstanding	11,478,116	11,422,028
Effect of dilutive restricted stock and stock appreciation rights	194,707	174,866
Weighted-average common shares outstanding assuming dilution	11,672,823	11,596,894
Diluted earnings per share	$.50	$.52

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 363,000 shares of the Company’s common stock. The Company did not repurchase any shares during the three-month periods ended March 31, 2014 and 2013. As of March 31, 2014, 363,000 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

Substantially all revenue originates from, and all long-lived assets are located within the United States, and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue.

Assets represent actual assets owned by Information Services and Banking Services and there is no allocation methodology used. Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Quarter Ended March 31, 2014
Fee revenue and other income:
Income from customers	$19,289	$286	$—	$19,575
Intersegment income (expense)	2,144	354	(2,498)	—
Net income	4,100	1,711	—	5,811
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,102	—	—	3,102
Total assets	672,248	679,391	(9,712)	1,341,927
Quarter Ended March 31, 2013
Fee revenue and other income
Income from customers	$18,161	$304	$—	$18,465
Intersegment income (expense)	2,568	381	(2,949)	—
Net income	3,693	2,252	87	6,032
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,610	—	—	3,610
Total assets	660,631	629,929	(10,281)	1,280,279

Note 6 – Loans by Type

A summary of loan categories is as follows:

(In thousands)	March 31, 2014	December 31, 2013
Commercial and industrial	$188,918	$171,304
Real estate
Commercial:
Mortgage	126,770	128,358
Construction	6,712	6,632
Church, church-related:
Mortgage	317,837	326,832
Construction	16,117	9,817
Industrial Revenue Bond	8,717	9,167
Other	30	67
Total loans	$665,101	$652,177

The following table presents the aging of loans by loan categories at March 31, 2014 and December 31, 2013:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
March 31, 2014
Commercial and industrial	$188,883	$28	$—	$—	$7	$188,918
Real estate
Commercial:
Mortgage	126,396	—	—	—	374	126,770
Construction	6,712	—	—	—	—	6,712
Church, church-related:
Mortgage	316,644	—	—	—	1,193	317,837
Construction	16,117	—	—	—	—	16,117
Industrial Revenue Bond	8,717	—	—	—	—	8,717
Other	30	—	—	—	—	30
Total	$663,499	$28	$—	$—	$1,574	$665,101
December 31, 2013
Commercial and industrial	$171,293	$—	$—	$—	$11	$171,304
Real estate
Commercial:
Mortgage	127,879	—	—	—	479	128,358
Construction	6,632	—	—	—	—	6,632
Church, church-related:
Mortgage	325,091	434	—	—	1,307	326,832
Construction	9,817	—	—	—	—	9,817
Industrial Revenue Bond	9,167	—	—	—	—	9,167
Other	67	—	—	—	—	67
Total	$649,946	$434	$—	$—	$1,797	$652,177

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2014 and December 31, 2013:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
March 31, 2014
Commercial and industrial	$186,308	$2,603	$7	$188,918
Real estate
Commercial:
Mortgage	109,580	16,816	374	126,770
Construction	6,712	—	—	6,712
Church, church-related:
Mortgage	314,467	2,177	1,193	317,837
Construction	16,117	—	—	16,117
Industrial Revenue Bond	8,717	—	—	8,717
Other	30	—	—	30
Total	$641,931	$21,596	$1,574	$665,101
December 31, 2013
Commercial and industrial	$167,878	$3,415	$11	$171,304
Real estate
Commercial:
Mortgage	119,521	8,358	479	128,358
Construction	6,632	—	—	6,632
Church, church-related:
Mortgage	323,291	2,234	1,307	326,832
Construction	9,817	—	—	9,817
Industrial Revenue Bond	9,167	—	—	9,167
Other	67	—	—	67
Total	$636,373	$14,007	$1,797	$652,177
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At March 31, 2014 and December 31, 2013, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no loans delinquent 90 days or more and still accruing interest at March 31, 2014 and December 31, 2013. There were no loans classified as troubled debt restructuring at March 31, 2014 and December 31, 2013.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of March 31, 2014, and December 31, 2013.

The following table presents the recorded investment and unpaid principal balance for impaired loans at March 31, 2014 and December 31, 2013:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2014
Commercial and industrial:
Nonaccrual	$7	$7	$3
Real estate
Commercial – Mortgage:
Nonaccrual	374	374	—
Church – Mortgage:
Nonaccrual	1,193	1,193	178
Total impaired loans	$1,574	$1,574	$181
December 31, 2013
Commercial and industrial:
Nonaccrual	$11	$11	$6
Real estate
Commercial – Mortgage:
Nonaccrual	479	479	89
Church – Mortgage:
Nonaccrual	1,307	1,307	223
Total impaired loans	$1,797	$1,797	$318

A summary of the activity in the allowance for loan losses from December 31, 2013 to March 31, 2014 is as follows:

	December 31,	Charge-			March 31,
(In thousands)	2013	Offs	Recoveries	Provision	2014
Commercial and industrial	$3,036	$—	$19	$(267)	$2,788
Real estate
Commercial:
Mortgage	3,946	—	221	276	4,443
Construction	151	—	—	(4)	147
Church, church-related:
Mortgage	4,354	76	1	(67)	4,212
Construction	124	—	—	68	192
Industrial Revenue Bond	68	—	—	(6)	62
Other	—	—	—	—	—
Total	$11,679	$76	$241	$—	$11,844

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2014 and December 31, 2013, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2014, the balance of unused loan commitments, standby and commercial letters of credit were $15,629,000, $12,104,000, and $2,832,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at March 31, 2014:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$7,762	$1,337	$2,159	$1,775	$2,491
Time deposits	100,927	86,838	12,517	1,572	—
Total	$108,689	$88,175	$14,676	$3,347	$2,491

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the three months ended March 31, 2014, 16,399 restricted shares and 37,213 SARs were granted under the Omnibus Plan.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of March 31, 2014, the total unrecognized compensation expense related to non-vested restricted shares was $1,805,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended
	March 31, 2014
	Shares	Fair Value
Balance at December 31, 2013	58,649	$37.45
Granted	16,399	$61.45
Vested	(23,391)	$34.94
Balance at March 31, 2014	51,657	$46.20

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of March 31, 2014, the total unrecognized compensation expense was $1,409,000, and the related weighted-average period over which it is expected to be recognized is 1.6 years. Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2014:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2013	343,445	$32.01	7.33	$12,137
Granted	37,213	$61.64
Exercised	(7,261)	$35.00
Outstanding at March 31, 2014	373,397	$34.91	7.35	$6,219
Exercisable at March 31, 2014	248,415	$29.40	6.52	$5,506

Following is a summary of the activity of the non-vested SARs during the three-month period ended March 31, 2014:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2013	177,128	$37.11
Granted	37,213	$61.64
Vested	(89,359)	$35.09
Non-vested at March 31, 2014	124,982	$45.85

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the per-share fair value of SARs granted:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	2.38%	1.29%
Expected life	7 yrs.	7 yrs.
Expected volatility	28.11%	28.72%
Expected dividend yield	1.30%	1.71%

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

Note 9 – Defined Pension Plans

The Company has a noncontributory defined-benefit pension plan, which covers most of its employees. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years. Disclosure information is based on a measurement date of December 31 of the corresponding year. The following table represents the components of the net periodic pension costs:

	Estimated	Actual
(In thousands)	2014	2013
Service cost – benefits earned during the year	$3,073	$3,452
Interest cost on projected benefit obligations	3,132	2,819
Expected return on plan assets	(4,958)	(4,469)
Net amortization and deferral	393	1,729
Net periodic pension cost	$1,640	$3,531

Pension costs recorded to expense were $410,000 and $935,000 for the three-month periods ended March 31, 2014 and 2013, respectively. Pension costs declined significantly in 2014 due to an increase in the discount rate assumption and the favorable asset return in 2013. The Company made no contribution to the plan during the three-month period ended March 31, 2014 and is evaluating the amount of additional contributions, if any, in 2014.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2013 and an estimate for 2014:

	Estimated	Actual
(In thousands)	2014	2013
Service cost – benefits earned during the year	$136	$144
Interest cost on projected benefit obligation	377	335
Net amortization	431	551
Net periodic pension cost	$944	$1,030

Pension costs recorded to expense were $236,000 and $260,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

Note 10 – Income Taxes

As of March 31, 2014, the Company’s unrecognized tax benefits were approximately $1,277,000, of which $914,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2013, the Company's unrecognized tax benefits were approximately $1,208,000, of which $861,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $251,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $50,000 and $41,000 of gross interest accrued as of March 31, 2014 and December 31, 2013, respectively. There were no penalties for unrecognized tax benefits accrued at March 31, 2014 and December 31, 2013.

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

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$312,059	$10,801	$1,498	$321,362
Certificates of deposit	3,750	—	—	3,750
Total	$315,809	$10,801	$1,498	$325,112

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$308,403	$8,537	$2,923	$314,017
Certificates of deposit	3,750	—	—	3,750
Total	$312,153	$8,537	$2,923	$317,767

The fair values of securities with unrealized losses are as follows:

	March 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$57,966	$1,311	$3,606	$187	$61,572	$1,498
Certificates of deposit	—	—	—	—	—	—
Total	$57,966	$1,311	$3,606	$187	$61,572	$1,498

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$101,792	$2,661	$3,554	$262	$105,346	$2,923
Certificates of deposit	—	—	—	—	—	—
Total	$101,792	$2,661	$3,554	$262	$105,346	$2,923

There were 56 securities, or 17% of the total (three greater than 12 months), in an unrealized loss position as of March 31, 2014. There were 102 securities, or 31% of the total (three greater than 12 months), in an unrealized loss position as of December 31, 2013. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2014
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$19,013	$19,303
Due after 1 year through 5 years	71,441	75,511
Due after 5 years through 10 years	147,006	150,185
Due after 10 years	78,349	80,113
Total	$315,809	$325,112

Proceeds from sales of investment securities classified as available for sale were $0 and $28,021,000 for the three months ended March 31, 2014 and 2013, respectively. Gross realized gains were $0 and $1,453,000 for the three months ended March 31, 2014 and 2013, respectively. There were two securities totaling $3,750,000 pledged to secure public deposits and for other purposes at March 31, 2014.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2014		December 31, 2013
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$199,161	$199,161	$225,262	$225,262
Investment securities	325,112	325,112	317,767	317,767
Loans, net	653,257	659,989	640,498	642,543
Accrued interest receivable	5,432	5,432	6,030	6,030
Total	$1,182,962	$1,189,694	$1,189,557	$1,191,602
Balance sheet liabilities:
Deposits	$581,203	$581,486	$582,496	$583,989
Accounts and drafts payable	554,695	554,695	543,953	543,953
Accrued interest payable	95	95	88	88
Total	$1,135,993	$1,136,276	$1,126,537	$1,128,030

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

Impaired loans are valued using the fair value of the collateral which is based upon an observable market price or a current appraised value and therefore, the fair value is a nonrecurring Level 3 valuation.

Accrued Interest Receivable - The carrying amount approximates fair value.

Deposits - The fair value of demand deposits, savings deposits and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and therefore, is a Level 2 valuation. The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market or the benefit derived from the customer relationship inherent in existing deposits

Accounts and Drafts Payable - The carrying amount approximates fair value.

Accrued Interest - The carrying amount approximates fair value.

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2014 and 2013. No financial instruments are measured using Level 3 inputs for the three months ended March 31, 2014 and 2013.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2014, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Company’s services include transportation invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and other facility related expenses. Cass is also in the telecommunications expense management market which includes bill processing and expense management solutions. Cass extracts, stores, and presents information from transportation, energy, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary (the “Bank”), also provides banking services in the St. Louis metropolitan area, Orange County, California, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as transportation, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2013 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

Currently, management views Cass’ major opportunity as the continued expansion of its payment and information processing service offerings and customer base. Management intends to accomplish this by maintaining the Company’s leadership position in applied technology, which when combined with the security and processing controls of the Bank, makes Cass unique in the industry.

Critical Accounting Policies

The Company has prepared the consolidated financial statements in this report in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

Investment in Debt Securities. The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers whether it is more likely than not that the Company will not be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to period-end and forecasted performance of the investee.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the three-month period ended March 31, 2014 or for the fiscal year ended December 31, 2013, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as determined by an independent research firm. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Pension Plans. The amounts recognized in the unaudited consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2013, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10 to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s long-term rate of return assumptions for the past three fiscal years ended December 31, and management believes they are not reasonably likely to change in the future. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2014 (“First Quarter of 2014”) compared to the three-month period ended March 31, 2013 (“First Quarter of 2013”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2013 Annual Report on Form 10-K. Results of operations for the First Quarter of 2014 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
			%
(In thousands except per share data)	2014	2013	Change
Net income	$5,811	$6,032	(3.7%)
Diluted earnings per share	$.50	$.52	(3.8%)
Return on average assets	1.70%	1.86%	—
Return on average equity	12.26%	14.06%	—

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

	First Quarter of
			%
(In thousands)	2014	2013	Change
Transportation invoice transaction volume	7,759	7,344	5.7%
Transportation invoice dollar volume	$5,892,571	$5,415,365	8.8%
Expense management transaction volume*	5,095	4,618	10.3%
Expense management dollar volume	$3,274,553	$2,640,243	24.0%
Payment and processing revenue	$18,397	$16,576	11.0%
*	Includes energy, telecom and environmental

First Quarter of 2014 compared to First Quarter of 2013:

The strong growth of 11% in payment and processing fee revenue was driven mainly by a large number of new customers added during the past year. Growth was across the board as both the transportation and expense management groups posted strong increases in transaction and revenue activity.

Bank service fees were approximately the same. There were no gains on sales of securities in the First Quarter of 2014, compared to $1,453,000 in the First Quarter of 2013.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	First Quarter of
			%
(In thousands)	2014	2013	Change
Average earnings assets	$1,235,622	$1,165,993	6.0%
Average interest-bearing liabilities	422,004	404,988	4.2%
Net interest income*	10,413	11,378	(8.5%)
Net interest margin*	3.42%	3.96%	—
Yield on earning assets*	3.62%	4.20%	—
Rate on interest-bearing liabilities	.60%	.69%	—
*	Presented on a tax-equivalent basis assuming a tax rate of 35%.

First Quarter of 2014 compared to First Quarter of 2013:

First Quarter of 2014 average earning assets increased $69,629,000, or 6%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2014 as the general level of interest rates remains low and the impact becomes more pronounced as longer-term, higher-yielding assets re-price, mature or are sold.

Total average loans decreased $29,205,000, or 4.31%, for the First Quarter of 2014 as compared to the First Quarter of 2013 due to continuing competition from other lenders. Average investment securities increased $9,824,000, or 3.28%, for the First Quarter of 2014.

Total average interest-bearing deposits for the First Quarter of 2014 increased $17,016,000, or 4.20%, compared to the First Quarter of 2013. Average accounts and drafts payable increased $35,740,000, or 6.21%, for the First Quarter of 2014 due to the increase in processing activity.

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

	First Quarter of 2014			First Quarter of 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$639,604	$7,263	4.61%	$677,048	$8,414	5.04%
Tax-exempt[4]	8,868	64	2.93	629	1.64
Investment securities[5]:
Taxable	1,085	1.37		1,030	1.39
Tax-exempt[4]	308,594	3,554	4.67	298,825	3,542	4.81
Certificates of deposit	3,750	4.43		6,742	10.60
Interest-bearing deposits in
other financial institutions	151,394	114.31		84,747	69.33
Federal funds sold and other
short-term investments	122,327	38.13		96,972	28.12
Total earning assets	1,235,622	11,038	3.62	1,165,993	12,065	4.20
Non-earning assets
Cash and due from banks	11,970			12,350
Premises and equipment, net	13,375			11,535
Bank-owned life insurance	15,367			14,959
Goodwill and other
intangibles	14,763			15,288
Other assets	105,637			107,142
Allowance for loan losses	(11,770)			(12,058)
Total assets	$1,384,964			$1,315,209
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$304,717	$380.51%		$274,445	$411.61%
Savings deposits	16,431	23.57		18,630	29.63
Time deposits >= $100	36,945	89.98		34,903	95	1.10
Other time deposits	63,910	133.84		77,010	152.80
Federal Funds purchased	1	—	—	—	—	—
Total interest-bearing deposits	422,004	625.60		404,988	687.69
Non-interest bearing liabilities
Demand deposits	150,160			136,078
Accounts and drafts payable	611,121			575,381
Other liabilities	9,463			24,734
Total liabilities	1,192,748			1,141,181
Shareholders’ equity	192,216			174,028
Total liabilities and
shareholders’ equity	$1,384,964			$1,315,209
Net interest income		$10,413			$11,378
Net interest margin			3.42%			3.96%
Interest spread			3.02			3.51
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2013 consolidated financial statements, filed with the Company’s 2013 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $50,000 and $65,000 for the First Quarter of 2014 and 2013, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,266,000 and $1,209,000 for the First Quarter of 2014 and 2013, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	First Quarter of 2014 Over
	First Quarter of 2013
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(450)	$(701)	$(1,151)
Tax-exempt[3]	50	13	63
Investment securities:
Taxable	—	—	—
Tax-exempt[3]	115	(103)	12
Certificates of deposit	(4)	(2)	(6)
Interest-bearing deposits in other financial institutions	51	(6)	45
Federal funds sold and other short-term investments	8	2	10
Total interest income	(230)	(797)	(1,027)
Interest expense on:
Interest-bearing demand deposits	42	(73)	(31)
Savings deposits	(3)	(3)	(6)
Time deposits of >=$100	5	(11)	(6)
Other time deposits	(27)	8	(19)
Total interest expense	17	(79)	(62)
Net interest income	$(247)	$(718)	$(965)
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A significant determinant of the Company's operating results is the provision for loan losses. Provision for loan losses were $0 and $200,000 during the First Quarter of 2014 and the First Quarter of 2013, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries during the First Quarter of 2014 were $165,000 and net loan charge-offs during the First Quarter of 2013 were $1,525,000.

The allowance for loan losses at March 31, 2014 was $11,844,000 and at December 31, 2013 was $11,679,000. The ratio of allowance for loan losses to total loans outstanding at March 31, 2014 was 1.78% compared to 1.79% at December 31, 2013. Nonperforming loans were $1,574,000, or ..24%, of total loans at March 31, 2014 compared to $1,797,000, or .3%, of total loans at December 31, 2013. These loans, which are also considered impaired, consisted of four nonaccrual loans at March 31, 2014. Total nonaccrual loans increased $666,000 from March 31, 2013 to March 31, 2014, primarily due to the addition of one loan.

In addition to the loans discussed above, at March 31, 2014 one loan of $4,206,000 not included in the table below was identified by management as subject to special monitoring. This loan possesses some credit deficiency and potential weakness which requires a high level of management attention.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the allowance for loan losses:

	First Quarter of
(In thousands)	2014	2013
Allowance at beginning of period	$11,679	$12,357
Provision charged to expense	—	200
Loans charged off	(76)	(1,529)
Recoveries on loans previously charged off	241	4
Net recoveries (loans charged off)	165	(1,525)
Allowance at end of period	$11,844	$11,032
Loans outstanding:
Average	$648,472	$677,677
March 31	665,101	679,890
Ratio of allowance for loan losses to loans outstanding:
Average	1.83%	1.63%
March 31	1.78	1.62
Impaired loans:
Nonaccrual loans	$1,574	$908
Loans past due 90 days or more	—	—
Troubled debt restructurings	—	—
Total impaired loans	$1,574	$908
Foreclosed assets	$—	1,322
Impaired loans as percentage of average loans	.24%	.13%

The Bank had no property carried as other real estate owned as of March 31, 2014 and two properties carried as other real estate owned of $1,322,000 as of March 31, 2013.

Operating Expenses

Total operating expenses for the First Quarter of 2014 were up 3.12%, or $636,000, compared to the First Quarter of 2013.

Salaries and benefits expense for the First Quarter of 2014 decreased slightly to $16,187,000 compared to the First Quarter of 2013 due to lower pension costs which offset the Company’s continued investment in staff to support current growth and future new business.

Occupancy expense for the First Quarter of 2014 increased $197,000 to $806,000 from the First Quarter of 2013 due to the expansion of the Company’s operating facilities for its transportation and waste management operations.

Equipment expense for the First Quarter of 2014 increased $118,000, or 13.00%, compared to the First Quarter of 2013 due to depreciation on the global processing systems.

Amortization of intangible assets decreased $27,000 in the First Quarter of 2014 as compared to the prior year period.

Other operating expenses for the First Quarter of 2014 increased $419,000, or 16.98%, compared to the First Quarter of 2013 due to an increase in legal fees.

Income tax expense for the First Quarter of 2014 decreased $127,000 compared to the First Quarter of 2013. The effective tax rate was 24.50% and 25.02% for the First Quarters of 2014 and 2013, respectively.

Financial Condition

Total assets at March 31, 2014 were $1,341,927,000, an increase of $15,907,000, or 1.20%, from December 31, 2013. The most significant changes in asset balances during this period were an increase in payment in excess of funding of $23,022,000 and an increase in loans of $12,759,000 offset by a decrease of $30,033,000 in interest-bearing deposits. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2014 were $1,145,625,000, an increase of $10,032,000, or less than 1%, from December 31, 2013. Accounts and drafts payable at March 31, 2014 were $554,695,000, an increase of $10,742,000, or 1.97%, from December 31, 2013. Total shareholders’ equity at March 31, 2014 was $196,302,000, a $5,875,000, or 3.09%, increase from December 31, 2013.

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

The increase in total shareholders’ equity of $5,875,000 resulted primarily from net income of $5,811,000 plus a decrease of $2,313,000 in accumulated other comprehensive loss offset by dividends paid of $2,306,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $199,161,000 at March 31, 2014, a decrease of $26,101,000, or 11.59%, from December 31, 2013. At March 31, 2014, these assets represented 14.84% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $325,112,000 at March 31, 2014, an increase of $7,345,000 from December 31, 2013. These assets represented 24.23% of total assets at March 31, 2014. Of this total, 99% were state and political subdivision securities. Of the total portfolio, 5.94% mature in one year, 23.23% mature in one to five years, and 70.83% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also had secured lines of credit with the Federal Home Loan Bank of $170,751,000 collateralized by commercial mortgage loans. The Company also has a secured line of credit of $50,000,000 with UMB Bank. There were no amounts outstanding under any line of credit as of March 31, 2014 or December 31, 2013.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $63,998,000 of CDARS deposits and interest-bearing demand deposits include $54,529,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $8,780,000 for the three months ended March 31, 2014, compared with $4,405,000 for the three months ended March 31, 2013, an increase of $4,375,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2014, which are estimated to be less than $5,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$196,139	21.78%	$191,984	22.27%
Cass Commercial Bank	85,067	15.31%	83,168	15.38%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$184,874	20.53%	$181,198	21.02%
Cass Commercial Bank	78,106	14.05%	76,395	14.13%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$184,874	13.49%	$181,198	13.12%
Cass Commercial Bank	78,106	11.64%	76,395	11.37%

Effective July 2, 2013, the Federal Reserve Board approved final rules known as the “Basel III Capital Rules” that substantially revise the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules implement aspects of the Basel III capital framework agreed upon by the Basel Committee and incorporates changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, the Basel III Capital Rules establish stricter capital requirements and calculation standards, as well as more restrictive risk weightings for certain loans and facilities. The Basel III Capital Rules will come into effect for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2014 has changed materially from that at December 31, 2013.

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

There were no changes in the First Quarter of 2014 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2014.

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

CASS INFORMATION SYSTEMS, INC.

DATE:	May 5, 2014	By	/s/ Eric H. Brunngraber

Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 5, 2014	By	/s/ P. Stephen Appelbaum

P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)