Form 10-Q
period 2014-06-30
CASS INFORMATION SYSTEMS INC
filed 2014-08-04
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes                                            No               X

     The number of shares outstanding of the registrant's only class of common stock as of July 30, 2014: Common stock, par value $.50 per share – 11,535,430 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	June 30, 2014 (unaudited) and December 31, 2013	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2014 and 2013 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2014 and 2013 (unaudited)	5

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2014 and 2013 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4.	CONTROLS AND PROCEDURES	28

PART II – Other Information – Items 1. – 6.		28

SIGNATURES		30

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30,
	2014	December 31,
	(Unaudited)	2013
Assets
Cash and due from banks	$19,790	$11,283
Interest-bearing deposits in other financial institutions	108,102	160,316
Federal funds sold and other short-term investments	53,831	53,663
Cash and cash equivalents	181,723	225,262
Securities available-for-sale, at fair value	327,469	317,767

Loans	665,703	652,177
Less: Allowance for loan losses	11,853	11,679
Loans, net	653,850	640,498
Premises and equipment, net	14,823	13,231
Investment in bank-owned life insurance	15,299	15,437
Payments in excess of funding	124,277	77,650
Goodwill	11,590	11,590
Other intangible assets, net	2,981	3,222
Other assets	19,699	21,363
Total assets	$1,351,711	$1,326,020

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$147,664	$143,841
Interest-bearing	403,847	438,655
Total deposits	551,511	582,496
Accounts and drafts payable	585,858	543,953
Other liabilities	11,661	9,144
Total liabilities	1,149,030	1,135,593

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at June 30, 2014
and December 31, 2013	5,966	5,966
Additional paid-in capital	125,646	125,062
Retained earnings	83,173	75,939
Common shares in treasury, at cost (395,717 shares at June 30,
2014 and 409,667 shares at December 31, 2013)	(10,983)	(10,980)
Accumulated other comprehensive loss	(1,121)	(5,560)
Total shareholders’ equity	202,681	190,427
Total liabilities and shareholders’ equity	$1,351,711	$1,326,020

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Fee Revenue and Other Income:
Information services payment and processing	$19,554	$17,448	$37,951	$34,024
revenue
Bank service fees	271	302	556	606
Gains on sales of securities	—	1,684	—	3,137
Other	127	133	1,020	265
Total fee revenue and other income	19,952	19,567	39,527	38,032

Interest Income:
Interest and fees on loans	7,475	8,343	14,780	16,758
Interest and dividends on securities:
Taxable	9	18	14	29
Exempt from federal income taxes	2,352	2,141	4,662	4,474
Interest on federal funds sold and
other short-term investments	139	121	291	218
Total interest income	9,975	10,623	19,747	21,479

Interest Expense:
Interest on deposits	628	694	1,253	1,381
Net interest income	9,347	9,929	18,494	20,098
Provision for loan losses	—	300	—	500
Net interest income after provision for loan
losses	9,347	9,629	18,494	19,598
Total net revenue	29,299	29,196	58,021	57,630

Operating Expense:
Salaries and employee benefits	16,464	16,280	32,651	32,538
Occupancy	756	735	1,562	1,344
Equipment	1,121	923	2,147	1,831
Amortization of intangible assets	121	147	241	294
Other operating expense	2,844	2,932	5,730	5,399
Total operating expense	21,306	21,017	42,331	41,406
Income before income tax expense	7,993	8,179	15,690	16,224
Income tax expense	1,958	2,106	3,844	4,119
Net income	$6,035	$6,073	$11,846	$12,105

Basic earnings per share	$.52	$.53	$1.03	$1.06
Diluted earnings per share	.52	.52	1.02	1.04

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$6,035	$6,073	$11,846	$12,105
Other comprehensive income:
Net unrealized gain (loss) on securities
available-for-sale	3,395	(7,895)	7,084	(9,192)
Tax effect	(1,261)	2,933	(2,632)	3,415

Reclassification adjustments for gains
included in net income	—	(1,685)	—	(3,137)
Tax effect	—	591	—	1,098

Foreign currency translation adjustments	(8)	25	(13)	(23)
Total comprehensive income	$8,161	$42	$16,285	$4,266

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$11,846	$12,105
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,051	3,275
Net gains on sales of securities	—	(3,137)
Stock-based compensation expense	1,031	918
Provision for loan losses	—	500
Increase in income tax liability	923	1,109
Increase in pension liability	356	1,253
Other operating activities, net	395	(1,459)
Net cash provided by operating activities	18,602	14,564

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	—	63,660
Proceeds from maturities of securities available-for-sale	8,290	6,803
Purchase of securities available-for-sale	(13,362)	(16,030)
Net (increase) decrease in loans	(13,352)	16,406
Increase in payments in excess of funding	(46,627)	(10,451)
Purchases of premises and equipment, net	(2,948)	(2,284)
Net cash (used in) provided by investing activities	(67,999)	58,104

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	3,823	(8,237)
Net decrease in interest-bearing demand and savings deposits	(21,153)	(9,519)
Net decrease in time deposits	(13,655)	(4,943)
Net increase in accounts and drafts payable	41,905	83,309
Cash dividends paid	(4,612)	(4,135)
Distribution of stock awards, net	(450)	(378)
Net cash provided by financing activities	5,858	56,097
Net (decrease) increase in cash and cash equivalents	(43,539)	128,765
Cash and cash equivalents at beginning of period	225,262	141,088
Cash and cash equivalents at end of period	$181,723	$269,853

Supplemental information:
Cash paid for interest	$1,103	$1,398
Cash paid for income taxes	2,737	2,991

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

Details of the Company’s intangible assets are as follows:

	June 30, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(1,546)	$3,933	$(1,387)
Non-compete agreements	261	(131)	261	(105)
Software	234	(195)	234	(156)
Other	500	(75)	500	(58)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,745	$(2,174)	$16,745	$(1,933)

[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the non-compete agreements over five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $241,000 and $294,000 for the six-month periods ended June 30, 2014 and 2013, respectively. Estimated future amortization of intangibles is as follows: $482,000 in 2014, $404,000 in 2015, $404,000 in 2016 and $352,000 in each of 2017 and 2018.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the six months ended June 30, 2014 and 2013. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share data)	2014	2013	2014	2013
Basic
Net income	$6,035	$6,073	$11,846	$12,105
Weighted-average common shares
outstanding	11,489,423	11,428,984	11,483,801	11,425,525
Basic earnings per share	$.52	$.53	$1.03	$1.06
Diluted
Net income	$6,035	$6,073	$11,846	$12,105
Weighted-average common shares
outstanding	11,489,423	11,428,984	11,483,801	11,425,525
Effect of dilutive restricted stock
and stock appreciation rights	169,724	187,403	182,146	181,169
Weighted-average common shares
outstanding assuming dilution	11,659,147	11,616,387	11,665,947	11,606,694
Diluted earnings per share	$.52	$.52	$1.02	$1.04

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 363,000 shares of the Company’s common stock. The Company did not repurchase any shares during the six-month periods ended June 30, 2014 and 2013. As of June 30, 2014, 363,000 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

Substantially all revenue originates from, and all long-lived assets are located within, the United States, and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue.

Assets represent actual assets owned by Information Services and Banking Services and there is no allocation methodology used. Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively.

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended June 30, 2014
Fee revenue and other income:
Income from customers	$23,737	$5,562	$—	$29,299
Intersegment income (expense)	2,160	374	(2,534)	—
Net income	4,280	1,755	—	6,035
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,981	—	—	2,981
Total assets	709,693	663,546	(21,528)	1,351,711
Three Months Ended June 30, 2013
Fee revenue and other income
Income from customers	$23,309	$5,887	$—	$29,196
Intersegment income (expense)	2,279	386	(2,665)	—
Net income	4,166	1,868	39	6,073
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,463	—	—	3,463
Total assets	720,841	641,114	(13,421)	1,348,534
Six Months Ended June 30, 2014
Fee revenue and other income:
Income from customers	$46,952	$11,069	$—	$58,021
Intersegment income (expense)	4,302	730	(5,032)	—
Net income	8,380	3,466	—	11,846
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,981	—	—	2,981
Total assets	709,693	663,546	(21,528)	1,351,711
Six Months Ended June 30, 2013
Fee revenue and other income
Income from customers	$45,769	$11,861	$—	$57,630
Intersegment income (expense)	4,845	769	(5,614)	—
Net income	7,859	4,120	126	12,105
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,463	—	—	3,463
Total assets	720,841	641,114	(13,421)	1,348,534

Note 6 – Loans by Type

A summary of loan categories is as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Commercial and industrial	$202,255	$171,304
Real estate
Commercial:
Mortgage	120,536	128,358
Construction	6,712	6,632
Church, church-related:
Mortgage	313,793	326,832
Construction	14,061	9,817
Industrial Revenue Bond	8,266	9,167
Other	80	67
Total loans	$665,703	$652,177

The following table presents the aging of loans by loan categories at June 30, 2014 and December 31, 2013:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
June 30, 2014
Commercial and industrial	$202,255	$—	$—	$—	$—	$202,255
Real estate
Commercial:
Mortgage	120,168	—	—	—	368	120,536
Construction	6,712	—	—	—	—	6,712
Church, church-related:
Mortgage	312,642	—	—	—	1,151	313,793
Construction	14,061	—	—	—	—	14,061
Industrial Revenue Bond	8,266	—	—	—	—	8,266
Other	80	—	—	—	—	80
Total	$664,184	$—	$—	$—	$1,519	$665,703
December 31, 2013
Commercial and industrial	$171,293	$—	$—	$—	$11	$171,304
Real estate
Commercial:
Mortgage	127,879	—	—	—	479	128,358
Construction	6,632	—	—	—	—	6,632
Church, church-related:
Mortgage	325,091	434	—	—	1,307	326,832
Construction	9,817	—	—	—	—	9,817
Industrial Revenue Bond	9,167	—	—	—	—	9,167
Other	67	—	—	—	—	67
Total	$649,946	$434	$—	$—	$1,797	$652,177

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2014 and December 31, 2013:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
June 30, 2014
Commercial and industrial	$198,643	$3,612	$—	$202,255
Real estate
Commercial:
Mortgage	103,658	16,510	368	120,536
Construction	6,712	—	—	6,712
Church, church-related:
Mortgage	312,126	516	1,151	313,793
Construction	14,061	—	—	14,061
Industrial Revenue Bond	8,266	—	—	8,266
Other	80	—	—	80
Total	$643,546	$20,638	$1,519	$665,703
December 31, 2013
Commercial and industrial	$167,878	$3,415	$11	$171,304
Real estate
Commercial:
Mortgage	119,521	8,358	479	128,358
Construction	6,632	—	—	6,632
Church, church-related:
Mortgage	323,291	2,234	1,307	326,832
Construction	9,817	—	—	9,817
Industrial Revenue Bond	9,167	—	—	9,167
Other	67	—	—	67
Total	$636,373	$14,007	$1,797	$652,177

[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At June 30, 2014 and December 31, 2013, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no loans delinquent 90 days or more and still accruing interest at June 30, 2014 and December 31, 2013. There were no loans classified as troubled debt restructuring at June 30, 2014 and December 31, 2013.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of June 30, 2014, and December 31, 2013.

The following table presents the recorded investment and unpaid principal balance for impaired loans at June 30, 2014 and December 31, 2013:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
June 30, 2014
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	368	368	—
Church – Mortgage:
Nonaccrual	1,151	1,151	171
Total impaired loans	$1,519	$1,519	$171
December 31, 2013
Commercial and industrial:
Nonaccrual	$11	$11	$6
Real estate
Commercial – Mortgage:
Nonaccrual	479	479	89
Church – Mortgage:
Nonaccrual	1,307	1,307	223
Total impaired loans	$1,797	$1,797	$318

A summary of the activity in the allowance for loan losses from December 31, 2013 to June 30, 2014 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2013	Offs	Recoveries	Provision	2014
Commercial and industrial	$3,036	$3	$30	$18	$3,081
Real estate
Commercial:
Mortgage	3,946	—	221	335	4,502
Construction	151	—	—	(8)	143
Church, church-related:
Mortgage	4,354	76	2	(384)	3,896
Construction	124	—	—	49	173
Industrial Revenue Bond	68	—	—	(11)	57
Other	—	—	—	1	1
Total	$11,679	$79	$253	$0	$11,853

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2014 and December 31, 2013, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2014, the balance of unused loan commitments, standby and commercial letters of credit were $14,298,000, $11,422,000, and $2,669,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at June 30, 2014:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$8,878	$1,340	$2,467	$2,026	$3,045
Time deposits	85,341	73,650	10,222	1,469	—
Total	$94,219	$74,990	$12,689	$3,495	$3,045

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the six months ended June 30, 2014, 21,990 restricted shares and 37,213 SARs were granted under the Omnibus Plan.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of June 30, 2014, the total unrecognized compensation expense related to non-vested restricted shares was $1,770,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.0 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended
	June 30, 2014
	Shares	Fair Value
Balance at December 31, 2013	58,649	$37.45
Granted	21,990	$59.24
Vested	(29,954)	$35.27
Balance at June 30, 2014	50,685	$48.19

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of June 30, 2014, the total unrecognized compensation expense was $1,211,000, and the related weighted-average period over which it is expected to be recognized is 1.5 years. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2014:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2013	343,445	$32.01	7.33	$12,137
Granted	37,213	$61.64
Exercised	(7,605)	$34.77
Outstanding at June 30, 2014	373,053	$34.91	7.10	$5,435
Exercisable at June 30, 2014	248,071	$29.40	6.27	$4,982

Following is a summary of the activity of the non-vested SARs during the six-month period ended June 30, 2014:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2013	177,128	$37.11
Granted	37,213	$61.64
Vested	(89,359)	$35.09
Non-vested at June 30, 2014	124,982	$45.85

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

Pension costs recorded to expense were $410,000 and $923,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and totaled $820,000 and $1,858,000 for the six-month periods ended June 30, 2014 and 2013, respectively. Pension costs declined significantly in 2014 due to an increase in the discount rate assumption and the favorable asset return in 2013. The Company made no contribution to the plan during the six-month period ended June 30, 2014 and is evaluating the amount of additional contributions, if any, in 2014.

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

Pension costs recorded to expense were $236,000 and $255,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and were $472,000 and $515,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

Note 10 – Income Taxes

As of June 30, 2014, the Company’s unrecognized tax benefits were approximately $1,345,000, of which $968,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2013, the Company's unrecognized tax benefits were approximately $1,208,000, of which $861,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $251,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $58,000 and $41,000 of gross interest accrued as of June 30, 2014 and December 31, 2013, respectively. There were no penalties for unrecognized tax benefits accrued at June 30, 2014 and December 31, 2013.

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

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$311,021	$13,238	$540	$323,719
Certificates of deposit	3,750	—	—	3,750
Total	$314,771	$13,238	$540	$327,469

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$308,403	$8,537	$2,923	$314,017
Certificates of deposit	3,750	—	—	3,750
Total	$312,153	$8,537	$2,923	$317,767

The fair values of securities with unrealized losses are as follows:

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$3,834	$2	$36,578	$538	$40,412	$540
Certificates of deposit	—	—	—	—	—	—
Total	$3,834	$2	$3,578	$538	$40,412	$540

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$101,792	$2,661	$3,554	$262	$105,346	$2,923
Certificates of deposit	—	—	—	—	—	—
Total	$101,792	$2,661	$3,554	$262	$105,346	$2,923

There were 36 securities, or 11% of the total (four greater than 12 months), in an unrealized loss position as of June 30, 2014. There were 102 securities, or 31% of the total (three greater than 12 months), in an unrealized loss position as of December 31, 2013. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2014
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$21,417	$21,789
Due after 1 year through 5 years	72,344	76,417
Due after 5 years through 10 years	144,456	149,664
Due after 10 years	76,554	79,599
Total	$314,771	$327,469

Proceeds from sales of investment securities classified as available for sale were $0 and $35,639,000 for the three months ended June 30, 2014 and 2013, respectively, and were $0 and $63,660,000 for the six months ended June 30, 2014 and 2013, respectively. Gross realized gains were $0 and $1,684,000 for the three months ended June 30, 2014 and 2013, respectively, and were $0 and $3,137,000 for the six months ended June 30, 2014 and 2013, respectively. There were two securities totaling $3,750,000 pledged to secure public deposits and for other purposes at June 30, 2014.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2014		December 31, 2013
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$181,723	$181,723	$225,262	$225,262
Investment securities	327,469	327,469	317,767	317,767
Loans, net	653,850	652,982	640,498	642,543
Accrued interest receivable	6,180	6,180	6,030	6,030
Total	$1,169,222	$1,168,354	$1,189,557	$1,191,602
Balance sheet liabilities:
Deposits	$551,511	$551,805	$582,496	$583,989
Accounts and drafts payable	585,858	585,858	543,953	543,953
Accrued interest payable	70	70	88	88
Total	$1,137,439	$1,137,733	$1,126,537	$1,128,030

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

Loans - The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 3 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses result in a fair valuation.

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2014 and 2013. No financial instruments are measured using Level 3 inputs for the six months ended June 30, 2014 and 2013.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2014, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. (“Cass” or the “Company”) provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Company’s services include transportation invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and other facility related expenses. Cass is also in the telecommunications expense management market which includes bill processing and expense management solutions. Cass extracts, stores, and presents information from transportation, energy, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary (the “Bank”), also provides banking services in the St. Louis metropolitan area and lending-related services in Orange County, California, and Colorado Springs, Colorado. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the six-month period ended June 30, 2014 or for the fiscal year ended December 31, 2013, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as determined by an independent research firm. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2014 (“Second Quarter of 2014”) compared to the three-month period ended June 30, 2013 (“Second Quarter of 2013”) and the six-month period ended June 30, 2014 (“First Half of 2014”) compared to the six-month period ended June 30, 2013 (“First Half of 2013”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2013 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2014 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter of			First Half of
(Dollars in thousands except per			%			%
share data)	2014	2013	Change	2014	2013	Change
Net income	$6,035	$6,073	(.6%)	$11,846	$12,105	(2.1%)
Diluted earnings per share	$.52	$.52	—	$1.02	$1.04	(1.9%)
Return on average assets	1.73%	1.83%	—	1.72%	1.84%	—
Return on average equity	12.22%	13.81%	—	12.24%	13.93%	—

Fee Revenue and Other Income

The Company’s fee revenue is derived mainly from transportation and expense management payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes and fee revenue were as follows:

	Second Quarter of			First Half of
			%			%
(In thousands)	2014	2013	Change	2014	2013	Change
Transportation invoice transaction
volume	8,874	7,935	11.8%	16,633	15,279	8.9%
Transportation invoice dollar
volume	$6,664,922	$5,869,694	13.5%	$12,557,493	$11,285,059	11.3%
Expense management transaction
volume*	5,181	4,800	7.9%	10,276	9,418	9.1%
Expense management dollar
volume*	$3,060,418	$2,762,513	10.8%	$6,334,971	$5,402,756	17.3%
Payment and processing fees	$19,554	$17,448	12.1%	$37,951	$34,024	11.5%

*	Includes energy, telecom and environmental

Second Quarter of 2014 compared to Second Quarter of 2013:

Transportation and facility expense dollar volumes increased 13.5% and 10.8%, respectively. The increases were driven by growth in processing activity associated with the large number of new customers added in the past year plus increased activity from core transportation clients.

Bank service fees were slightly lower. There were no gains on sales of securities in the Second Quarter of 2014, compared to $1,684,000 in the Second Quarter of 2013.

First Half of 2014 compared to First Half of 2013:

Transportation and expense management dollar volumes were up 11.3% and 17.3%, respectively for the same reasons as the Second Quarter. Transportation transaction volumes were up 8.9%. Expense transaction volumes were up 9.1%.

There were no gains on sales of securities in the First Half of 2014, compared to $3,137,000 in the First Half of 2013.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Second Quarter of			First Half of
			%			%
(In thousands)	2014	2013	Change	2014	2013	Change
Average earnings assets	$1,220,326	$1,176,943	3.69%	$1,227,932	$1,171,498	4.82%
Average interest-bearing
liabilities	417,641	403,756	3.44%	419,810	404,369	3.82%
Net interest income*	10,636	11,062	(3.85)%	21,048	22,440	(6.20)%
Net interest margin*	3.50%	3.77%	—	3.46%	3.86%	—
Yield on earning assets*	3.70%	4.01%	—	3.66%	4.10%	—
Rate on interest-bearing liabilities	.60%	.69%	—	.60%	.69%	—

*	Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2014 compared to Second Quarter of 2013:

Second Quarter of 2014 average earning assets increased $43,383,000, or 3.69%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2014 as the general level of interest rates remains low and the impact becomes more pronounced as longer-term, higher-yielding assets re-price, mature or are sold.

Total average loans decreased $5,337,000, or less than 1%, for the Second Quarter of 2014 as compared to the Second Quarter of 2013. Average investment securities increased $39,216,000, or 14.22%, for the Second Quarter of 2014.

Total average interest-bearing deposits for the Second Quarter of 2014 increased $13,885,000, or 3.44%, compared to the Second Quarter of 2013. Average accounts and drafts payable increased $43,442,000, or 7.33%, for the Second Quarter of 2014 due to the increase in processing activity.

First Half of 2014 compared to First Half of 2013:

First Half of 2014 average earning assets increased $56,434,000, or 4.82%, compared to the same period in the prior year (see following discussion). The yield on earning assets and the tax equivalent net interest margin both decreased in 2014 as the general level of interest rates remained low.

Total average loans decreased $17,205,000 for the First Half of 2014 as compared to the First Half of 2013. This decrease was attributable to normal amortization of the loan portfolio and intense competition from other lenders for new loans. Average investment securities increased $24,602,000, or 8.55%, as the Company took advantage of market opportunities.

Total average interest-bearing deposits for the First Half of 2014 increased $15,441,000, or 3.82%, to $419,810,000 compared to the First Half of 2013. Average accounts and drafts payable increased $39,613,000, or 6.78%, to $623,554,000.

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

	Second Quarter of 2014			Second Quarter of 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$662,504	$7,423	4.49%	$675,641	$8,343	4.95%
Tax-exempt[4]	8,410	74	3.53	610	1.66
Investment securities[5]:
Taxable	1,097	9	3.29	1,070	10	3.75
Tax-exempt[4]	313,848	3,619	4.63	274,659	3,273	4.78
Certificates of deposit	3,750	—	—	6,135	8.52
Interest-bearing deposits in
other financial institutions	117,023	97.33		95,631	84.35
Federal funds sold and other
short-term investments	113,694	42.15		123,197	37.12
Total earning assets	1,220,326	11,264	3.70	1,176,943	11,756	4.01
Non-earning assets
Cash and due from banks	11,722			12,398
Premises and equipment, net	14,030			12,027
Bank-owned life insurance	15,221			15,090
Goodwill and other
intangibles	14,642			15,140
Other assets	134,296			110,587
Allowance for loan losses	(11,850)			(11,052)
Total assets	$1,398,387			$1,331,133
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$312,458	$406.52%		$273,892	$423.62%
Savings deposits	14,367	19.53		19,100	32.67
Time deposits >= $100	29,035	83	1.15	34,151	87	1.02
Other time deposits	61,770	120.78		76,612	152.80
Federal Funds purchased	11	—	—	1	—	—
Total interest-bearing deposits	417,641	628.60		403,756	694.69
Non-interest bearing liabilities
Demand deposits	136,457			132,434
Accounts and drafts payable	635,849			592,407
Other liabilities	10,390			26,070
Total liabilities	1,200,337			1,154,667
Shareholders’ equity	198,050			176,466
Total liabilities and
shareholders’ equity	$1,398,387			$1,331,133
Net interest income		$10,636			$11,062
Net interest margin			3.50%			3.77%
Interest spread			3.10			3.32

1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2013 consolidated financial statements, filed with the Company’s 2013 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $62,000 and $63,000 for the Second Quarter of 2014 and 2013, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,289,000 and $1,133,000 for the Second Quarter of 2014 and 2013, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2014			First Half of 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$651,117	$14,686	4.55%	$676,341	$16,757	5.00%
Tax-exempt[4]	8,638	138	3.22	619	2.65
Investment securities[5]:
Taxable	1,091	11	2.03	1,050	11	2.11
Tax-exempt[4]	311,236	7,172	4.65	286,675	6,815	4.79
Certificates of deposit	3,750	3.16		6,437	18.56
Interest-bearing deposits in
other financial institutions	134,114	211.32		90,219	153.34
Federal funds sold and other
short-term investments	117,986	80.14		110,157	65.12
Total earning assets	1,227,932	22,301	3.66	1,171,498	23,821	4.10
Non-earning assets
Cash and due from banks	11,845			12,374
Premises and equipment, net	13,704			11,782
Bank-owned life insurance	15,294			15,025
Goodwill and other
intangibles	14,703			15,214
Other assets	120,045			108,874
Allowance for loan losses	(11,810)			(11,552)
Total assets	$1,391,713			$1,323,215
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$308,609	$786.51%		$274,167	$834.61%
Savings deposits	15,393	42.55		18,866	61.65
Time deposits >= $100	32,968	172	1.05	34,525	182	1.06
Other time deposits	62,834	253.81		76,810	304.80
Federal Funds purchased	6	—	—	1	—	—
Total interest-bearing deposits	419,810	1,253.60		404,369	1,381.69
Non-interest bearing liabilities
Demand deposits	143,271			134,246
Accounts and drafts payable	623,554			583,941
Other liabilities	9,929			25,406
Total liabilities	1,196,564			1,147,962
Shareholders’ equity	195,149			175,253
Total liabilities and
shareholders’ equity	$1,391,713			$1,323,215
Net interest income		$21,048			$22,440
Net interest margin			3.46%			3.86%
Interest spread			3.06			3.41

1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2013 consolidated financial statements, filed with the Company’s 2013 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $112,000 and $128,000 for the First Half of 2014 and 2013, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $2,554,000 and $2,342,000 for the First Half of 2014 and 2013, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Second Quarter of 2014 Over
	Second Quarter of 2013
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(160)	$(760)	$(920)
Tax-exempt[3]	54	19	73
Investment securities:
Taxable	—	(1)	(1)
Tax-exempt[3]	455	(109)	346
Certificates of deposit	(2)	(6)	(8)
Interest-bearing deposits in other financial institutions	18	(5)	13
Federal funds sold and other short-term investments	(3)	8	5
Total interest income	362	(854)	(492)
Interest expense on:
Interest-bearing demand deposits	55	(72)	(17)
Savings deposits	(7)	(6)	(13)
Time deposits of >=$100	(14)	10	(4)
Other time deposits	(29)	(3)	(32)
Total interest expense	5	(71)	(66)
Net interest income	$357	$(783)	$(426)

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	First Half of 2014 Over
	First Half of 2013
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(608)	$(1,463)	$(2,071)
Tax-exempt[3]	104	32	136
Investment securities:
Taxable	—	—	—
Tax-exempt[3]	571	(214)	357
Certificates of deposit	(6)	(9)	(15)
Interest-bearing deposits in other financial institutions	70	(12)	58
Federal funds sold and other short-term investments	5	10	15
Total interest income	136	(1,656)	(1,520)
Interest expense on:
Interest-bearing demand deposits	97	(145)	(48)
Savings deposits	(10)	(9)	(19)
Time deposits of >=$100	(8)	(2)	(10)
Other time deposits	(56)	5	(51)
Total interest expense	23	(151)	(128)
Net interest income	$113	$(1,505)	$(1,392)

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A potentially significant determinant of the Company's operating results is the provision for loan losses. Provision for loan losses were $0 and $300,000 during the Second Quarter of 2014 and the Second Quarter of 2013, respectively. During the First Half of 2014 and the First Half of 2013, the provision for loan losses were $0 and $500,000, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $9,000 and $20,000 during the Second Quarter of 2014 and the Second Quarter of 2013, respectively. Net loan recoveries were $174,000 in the First Half of 2014 and net loan charge-offs were $1,505,000 during the First Half of 2013.

The allowance for loan losses at June 30, 2014 was $11,853,000 and at December 31, 2013 was $11,679,000. The ratio of allowance for loan losses to total loans outstanding at June 30, 2014 was 1.78% compared to 1.79% at December 31, 2013. Nonperforming loans were $1,519,000, or .23%, of total loans, at June 30, 2014 compared to $1,797,000, or .3% of total loans, at December 31, 2013. These loans, which are also considered impaired, consisted of three nonaccrual loans at June 30, 2014. Total nonaccrual loans increased $621,000 from June 30, 2013 to June 30, 2014, primarily due to the addition of one loan.

In addition to the loans discussed above, at June 30, 2014 one loan of $4,174,000 not included in the table below was identified by management as subject to special monitoring. This loan possesses some credit deficiency and potential weakness which requires a high level of management attention.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the allowance for loan losses:

	Second Quarter of		First Half of
(In thousands)	2014	2013	2014	2013
Allowance at beginning of period	$11,844	$11,032	$11,679	$12,357
Provision charged to expense	—	300	—	500
Loans charged off	(3)	—	(79)	(1,529)
Recoveries on loans previously charged off	12	20	253	24
Net (loans charged off) recoveries	9	20	174	(1,505)
Allowance at end of period	$11,853	$11,352	$11,853	$11,352
Loans outstanding:
Average	$670,914	$676,251	$659,755	$676,960
June 30	665,703	669,822	665,703	669,822
Ratio of allowance for loan losses to loans outstanding:
Average	1.77%	1.68%	1.80%	1.68%
June 30	1.78	1.69%	1.78%	1.69%
Impaired loans:
Nonaccrual loans	$1,519	$898	$1,519	$898
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$1,519	$898	$1,519	$898
Foreclosed assets	$—	522	$—	522
Impaired loans as percentage of average loans	.23%	.13%	.23%	.13%

The Bank had no property carried as other real estate owned as of June 30, 2014 and one property carried as other real estate owned of $522,000 as of June 30, 2013.

Operating Expenses

Total operating expenses for the Second Quarter of 2014 were up 1.38%, or $289,000, compared to the Second Quarter of 2013.

Salaries and benefits expense for the Second Quarter of 2014 increased $184,000 compared to the Second Quarter of 2013 and increased $113,000 to $32,651,000 for the First Half of 2014 compared to the First Half of 2013 due to the Company’s continued investment in staff to support current growth and future new business, partially offset by lower pension costs.

Occupancy expense for the Second Quarter of 2014 increased $21,000 to $756,000 compared to the Second Quarter of 2013 and increased $218,000, or 16.22%, for the First Half of 2014 from the First Half of 2013 due to the expansion of the Company’s operating facilities for its transportation and waste management operations.

Equipment expense for the Second Quarter of 2014 increased $198,000, or 21.45%, compared to the Second Quarter of 2013 and increased $316,000, or 17.26%, for the First Half of 2014 from the First Half of 2013 due to depreciation on the new processing systems in the transportation and expense management businesses within the Information Services segment.

Amortization of intangible assets decreased $26,000 in the Second Quarter of 2014 as compared to the prior year period and decreased $53,000 for the First Half of 2014 from the First Half of 2013.

Other operating expenses for the Second Quarter of 2014 decreased $88,000, or 3.0%, compared to the Second Quarter of 2013 due to a decrease in outside service fees. Other operating expense increased $331,000 for the First Half of 2014 compared to the First Half of 2013 primarily due to higher legal expenses.

Income tax expense for the Second Quarter of 2014 decreased $148,000 compared to the Second Quarter of 2013 and decreased $275,000 for the First Half of 2014 compared to the First Half of 2013. The effective tax rate was 24.5% and 25.7% for the Second Quarters of 2014 and 2013, respectively, and was 24.5% and 25.4% for the First Halves of 2014 and 2013, respectively.

Financial Condition

Total assets at June 30, 2014 were $1,351,711,000, an increase of $25,691,000, or 1.94%, from December 31, 2013. The most significant changes in asset balances during this period were an increase in payments in excess of funding of $46,627,000 due to growth in relationships utilizing this service and an increase in loans of $13,526,000 offset by a decrease of $52,214,000 in interest-bearing deposits in other financial institutions. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2014 were $1,149,030,000, an increase of $13,437,000, or 1.18%, from December 31, 2013. Accounts and drafts payable at June 30, 2014 were $585,858,000, an increase of $41,905,000, or 7.70%, from December 31, 2013. Total shareholders’ equity at June 30, 2014 was $202,681,000, a $12,254,000, or 6.44%, increase from December 31, 2013.

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

The increase in total shareholders’ equity of $12,254,000 resulted primarily from net income of $11,846,000 plus a decrease of $4,439,000 in accumulated other comprehensive loss offset by dividends paid of $4,612,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $181,723,000 at June 30, 2014, a decrease of $43,539,000, or 19.33%, from December 31, 2013. At June 30, 2014, these assets represented 13.44% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $327,469,000 at June 30, 2014, an increase of $9,702,000 from December 31, 2013. These assets represented 24.23% of total assets at June 30, 2014. Of this total, 99% were state and political subdivision securities. Of the total portfolio, 6.65% mature in one year or less, 23.34% mature in one to five years, and 70.01% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also had secured lines of credit with the Federal Home Loan Bank of $166,587,000 collateralized by commercial mortgage loans. The Company also has a secured line of credit of $50,000,000 with UMB Bank. There were no amounts outstanding under any line of credit as of June 30, 2014 or December 31, 2013.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $58,315,000 of CDARS deposits and interest-bearing demand deposits include $73,056,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $18,602,000 for the First Half of 2014, compared with $14,564,000 for the First Half of 2013, an increase of $4,038,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2014, which are estimated to be less than $5,000,000.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$200,809	21.70%	$191,984	22.27%
Cass Commercial Bank	86,881	15.51%	83,168	15.38%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$189,240	20.45%	$181,198	21.02%
Cass Commercial Bank	79,861	14.25%	76,395	14.13%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$189,240	13.68%	$181,198	13.12%
Cass Commercial Bank	79,861	12.03%	76,395	11.37%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at June 30, 2014 has changed materially from that at December 31, 2013.

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

There were no changes in the Second Quarter of 2014 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2014.

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

CASS INFORMATION SYSTEMS, INC.

DATE:	August 4, 2014	By	/s/ Eric H. Brunngraber

Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 4, 2014	By	/s/ P. Stephen Appelbaum

P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)