Form 10-Q
period 2014-09-30
CASS INFORMATION SYSTEMS INC
filed 2014-11-03
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(314) 506-5500
(Registrant’s telephone number, including area code) ________________

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

(Check one)	Large Accelerated Filer _____	Accelerated Filer X

	Non-Accelerated Filer _____	Smaller Reporting Company _____
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                            No               X

The number of shares outstanding of the registrant's only class of common stock as of October 27, 2014: Common stock, par value $.50 per share – 11,516,248 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	September 30, 2014 (unaudited) and December 31, 2013	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2014 and 2013 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and nine months ended September 30, 2014 and 2013 (unaudited)	5

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2014 and 2013 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4.	CONTROLS AND PROCEDURES	28

PART II – Other Information – Items 1. – 6.		28

SIGNATURES		30

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30,
	2014	December 31,
	(Unaudited)	2013
Assets
Cash and due from banks	$11,444	$11,283
Interest-bearing deposits in other financial institutions	136,244	160,316
Federal funds sold and other short-term investments	90,974	53,663
Cash and cash equivalents	238,662	225,262
Securities available-for-sale, at fair value	339,840	317,767

Loans	677,581	652,177
Less: Allowance for loan losses	11,859	11,679
Loans, net	665,722	640,498
Premises and equipment, net	15,970	13,231
Investment in bank-owned life insurance	15,303	15,437
Payments in excess of funding	141,209	77,650
Goodwill	11,590	11,590
Other intangible assets, net	2,883	3,222
Other assets	18,994	21,363
Total assets	$1,450,173	$1,326,020

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$139,398	$143,841
Interest-bearing	445,966	438,655
Total deposits	585,364	582,496
Accounts and drafts payable	645,687	543,953
Other liabilities	12,313	9,144
Total liabilities	1,243,364	1,135,593

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at September 30,
2014 and December 31, 2013	5,966	5,966
Additional paid-in capital	126,156	125,062
Retained earnings	87,269	75,939
Common shares in treasury, at cost (414,899 shares at September 30,
2014 and 409,667 shares at December 31, 2013)	(11,884)	(10,980)
Accumulated other comprehensive loss	(698)	(5,560)
Total shareholders’ equity	206,809	190,427
Total liabilities and shareholders’ equity	$1,450,173	$1,326,020

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fee Revenue and Other Income:
Information services payment and processing	$19,743	$18,398	$57,694	$52,422
revenue
Bank service fees	279	298	835	904
Gains on sales of securities	23	866	23	4,003
Other	178	133	1,198	398
Total fee revenue and other income	20,223	19,695	59,750	57,727

Interest Income:
Interest and fees on loans	7,486	7,765	22,266	24,523
Interest and dividends on securities:
Taxable	3	5	17	34
Exempt from federal income taxes	2,353	2,151	7,015	6,625
Interest on federal funds sold and
other short-term investments	149	161	440	379
Total interest income	9,991	10,082	29,738	31,561

Interest Expense:
Interest on deposits	604	722	1,857	2,103
Net interest income	9,387	9,360	27,881	29,458
Provision for loan losses	—	—	—	500
Net interest income after provision for loan
losses	9,387	9,360	27,881	28,958
Total net revenue	29,610	29,055	87,631	86,685

Operating Expense:
Salaries and employee benefits	16,515	16,460	49,166	48,998
Occupancy	783	765	2,345	2,109
Equipment	945	970	3,092	2,801
Amortization of intangible assets	121	121	362	415
Other operating expense	2,832	3,068	8,562	8,467
Total operating expense	21,196	21,384	63,527	62,790
Income before income tax expense	8,414	7,671	24,104	23,895
Income tax expense	2,013	1,533	5,857	5,652
Net income	$6,401	$6,138	$18,247	$18,243

Basic earnings per share	$.56	$.54	$1.59	$1.60
Diluted earnings per share	.55	.53	1.57	1.57

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$6,401	$6,138	$18,247	$18,243
Other comprehensive income:
Net unrealized gain (loss) on securities
available-for-sale	801	708	7,885	(8,484)
Tax effect	(297)	(263)	(2,929)	3,152

Reclassification adjustments for gains
included in net income	(23)	(866)	(23)	(4,003)
Tax effect	8	303	8	1,401

Foreign currency translation adjustments	(66)	47	(79)	24
Total comprehensive income	$6,824	$6,067	$23,109	$10,333

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$18,247	$18,243
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,036	5,171
Net gains on sales of securities	(23)	(4,003)
Stock-based compensation expense	1,536	1,435
Provision for loan losses	—	500
Deferred income tax expense	140	935
Increase (decrease) in income tax liability	293	(1,030)
Increase in pension liability	1,710	1,741
Other operating activities, net	506	(1,105)
Net cash provided by operating activities	28,445	21,887

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	587	94,666
Proceeds from maturities of securities available-for-sale	8,790	10,682
Purchase of securities available-for-sale	(27,302)	(83,614)
Net (increase) decrease in loans	(25,224)	51,503
Increase in payments in excess of funding	(63,559)	(24,517)
Purchases of premises and equipment, net	(4,676)	(3,400)
Net cash (used in) provided by investing activities	(111,384)	45,320

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(4,443)	3,107
Net increase in interest-bearing demand and savings deposits	22,878	1,549
Net decrease in time deposits	(15,567)	(7,527)
Net increase in accounts and drafts payable	101,734	41,970
Cash dividends paid	(6,917)	(6,207)
Distribution of stock awards, net	(435)	(880)
Purchase of shares for treasury	(911)	—
Net cash provided by financing activities	96,339	32,012
Net increase in cash and cash equivalents	13,400	99,219
Cash and cash equivalents at beginning of period	225,262	141,088
Cash and cash equivalents at end of period	$238,662	$240,307

Supplemental information:
Cash paid for interest	$1,871	$2,105
Cash paid for income taxes	5,252	5,858

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

Details of the Company’s intangible assets are as follows:

	September 30, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(1,625)	$3,933	$(1,387)
Non-compete agreements	261	(144)	261	(105)
Software	234	(215)	234	(156)
Other	523	(84)	500	(58)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,768	$(2,295)	$16,745	$(1,933)
[1] Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the non-compete agreements over five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $362,000 and $415,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. Estimated future amortization of intangibles is as follows: $483,000 in 2014, $405,000 in 2015, $405,000 in 2016 and $353,000 in each of 2017 and 2018.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the nine months ended September 30, 2014 and 2013. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share data)	2014	2013	2014	2013
Basic
Net income	$6,401	$6,138	$18,247	$18,243
Weighted-average common shares
outstanding	11,480,981	11,450,978	11,482,850	11,435,400
Basic earnings per share	$.56	$.54	$1.59	$1.60
Diluted
Net income	$6,401	$6,138	$18,247	$18,243
Weighted-average common shares
outstanding	11,480,981	11,450,978	11,482,850	11,435,400
Effect of dilutive restricted stock
and stock appreciation rights	151,711	217,085	171,890	191,915
Weighted-average common shares
outstanding assuming dilution	11,632,692	11,668,063	11,654,740	11,627,315
Diluted earnings per share	$.55	$.53	$1.57	$1.57

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program which allows for the repurchase of shares of the Company’s common stock. The Company repurchased 19,542 shares at an aggregate cost of $911,000 during the nine-month period ended September 30, 2014 and 0 during the nine-month period ending September 30, 2013. As of September 30, 2014, 343,458 shares remained available for repurchase under the program. On October 20, 2014, the Company’s Board of Directors increased the number of authorized shares from 363,000 to 500,000. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended September 30, 2014
Fee revenue and other income:
Income from customers	$23,840	$5,770	$—	$29,610
Intersegment income (expense)	2,391	370	(2,761)	—
Net income	4,392	2,009	—	6,401
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,883	—	—	2,883
Total assets	772,847	690,718	(13,392)	1,450,173
Three Months Ended September 30, 2013
Fee revenue and other income
Income from customers	$23,208	$5,847	$—	$29,055
Intersegment income (expense)	2,408	353	(2,761)	—
Net income	4,123	2,015	—	6,138
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,342	—	—	3,342
Total assets	679,844	663,101	(13,618)	1,329,327
Nine Months Ended September 30, 2014
Fee revenue and other income:
Income from customers	$70,792	$16,839	$—	$87,631
Intersegment income (expense)	6,693	1,100	(7,793)	—
Net income	12,772	5,475	—	18,247
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,883	—	—	2,883
Total assets	772,847	690,718	(13,392)	1,450,173
Nine Months Ended September 30, 2013
Fee revenue and other income
Income from customers	$68,977	$17,708	$—	$86,685
Intersegment income (expense)	7,253	1,122	(8,375)	—
Net income	11,982	6,135	126	18,243
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,342	—	—	3,342
Total assets	679,844	663,101	(13,618)	1,329,327

Note 6 – Loans by Type

A summary of loan categories is as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Commercial and industrial	$200,951	$171,304
Real estate
Commercial:
Mortgage	130,816	128,358
Construction	—	6,632
Church, church-related:
Mortgage	306,925	326,832
Construction	14,275	9,817
Industrial Revenue Bond	24,417	9,167
Other	197	67
Total loans	$677,581	$652,177

The following table presents the aging of loans by loan categories at September 30, 2014 and December 31, 2013:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
September 30, 2014
Commercial and industrial	$200,951	$—	$—	$—	$—	$200,951
Real estate
Commercial:
Mortgage	130,453	—	—	—	363	130,816
Construction	—	—	—	—	—	—
Church, church-related:
Mortgage	305,811	—	—	—	1,114	306,925
Construction	14,275	—	—	—	—	14,275
Industrial Revenue Bond	24,417	—	—	—	—	24,417
Other	197	—	—	—	—	197
Total	$676,104	$—	$—	$—	$1,477	$677,581
December 31, 2013
Commercial and industrial	$171,293	$—	$—	$—	$11	$171,304
Real estate
Commercial:
Mortgage	127,879	—	—	—	479	128,358
Construction	6,632	—	—	—	—	6,632
Church, church-related:
Mortgage	325,091	434	—	—	1,307	326,832
Construction	9,817	—	—	—	—	9,817
Industrial Revenue Bond	9,167	—	—	—	—	9,167
Other	67	—	—	—	—	67
Total	$649,946	$434	$—	$—	$1,797	$652,177

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2014 and December 31, 2013:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
September 30, 2014
Commercial and industrial	$195,283	$5,668	$—	$200,951
Real estate
Commercial:
Mortgage	114,123	16,330	363	130,816
Construction	—	—	—	—
Church, church-related:
Mortgage	305,312	499	1,114	306,925
Construction	14,275	—	—	14,275
Industrial Revenue Bond	24,417	—	—	24,417
Other	197	—	—	197
Total	$653,607	$22,497	$1,477	$677,581
December 31, 2013
Commercial and industrial	$167,878	$3,415	$11	$171,304
Real estate
Commercial:
Mortgage	119,521	8,358	479	128,358
Construction	6,632	—	—	6,632
Church, church-related:
Mortgage	323,291	2,234	1,307	326,832
Construction	9,817	—	—	9,817
Industrial Revenue Bond	9,167	—	—	9,167
Other	67	—	—	67
Total	$636,373	$14,007	$1,797	$652,177
1       Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
2       Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At September 30, 2014 and December 31, 2013, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no loans delinquent 90 days or more and still accruing interest at September 30, 2014 and December 31, 2013. There were no loans classified as troubled debt restructuring at September 30, 2014 and December 31, 2013.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of September 30, 2014, and December 31, 2013.

The following table presents the recorded investment and unpaid principal balance for impaired loans at September 30, 2014 and December 31, 2013:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
September 30, 2014
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	363	363	—
Church – Mortgage:
Nonaccrual	1,114	1,114	232
Total impaired loans	$1,477	$1,477	$232
December 31, 2013
Commercial and industrial:
Nonaccrual	$11	$11	$6
Real estate
Commercial – Mortgage:
Nonaccrual	479	479	89
Church – Mortgage:
Nonaccrual	1,307	1,307	223
Total impaired loans	$1,797	$1,797	$318

A summary of the activity in the allowance for loan losses from December 31, 2013 to September 30, 2014 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2013	Offs	Recoveries	Provision	2014
Commercial and industrial	$3,036	$3	$34	$230	$3,297
Real estate
Commercial:
Mortgage	3,946	—	222	235	4,403
Construction	151	—	—	(151)	—
Church, church-related:
Mortgage	4,354	76	3	(494)	3,787
Construction	124	—	—	45	169
Industrial Revenue Bond	68	—	—	133	201
Other	—	—	—	2	2
Total	$11,679	$79	$259	$—	$11,859

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2014 and December 31, 2013, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2014, the balance of unused loan commitments, standby and commercial letters of credit were $12,582,000, $11,622,000, and $2,978,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at September 30, 2014:

		Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$7,190	$1,271	$2,148	$1,592	$2,179
Time deposits	83,429	71,087	10,877	1,465	—
Total	$90,619	$72,358	$13,025	$3,057	$2,179

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the nine months ended September 30, 2014, 22,350 restricted shares and 37,213 SARs were granted under the Omnibus Plan.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of September 30, 2014, the total unrecognized compensation expense related to non-vested restricted shares was $1,462,000, and the related weighted-average period over which it is expected to be recognized is approximately .77 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended
	September 30, 2014
	Shares	Fair Value
Balance at December 31, 2013	58,649	$37.45
Granted	22,350	$58.96
Vested	(30,043)	$35.33
Balance at September 30, 2014	50,956	$48.13

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of September 30, 2014, the total unrecognized compensation expense was $1,013,000, and the related weighted-average period over which it is expected to be recognized is 1.3 years. Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2014:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2013	343,445	$32.01	7.33	$12,137
Granted	37,213	$61.64
Exercised	(7,605)	$34.77
Outstanding at September 30, 2014	373,053	$34.91	6.84	$2,421
Exercisable at September 30, 2014	248,071	$29.40	6.01	$2,978

Following is a summary of the activity of the non-vested SARs during the nine-month period ended September 30, 2014:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2013	177,128	$37.11
Granted	37,213	$61.64
Vested	(89,359)	$35.09
Non-vested at September 30, 2014	124,982	$45.85

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

	Estimated	Actual
(In thousands)	2014	2013
Service cost – benefits earned during the year	$3,003	$3,452
Interest cost on projected benefit obligations	3,037	2,819
Expected return on plan assets	(4,711)	(4,469)
Net amortization and deferral	244	1,729
Net periodic pension cost	$1,573	$3,531

Pension costs recorded to expense were $360,000 and $790,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and totaled $1,180,000 and $2,648,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. Pension costs declined significantly in 2014 due to an increase in the discount rate assumption and the favorable asset return in 2013. The Company made no contribution to the plan during the nine-month period ended September 30, 2014 and is evaluating the amount of additional contributions, if any, in 2014.

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

Pension costs recorded to expense were $236,000 and $257,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and were $708,000 and $772,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

Note 10 – Income Taxes

As of September 30, 2014, the Company’s unrecognized tax benefits were approximately $1,379,000, of which $983,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2013, the Company's unrecognized tax benefits were approximately $1,208,000, of which $861,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $251,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $67,000 and $41,000 of gross interest accrued as of September 30, 2014 and December 31, 2013, respectively. There were no penalties for unrecognized tax benefits accrued at September 30, 2014 and December 31, 2013.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2010 through 2013 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2010 through 2013.

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

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$322,614	$13,841	$365	$336,090
Certificates of deposit	3,750	—	—	3,750
Total	$326,364	$13,841	$365	$339,840

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$308,403	$8,537	$2,923	$314,017
Certificates of deposit	3,750	—	—	3,750
Total	$312,153	$8,537	$2,923	$317,767

The fair values of securities with unrealized losses are as follows:

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$6,325	$11	$27,626	$354	$33,951	$365
Certificates of deposit	—	—	—	—	—	—
Total	$6,325	$11	$27,626	$354	$33,951	$365

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$101,792	$2,661	$3,554	$262	$105,346	$2,923
Certificates of deposit	—	—	—	—	—	—
Total	$101,792	$2,661	$3,554	$262	$105,346	$2,923

There were 30 securities, or 9% of the total (24 greater than 12 months), in an unrealized loss position as of September 30, 2014. There were 102 securities, or 31% of the total (3 greater than 12 months), in an unrealized loss position as of December 31, 2013. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2014
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$28,278	$28,636
Due after 1 year through 5 years	76,717	80,844
Due after 5 years through 10 years	143,710	149,285
Due after 10 years	77,659	81,075
Total	$326,364	$339,840

Proceeds from sales of investment securities classified as available for sale were $587,000 and $31,006,000 for the three months ended September 30, 2014 and 2013, respectively, and were $587,000 and $94,666,000 for the nine months ended September 30, 2014 and 2013, respectively. Gross realized gains were $23,000 and $866,000 for the three months ended September 30, 2014 and 2013, respectively, and were $23,000 and $4,003,000 for the nine months ended September 30, 2014 and 2013, respectively. There were two securities totaling $3,750,000 pledged to secure public deposits and for other purposes at September 30, 2014.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2014		December 31, 2013
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$238,662	$238,662	$225,262	$225,262
Investment securities	339,840	339,840	317,767	317,767
Loans, net	665,722	671,908	640,498	642,543
Accrued interest receivable	5,437	5,437	6,030	6,030
Total	$1,249,661	$1,255,847	$1,189,557	$1,191,602
Balance sheet liabilities:
Deposits	$585,364	$581,075	$582,496	$583,989
Accounts and drafts payable	645,687	645,687	543,953	543,953
Accrued interest payable	74	74	88	88
Total	$1,231,125	$1,226,836	$1,126,537	$1,128,030

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2014 and 2013. No financial instruments are measured using Level 3 inputs for the nine months ended September 30, 2014 and 2013.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2014, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass Information Systems, Inc. (“Cass” or the “Company”) provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Company’s services include transportation invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and other facility related expenses. Cass is also in the telecommunications expense management market which includes bill processing and expense management solutions. Cass extracts, stores, and presents information from transportation, energy, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary (the “Bank”), also provides banking services nationwide through its branches in the St. Louis metropolitan area and loan production offices in Orange County, California and Colorado Springs, Colorado. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Impairment of Assets. The Company periodically evaluates certain long-term assets such as intangible assets including goodwill, foreclosed assets and assets held for sale for impairment. Generally, these assets are initially recorded at cost, and recognition of impairment is required when events and circumstances indicate that the carrying amounts of these assets will not be recoverable in the future. If impairment occurs, various methods of measuring impairment may be called for depending on the circumstances and type of asset, including quoted market prices, estimates based on similar assets, and estimates based on valuation techniques such as discounted projected cash flows. The Company had no impairment of goodwill and intangible assets for the nine-month period ended September 30, 2014 or for the fiscal year ended December 31, 2013, and management does not anticipate any future impairment loss. Investment securities available-for-sale are measured at fair value as determined by an independent research firm. These policies affect both segments of the Company and require significant management assumptions and estimates that could result in materially different results if conditions or underlying circumstances change.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2014 (“Third Quarter of 2014”) compared to the three-month period ended September 30, 2013 (“Third Quarter of 2013”) and the nine-month period ended September 30, 2014 (“Nine Months Ended 2014”) compared to the nine-month period ended September 30, 2013 (“Nine Months Ended 2013”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2013 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2014 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter of			Nine Months Ended
(Dollars in thousands except per			%			%
share data)	2014	2013	Change	2014	2013	Change
Net income	$6,401	$6,138	4.3%	$18,247	$18,243	—
Diluted earnings per share	$.55	$.53	3.8%	$1.57	$1.57	—
Return on average assets	1.76%	1.79%	—	1.73%	1.82%	—
Return on average equity	12.50%	14.09%	—	12.33%	13.98%	—

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

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2014	2013	Change	2014	2013	Change
Transportation invoice transaction
volume	8,856	8,389	5.6%	25,489	23,668	7.7%
Transportation invoice dollar
volume	$6,725,524	$6,113,332	10.0%	$19,283,017	$17,398,391	10.8%
Expense management transaction
volume*	5,188	4,978	4.2%	15,464	14,396	7.4%
Expense management dollar
volume*	$3,250,130	$3,213,889	1.1%	$9,585,101	$8,616,645	11.2%
Payment and processing fees	$19,743	$18,398	7.3%	$57,694	$52,422	10.1%
* Includes energy, telecom and environmental

Third Quarter of 2014 compared to Third Quarter of 2013:

Transportation and facility expense dollar volumes increased 10.0% and 1.1%, respectively. The increase in transportation dollar volume was mainly attributed to a large number of new customers and heightened activity from core transportation clients. Even as new sales remained strong, facility expense dollar volume was muted as recent competitor consolidation in the energy sector affected customer retention.

Bank service fees were slightly lower. There were $23,000 gains on sales of securities in the Third Quarter of 2014, compared to $866,000 in the Third Quarter of 2013.

Nine Months Ended 2014 compared to Nine Months Ended 2013:

Transportation and expense management dollar volumes were up 10.8% and 11.2%, respectively for the same reasons as the Third Quarter. Transportation transaction volumes were up 7.7%. Expense management transaction volumes were up 7.4%.

There were $23,000 gains on sales of securities in the Nine Months Ended 2014, compared to $4,003,000 in the Nine Months Ended 2013.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2014	2013	Change	2014	2013	Change
Average earnings assets	1,243,375	$1,210,560	2.7%	1,233,136	$1,184,662	4.1%
Average interest-bearing
liabilities	425,016	416,288	2.1%	421,565	408,385	3.2%
Net interest income*	10,742	10,519	2.1%	31,790	32,959	(3.5%)
Net interest margin*	3.43%	3.45%	—	3.45%	3.72%	—
Yield on earning assets*	3.62%	3.68%	—	3.65%	3.96%	—
Rate on interest-bearing liabilities	.56%	.69%	—	.59%	.69%	—
* Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2014 compared to Third Quarter of 2013:

Third Quarter of 2014 average earning assets increased $32,815,000, or 2.7%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2014 as the general level of interest rates remains low and the impact becomes more pronounced as longer-term, higher-yielding assets re-price, mature or are sold.

Total average loans increased $21,653,000, or 3.4%, for the Third Quarter of 2014 as compared to the Third Quarter of 2013. Average investment securities increased $35,970,000, or 12.7%, for the Third Quarter of 2014.

Total average interest-bearing deposits for the Third Quarter of 2014 increased $8,728,000, or 2.1%, compared to the Third Quarter of 2013. Average accounts and drafts payable increased $51,933,000, or 8.5%, for the Third Quarter of 2014 due to the increase in processing activity.

Nine Months Ended 2014 compared to Nine Months Ended 2013:

Nine Months Ended 2014 average earning assets increased $48,474,000, or 4.1%, compared to the same period in the prior year (see following discussion). The yield on earning assets and the tax equivalent net interest margin both decreased in 2014 as the general level of interest rates remained low.

Total average loans decreased $4,110,000 for the Nine Months Ended 2014 as compared to the Nine Months Ended 2013. This decrease was attributable to normal amortization of the loan portfolio and intense competition from other lenders for new loans. Average investment securities increased $28,433,000, or 9.9%, as the Company took advantage of market opportunities.

Total average interest-bearing deposits for the Nine Months Ended 2014 increased $13,180,000, or 3.2%, to $421,565,000 compared to the Nine Months Ended 2013. Average accounts and drafts payable increased $43,764,000, or 7.4%, to $636,670,000.

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

	Third Quarter of 2014			Third Quarter of 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$642,559	$7,324	4.52%	$642,809	$7,764	4.79%
Tax-exempt[4]	22,493	249	4.39	590	2	1.34
Investment securities[5]:
Taxable	1,097	—	—	1,085	—	—
Tax-exempt[4]	317,787	3,621	4.52	281,829	3,309	4.66
Certificates of deposit	3,750	3.32		4,246	5.47
Interest-bearing deposits in
other financial institutions	120,865	99.32		138,228	113.32
Federal funds sold and other
short-term investments	134,824	50.15		141,773	48.13
Total earning assets	1,243,375	11,346	3.62	1,210,560	11,241	3.68
Non-earning assets
Cash and due from banks	11,620			13,269
Premises and equipment, net	15,279			12,490
Bank-owned life insurance	15,242			15,226
Goodwill and other
intangibles	14,545			15,004
Other assets	154,738			108,754
Allowance for loan losses	(11,857)			(11,603)
Total assets	$1,442,942			$1,363,700
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$324,540	$395.48%		$287,755	$448.62%
Savings deposits	15,824	19.48		22,343	38.67
Time deposits >= $100	26,160	80	1.21	32,879	87	1.05
Other time deposits	58,492	110.75		73,311	149.81
Federal Funds purchased	—	—	—	—	—	—
Total interest-bearing liabilities	425,016	604.56		416,288	722.69
Non-interest bearing liabilities
Demand deposits	140,633			137,493
Accounts and drafts payable	662,475			610,542
Other liabilities	11,600			26,596
Total liabilities	1,239,724			1,190,919
Shareholders’ equity	203,218			172,781
Total liabilities and
shareholders’ equity	$1,442,942			$1,363,700
Net interest income		$10,742			$10,519
Net interest margin			3.43%			3.45%
Interest spread			3.06			2.99
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2013 consolidated financial statements, filed with the Company’s 2013 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $67,000 and $63,000 for the Third Quarter of 2014 and 2013, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,355,000 and $1,159,000 for the Third Quarter of 2014 and 2013, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended 2014			Nine Months Ended 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$648,233	$22,022	4.54%	$665,041	$24,521	4.93%
Tax-exempt[4]	13,307	375	3.77	609	4.88
Investment securities[5]:
Taxable	1,093	11	1.35	1,062	11	1.38
Tax-exempt[4]	313,444	10,793	4.60	285,042	10,124	4.75
Certificates of deposit	3,750	6.21		5,699	23.54
Interest-bearing deposits in
other financial institutions	129,649	310.32		106,398	266.33
Federal funds sold and other
short-term investments	123,660	130.14		120,811	113.13
Total earning assets	1,233,136	33,647	3.65	1,184,662	35,062	3.96
Non-earning assets
Cash and due from banks	11,769			12,676
Premises and equipment, net	14,235			12,020
Bank-owned life insurance	15,276			15,093
Goodwill and other
intangibles	14,650			15,143
Other assets	131,737			108,833
Allowance for loan losses	(11,826)			(11,569)
Total assets	$1,408,977			$1,336,858
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$313,978	$1,181.50%		$278,746	$1,282.61%
Savings deposits	15,538	61.52		20,038	99.66
Time deposits >= $100	30,674	252	1.10	33,970	269	1.06
Other time deposits	61,371	363.79		75,631	453.80
Federal Funds purchased	4	—	—	—	—	—
Total interest-bearing liabilities	421,565	1,857.59		408,385	2,103.69
Non-interest bearing liabilities
Demand deposits	142,382			135,340
Accounts and drafts payable	636,670			592,906
Other liabilities	10,492			25,807
Total liabilities	1,211,109			1,162,438
Shareholders’ equity	197,868			174,420
Total liabilities and
shareholders’ equity	$1,408,977			$1,336,858
Net interest income		$31,790			$32,959
Net interest margin			3.45%			3.72%
Interest spread			3.06			3.27
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2013 consolidated financial statements, filed with the Company’s 2013 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $179,000 and $191,000 for the Nine Months Ended 2014 and 2013, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $3,909,000 and $3,501,000 for the Nine Months Ended 2014 and 2013, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Third Quarter of 2014 Over
	Third Quarter of 2013
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(3)	$(437)	$(440)
Tax-exempt[3]	233	14	247
Investment securities:
Taxable	—	—	—
Tax-exempt[3]	412	(100)	312
Certificates of deposit	(1)	(1)	(2)
Interest-bearing deposits in other financial institutions	(14)	—	(14)
Federal funds sold and other short-term investments	(2)	4	2
Total interest income	625	(520)	105
Interest expense on:
Interest-bearing demand deposits	53	(106)	(53)
Savings deposits	(9)	(10)	(19)
Time deposits of >=$100	(19)	12	(7)
Other time deposits	(28)	(11)	(39)
Total interest expense	(3)	(115)	(118)
Net interest income	$628	$(405)	$223
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	Nine Months Ended 2014 Over
	Nine Months Ended 2013
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(608)	$(1,891)	$(2,499)
Tax-exempt[3]	320	51	371
Investment securities:
Taxable	—	—	—
Tax-exempt[3]	985	(316)	669
Certificates of deposit	(6)	(11)	(17)
Interest-bearing deposits in other financial institutions	56	(12)	44
Federal funds sold and other short-term investments	3	14	17
Total interest income	750	(2,165)	(1,415)
Interest expense on:
Interest-bearing demand deposits	150	(251)	(101)
Savings deposits	(20)	(18)	(38)
Time deposits of >=$100	(27)	10	(17)
Other time deposits	(84)	(6)	(90)
Total interest expense	19	(265)	(246)
Net interest income	$731	$(1,900)	$(1,169)
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses

A potentially significant determinant of the Company's operating results is the provision for loan losses. There was no provision for loan losses during the Third Quarter of 2014 or the Third Quarter of 2013. During the Nine Months Ended 2014 and the Nine Months Ended 2013, the provision for loan losses were $0 and $500,000, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $6,000 and $311,000 during the Third Quarter of 2014 and the Third Quarter of 2013, respectively. Net loan recoveries were $180,000 in the Nine Months Ended 2014 and net loan charge-offs were $1,194,000 during the Nine Months Ended 2013.

The allowance for loan losses at September 30, 2014 was $11,859,000 and at December 31, 2013 was $11,679,000. The ratio of allowance for loan losses to total loans outstanding at September 30, 2014 was 1.75% compared to 1.79% at December 31, 2013. Nonperforming loans were $1,477,000, or .22%, of total loans, at September 30, 2014 compared to $1,797,000, or .3% of total loans, at December 31, 2013. These loans, which are also considered impaired, consisted of three nonaccrual loans at September 30, 2014. Total nonaccrual loans decreased $431,000 from September 30, 2013 to September 30, 2014, primarily due to payoffs and principal reduction.

In addition to the loans discussed above, at September 30, 2014 one loan of $4,151,000 not included in the table below was identified by management as subject to special monitoring. This loan possesses some credit deficiency and potential weakness which requires a high level of management attention.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the allowance for loan losses:

	Third Quarter of		Nine Months Ended
(In thousands)	2014	2013	2014	2013
Allowance at beginning of period	$11,853	$11,352	$11,679	$12,357
Provision charged to expense	—	—	—	500
Loans charged off	—	—	(79)	(1,529)
Recoveries on loans previously charged off	6	311	259	335
Net loans (charged off) recoveries	6	311	180	(1,194)
Allowance at end of period	$11,859	$11,663	$11,859	$11,663
Loans outstanding:
Average	$665,052	$643,399	$661,540	$665,650
September 30	677,581	635,036	677,581	635,036
Ratio of allowance for loan losses to loans outstanding:
Average	1.78%	1.81%	1.79%	1.75%
September 30	1.75	1.84	1.75	1.84
Impaired loans:
Nonaccrual loans	$1,477	$1,908	$1,477	$1,908
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$1,477	$1,908	$1,477	$1,908
Foreclosed assets	$—	—	$—	—
Impaired loans as percentage of average loans	.22%	.30%	.22%	.29%

The Bank had no property carried as other real estate owned as of September 30, 2014 and as of September 30, 2013.

Operating Expenses

Total operating expenses for the Third Quarter of 2014 were down less than 1%, or $188,000, compared to the Third Quarter of 2013.

Salaries and benefits expense for the Third Quarter of 2014 increased $55,000 compared to the Third Quarter of 2013 and increased $168,000 to $49,166,000 for the Nine Months Ended 2014 compared to the Nine Months Ended 2013 due to the Company’s continued investment in staff to support current growth and future new business, partially offset by lower pension costs.

Occupancy expense for the Third Quarter of 2014 increased $18,000 to $783,000 compared to the Third Quarter of 2013 and increased $236,000, or 11.2%, for the Nine Months Ended 2014 from the Nine Months Ended 2013 due to the expansion of the Company’s operating facilities for its transportation and waste management operations.

Equipment expense for the Third Quarter of 2014 decreased $25,000, or 2.6%, compared to the Third Quarter of 2013 and increased $291,000, or 10.4%, for the Nine Months Ended 2014 from the Nine Months Ended 2013 due to depreciation on the new processing systems in the transportation and expense management businesses within the Information Services segment.

Amortization of intangible assets is unchanged in the Third Quarter of 2014 as compared to the prior year period and decreased $53,000 for the Nine Months Ended 2014 from the Nine Months Ended 2013.

Other operating expenses for the Third Quarter of 2014 decreased $236,000, compared to the Third Quarter of 2013 due to a decrease in outside service fees and promotion expense. Other operating expense increased $95,000 for the Nine Months Ended 2014 compared to the Nine Months Ended 2013 primarily due to higher legal expenses.

Income tax expense for the Third Quarter of 2014 increased $480,000 compared to the Third Quarter of 2013 and increased $205,000 for the Nine Months Ended 2014 compared to the Nine Months Ended 2013 primarily due to the reversal of tax reserves related to previously uncertain tax provisions in the Third Quarter of 2013. The effective tax rate was 23.9% and 20.0% for the Third Quarters of 2014 and 2013, respectively, and was 24.3% and 23.7% for the first nine months of 2014 and 2013, respectively.

Financial Condition

Total assets at September 30, 2014 were $1,450,173,000, an increase of $124,153,000, or 9.4%, from December 31, 2013. The most significant changes in asset balances during this period were an increase in payments in excess of funding of $63,559,000 due to growth in relationships utilizing this service, an increase in loans of $25,404,000 and an increase of $22,073,000 in securities available-for-sale. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2014 were $1,243,364,000, an increase of $107,771,000, or 9.5%, from December 31, 2013. Accounts and drafts payable at September 30, 2014 were $645,687,000, an increase of $101,734,000, or 18.7%, from December 31, 2013. Total shareholders’ equity at September 30, 2014 was $206,809,000, a $16,382,000, or 8.6%, increase from December 31, 2013.

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

The increase in total shareholders’ equity of $16,382,000 resulted primarily from net income of $18,247,000 plus a decrease of $4,862,000 in accumulated other comprehensive loss offset by dividends paid of $6,917,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $238,662,000 at September 30, 2014, an increase of $13,400,000, or 5.9%, from December 31, 2013. At September 30, 2014, these assets represented 16.5% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $339,840,000 at September 30, 2014, an increase of $22,073,000 from December 31, 2013. These assets represented 23.4% of total assets at September 30, 2014. Of this total, approximately 99% were state and political subdivision securities. Of the total portfolio, 8.4% mature in one year or less, 23.8% mature in one to five years, and 67.8% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also had secured lines of credit with the Federal Home Loan Bank of $160,899,000 collateralized by commercial mortgage loans. The Company also has a secured line of credit of $50,000,000 with UMB Bank and $50,000,000 with First Tennessee Bank. There were no amounts outstanding under any line of credit as of September 30, 2014 or December 31, 2013.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $56,617,000 of CDARS deposits and interest-bearing demand deposits include $78,773,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $28,445,000 for the Nine Months Ended 2014, compared with $21,887,000 for the Nine Months Ended 2013, an increase of $6,558,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2014, which are estimated to be less than $5,000,000.

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

Risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0%, of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly-rated by banking regulators. A higher minimum leverage ratio is required of less highly-rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and debt considered equity for regulatory capital purposes.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$204,836	21.30%	$191,984	22.27%
Cass Commercial Bank	88,949	15.75%	83,168	15.38%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$192,977	20.07%	$181,198	21.02%
Cass Commercial Bank	81,871	14.49%	76,395	14.13%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$192,977	13.51%	$181,198	13.12%
Cass Commercial Bank	81,871	12.20%	76,395	11.37%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at September 30, 2014 has changed materially from that at December 31, 2013.

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

There were no changes in the Third Quarter of 2014 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, the Company repurchased a total of 19,542 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
July 1, 2014 – July 31, 2014	—	—	—	363,000
August 1, 2014 – August 31, 2014	8,779	$46.49	8,779	354,221
September 1, 2014 – September 30, 2014	10,763	$46.72	10,763	343,458
Total	19,542	$46.62	19,542	343,458

1.	All repurchases made during the quarter ended September 30, 2014 were made pursuant to the treasury stock buyback program which was re-authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program provides that the Company may repurchase up to an aggregate of 363,000 shares of common stock (increased to 500,000 shares by the Board of Directors on October 20, 2014) and has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2014.

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 3, 2014	By	/s/ Eric H. Brunngraber

Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 3, 2014	By	/s/ P. Stephen Appelbaum

P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)