Form 10-K
period 2014-12-31
CASS INFORMATION SYSTEMS INC
filed 2015-03-09
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $540,000,000 based on the closing price of the common stock of $49.48 on June 30, 2014, as reported by The Nasdaq Global Select Market. As of March 2, 2015, the Registrant had 11,488,014 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. (“Cass” or the “Company”) is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides transportation invoice rating, payment processing, auditing, accounting and transportation information to many of the nation’s largest companies. It is also a processor and payer of energy invoices, including electricity, gas, waste, and other facility related expenses. Additionally, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, cellular and communication equipment expense. The Company, through its wholly owned bank subsidiary, Cass Commercial Bank (the “Bank”), also provides commercial banking services. The Bank’s primary focus is to support the Company’s payment operations and provide banking services to its target markets, which include privately-owned businesses and churches and church-related ministries. Services include commercial and commercial real estate loans, checking, savings and time deposit accounts and other cash management services. Other operating locations are in Bridgeton, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Bank operates four branches in the St. Louis metropolitan area and loan production offices in southern California and Colorado Springs, Colorado. The Company’s headquarters and the Bank’s headquarters are located in St. Louis County, Missouri.

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

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. The Company is classified as a bank holding corporation due to its ownership of a federally-insured commercial bank and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri. Approval by the Board of Governors of the Federal Reserve System was received in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. In December 2011, the Federal Reserve Bank (“FRB”) of St. Louis approved the election of Cass Information Systems, Inc. to become a financial holding company. As a financial holding company, Cass may engage in activities that are financial in nature or incidental to a financial activity. The Bank encounters competition from numerous banks and financial institutions located throughout the St. Louis, Missouri metropolitan area and other areas in which the Bank competes. The Bank’s principal competitors, however, are large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks. The Bank targets its services to privately held businesses located in the St. Louis, Missouri area and church and church-related institutions located in St. Louis, Missouri, Orange County, California, Colorado Springs, Colorado, and other selected cities located throughout the United States.

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

Employees

The Company and its subsidiaries had 788 full-time and 289 part-time employees as of March 2, 2015. Of these employees, the Bank had 55 full-time and no part-time employees.

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

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3% for financial holding companies and banking organizations that have the highest supervisory rating. All other banking organizations are required to maintain a minimum leverage ratio of 4%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well-capitalized,” its leverage ratio must be at least 5%. As of December 31, 2014 and 2013, the Company and the Bank exceeded all applicable capital requirements and each met the requirements to be considered well-capitalized.

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

Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. FDIC insurance expense totaled approximately $332,600, $320,700 and $214,400 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As of December 31, 2014 and 2013, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.

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

Loans to One Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, the Bank was in compliance with the loans-to-one-borrower limitations.

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

Other Regulations – The operations of the Company and the Bank are also subject to:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●

Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

●

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●

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

Financial Information about Segments

The services provided by the Company are classified in two reportable segments: Information Services and Banking Services. The revenues from external customers, net income and total assets by segment as of and for each of the years in the three-year period ended December 31, 2014, are set forth in Item 8, Note 16 of this report.

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

The Company has significant operations and customer base in Missouri, California, Ohio, Massachusetts, South Carolina, Kansas, Florida, Colorado and other regions where natural disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural disasters at times have disrupted the local economy, Cass’ business and customers and have posed physical risks to Cass’ property. A significant natural disaster could materially affect Cass’ operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In September 2012, the Company entered into a 10-year lease for office space in St. Louis County, Missouri, to house the headquarters of the Company and the Bank. The Company’s headquarters occupy 13,991 square feet in an office center at 12444 Powerscourt Drive, and the Bank’s headquarters occupy 10,564 square feet in the same center at 12412 Powerscourt Drive.

The Company owns approximately 61,500 square feet of office space at 13001 Hollenberg Drive in Bridgeton, Missouri where the Company’s transportation processing activities are performed.

The Company owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional facilities are located in Lowell, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida and Columbus, Ohio. The Company has an office in Breda, Netherlands to service its multinational customers.

In addition, the Bank owns a banking facility near downtown St. Louis, Missouri, has an operating branch in the Bridgeton, Missouri location, and has additional leased facilities in Fenton, Missouri, Santa Ana, California and Colorado Springs, Colorado.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of March 2, 2015, there were 155 holders of record of the Company’s common stock. High and low sale prices, as reported by The Nasdaq Global Select Market for each quarter of 2014 and 2013, were as follows:

	2014		2013
	High	Low	High	Low
1st Quarter	$67.29	$45.74	$43.97	$38.01
2nd Quarter	54.17	48.55	47.31	39.41
3rd Quarter	51.00	41.19	62.57	46.23
4th Quarter	54.91	39.00	68.81	50.95

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. Cash dividends paid per share by the Company during the two most recent fiscal years were as follows:

	2014	2013
March	$.200	$.180
June	.200	.180
September	.200	.180
December	.210	.200

Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. Both the Company and the Bank are subject to various regulations that restrict their ability to pay dividends and the amount of dividends that they may pay. Under the FDICIA, a depository institution, such as the Bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital and, under certain circumstances, the ability of federal regulators to prohibit dividend payments as an unsound or unsafe practice. For further information regarding capital ratios and leverage ratio requirements of the Company and the Bank and the effect on payment of dividends, see Item 8, Note 2 of this report.

During the three months ended December 31, 2014, the Company repurchased a total of 19,960 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs(1)	Programs
October 1, 2014 –	1,000	$43.35	1,000	499,000
October 31, 2014
November 1, 2014 –	–	–	–	499,000
November 30, 2014
December 1, 2014 –	18,960	$47.13	18,960	480,040
December 31, 2014
Total	19,960	$46.94	19,960	480,040

(1)

All repurchases made during the quarter ended December 31, 2014 were made pursuant to the treasury stock buyback program which was re-authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program provides that the Company may repurchase up to an aggregate of 363,000 shares of common stock (increased to 500,000 shares by the Board of Directors on October 20, 2014) and has no expiration date.

The Company repurchased a total of 39,502 shares at an aggregate cost of $1,848,000 during the year ended December 31, 2014 and 0 during the year ended December 31, 2013. A portion of the repurchased shares may be used for the Company’s employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2009, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2014	2013	2012	2011	2010
Fee revenue and other income	$79,907	$76,572	$71,138	$62,824	$56,146
Interest income on loans	29,726	32,110	35,525	39,515	39,785
Interest income on equity securities	9,441	8,915	9,938	10,034	8,747
Other interest income	592	552	470	686	514
Total interest income	39,759	41,577	45,933	50,235	49,046
Interest expense on deposits	2,460	2,832	3,148	4,374	4,875
Provision for loan losses	—	500	2,400	2,150	4,100
Net interest income after provision	37,299	38,245	40,385	43,711	40,071
Operating expense	85,414	84,086	80,333	75,029	68,284
Income before income tax expense	31,792	30,731	31,190	31,506	27,933
Income tax expense	7,759	7,234	7,887	8,497	7,623
Net income	$24,033	$23,497	$23,303	$23,009	$20,310
Diluted earnings per share	$2.06	$2.02	$2.02	$2.01	$1.78
Dividends per share	.81	.74	.64	.55	.48
Dividend payout ratio	38.85%	36.21%	31.59%	27.29%	26.82%
Average total assets	$1,424,967	$1,351,782	$1,344,492	$1,301,635	$1,157,257
Average net loans	651,984	647,827	671,900	683,215	666,202
Average investment securities	321,836	294,846	313,184	263,264	222,249
Average total deposits	571,039	550,110	541,046	541,337	470,096
Average total shareholders’ equity	200,149	175,441	167,867	151,669	137,748
Return on average total assets	1.69%	1.74%	1.73%	1.77%	1.76%
Return on average equity	12.01	13.39	13.88	15.17	14.74
Average equity to assets ratio	14.05	12.98	12.49	11.65	11.90
Equity to assets ratio at year-end	13.36	14.36	13.80	12.17	11.96
Tangible common equity to tangible assets	12.52	13.39	12.47	11.66	11.38
Tangible common equity to risk-weighted
assets	19.65	20.37	17.98	17.47	15.20
Net interest margin	3.43	3.63	4.00	4.31	4.61
Allowance for loan losses to loans at year-end	1.78	1.79	1.80	1.93	1.68
Nonperforming assets to loans and foreclosed
assets	.07	.27	1.15 *	.51	.35
Net loan (recoveries) charge-offs to average
loans outstanding	(.03)	.18	.44	.16	.07

* In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off. The percentage, as adjusted, would have been .54%.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2014, 2013 and 2012. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

Executive Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from freight, energy, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California, Colorado Springs, Colorado, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

In 2014, total fee revenue and other income increased $3,335,000, or 4%, net interest income after provision for loan losses decreased $946,000, or 2%, and total operating expenses increased $1,328,000, or 2%. These results were driven by a 3,344,000, or 7%, increase in items processed and $3,382,792,000, or 10%, increase in dollars processed in 2014. This positive performance in 2014 was mainly attributed to a large number of new customers in the transportation expense management operation, driven by both successful marketing efforts and the solid market leadership position held by Cass. Conversely, performance in the facility expense management operation was hampered, despite a high number of new customer wins, as competitor consolidation in the energy sector continued to impair customer retention. Gains on sales of investments securities were down significantly, by $4,001,000, or 99%. The asset quality of the Company’s loans and investments as of December 31, 2014 remained strong.

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

Investment in Debt Securities. The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers guidance provided in FASB ASC Topic 320, Investments –Debt and Equity Securities. When determining whether a debt security is other-than-temporarily impaired, the Company assesses whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

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

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with FASB ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Item 8, Note 13 to the consolidated financial statements contained herein.

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2014, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Item 8, Note 10 to the consolidated financial statements. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits” (“ASC 715”), the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Summary of Results
	For the Years Ended December 31,			% Change
(In thousands except per share data)	2014	2013	2012	2014 v. 2013	2013 v. 2012
Total processing volume	54,741	51,397	47,067	6.5%	9.2%
Total processing dollars	$38,472,500	$35,089,708	$33,162,412	9.6	5.8
Payment and processing fees	$77,427	$70,805	$66,695	9.4	6.2
Net interest income after provision for
loan losses	$37,299	$38,245	$40,385	(2.5)	(5.3)
Total net revenue	$117,206	$114,817	$111,523	2.1	3.0
Average earning assets	$1,242,549	$1,198,710	$1,201,846	3.7	(.3)
Net interest margin*	3.43%	3.63%	4.00%
Net income	$24,033	$23,497	$23,303	2.3	.8
Diluted earnings per share	$2.06	$2.02	$2.02	2.0	—
Return on average assets	1.69%	1.74%	1.73%
Return on average equity	12.01%	13.39%	13.88%

*Presented on a tax-equivalent basis

The results of 2014 compared to 2013 include the following significant items:

Payment and processing fee revenue increased as the number of transactions processed increased. This positive performance in 2014 was mainly attributed to a large number of new customers in the transportation expense management operation, driven by both successful marketing efforts and the solid market leadership position held by Cass. Conversely, performance in the facility expense management operation was hampered, despite a high number of new customer wins, as competitor consolidation in the energy sector continued to impair customer retention.

Net interest income after provision for loan losses decreased $946,000, or 2%, due to the decrease in the net interest margin on a tax equivalent basis from 3.63% in 2013 to 3.43% in 2014. The increase in average earning assets was the result of increases in accounts and drafts payable and deposits.

Gains from the sale of securities were $23,000 in 2014 and $4,024,000 in 2013. Bank service fees were down $83,000, or 7%, and other income was up $797,000. Operating expenses increased $1,328,000, or 2%, primarily due to salary and technology expense increases.

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

	December 31,			% Change
(In thousands)	2014	2013	2012	2014 v. 2013	2013 v. 2012
Transportation invoice transaction volume	34,141	31,895	28,790	7.0%	10.8%
Transportation invoice dollar volume	$25,993,966	$23,506,097	$22,263,118	10.6	5.6
Expense management transaction volume*	20,600	19,502	18,277	5.6	6.7
Expense management dollar volume*	$12,478,534	$11,583,611	$10,899,294	7.7	6.3
Payment and processing revenue	$77,427	$70,805	$66,695	9.4	6.2
Bank service fees	$1,132	$1,215	$1,272	(6.8)	(4.5)
Gains on sales of investment securities	$23	$4,024	$2,635	(99.4)	52.7
Other	$1,325	$528	$536	150.9	(.1)

* Includes energy, telecom and environmental

Fee revenue and other income in 2014 compared to 2013 include the following significant pre-tax components:

Transportation transaction volume increased 7% during the year, primarily due to increased activity from new customers. Expense management transaction volume increased 6%. Overall, revenues for the year were up primarily due to new business in the transportation sector. Gains on sales of investment securities were down significantly because the Company held on to its investments.

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

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2014	2013	2012	2014 v. 2013	2013 v. 2012
Average earning assets	$1,242,549	$1,198,710	$1,201,846	3.7%	(.3%)
Net interest income*	$42,587	$43,468	$48,086	(2.0)	(9.6)
Net interest margin*	3.43%	3.63%	4.00%
Yield on earning assets*	3.63%	3.86%	4.26%
Rate on interest bearing liabilities	.58%	.69%	.78%

* Presented on a tax-equivalent basis using a tax rate of 35% in all years.

Net interest income in 2014 compared to 2013:

The decrease in net interest income was caused by a decrease in net interest margin. The decrease in net interest margin was due to the lack of satisfactory investment alternatives in this historically low interest rate environment. More information is contained in the tables below and in Item 7A of this report.

Total average loans increased $4,402,000, or less than 1%, to $663,824,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

Total average investment in securities increased $26,990,000, or 9%. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. All purchases were made in accordance with the Company’s investment policy. Interest bearing deposits in other financial institutions increased $14,591,000, or 12%. Total average federal funds sold and other short-term investments decreased $2,144,000, or 2%.

The Bank’s total average interest-bearing deposits increased $11,019,000, or 3%, compared to the prior year. Average rates paid on interest-bearing liabilities decreased from .69% to .58% as a result of the continued low interest rate environment.

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

The Bank’s total average interest-bearing deposits increased $8,712,000, or 2%, compared to the prior year. Average rates paid on interest-bearing liabilities decreased from .78% to ..69% as a result of the continued low interest rate environment.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2014			2013			2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$647,896	$29,316	4.52%	$657,385	$32,078	4.88%	$683,921	$35,521	5.19%
Tax-exempt[4]	15,928	630	3.96	2,037	49	2.45	676	6.89
Securities[5]:
Taxable	1,095	21	1.92	1,068	21	1.97	1,014	25	2.47
Tax-exempt[4]	316,991	14,480	4.57	288,571	13,573	4.70	305,552	15,177	4.97
Certificates of deposit	3,750	8.21		5,207	27.52		6,618	35.53
Interest-bearing deposits in other
financial institutions	135,263	424.31		120,672	398.33		116,346	362.31
Federal funds sold and other
short-term investments	121,626	168.14		123,770	154.12		87,719	108.12
Total earning assets	1,242,549	45,047	3.63	1,198,710	46,300	3.86	1,201,846	51,234	4.26
Non-earning assets
Cash and due from banks	12,074			12,476			12,469
Premise and equipment, net	14,793			12,258			9,649
Bank owned life insurance	15,295			15,160			14,625
Goodwill and other
intangibles	14,593			15,078			14,970
Other assets	137,503			109,695			103,630
Allowance for loan losses	(11,840)			(11,595)			(12,697)
Total assets	$1,424,967			$1,351,782			$1,344,492
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$317,120	$1,564.49%		$283,728	$1,737.61%		$256,332	$1,739.68%
Savings deposits	17,073	87.51		20,840	138.66		24,261	169.70
Time deposits >=$100	29,643	337	1.14	33,703	357	1.06	39,638	456	1.15
Other time deposits	59,628	472.79		74,174	600.81		83,502	784.94
Total interest-bearing deposits	423,464	2,460.58		412,445	2,832.69		403,733	3,148.78
Short-term borrowings	6	—	—	3	—	—	5	—	—
Total interest bearing liabilities	423,470	2,460.58		412,448	2,832.69		403,738	3,148.78
Non-interest bearing liabilities
Demand deposits	147,575			137,665			137,313
Accounts and drafts payable	643,077			600,611			616,573
Other liabilities	10,696			25,617			19,001
Total liabilities	1,224,818			1,176,341			1,176,625
Shareholders’ equity	200,149			175,441			167,867
Total liabilities and
shareholders’ equity	$1,424,967			$1,351,782			$1,344,492
Net interest income		$42,587			$43,468			$48,086
Net interest margin		3.43%			3.63%			4.00%
Interest spread		3.05%			3.17%			3.48%

1 Balances shown are daily averages.
2 For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
3 Interest income on loans includes net loan fees of $325,000, $339,000, and $333,000 for 2014, 2013 and 2012, respectively.
4 Interest income is presented on a tax-equivalent basis assuming a tax rate 35% in all years. The tax-equivalent adjustment was approximately $5,288,000, $4,723,000 and $5,301,000 for 2014, 2013 and 2012, respectively.
5 For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2014 Over 2013			2013 Over 2012
(In thousands)	Volume[1]	Rate[1]	Total	Volume[1]	Rate[1]	Total
Increase (decrease) in interest income:
Loans[2,3] :
Taxable	$(457)	$(2,305)	$(2,762)	$(1,346)	$(2,097)	$(3,443)
Tax-exempt[4]	533	48	581	23	20	43
Securities:
Taxable	1	(1)	0	1	(5)	(4)
Tax-exempt[4]	1,307	(400)	907	(821)	(783)	(1,604)
Certificates of deposit	(6)	(13)	(19)	(7)	(1)	(8)
Interest-bearing deposits in other
financial institutions	46	(20)	26	14	22	36
Federal funds sold and other short-term
investments	(3)	17	14	45	1	46
Total interest income	$1,421	$(2,674)	$(1,253)	$(2,091)	$(2,843)	$(4,934)
Interest expense on:
Interest-bearing demand deposits	$189	$(362)	$(173)	$176	$(178)	$(2)
Savings deposits	(22)	(29)	(51)	(23)	(8)	(31)
Time deposits >=$100	(45)	25	(20)	(65)	(34)	(99)
Other time deposits	(115)	(13)	(128)	(82)	(102)	(184)

Total interest expense	7	(379)	(372)	6	(322)	(316)
Net interest income	$1,414	$(2,295)	$(881)	$(2,097)	$(2,521)	$(4,618)

1 The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
2 Average balances include nonaccrual loans.
3 Interest income includes net loan fees.
4 Interest income is presented on a tax-equivalent basis assuming a tax rate 35% in all years.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $669,346,000 and represented 44.6% of the Company's total assets as of December 31, 2014 and generated $29,726,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2014.

Loans by Type	December 31,
(In thousands)	2014	2013	2012	2011	2010
Commercial and industrial	$203,350	$171,304	$160,862	$136,916	$135,061
Real estate (commercial and church):
Mortgage	423,641	455,190	502,961	488,574	517,593
Construction	18,612	16,449	23,475	45,564	54,752
Industrial Revenue Bond	23,348	9,167	—	—	—
Other	395	67	435	511	1,227
Total loans	$669,346	$652,177	$687,733	$671,565	$708,633

Loans by Maturity
(At December 31, 2014)	One Year		Over 1 Year		Over
	Or Less		Through 5 Years		5 Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	Rate	Rate[1]	Rate	Rate[1]	Rate	Rate[1]	Total
Commercial and industrial	$7,104	$77,726	$31,843	$48,185	$4,754	$33,738	$203,350
Real Estate:
Mortgage	50,829	15,560	275,898	16,246	44,674	20,434	423,641
Construction	6,982	2,641	2,823	6,166	—	—	18,612
Industrial Revenue Bond	—	—	13,107	—	10,241	—	23,348
Other	—	395	—	—	—	—	395
Total loans	$64,915	$96,322	$323,671	$70,597	$59,669	$54,172	$669,346

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

Loan portfolio changes from December 31, 2013 to December 31, 2014:

Total loans increased $17,169,000, or 3%, to $669,346,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Loan portfolio changes from December 31, 2012 to December 31, 2013:

Total loans decreased $35,556,000, or 5%, to $652,177,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Loan Losses (ALLL)

The Company recorded no provision for loan losses in 2014, $500,000 in 2013 and $2,400,000 in 2012. The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the allowance for loan losses. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan (recoveries) charge-offs of ($215,000), $1,178,000, and $2,997,000 in 2014, 2013, and 2012, respectively. The ALLL was $11,894,000 at December 31, 2014 compared to $11,679,000 at December 31, 2013 and $12,357,000 at December 31, 2012. The year-end 2014 allowance represented 1.8% of outstanding loans, the same as at year-end 2013 and 2012. From December 31, 2013 to December 31, 2014, the level of nonperforming loans decreased $1,309,000 from $1,797,000 to $488,000, which represents .07% of outstanding loans. Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

The ALLL has been established and is maintained to absorb reasonably estimated and probable losses in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology consists of two components: 1) estimated credit losses on individually evaluated loans that are determined to be impaired in accordance with FASB ASC 310 and 2) estimated credit losses inherent in the remainder of the loan portfolio in accordance with FASB ASC 450. Estimated credit losses is an estimate of the current amount of loans that is probable the Company will be unable to collect according to the original terms.

For loans that are individually evaluated, the Company uses two impairment measurement methods: 1) the present value of expected future cash flows and 2) collateral value. For the remainder of the portfolio, the Company groups loans with similar risk characteristics into eight segments and applies historical loss rates to each segment based on a three fiscal-year look-back period. The historical look-back calculation is additionally risk-weighted with the emphasis on the most-recent charge-off activity. In addition, qualitative factors including credit concentration risk, national and local economic conditions, nature and volume of loan portfolio, legal and regulatory factors, downturns in specific industries including losses in collateral value, trends in credit quality at the Company and in the banking industry and trends in risk-rating agencies are also considered.

The Company also utilizes ratio analysis to evaluate the overall reasonableness of the ALLL compared to its peers and required levels of regulatory capital. Federal and state agencies review the Company’s methodology for maintaining the ALLL. These agencies may require the Company to adjust the ALLL based on their judgments and interpretations about information available to them at the time of their examinations.

The following schedule summarizes activity in the allowance for loan losses and the allocation of the allowance to the Company’s loan categories.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Allowance at beginning of year	$11,679	$12,357	$12,954	$11,891	$8,284
Loans charged-off:
Commercial and industrial	—	1,307	1,546	1,118	554
Real estate (commercial and church):
Mortgage	76	233	1,562	28	—
Construction	—	—	—	—	—
Other	3	—	—	—	—
Total loans charged-off	79	1,540	3,108	1,146	554
Recoveries of loans previously charged-off:
Commercial and industrial	41	47	111	58	60
Real estate (commercial and church):
Mortgage	252	315	—	1	1
Construction	—	—	—	—	—
Other	1	—	—	—	—
Total recoveries of loans previously charged-off	294	362	111	59	61
Net loans (recovered) charged-off	(215)	1,178	2,997	1,087	493
Provision charged to expense	—	500	2,400	2,150	4,100
Allowance at end of year	$11,894	$11,679	$12,357	$12,954	$11,891
Loans outstanding:
Average	$663,824	$659,422	$684,597	$695,984	$675,901
December 31	669,346	652,177	687,733	671,565	708,633
Ratio of allowance for loan losses to loans
outstanding:
Average	1.79%	1.77%	1.81%	1.86%	1.76%
December 31	1.78%	1.79%	1.80%	1.93%	1.68%
Ratio of net charge-offs to average loans
outstanding	(.03)%	.18%	.44%	.16%	.07%
Allocation of allowance for loan losses[1]:
Commercial and industrial	$3,515	$3,139	$3,192	$2,594	$2,732
Real estate (commercial and church):
Mortgage	7,076	7,439	8,687	9,573	8,491
Construction	140	124	470	783	656
Industrial Revenue Bond	394	155	—	—	—
Other[2]	769	822	8	4	12
Total	$11,894	$11,679	$12,357	$12,954	$11,891
Percentage of categories to total loans:
Commercial and industrial	30.4%	26.3%	23.4%	20.4%	19.2%
Real estate (commercial and church):
Mortgage	63.3%	69.8%	73.1%	72.7%	72.9%
Construction	2.8%	2.5%	3.4%	6.8%	7.7%
Industrial Revenue Bond	3.5%	1.4%	—	—	—
Other	—%	—%	0.1%	0.1%	0.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

1 Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.
2 Includes unallocated of $767,000 and $822,000 in 2014 and 2013, respectively.

Nonperforming Assets

Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Troubled debt restructurings are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $108,000 and $180,000 for the years ended December 31, 2014 and 2013, respectively. Of this amount, approximately $77,000 and $131,000 was actually recorded as interest income on such loans during the years ended December 31, 2014 and 2013, respectively.

Total nonaccrual loans at December 31, 2014 consists of two loans totaling $488,000 that relate to businesses/churches that have weak financial positions and/or are in liquidation. Allocations of the allowance for loan losses have been established for the estimated loss exposure.

There were no foreclosed assets at December 31, 2014 and December 31, 2013.

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

Summary of Nonperforming Assets

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Commercial and industrial:
Nonaccrual	$—	$11	$1,439	$56	$46
Contractually past due 90 days or more and still
accruing	—	—	—	—	—
Real estate – mortgage:
Nonaccrual	488	1,786	5,133*	1,653	519
Contractually past due 90 days or more and still
accruing	—	—	—	29	—
Total nonperforming loans	$488	$1,797	$6,572	$1,738	$565
Total foreclosed assets	—	—	1,322	1,689	1,910
Total nonperforming assets	$488	$1,797	$7,894	$3,427	$2,475

*In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

Operating Expenses

Operating expenses in 2014 compared to 2013 include the following significant pre-tax components:

Salaries and employee benefits expense increased $378,000, or less than 1%, to $66,100,000. Occupancy expense increased $298,000, or 10.4%, due to the rent escalation on two properties and additional depreciation on building improvements. Equipment expense increased $320,000 to $4,130,000 primarily due to depreciation on new furniture and additional systems software. Amortization of intangibles decreased $52,000 to $483,000. Other operating expense increased $384,000, or 3.4%, to $11,529,000 primarily due to an increase in outside service fees.

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

Income Tax Expense

Income tax expense in 2014 totaled $7,759,000 compared to $7,234,000 and $7,887,000 in 2013 and 2012, respectively. When measured as a percent of income, the Company’s effective tax rate was 24% in 2014, 24% in 2013, and 25% in 2012. The effective tax rate varies from year-to-year primarily due to changes in the Company’s pre-tax income and the amount of investment in tax-exempt municipal bonds.

Investment Portfolio

Investment portfolio changes from December 31, 2013 to December 31, 2014:

State and political subdivision securities increased $38,374,000, or 12%, to $352,391,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the Company purchased state and political subdivision securities. These securities all had A or better credit ratings and maturities approaching 15 years. With the additional liquidity provided by the increase in deposits and accounts and drafts payable, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company’s investment policy. As of December 31, 2014, the Company had no mortgage-backed securities in its portfolio.

There was no single issuer of securities in the investment portfolio at December 31, 2014 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type

	December 31,
(In thousands)	2014	2013	2012
State and political subdivisions	$352,391	$314,017	$335,193
Certificates of deposit	3,750	3,750	6,742
Total investments	$356,141	$317,767	$341,935

Investment Securities by Maturity
(At December 31, 2014)

	Within 1	Over 1 to 5	Over 5 to	Over
(In thousands)	Year	Years	10 Years	10 Years	Yield
State and political subdivisions	$24,462	$84,500	$150,429	$93,000	4.09%
Certificates of deposit	3,750	—	—	—	.25%
Total investments	$28,212	$84,500	$150,429	$93,000	4.04%
Weighted average yield[1]	3.85%	4.48%	3.82%	4.06%	4.04%

1 Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased 11% from December 31, 2013 to $158,999,000 at December 31, 2014. The average balances of these deposits increased 7% in 2014 to $147,575,000. These balances are primarily maintained by commercial customers and churches and can fluctuate on a daily basis.

Interest-bearing deposits increased $20,545,000, or 5%, to $459,200,000 at December 31, 2014. The average balances of these deposits increased to $423,464,000 in 2014 from $412,445,000 in 2013.

Accounts and drafts payable generated by the Company in its payment processing operations increased $111,475,000, or 20%, at December 31, 2013 to $655,428,000 at December 31, 2014. The average balance of these funds increased $42,466,000, or 7%, to $643,077,000 in 2014. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposit of $100,000 or More

(In thousands)	December 31, 2014
Three months or less	$37,633
Three to six months	17,929
Six to twelve months	5,802
Over twelve months	11,455
Total	$72,819

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, totaled $294,335,000 at December 31, 2014, an increase of $69,073,000, or 31%, from December 31, 2013. At December 31, 2014, these assets represented 20% of total assets. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $356,141,000 at December 31, 2014, an increase of $38,374,000, or 12%, from December 31, 2013. These assets represented 24% of total assets at December 31, 2014 and were primarily state and political subdivision securities. Of the total portfolio, 8% mature in one year or less, 24% mature after one year through five years and 68% mature after five years. The Company sold $587,000 in securities available-for-sale during 2014.

As of December 31, 2014, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. As of December 31, 2014, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $158,247,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2014 or 2013. At Decemember 31, 2014, the Company had a line of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2014, 2013 and 2012 were $34,843,000, $28,886,000 and $35,328,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2014. The Company anticipates the annual capital expenditures for 2015 should range from $5 million to $7 million. Capital expenditures in 2015 are expected to consist of equipment and software related to the payment and information processing services business.

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

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2014, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2014 as shown in Item 8, Note 2 of this report.

In 2014, cash dividends paid were $.81 per share for a total of $9,337,000, an increase of $827,000, or 9.7%, compared to $.74 per share for a total of $8,510,000 in 2013. The increase is attributable to the per-share amount paid.

Shareholders’ equity was $200,432,000, or 13.4% of total assets, at December 31, 2014, an increase of $10,005,000 over the balance at December 31, 2013. This increase resulted primarily from net income of $24,033,000, the available-for-sale net unrealized gain of $5,237,000 offset by cash dividends of $9,337,000 and the pension adjustment per FASB ASC 715 of $9,189,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements and prudent and sound banking principles. As of December 31, 2014, unappropriated retained earnings of $23,801,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 39,502 shares at an aggregate cost of $1,848,000 during the year ended December 31, 2014 and 0 during the year ended December 31, 2013. As of December 31, 2014, 480,040 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2014, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2014, the balance of loan commitments, standby and commercial letters of credit were $19,066,000, $12,693,000 and $2,571,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2014:

	Amount of Commitment Expiration per Period
		Less than 1	1-3	3-5	Over
(In thousands)	Total	Year	Years	Years	5 Years
Operating lease commitments	$6,841	$1,213	$2,121	$1,484	$2,023
Time deposits	79,775	66,436	11,907	1,432	—
Total	$86,616	$67,649	$14,028	$2,916	$2,023

During 2014, the Company made no contribution to its noncontributory defined benefit pension plan. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2014, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	5.00%
Rate of increase in compensation levels	3.75%
Expected long-term rate of return on assets	6.75%

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios in order to quantify potential changes in short-term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2014, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond 12 months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2014:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	7%	10%
+100 basis points	4%	5%
Stable rates	—	—
-100 basis points	(1%)	(4%)
-200 basis points	(4%)	(7%)

Interest Rate Sensitivity Position

The following table presents the Company’s interest rate risk position at December 31, 2014 for the various time periods indicated.

	Variable	0-90	91-180	181-364	1-5	Over
(In thousands)	Rate	Days	Days	Days	Years	5 Years	Total
Earning assets:
Loans:
Taxable	$221,091	$64,915	$—	$—	$310,564	$49,428	$645,998
Tax-exempt	—	—	—	—	13,107	10,241	23,348
Securities[1]:
Tax-exempt	—	24,463	—	—	84,500	243,428	352,391
Certificates of deposit	—	—	—	3,750	—	—	3,750
Investments in the FHLB
and FRB	1,098	—	—	—	—	—	1,098
Federal funds sold and other
short-term investments	283,028	—	—	—	—	—	283,028
Total earning assets	$505,217	$89,378	$—	$3,750	$408,171	$303,097	$1,309,613
Interest-sensitive liabilities:
Money market accounts	$274,446	$—	$—	$—	$—	$—	$274,446
Now accounts	80,065	—	—	—	—	—	80,065
Savings deposits	24,914	—	—	—	—	—	24,914
Time deposits:
$100K and more	—	37,633	17,929	5,802	11,455	—	72,819
Less than $100K	—	2,194	2,228	650	1,884	—	6,956
Federal funds purchased and
other short-term borrowing	—	—	—	—	—	—	—
Total interest-bearing liabilities	$379,425	$39,827	$20,157	$6,452	$13,339	$—	$459,200
Interest sensitivity gap:
Periodic	$125,792	$49,551	$(20,157)	$(2,702)	$394,832	$303,097	$772,343
Cumulative	125,792	175,343	155,186	152,484	547,316	850,413	772,343
Ratio of interest-bearing assets
to interest-bearing liabilities:
Periodic	1.33	2.24	—	0.58	30.60	—	2.85
Cumulative	1.33	1.42	1.35	1.34	2.19	2.85	2.85

1 Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2014	2013
Assets
Cash and due from banks	$11,307	$11,283
Interest-bearing deposits in other financial institutions	200,966	160,316
Federal funds sold and other short-term investments	82,062	53,663
Cash and cash equivalents	294,335	225,262
Securities available-for-sale, at fair value	356,141	317,767

Loans	669,346	652,177
Less allowance for loan losses	11,894	11,679
Loans, net	657,452	640,498
Premises and equipment, net	16,909	13,231
Investments in bank-owned life insurance	15,429	15,437
Payments in excess of funding	120,227	77,650
Goodwill	11,590	11,590
Other intangible assets, net	2,762	3,222
Other assets	25,886	21,363
Total assets	$1,500,731	$1,326,020

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$158,999	$143,841
Interest-bearing	459,200	438,655
Total deposits	618,199	582,496
Accounts and drafts payable	655,428	543,953
Other liabilities	26,672	9,144
Total liabilities	1,300,299	1,135,593

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized, 11,931,147 shares
issued at December 31, 2014 and 2013	5,966	5,966
Additional paid-in capital	126,169	125,062
Retained earnings	90,635	75,939
Common shares in treasury, at cost (428,572 and 409,667
shares at December 31, 2014 and 2013, respectively)	(12,707)	(10,980)
Accumulated other comprehensive loss	(9,631)	(5,560)
Total shareholders’ equity	200,432	190,427
Total liabilities and shareholders’ equity	$1,500,731	$1,326,020

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2014	2013	2012
Fee Revenue and Other Income:
Information services payment and processing revenue	$77,427	$70,805	$66,695
Bank service fees	1,132	1,215	1,272
Gains on sales of securities	23	4,024	2,635
Other	1,325	528	536
Total fee revenue and other income	79,907	76,572	71,138

Interest Income:
Interest and fees on loans	29,726	32,110	35,525
Interest and dividends on securities:
Taxable	29	48	60
Exempt from federal income taxes	9,412	8,867	9,878
Interest on federal funds sold and
other short-term investments	592	552	470
Total interest income	39,759	41,577	45,933

Interest Expense:
Interest on deposits	2,460	2,832	3,148
Total interest expense	2,460	2,832	3,148
Net interest income	37,299	38,745	42,785
Provision for loan losses	—	500	2,400
Net interest income after provision for loan losses	37,299	38,245	40,385
Total net revenue	117,206	114,817	111,523

Operating Expense:
Salaries and employee benefits	66,100	65,722	62,563
Occupancy	3,172	2,874	2,157
Equipment	4,130	3,810	3,516
Amortization of intangible assets	483	535	581
Other operating	11,529	11,145	11,516
Total operating expense	85,414	84,086	80,333
Income before income tax expense	31,792	30,731	31,190
Income tax expense	7,759	7,234	7,887
Net income	$24,033	$23,497	$23,303

Basic Earnings Per Share	$2.09	$2.05	$2.05
Diluted Earnings Per Share	2.06	2.02	2.02

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Comprehensive income:
Net income	$24,033	$23,497	$23,303
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	8,333	(10,748)	2,702
Tax effect	(3,096)	3,993	(946)
Reclassification adjustments for gains included in
net income	(23)	(4,024)	(2,635)
Tax effect	8	1,408	923
FASB ASC 715 adjustment	(14,621)	15,674	(5,206)
Tax effect	5,432	(5,823)	1,822
Foreign currency translation adjustments	(104)	53	—
Total comprehensive income	$19,962	$24,030	$19,963

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$24,033	$23,497	$23,303
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,181	7,346	6,916
Net gains on sales of securities	(23)	(4,024)	(2,635)
Stock-based compensation expense	2,041	1,975	1,399
Provisions for loan losses	—	500	2,400
Deferred income tax (benefit) expense	(679)	57	974
Increase (decrease) in income tax liability	34	(964)	1,073
Increase (decrease) in pension liability	2,282	2,822	(2,158)
Other operating activities, net	(1,026)	(2,323)	4,056
Net cash provided by operating activities	34,843	28,886	35,328

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	587	95,742	69,747
Proceeds from maturities of securities available-for-sale	18,340	18,117	11,898
Purchase of securities available-for-sale	(54,054)	(104,351)	(114,646)
Net (increase) decrease in loans	(16,954)	34,378	(19,165)
Increase in payments in excess of funding	(42,577)	(14,128)	(2,144)
Purchases of premises and equipment, net	(6,291)	(4,857)	(3,099)
Environmental management acquisition	—	—	(7,798)
Net cash (used in) provided by investing activities	(100,949)	24,901	(65,207)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	15,158	(302)	12,187
Net increase in interest-bearing demand and savings deposits	39,766	32,645	21,683
Net decrease in time deposits	(19,221)	(13,555)	(18,530)
Net increase (decrease) in accounts and drafts payable	111,475	21,192	(72,440)
Cash dividends paid	(9,337)	(8,510)	(7,361)
Purchase of common shares for treasury	(1,848)	—	—
Other financing activities, net	(814)	(1,083)	(534)
Net cash (used in) provided by financing activities	135,179	30,387	(64,995)
Net increase (decrease) in cash and cash equivalents	69,073	84,174	(94,874)
Cash and cash equivalents at beginning of year	225,262	141,088	235,962
Cash and cash equivalents at end of year	$294,335	$225,262	$141,088

Supplemental information:
Cash paid for interest	$2,491	$2,855	$3,196
Cash paid for income taxes	8,476	8,265	6,407

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2011	$5,445	$80,971	$89,853	$(12,968)	$(2,753)	$160,548
Net income			23,303			23,303
Cash dividends ($.64 per share)			(7,361)			(7,361)
Stock dividend	521	44,280	(44,843)			(42)
Issuance of 21,195 common shares pursuant
to stock-based compensation plan, net		(310)		392		82
Exercise of stock options and SARs		(1,254)		680		(574)
Stock-based compensation expense		1,399				1,399
Other comprehensive loss					(3,340)	(3,340)
Balance, December 31, 2012	5,966	125,086	60,952	(11,896)	(6,093)	174,015

Net income			23,497			23,497
Cash dividends ($.74 per share)			(8,510)			(8,510)
Stock dividend
Issuance of 30,407 common shares pursuant
to stock-based compensation plan, net		(755)		508		(247)
Exercise of stock options and SARs		(1,244)		408		(836)
Stock-based compensation expense		1,975				1,975
Other comprehensive income					533	533
Balance, December 31, 2013	5,966	125,062	75,939	(10,980)	(5,560)	190,427

Net income			24,033			24,033
Cash dividends ($.81 per share)			(9,337)			(9,337)
Issuance of 22,629 common shares pursuant
to stock-based compensation plan, net		(594)		(38)		(632)
Exercise of SARs		(340)		159		(181)
Stock-based compensation expense		2,041				2,041
Purchase of 39,502 shares				(1,848)		(1,848)
Other comprehensive loss					(4,071)	(4,071)
Balance, December 31, 2014	$5,966	$126,169	$90,635	$(12,707)	$(9,631)	$200,432

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

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the 2014 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

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

Investment in Debt Securities The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers guidance provided in FASB ASC Topic 320, Investments –Debt and Equity Securities. When determining whether a debt security is other-than-temporarily impaired, the Company assesses whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted to interest income over the estimated lives of the securities using the level-yield method. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method.

Allowance for Loan Losses (ALLL) The ALLL is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management’s approach provides for estimated credit losses on individually evaluated loans in accordance with FASB ASC 310 and estimated credit losses inherent in the remainder of the portfolio in accordance with FASB ASC 450.

Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examinations.

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

Information Services Revenue A majority of the Company’s revenues are attributable to fees for providing services. These services include transportation invoice rating, payment processing, auditing, and the generation of accounting and transportation information. The Company also processes, pays and generates management information from electric, gas, telecommunications, environmental, and other invoices. The specific payment and information processing services provided to each customer are developed individually to meet each customer’s specific requirements. The Company enters into service agreements with customers typically for fixed fees per transaction that are invoiced monthly. Revenues are recognized in the period services are rendered and earned under the service agreements, as long as collection is reasonably assured.

Income Taxes Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance. In the event that management determines it is more likely than not that it will not be able to realize all or part of net deferred tax assets in the future, the Company adjusts the recorded value of deferred tax assets, which would result in a direct charge to income tax expense in the period that such determination is made. Likewise, the Company will reverse the valuation allowance when realization of the deferred tax asset is expected. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2014, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715, “Compensation – Retirement Benefits” (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

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

Note 2
Capital Requirements and Regulatory Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2014 and 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective July 2, 2013, the Federal Reserve Board approved final rules known as the “Basel III Capital Rules” that substantially revise the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules implement aspects of the Basel III capital framework agreed upon by the Basel Committee and incorporate changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, the Basel III Capital Rules establish stricter capital requirements and calculation standards, as well as more restrictive risk weightings for certain loans and facilities. The Basel III Capital Rules will come into effect for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2014 and 2013, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2014, unappropriated retained earnings of $23,801,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2014 and 2013.

The Company’s and the Bank’s actual and required capital amounts and ratios as are as follows:

			Capital		Requirement to be
	Actual		Requirements		Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2014
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$207,468	21.91%	$75,761	8.00%	$	N/A	N/A	%
Cass Commercial Bank	91,249	15.88	45,977	8.00		57,472	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	195,630	20.66	37,880	4.00		N/A	N/A
Cass Commercial Bank	84,049	14.62	22,989	4.00		34,483	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	195,630	13.42	43,742	3.00		N/A	N/A
Cass Commercial Bank	84,049	11.94	21,124	3.00		35,207	5.00
At December 31, 2013
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$191,984	22.27%	$68,956	8.00%	$	N/A	N/A	%
Cass Commercial Bank	83,168	15.38	43,256	8.00		54,071	10.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	181,198	21.02	34,478	4.00		N/A	N/A
Cass Commercial Bank	76,395	14.13	21,628	4.00		32,442	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	181,198	13.12	41,438	3.00		N/A	N/A
Cass Commercial Bank	76,395	11.37	20,162	3.00		33,603	5.00

Note 3
Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2014 and 2013 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$338,469	$14,120	$198	$352,391
Certificates of deposit	3,750	—	—	3,750
Total	$342,219	$14,120	$198	$356,141

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$308,403	$8,537	$2,923	$314,017
Certificates of deposit	3,750	—	—	3,750
Total	$312,153	$8,537	$2,923	$317,767

The fair values of securities with unrealized losses are as follows:

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$8,700	$15	$13,833	$183	$22,533	$198
Certificates of deposit	—	—	—	—	—	—
Total	$8,700	$15	$13,833	$183	$22,533	$198

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$101,792	$2,661	$3,554	$262	$105,346	$2,923
Certificates of deposit	—	—	—	—	—	—
Total	$101,792	$2,661	$3,554	$262	$105,346	$2,923

There were 20 securities, or 6% of the total, (12 greater than 12 months) in an unrealized loss position as of December 31, 2014 compared to 102 securities (3 greater than 12 months) in an unrealized loss position as of December 31, 2013. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven, and the Company does not have the intent to sell the security, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2014
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$27,929	$28,213
Due after 1 year through 5 years	80,542	84,500
Due after 5 years through 10 years	144,350	150,428
Due after 10 years	89,398	93,000
No stated maturity	—	—
Total	$342,219	$356,141

The premium related to the purchase of state and political subdivisions was $5,085,000 and $4,450,000 in 2014 and 2013, respectively.

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2014 and 2013 was $3,750,000 and $3,750,000 respectively.

Proceeds from sales of debt securities classified as available-for-sale were $587,000 in 2014, $95,742,000 in 2013, and $69,747,000 in 2012. Gross realized gains on the sales in 2014, 2013 and 2012 were $23,000, $4,295,000, and $2,646,000, respectively. Gross realized losses on sales in 2014, 2013 and 2012 were $0, $271,000, and $11,000, respectively.

Note 4
Loans

The Company originates commercial, industrial and real estate loans to businesses and churches throughout the metropolitan St. Louis, Missouri area, Orange County, California and other selected cities in the United States. The Company does not have any particular concentration of credit in any one economic sector; however, a substantial portion of the commercial and industrial loans is extended to privately-held commercial companies in these market areas, and are generally secured by the assets of the business. The Company also has a substantial portion of real estate loans secured by mortgages that are extended to churches in its market area and selected cities in the United States.

A summary of loan categories is as follows:

	December 31,
(In thousands)	2014	2013
Commercial and industrial	$203,350	$171,304
Real estate
Commercial:
Mortgage	117,754	128,358
Construction	—	6,632
Church, church-related:
Mortgage	305,887	326,832
Construction	18,612	9,817
Industrial Revenue Bond	23,348	9,167
Other	395	67
Total loans	$669,346	$652,177

The following table presents the aging of loans by loan categories at December 31, 2014:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
Commercial and industrial	$203,350	$—	$—	$—	$—	$203,350
Real estate
Commercial:
Mortgage	117,393	—	—	—	361	117,754
Construction	—	—	—	—	—	—
Church, church-related:
Mortgage	305,760	—	—	—	127	305,887
Construction	18,612	—	—	—	—	18,612
Industrial Revenue Bond	23,348	—	—	—	—	23,348
Other	395	—	—	—	—	395
Total	$668,858	$—	$—	$—	$488	$669,346

The following table presents the aging of loans by loan categories at December 31, 2013:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
Commercial and industrial	$171,293	$—	$—	$—	$11	$171,304
Real estate
Commercial:
Mortgage	127,879		—	—	479	128,358
Construction	6,632	—	—	—	—	6,632
Church, church-related:
Mortgage	325,091	434	—	—	1,307	326,832
Construction	9,817	—	—	—	—	9,817
Industrial Revenue Bond	9,167	—	—	—	—	9,167
Other	67	—	—	—	—	67
Total	$649,946	$434	$—	$—	$1,797	$652,177

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2014:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
Commercial and industrial	$199,837	$3,513	$—	$203,350
Real estate
Commercial:
Mortgage	103,097	14,296	361	117,754
Construction	—	—	—	—
Church, church-related:
Mortgage	304,219	1,541	127	305,887
Construction	18,612	—	—	18,612
Industrial Revenue Bond	23,348	—	—	23,348
Other	395	—	—	395
Total	$649,508	$19,350	$488	$669,346

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

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and non-performing. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. The allowance for loan losses related to impaired loans was $127,000 and $318,000 at December 31, 2014 and 2013, respectively. Nonaccrual loans were $488,000 and $1,797,000 at December 31, 2014 and 2013, respectively. Loans delinquent 90 days or more and still accruing interest were $0 at December 31, 2014 and 2013. At December 31, 2014 and 2013, there were no loans classified as troubled debt restructuring. The average balances of impaired loans during 2014, 2013 and 2012 were $1,262,000, $1,381,000 and $5,451,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $108,000, $180,000 and $381,000 for 2014, 2013 and 2012, respectively. Income that was recognized on nonaccrual loans was $77,000, $131,000 and $141,000 for 2014, 2013 and 2012 respectively. There were no foreclosed assets as of December 31, 2014 and December 31, 2013.

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2014:

			Related
		Unpaid	Allowance
	Recorded	Principal	for Loan
(In thousands)	Investment	Balance	Losses
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial Mortgage:
Nonaccrual	361	361	—
Church Mortgage:
Nonaccrual	127	127	127
Total impaired loans	$488	$488	$127

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2013:

			Related
		Unpaid	Allowance
	Recorded	Principal	for Loan
(In thousands)	Investment	Balance	Losses
Commercial and industrial:
Nonaccrual	$11	$11	$6
Real estate
Commercial Mortgage:
Nonaccrual	479	479	89
Church Mortgage:
Nonaccrual	1,307	1,307	223
Total impaired loans	$1,797	$1,797	$318

The Company does not record loans at fair value on a recurring basis. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At December 31, 2014, all impaired loans were evaluated based on the fair value of the collateral or present value of expected future cash flow. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3.

A summary of the activity in the allowance for loan losses is as follows:

	December 31,	Charge-			December 31,
(In thousands)	2013	Offs	Recoveries	Provision	2014
Commercial and industrial	$3,139	$—	$41	$335	$3,515
Real estate
Commercial:
Mortgage	3,064	—	222	(226)	3,060
Construction	—	—	—	—	—
Church, church-related:
Mortgage	4,375	76	30	(313)	4,016
Construction	124	—	—	16	140
Industrial Revenue Bond	155	—	—	239	394
Other	822	3	1	(51)	769
Total	$11,679	$79	$294	$—	$11,894

As of December 31, 2014 there were no loans to affiliates of executive officers or directors.

Note 5
Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2014	2013
Land	$873	$873
Buildings	12,541	10,801
Leasehold improvements	2,112	2,086
Furniture, fixtures and equipment	10,762	12,081
Purchased software	10,274	9,328
Internally developed software	2,527	2,650
	39,089	37,819
Less accumulated depreciation	22,180	24,588
Total	$16,909	$13,231

Total depreciation charged to expense in 2014, 2013 and 2012 amounted to $2,613,000, $2,361,000 and $1,951,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements which expire at various dates through 2023. Rental expense for 2014, 2013 and 2012 was $1,405,000, $1,222,000 and $547,000, respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014:

(In thousands)	Amount
2015	$1,213
2016	1,071
2017	1,050
2018	861
2019	624
2020-2023	2,022
Total	$6,841

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

In January 2012, the Company acquired the assets of Waste Reduction Consultants, Inc., and recorded intangible assets of $3,183,000 for the customer list, $261,000 for two non-compete agreements and software of $234,000. Details of the Company’s intangible assets are as follows:

	December 31, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer Lists	$3,933	$(1,705)	$3,933	$(1,387)

Patent	23	(1)	—	—
Non-compete agreements	261	(157)	261	(105)
Software	234	(234)	234	(156)
Other	500	(92)	500	(58)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,768	$(2,416)	$16,745	$(1,933)

[1] Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the non-compete agreements over five years, software over three years and other intangible assets over fifteen years. Amortization of intangible assets amounted to $483,000, $535,000 and $581,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated future amortization of intangibles is as follows: $405,000 in 2015, $405,000 in 2016, $353,000 in 2017, $353,000 in 2018, and $353,000 in 2019.

Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
	2014		2013
(In thousands)		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amounts	Rate	Amounts	Rate
Interest-bearing demand deposits	$354,511.49%		$316,743.61%
Savings deposits	24,914.51		20.66
Time deposits:
Less than $100	6,956	1.14	7,777	1.09
$100 or more	72,819.79		91,219.81
Total	$459,200.58%		$438,655.69%

Interest on deposits consists of the following:

	December 31,
(In thousands)	2014	2013	2012
Interest-bearing demand deposits	$1,564	$1,737	$1,739
Savings deposits	87	138	169
Time deposits:
Less than $100	472	600	784
$100 or more	337	357	456
Total	$2,460	$2,832	$3,148

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2014		2013
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Due within:
One year	$66,436	83.3%	$84,088	84.9%
Two years	10,759	13.5	12,690	12.8
Three years	1,148	1.4	594.6
Four years	1,250	1.6	459.5
Five years	182.2		1,165	1.2
Total	$79,775	100.0%	$98,996	100.0%

Note 8
Unused Available Lines of Credit

As of December 31, 2014, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. As of December 31, 2014, the Bank had secured lines of credit with the FHLB of $158,247,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2014 or 2013. At December 31, 2014, the Company had secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities.

Note 9
Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2014.

2014
Shares outstanding at January 1	11,521,480
Issuance of common stock:
Employee restricted stock grants	6,007
Employee SARs exercised	8,066
Directors’ compensation	6,524
Shares repurchased	(39,502)
Shares outstanding at December 31	11,502,575

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Under the treasury stock method, stock appreciation rights (“SARs”) are dilutive when the average market price of the Company’s common stock, combined with the effect of any unamortized compensation expense, exceeds the SAR price during a period. Anti-dilutive shares are those SARs with prices in excess of the current market value.

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2014	2013	2012
Basic
Net income	$24,033	$23,497	$23,303
Weighted average common shares outstanding	11,479,025	11,441,158	11,378,216
Basic earnings per share	$2.09	$2.05	$2.05
Diluted
Net income	$24,033	$23,497	$23,303
Weighted average common shares outstanding	11,479,025	11,441,158	11,378,216
Effect of dilutive restricted stock and SARs	164,954	199,581	178,998
Weighted average common shares outstanding
assuming dilution	11,643,979	11,640,739	11,557,214
Diluted earnings per share	$2.06	$2.02	$2.02

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

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2014	2013
Projected benefit obligation:
Balance, January 1	$63,439	$67,087
Service cost	3,003	3,452
Interest cost	3,037	2,819
Actuarial loss (gain)	13,349	(8,496)
Benefits paid	(1,486)	(1,423)
Balance, December 31	$81,342	$63,439
Plan assets:
Fair value, January 1	$70,627	$61,384
Actual return	3,831	9,166
Employer contribution	—	1,500
Benefits paid	(1,486)	(1,423)
Fair value, December 31	$72,972	$70,627
Funded status:
Accrued pension asset (liability)	$(8,370)	$7,188

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2014, 2013 and 2012, the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve. Also, for 2014, 2013, and 2012, the RP-2014 Mortality Tables were used.

	2014	2013	2012
Weighted average discount rate	4.00%	5.00%	4.25%
Rate of increase in compensation levels	(a)	3.75%	3.75%

       (a)       6.0% graded down to 3.25% over the first seven years of service

The accumulated benefit obligation was $69,420,000 and $52,187,000 as of December 31, 2014 and 2013, respectively. The Company does not expect to make a contribution to the Plan in 2015. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2015	$1,842,000
2016	2,065,000
2017	2,305,000
2018	2,649,000
2019	2,822,000
2020-2024	18,649,000

The Plan’s pension cost included the following components:

	For the Year Ended
	December 31,
(In thousands)	2014	2013	2012
Service cost benefits earned during the year	$3,003	$3,452	$2,799
Interest cost on projected benefit obligations	3,037	2,819	2,570
Expected return on plan assets	(4,711)	(4,469)	(3,967)
Net amortization and deferral	244	1,729	1,473
Net periodic pension cost	$1,573	$3,531	$2,875

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2014	2013	2012
Weighted average discount rate	5.00%	4.25%	4.75%
Rate of increase in compensation levels	3.75%	3.75%	4.00%
Expected long-term rate of return on assets	6.75%	7.25%	7.25%

For 2014, 2013, and 2012, the RP-2000 Employees Mortality Table, RP-2000 Healthy Annuitant Mortality Table, and RP-2000 Disabled Mortality Table were used.

The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation is a balance between fixed income and equity investments, with a target allocation of approximately 50% fixed income, 34% U.S. equity and 16% non-U.S. equity. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity components are invested in pooled large cap, small/mid cap and non-U.S. stocks. The expected one-year nominal returns and annual standard deviations are shown by asset class below:

		One-Year Nominal	Annual Standard
Asset Class	% of Total Portfolio	Return	Deviation
Core Fixed Income	49%	4.79%	4.68%
Large Cap U.S. Equities	9%	7.67%	16.65%
Large Cap U.S. Growth Equities	9%	8.42%	19.20%
Large Cap U.S. Value Equities	9%	7.53%	16.73%
Small Cap U.S. Equities	8%	8.70%	20.53%
International (Developed)	15%	8.98%	19.79%
International (Emerging)	1%	10.77%	28.45%

Applying appropriate correlation factors between each of the asset classes the long-term rate of return on assets is estimated to be 6.75%.

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2014			2013
		Quoted Prices		Quoted Prices
		in Active			in Active
		Markets for	Significant		Markets for	Significant
		Identical	Observable		Identical	Observable
		Assets	Inputs		Assets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Cash	$268	$268	$—	$245	$245	$—
Equity securities
U.S. Large Cap Growth	7,165	—	7,165	6,650	—	6,650
U.S. Large Cap Value	7,066	—	7,066	6,835	—	6,835
U.S. Small/Mid Cap Growth	2,950	—	2,950	2,825	—	2,825
U.S. Small/Mid Cap Value	2,721	—	2,721	2,784	—	2,784
Non-U. S. Core	10,317	—	10,317	10,840	—	10,840
U.S. Large Cap Passive	7,192	—	7,192	6,929	—	6,929
Emerging Markets	703	—	703	711	—	711
Fixed Income
U.S. Core	24,019	—	24,019	22,720	—	22,720
U.S. Passive	9,275	—	9,275	8,747	—	8,747
Opportunistic	1,296	—	1,296	1,341	—	1,341
Total	$72,972	$268	$72,704	$70,627	$245	$70,382

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

A summary of the activity in the SERP’s projected benefit obligation, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2014	2013
Benefit obligation:
Balance, January 1	$8,048	$8,482
Service cost	136	144
Interest cost	377	335
Benefits paid	(236)	(236)
Actuarial (gain) loss	1,078	(677)
Balance, December 31	$9,403	$8,048

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2014, 2013 and 2012, the SERP’s expected benefit cash flows were discounted using the Citigroup Above Median Curve.

	2014	2013	2012
Weighted average discount rate	3.75%	4.75%	4.00%
Rate of increase in compensation levels	(a)	3.75%	3.75%

       (a)       6.00% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $7,622,000 and $5,917,000 as of December 31, 2014 and 2013, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid were $236,000 in 2014, $236,000 in 2013 and $236,000 in 2012. Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2015	$236,000
2016	244,000
2017	258,000
2018	324,000
2019	323,000
2020-2024	2,852,000

The SERP’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2014	2013	2012
Service cost – benefits earned during the year	$136	$144	$115
Interest cost on projected benefit obligations	377	335	307
Net amortization and deferral	431	551	360
Net periodic pension cost	$944	$1,030	$782

The pretax amounts in accumulated other comprehensive loss as of December 31 were as follows:

	The Plan		SERP
(In thousands)	2014	2013	2014	2013
Prior service cost	$—	$8	$—	$—
Net actuarial loss	25,464	11,471	3,723	3,075
Total	$25,464	$11,479	$3,723	$3,075

The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2014 expected to be recognized as components of net periodic benefit cost in 2015 for the Plan are $0 and $1,606,000, respectively. The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2014 expected to be recognized as components of net periodic benefit cost in 2015 for the SERP are $0 and $654,000 respectively.

The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2014, 2013 and 2012 was $5,298,000, $5,065,000, and $5,213,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2014, 2013 and 2012 were $584,000, $591,000, and $537,000, respectively.

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

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over the three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over the three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period with the exception of those shares granted in lieu of cash payment for retainer fees which are expensed in the period earned. Changes in restricted shares outstanding for the year ended December 31, 2014 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2013	58,649	$37.45
Granted	22,629	$58.89
Vested	(30,117)	$35.41
Balance at December 31, 2014	51,161	$48.13

During 2013 and 2012, 30,407 and 28,370 shares, respectively, were granted with weighted average per share market values at date of grant of $42.21 in 2013 and $34.03 in 2012. The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year period. Amortization of the restricted stock bonus awards totaled $1,250,000 for 2014, $1,176,000 for 2013 and $788,000 for 2012. As of December 31, 2014, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,154,000 and the related weighted average period over which it is expected to be recognized is approximately 0.55 years. The total fair value of shares vested during the years ended December 2014, 2013, and 2012 was $1,066,000, $822,000, and $788,000 respectively.

SARs
There were 37,213 SARs granted during the year ended December 31, 2014. The Company uses the Black-Scholes option-pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the $17.84 per share fair value.

Year Ended December 31, 2014
Risk-free interest rate	2.38%
Expected life	7 years
Expected volatility	28.11%
Expected dividend yield	1.30%

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

During 2014, the Company recognized SARs expense of $792,000. As of December 31, 2014, the total unrecognized compensation expense related to SARs was $815,000, and the related weighted average period over which it is expected to be recognized is 1.03 years. Changes in SARs outstanding for the year ended December 31, 2014 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2013	343,445	$32.01
Granted	37,213	$61.64
Exercised	(26,703)	$26.83
Balance at December 31, 2014	353,955	$35.52
Exercisable at December 31, 2014	228,973	$29.87

The total intrinsic value of SARs exercised during 2014 and 2013 was $716,000 and $2,328,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2014 was 6.77 years, and the aggregate intrinsic value was $6,277,000. The average remaining contractual term for SARs exercisable as of December 31, 2013 was 7.33 years, and the aggregate intrinsic value was $12,137,000.

The total compensation cost for share-based payment arrangements was $2,042,000, $1,976,000, and $1,398,000 in 2014, 2013, and 2012, respectively.

Note 12
Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Postage and supplies	$2,008	$2,066	$2,052
Promotional expense	2,049	2,024	2,345
Professional fees	1,566	1,340	2,183
Outside service fees	2,876	3,046	2,729
Data processing services	338	367	373
Telecommunications	1,045	955	754
Other	1,647	1,347	1,080
Total other operating expense	$11,529	$11,145	$11,516

Note 13 Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Current:
Federal	$7,189	$6,729	$6,195
State	1,191	448	718
Deferred:
Federal	(585)	39	933
State	(36)	18	41
Total income tax expense	$7,759	$7,234	$7,887

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for each of 2014, 2013 and 2012 to income before income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Expected income tax expense	$11,127	$10,756	$10,917
(Reductions) increases resulting from:
Tax-exempt income	(3,896)	(3,297)	(3,633)
State taxes, net of federal benefit	751	303	493
Other, net	(223)	(528)	110
Total income tax expense	$7,759	$7,234	$7,887

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$4,441	$4,368
ASC 715 pension funding liability	10,887	5,444
Net operating loss carryforward[1]	255	298
Stock compensation	—	337
Supplemental executive retirement plan accrual	1,392	1,130
Other	509	569
Total deferred tax assets	$17,484	$12,146
Deferred tax liabilities:
Premises and equipment	(976)	(1,767)
Pension	(5,636)	(6,233)
Stock compensation	(394)	—
Intangible/assets	(1,153)	(996)
Unrealized gain on investment in securities available-for-sale	(5,172)	(2,086)
Other	(407)	(353)
Total deferred tax liabilities	$(13,738)	$(11,435)
Net deferred tax assets	$3,746	$711

1As of December 31, 2014, the Company had approximately $729,000 of net operating loss carry forwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carry forward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carry forward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2014 or 2013, due to management’s belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2014	2013	2012
Balance at January 1	$1,208	$1,885	$2,069
Changes in unrecognized tax benefits as a result of tax
positions taken during a prior year	(107)	(666)	(140)
Changes in unrecognized tax benefits as a result of tax
position taken during the current year	267	374	419
Decreases in unrecognized tax benefits relating to
settlements with taxing authorities	—	—	—
Reductions to unrecognized tax benefits as a result of a
lapse of the applicable statute of limitations	(251)	(385)	(463)
Balance at December 31	$1,117	$1,208	$1,885

At December 31, 2014, 2013 and 2012, the balance of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $819,000, $861,000 and $1,357,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.

As of December 31, 2014, 2013 and 2012, the Company had $45,000, $41,000 and $89,000, respectively, in accrued interest related to unrecognized tax benefits. During 2014 and 2013, the Company recorded a net increase (reduction) in accrued interest of $4,000 and ($48,000), respectively, as a result of settlements with taxing authorities and other prior-year adjustments.

The Company believes it is reasonably possible that the total amount of tax benefits will decrease by approximately $210,000 over the next twelve months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2011 through 2013 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2010 through 2013.

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

Note 15
Disclosures about Fair Value of Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2014 and 2013, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2014	2013
Conditional commitments to extend credit	$19,066	$5,596
Standby letters of credit	12,693	13,168
Commercial letters of credit	2,571	3,325

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present credit worthiness of such counterparties. The Company believes such commitments have been made at terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2014		2013
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$294,335	$294,335	$225,262	$225,262
Investment in securities	356,141	356,141	317,767	317,767
Loans, net	657,452	663,247	640,498	642,543
Accrued interest receivable	6,521	6,521	6,030	6,030
Total	$1,314,449	$1,320,244	$1,189,557	$1,191,602

Balance sheet liabilities:
Deposits	$618,199	$618,199	$582,496	$583,989
Accounts and drafts payable	655,428	655,428	543,953	543,953
Accrued interest payable	57	57	88	88
Total	$1,273,684	$1,273,684	$1,126,537	$1,128,030

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

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2014, 2013 and 2012, is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
2014
Fee revenue and other income:
Income from customers	$78,773	$1,134	$—	$79,907
Intersegment income (expense)	9,210	1,504	(10,714)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	15,678	21,621	—	37,299
Intersegment income (expense)	12	(12)	—	—
Depreciation and amortization	2,795	182	119	3,096
Income taxes	3,006	4,753	—	7,759
Net income	16,379	7,654	—	24,033
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,762	—	—	2,762
Total assets	$782,844	$755,400	$(37,513)	$1,500,731
2013
Fee revenue and other income:
Income from customers	$75,010	$1,216	$346	$76,572
Intersegment income (expense)	9,637	1,479	(11,116)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	15,986	22,259	—	38,245
Intersegment income (expense)	11	(11)	—	—
Depreciation and amortization	2,638	143	115	2,896
Income taxes	2,232	5,002	—	7,234
Net income	15,237	8,133	127	23,497
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,222	—	—	3,222
Total assets	$657,604	$679,357	$(10,941)	$1,326,020
2012
Fee revenue and other income:
Income from customers	$70,376	$1,272	$(510)	$71,138
Intersegment income (expense)	9,478	1,663	(11,141)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	18,547	21,838	—	40,385
Intersegment income (expense)	24	(24)	—	—
Depreciation and amortization	2,392	101	39	2,532
Income taxes	2,802	5,085	—	7,887
Net income	15,761	8,014	(472)	23,303
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,757	—	—	3,757
Total assets	$642,623	$668,648	$(23,884)	$1,287,387

Note 17
Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2014, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 18
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets
	December 31,
(In thousands)	2014	2013
Assets
Cash and due from banks	$32,399	$24,519
Short-term investments	107,932	63,063
Securities available-for-sale, at fair value	356,141	317,767
Loans, net	115,958	125,316
Investments in subsidiaries	82,688	76,500
Premises and equipment, net	16,030	12,276
Other assets	166,235	120,438
Total assets	$877,383	$739,879
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$655,358	$543,953
Other liabilities	21,511	5,521
Total liabilities	676,869	549,474
Total shareholders’ equity	200,514	190,405
Total liabilities and shareholders’ equity	$877,383	$739,879

	Condensed Statements of Income
	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Income from subsidiaries:
Interest	$12	$12	$24
Management fees	2,058	2,119	1,955
Income from subsidiaries	2,070	2,131	1,979
Information services revenue	77,064	70,503	66,417
Net interest income after provision	14,986	15,069	17,563
Gain on sales of investment securities	23	3,677	3,145
Other income	1,323	527	535
Total income	95,466	91,907	89,639
Expenses:
Salaries and employee benefits	59,885	59,004	55,981
Other expenses	15,587	15,027	14,492
Total expenses	75,472	74,031	70,473
Income before income tax and equity in undistributed income
of subsidiaries	19,994	17,876	19,166
Income tax expense	3,125	2,381	2,914
Income before undistributed income of subsidiaries	16,869	15,495	16,252
Equity in undistributed income of subsidiaries	7,164	7,530	7,523
Intercompany elimination	—	472	(472)
Net income	$24,033	$23,497	$23,303

	Condensed Statements of Cash Flows
	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$24,033	$23,497	$23,303
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Equity in undistributed income of subsidiaries	(7,164)	(7,530)	(7,523)
Net change in other assets	(44,879)	(8,420)	(3,338)
Net change in other liabilities	534	(2,729)	5,603
Amortization of stock-based awards	1,250	1,177	1,201
Other, net	13,487	(4,180)	(2,673)
Net cash (used in) provided by operating activities	(12,739)	1,815	16,573
Cash flows from investing activities:
Net increase in securities	(35,128)	(15,385)	(7,697)
Net decrease in loans	9,358	31,619	16,319
Purchases of premises and equipment, net	(8,941)	(4,050)	(3,555)
Net cash (used in) provided by investing activities	(34,711)	12,184	5,067
Cash flows from financing activities:
Net increase (decrease) in accounts and drafts payable	111,405	21,192	(72,440)
Cash dividends paid	(9,337)	(8,510)	(7,361)
Other financing activities	(1,869)	(513)	(2,454)
Net cash provided by (used in) financing activities	100,199	12,169	(82,255)
Net increase (decrease) in cash and cash equivalents	52,749	26,168	(60,615)
Cash and cash equivalents at beginning of year	87,582	61,414	122,029
Cash and cash equivalents at end of year	$140,331	$87,582	$61,414

Note 19
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	YTD
2014
Fee revenue and other income	$19,575	$19,952	$20,223	$20,157	$79,907
Interest income	9,772	9,975	9,991	10,021	39,759
Interest expense	625	628	604	603	2,460
Net interest income	9,147	9,347	9,387	9,418	37,299
Provision for loan losses	—	—	—	—	—
Operating expense	21,025	21,306	21,196	21,887	85,414
Income tax expense	1,886	1,958	2,013	1,902	7,759
Net income	$5,811	$6,035	$6,401	$5,786	$24,033
Net income per share:
Basic earnings per share	$.51	$.52	$.56	$.50	$2.09
Diluted earnings per share	.50	.52	.55	.49	2.06
2013
Fee revenue and other income	$18,465	$19,567	$19,695	$18,845	$76,572
Interest income	10,856	10,623	10,082	10,016	41,577
Interest expense	687	694	722	729	2,832
Net interest income	10,169	9,929	9,360	9,287	38,745
Provision for loan losses	200	300	—	—	500
Operating expense	20,389	21,017	21,384	21,296	84,086
Income tax expense	2,013	2,106	1,533	1,582	7,234
Net income	$6,032	$6,073	$6,138	$5,254	$23,497
Net income per share:
Basic earnings per share	$.53	$.53	$.54	$.45	$2.05
Diluted earnings per share	.52	.52	.53	.45	2.02

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

St. Louis, Missouri
March 9, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ―Exchange Act‖), as of December 31, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2014, and our report dated March 9, 2015 expressed an unqualified opinion on those consolidated financial statements..

/s/ KPMG LLP

St. Louis, Missouri
March 9, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information,” and “Beneficial Ownership of Securities.”

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

There were no material changes to the procedures by which shareholders may recommend nominees to the Board during the fourth quarter of fiscal 2014.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2015 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2015 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2014:

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans	405,124	$37.11	668,159
approved by security
holders (1)

Equity compensation plans	_	_	_
not approved by security
holders
Total	405,124	$37.11	668,159

(1)	Amount disclosed relates to the Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”).

Refer to Note 11 to the consolidated financial statements for information concerning the Omnibus Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the section entitled “Election of Directors – Proposal 1” of the Company’s 2015 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 2” of the Company’s 2015 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

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

CASS INFORMATION SYSTEMS, INC.

Date: March 9, 2015	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2015	By	/s/	P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: March 9, 2015	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber

Date: March 9, 2015	By	/s/	Lawrence A. Collett
Lawrence A. Collett

Date: March 9, 2015	By	/s/	Robert A. Ebel
Robert A. Ebel

Date: March 9, 2015	By	/s/	Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: March 9, 2015	By	/s/	John L. Gillis, Jr.
John L. Gillis, Jr.

Date: March 9, 2015	By	/s/	Wayne J. Grace
Wayne J. Grace

Date: March 9, 2015	By	/s/	James J. Lindemann
James J. Lindemann

Date: March 9, 2015	By	/s/	Randall L. Schilling
Randall L. Schilling

Date: March 9, 2015	By	/s/	Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.