Form 10-Q
period 2015-03-31
CASS INFORMATION SYSTEMS INC
filed 2015-05-04
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes                                            No               X

The number of shares outstanding of the registrant's only class of common stock as of April 27, 2015: Common stock, par value $.50 per share – 11,476,082 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	March 31, 2015 (unaudited) and December 31, 2014	3

	Consolidated Statements of Income
	Three months ended March 31, 2015 and 2014 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2015 and 2014 (unaudited)	5

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2015 and 2014 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

Item 4.	CONTROLS AND PROCEDURES	25

PART II – Other Information – Items 1. – 6.		26

SIGNATURES		28

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31,
	2015	December 31,
	(Unaudited)	2014
Assets
Cash and due from banks	$11,230	$11,307
Interest-bearing deposits in other financial institutions	166,192	200,966
Federal funds sold and other short-term investments	31,093	82,062
Cash and cash equivalents	208,515	294,335
Securities available-for-sale, at fair value	322,627	356,141

Loans	683,537	669,346
Less: Allowance for loan losses	11,898	11,894
Loans, net	671,639	657,452
Premises and equipment, net	17,817	16,909
Investment in bank-owned life insurance	15,552	15,429
Payments in excess of funding	125,572	120,227
Goodwill	11,590	11,590
Other intangible assets, net	2,661	2,762
Other assets	24,775	25,886
Total assets	$1,400,748	$1,500,731

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$160,555	$158,999
Interest-bearing	454,523	459,200
Total deposits	615,078	618,199
Accounts and drafts payable	556,826	655,428
Other liabilities	28,654	26,672
Total liabilities	1,200,558	1,300,299

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at March 31, 2015
and December 31, 2014	5,966	5,966
Additional paid-in capital	125,097	126,169
Retained earnings	93,762	90,635
Common shares in treasury, at cost (461,252 shares at March 31,
2015 and 428,572 shares at December 31, 2014)	(15,262)	(12,707)
Accumulated other comprehensive loss	(9,373)	(9,631)
Total shareholders’ equity	200,190	200,432
Total liabilities and shareholders’ equity	$1,400,748	$1,500,731

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended
	March 31,
	2015	2014
Fee Revenue and Other Income:
Information services payment and processing revenue	$19,418	$18,397
Bank service fees	301	285
Gains on sales of securities	949	—
Other	164	893
Total fee revenue and other income	20,832	19,575

Interest Income:
Interest and fees on loans	7,086	7,305
Interest and dividends on securities:
Taxable	3	5
Exempt from federal income taxes	2,303	2,310
Interest on federal funds sold and
other short-term investments	160	152
Total interest income	9,552	9,772

Interest Expense:
Interest on deposits	591	625
Net interest income	8,961	9,147
Provision for loan losses	—	—
Net interest income after provision for loan
losses	8,961	9,147
Total net revenue	29,793	28,722

Operating Expense:
Salaries and employee benefits	17,326	16,187
Occupancy	837	806
Equipment	1,071	1,026
Amortization of intangible assets	101	120
Other operating expense	2,973	2,886
Total operating expense	22,308	21,025
Income before income tax expense	7,485	7,697
Income tax expense	1,946	1,886
Net income	$5,539	$5,811

Basic earnings per share	.48	.51
Diluted earnings per share	.48	.50

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2015	2014
Comprehensive income:
Net income	$5,539	$5,811
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	1,496	3,688
Tax effect	(557)	(1,370)
Reclassification adjustments for gains included in net income	(949)	—
Tax effect	332	—
Foreign currency translation adjustments	(64)	(5)
Total comprehensive income	$5,797	$8,124

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$5,539	$5,811
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,081	1,977
Net gains on sales of securities	(949)	—
Stock-based compensation expense	517	519
Increase in income tax liability	31	365
Increase in pension liability	1,210	587
Other operating activities, net	1,475	(479)
Net cash provided by operating activities	9,904	8,780

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	45,198	—
Proceeds from maturities of securities available-for-sale	7,810	4,080
Purchase of securities available-for-sale	(19,297)	(8,954)
Net increase in loans	(14,187)	(12,759)
Increase in payments in excess of funding	(5,345)	(23,022)
Purchases of premises and equipment, net	(1,624)	(907)
Net cash provided by (used in) investing activities	12,555	(41,562)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	1,556	15,546
Net decrease in interest-bearing demand and savings deposits	(614)	(18,770)
Net (decrease) increase in time deposits	(4,063)	1,931
Net (decrease) increase in accounts and drafts payable	(98,602)	10,742
Cash dividends paid	(2,412)	(2,306)
Purchase of common shares for treasury	(3,358)	—
Other financing activities, net	(786)	(462)
Net cash (used in) provided by financing activities	(108,279)	6,681
Net decrease in cash and cash equivalents	(85,820)	(26,101)
Cash and cash equivalents at beginning of period	294,335	225,262
Cash and cash equivalents at end of period	$208,515	$199,161

Supplemental information:
Cash paid for interest	$582	$618
Cash paid for income taxes	1,942	1,323

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2014.

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

Details of the Company’s intangible assets are as follows:

	March 31, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	3,933	(1,785)	$3,933	$(1,705)
Patent	23	(1)	23	(1)
Non-compete agreements	261	(170)	261	(157)
Software	234	(234)	234	(234)
Other	500	(100)	500	(92)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	16,768	(2,517)	$16,768	$(2,416)
1Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patent over 18 years; the non-compete agreements over five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $101,000 and $120,000 for the three-month periods ended March 31, 2015 and 2014, respectively. Estimated future amortization of intangibles is as follows: $405,000 in 2015 and 2016, and $353,000 in each of 2017, 2018 and 2019.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three months ended March 31, 2015 and 2014. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
(In thousands except share and per share data)	2015	2014
Basic
Net income	$5,539	$5,811
Weighted-average common shares outstanding	11,440,356	11,478,116
Basic earnings per share	$.48	$.51
Diluted
Net income	$5,539	$5,811
Weighted-average common shares outstanding	11,440,356	11,478,116
Effect of dilutive restricted stock and stock appreciation rights	161,497	194,707
Weighted-average common shares outstanding assuming dilution	11,601,853	11,672,823
Diluted earnings per share	$.48	$.50

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 69,288 and 0 shares during the three-month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015, 410,752 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Quarter Ended March 31, 2015
Fee revenue and other income:
Income from customers	$24,274	$5,519	$—	$29,793
Intersegment income (expense)	2,194	423	(2,617)	—
Net income	3,816	1,723	—	5,539
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,661	—	—	2,661
Total assets	686,492	724,292	(10,036)	1,400,748
Quarter Ended March 31, 2014
Fee revenue and other income
Income from customers	$23,215	$5,507	$—	$28,722
Intersegment income (expense)	2,144	354	(2,498)	—
Net income	4,100	1,711	—	5,811
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,102	—	—	3,102
Total assets	672,248	679,391	(9,712)	1,341,927

Note 6 – Loans by Type

A summary of loan categories is as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Commercial and industrial	$221,645	$203,350
Real estate
Commercial:
Mortgage	111,709	117,754
Construction	—	—
Church, church-related:
Mortgage	311,100	305,887
Construction	16,424	18,612
Industrial Revenue Bonds	22,582	23,348
Other	77	395
Total loans	$683,537	$669,346

The following table presents the aging of loans by loan categories at March 31, 2015 and December 31, 2014:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
March 31, 2015
Commercial and industrial	$221,557	$—	$—	$—	$88	$221,645
Real estate
Commercial:
Mortgage	108,632	—	—	—	3,077	111,709
Construction	—	—	—	—	—	—
Church, church-related:
Mortgage	310,979	—	—	—	121	311,100
Construction	16,424	—	—	—	—	16,424
Industrial Revenue Bonds	22,582	—	—	—	—	22,582
Other	77	—	—	—	—	77
Total	$680,251	$—	$—	$—	$3,286	$683,537
December 31, 2014
Commercial and industrial	$203,350	$—	$—	$—	$—	$203,350
Real estate
Commercial:
Mortgage	117,393	—	—	—	361	117,754
Construction	—	—	—	—	—	—
Church, church-related:
Mortgage	305,760	—	—	—	127	305,887
Construction	18,612	—	—	—	—	18,612
Industrial Revenue Bonds	23,348	—	—	—	—	23,348
Other	395	—	—	—	—	395
Total	$668,858	$—	$—	$—	$488	$669,346

The following table presents the credit exposure of the loan portfolio as of March 31, 2015 and December 31, 2014:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
March 31, 2015
Commercial and industrial	$217,740	$3,817	$88	$221,645
Real estate
Commercial:
Mortgage	97,709	10,923	3,077	111,709
Construction	—	—	—	—
Church, church-related:
Mortgage	309,527	1,452	121	311,100
Construction	16,424	—	—	16,424
Industrial Revenue Bonds	22,582	—	—	22,582
Other	77	—	—	77
Total	$664,059	$16,192	$3,286	$683,537
December 31, 2014
Commercial and industrial	$199,837	$3,513	$—	$203,350
Real estate
Commercial:
Mortgage	103,097	14,296	361	117,754
Construction	—	—	—	—
Church, church-related:
Mortgage	304,219	1,541	127	305,887
Construction	18,612	—	—	18,612
Industrial Revenue Bonds	23,348	—	—	23,348
Other	395	—	—	395
Total	$649,508	$19,350	$488	$669,346
1Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
2Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At March 31, 2015 and December 31, 2014, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no loans delinquent 90 days or more and still accruing interest at March 31, 2015 and December 31, 2014. There were no loans classified as troubled debt restructuring at March 31, 2015 and December 31, 2014.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of March 31, 2015, and December 31, 2014.

The following table presents the recorded investment and unpaid principal balance for impaired loans at March 31, 2015 and December 31, 2014:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
March 31, 2015
Commercial and industrial:
Nonaccrual	$88	$88	$—
Real estate
Commercial – Mortgage:
Nonaccrual	3,077	3,077	1,127
Church – Mortgage:
Nonaccrual	121	121	121
Total impaired loans	$3,286	$3,286	$1,248
December 31, 2014
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	361	361	—
Church – Mortgage:
Nonaccrual	127	127	127
Total impaired loans	$488	$488	$127

A summary of the activity in the allowance for loan losses from December 31, 2014 to March 31, 2015 is as follows:

	December 31,	Charge-			March 31,
(In thousands)	2014	Offs	Recoveries	Provision	2015
Commercial and industrial	$3,515	$—	$3	$323	$3,841
Real estate
Commercial:
Mortgage	3,060	—	—	(152)	2,908
Construction	—	—	—	—	—
Church, church-related:
Mortgage	4,016	—	1	56	4,073
Construction	140	—	—	(17)	123
Industrial Revenue Bond	394	—	—	(13)	381
Other	769	—	—	(197)	572
Total	$11,894	$—	$4	$—	$11,898

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2015 and December 31, 2014, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2015, the balance of unused loan commitments, standby and commercial letters of credit were $12,917,000, $11,754,000, and $2,017,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at March 31, 2015:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$7,161	$1,343	$2,409	$1,545	$1,864
Time deposits	75,712	60,779	13,486	1,447	—
Total	$82,873	$62,122	$15,895	$2,992	$1,864

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the three months ended March 31, 2015, 35,657 restricted shares and 0 SARs were granted under the Omnibus Plan.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of March 31, 2015, the total unrecognized compensation expense related to non-vested restricted shares was $2,578,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended
	March 31, 2015
	Shares	Fair Value
Balance at December 31, 2014	51,161	$48.13
Granted	35,657	$50.55
Vested	(20,441)	$43.97
Balance at March 31, 2015	66,377	$50.71

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of March 31, 2015, the total unrecognized compensation expense was $661,000, and the related weighted-average period over which it is expected to be recognized is .8 years. Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2015:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2014	353,955	$35.52	6.77	$6,277
Exercised	(35,511)	$28.20
Outstanding at March 31, 2015	318,444	$36.33	6.71	$6,307
Exercisable at March 31, 2015	264,976	$33.34	6.37	$6,043

Following is a summary of the activity of the non-vested SARs during the three-month period ended March 31, 2015:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2014	124,982	$45.85
Vested	(71,514)	$41,87
Non-vested at March 31, 2015	53,468	$51.19

The Company uses the Black-Scholes pricing model to determine the fair value of the SARs at the date of grant. Following are the assumptions used to estimate the per-share fair value of SARs granted:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	N/A	2.38%
Expected life	N/A	7 yrs.
Expected volatility	N/A	28.11%
Expected dividend yield	N/A	1.30%

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

	Estimated	Actual
(In thousands)	2015	2014
Service cost – benefits earned during the year	$3,977	$3,003
Interest cost on projected benefit obligations	3,217	3,037
Expected return on plan assets	(4,863)	(4,711)
Net amortization	1,605	244
Net periodic pension cost	$3,936	$1,573

Pension costs recorded to expense were $991,000 and $410,000 for the three-month periods ended March 31, 2015 and 2014, respectively. Pension costs increased significantly in 2015 due to a decrease in the discount rate assumption and the use of the updated mortality tables. The Company made no contribution to the plan during the three-month period ended March 31, 2015 and is evaluating the amount of additional contributions, if any, in the remainder of 2015.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2014 and an estimate for 2015:

	Estimated	Actual
(In thousands)	2015	2014
Service cost – benefits earned during the year	$140	$136
Interest cost on projected benefit obligation	348	377
Net amortization	654	431
Net periodic pension cost	$1,142	$944

Pension costs recorded to expense were $285,000 and $236,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

Note 10 – Income Taxes

As of March 31, 2015, the Company’s unrecognized tax benefits were approximately $1,191,000, of which $876,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2014, the Company's unrecognized tax benefits were approximately $1,117,000, of which $819,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $210,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $54,000 and $45,000 of gross interest accrued as of March 31, 2015 and December 31, 2014, respectively. There were no penalties for unrecognized tax benefits accrued at March 31, 2015 and December 31, 2014.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2011 through 2013 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2011 through 2013.

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

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$304,441	$14,497	$61	$318,877
Certificates of deposit	3,750	—	—	3,750
Total	$308,191	$14,497	$61	$322,627

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$338,469	$14,120	$198	$352,391
Certificates of deposit	3,750	—	—	3,750
Total	$342,219	$14,120	$198	$356,141

The fair values of securities with unrealized losses are as follows:

	March 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$8,354	$40	$1,220	$21	$9,574	$61
Certificates of deposit	—	—	—	—	—	—
Total	$8,354	$40	$1,220	$21	$9,574	$61

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$8,700	$15	$13,833	$183	$22,533	$198
Certificates of deposit	—	—	—	—	—	—
Total	$8,700	$15	$13,833	$183	$22,533	$198

There were 8 securities, or 2% of the total (one greater than 12 months), in an unrealized loss position as of March 31, 2015. There were 20 securities, or 6% of the total (12 greater than 12 months), in an unrealized loss position as of December 31, 2014. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, the Company does not have the intent to sell the security, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2015
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$29,318	$29,603
Due after 1 year through 5 years	88,584	92,912
Due after 5 years through 10 years	130,196	136,890
Due after 10 years	60,093	63,222
Total	$308,191	$322,627

Proceeds from sales of investment securities classified as available for sale were $45,198,000 for the three months ended March 31, 2015. Gross realized gains were $949,000 for the three months ended March 31, 2015. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at March 31, 2015.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2015		December 31, 2014
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$208,515	$208,515	$294,335	$294,335
Investment securities	322,627	322,627	356,141	356,141
Loans, net	671,639	679,017	657,452	663,247
Accrued interest receivable	5,117	5,117	6,521	6,521
Total	$1,207,898	$1,215,276	$1,314,449	$1,320,244
Balance sheet liabilities:
Deposits	$615,078	$615,651	$618,199	$618,199
Accounts and drafts payable	556,826	556,826	655,428	655,928
Accrued interest payable	66	66	57	57
Total	$1,171,970	$1,172,543	$1,273,684	$1,274,184

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2015 and 2014. No financial instruments are measured using Level 3 inputs for the three months ended March 31, 2015 and 2014.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2015, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Company’s services include transportation invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and other facility related expenses. Cass is also in the telecommunications expense management market which includes bill processing and expense management solutions. Cass extracts, stores, and presents information from transportation, energy, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary (the “Bank”), also provides commercial banking services in the St. Louis metropolitan area and has loan production offices in Southern California and Colorado Springs, Colorado. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as transportation, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2014 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

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

Investment in Debt Securities. The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers guidance provided in FASB ASC Topic 320, “Investments –Debt and Equity Securities”. When determining whether a debt security is other-than-temporarily impaired, the Company assesses whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

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

Pension Plans. The amounts recognized in the unaudited consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2014, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Item 8, Note 10 to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2015 (“First Quarter of 2015”) compared to the three-month period ended March 31, 2014 (“First Quarter of 2014”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2014 Annual Report on Form 10-K. Results of operations for the First Quarter of 2015 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
			%
(In thousands except per share data)	2015	2014	Change
Net income	$5,539	$5,811	(4.7)%
Diluted earnings per share	$.48	$.50	(4.0)%
Return on average assets	1.54%	1.70%	—
Return on average equity	11.31%	12.26%	—

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

	First Quarter of
			%
(In thousands)	2015	2014	Change
Transportation invoice transaction volume	8,125	7,759	4.7%
Transportation invoice dollar volume	$6,056,711	$5,892,571	2.8%
Expense management transaction volume*	5,041	5,095	(1.1)%
Expense management dollar volume	$2,983,190	$3,274,553	(8.9)%
Payment and processing revenue	$19,418	$18,397	5.5%
*Includes energy, telecom and environmental

First Quarter of 2015 compared to First Quarter of 2014:

The growth of 5.5% in payment and processing fee revenue was driven mainly by a large number of new customers added during the past year. Transportation volume increased despite softening activity from existing accounts. Expense management dollar volume declined as on-going competitor consolidation in the energy sector continued to impact client retention.

Bank service fees were slightly higher than last year. There were $949,000 gains on sales of securities in the First Quarter of 2015, compared to $0 in the First Quarter of 2014.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	First Quarter of
			%
(In thousands)	2015	2014	Change
Average earnings assets	$1,262,085	$1,235,622	2.14%
Average interest-bearing liabilities	454,027	422,004	7.59%
Net interest income*	10,286	10,413	(1.22)%
Net interest margin*	3.31%	3.42%	—
Yield on earning assets*	3.50%	3.62%	—
Rate on interest-bearing liabilities	.53%	.60%	—
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

First Quarter of 2015 compared to First Quarter of 2014:

First Quarter of 2015 average earning assets increased $26,463,000, or 2%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets and the tax equivalent net interest margin both decreased in 2015 as the general level of interest rates remains low and the impact becomes more pronounced as longer-term, higher-yielding assets re-price, mature or are sold.

Total average loans increased $20,301,000, or 3.1%, for the First Quarter of 2015 as compared to the First Quarter of 2014 due to continuing competition from other lenders. Average investment securities increased $2,410,000, or less than 1%, for the First Quarter of 2015.

Total average interest-bearing deposits for the First Quarter of 2015 increased $32,023,000, or 7.6%, compared to the First Quarter of 2014. Average accounts and drafts payable increased $6,439,000, or 1.1%, for the First Quarter of 2015 due to the increase in processing activity.

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

	First Quarter of 2015			First Quarter of 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$645,929	$6,927	4.35%	$639,604	$7,263	4.61%
Tax-exempt[4]	22,844	244	4.33	8,868	64	2.93
Investment securities[5]:
Taxable	1,103	1.37		1,085	1.37
Tax-exempt[4]	310,986	3,543	4.62	308,594	3,554	4.67
Certificates of deposit	3,750	2.22		3,750	4.43
Interest-bearing deposits in
other financial institutions	177,713	126.29		151,394	114.31
Federal funds sold and other
short-term investments	99,760	34.14		122,327	38.13
Total earning assets	1,262,085	10,877	3.50	1,235,622	11,038	3.62
Non-earning assets
Cash and due from banks	13,068			11,970
Premises and equipment, net	17,504			13,375
Bank-owned life insurance	15,479			15,367
Goodwill and other
intangibles	14,311			14,763
Other assets	149,682			105,637
Allowance for loan losses	(11,896)			(11,770)
Total assets	$1,460,233			$1,384,964
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$359,426	$388.44%		$304,717	$380.51%
Savings deposits	17,203	19.45		16,431	23.57
Time deposits >= $100	26,886	81	1.22	36,945	89.98
Other time deposits	50,512	103.83		63,910	133.84
Federal Funds purchased	—	—	—	1	—	—
Total interest-bearing deposits	454,027	591.53		422,004	625.60
Non-interest bearing liabilities
Demand deposits	162,256			150,160
Accounts and drafts payable	617,560			611,121
Other liabilities	27,693			9,463
Total liabilities	1,261,536			1,192,748
Shareholders’ equity	198,697			192,216
Total liabilities and
shareholders’ equity	$1,460,233			$1,384,964
Net interest income		$10,286			$10,413
Net interest margin			3.31%			3.42%
Interest spread			2.97			3.02
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2014 consolidated financial statements, filed with the Company’s 2014 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $59,000 and $50,000 for the First Quarter of 2015 and 2014, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,325,000 and $1,266,000 for the First Quarter of 2015 and 2014, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	First Quarter of 2015 Over
	First Quarter of 2014
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$71	$(407)	$(336)
Tax-exempt[3]	138	42	180
Investment securities:
Taxable	—	—	—
Tax-exempt[3]	27	(38)	(11)
Certificates of deposit	—	(2)	(2)
Interest-bearing deposits in other financial institutions	19	(7)	12
Federal funds sold and other short-term investments	(7)	3	(4)
Total interest income	248	(409)	(161)
Interest expense on:
Interest-bearing demand deposits	63	(55)	8
Savings deposits	1	(5)	(4)
Time deposits of >=$100	(27)	19	(8)
Other time deposits	(27)	(3)	(30)
Total interest expense	10	(44)	(34)
Net interest income	$238	$(365)	$(127)
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company's operating results can be the provision for loan losses. Provision for loan losses were $0 and $0 during the First Quarter of 2015 and the First Quarter of 2014, respectively. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries during the First Quarter of 2015 were $4,000, and net loan recoveries during the First Quarter of 2014 were $165,000.

The ALLL at March 31, 2015 was $11,898,000 and at December 31, 2014 was $11,894,000. The ratio of ALLL to total loans outstanding at March 31, 2015 was 1.74% compared to 1.78% at December 31, 2014. Nonperforming loans were $3,286,000, or .48%, of total loans at March 31, 2015 compared to $488,000, or .07%, of total loans at December 31, 2014. These loans, which are also considered impaired, consisted of four nonaccrual loans at March 31, 2015. Total nonaccrual loans increased $1,712,000 from March 31, 2014 to March 31, 2015, primarily due to the addition of two loans.

The ALLL has been established and is maintained to absorb reasonably estimated and probable losses in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology consists of two components: 1) estimated credit losses on individually evaluated loans that are determined to be impaired in accordance with FASB ASC 310 “Allowance for Credit Losses,” and 2) estimated credit losses inherent in the remainder of the loan portfolio in accordance with FASB ASC 450, “Contingencies.” Estimated credit losses is an estimate of the current amount of loans that is probable the Company will be unable to collect according to the original terms.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the ALLL:

	First Quarter of
(In thousands)	2015	2014
Allowance at beginning of period	$11,894	$11,679
Provision charged to expense	—	—
Loans charged off	—	(76)
Recoveries on loans previously charged off	4	241
Net recoveries (loans charged off)	4	165
Allowance at end of period	$11,898	$11,844
Loans outstanding:
Average	$668,773	$648,472
March 31	683,537	665,101
Ratio of ALLL outstanding:
Average	1.78%	1.83%
March 31	1.74	1.78
Impaired loans:
Nonaccrual loans	$3,286	$1,574
Loans past due 90 days or more	—	—
Troubled debt restructurings	—	—
Total impaired loans	$3,286	$1,574
Foreclosed assets	$—	—
Impaired loans as percentage of average loans	.49%	.24%

The Bank had no property carried as other real estate owned as of March 31, 2015 and March 31, 2014.

Operating Expenses

Total operating expenses for the First Quarter of 2015 were up 6.1%, or $1,283,000, compared to the First Quarter of 2014.

Salaries and benefits expense for the First Quarter of 2015 increased 7% to $17,326,000 compared to the First Quarter of 2014 due to several factors, including a significant increase in retirement plan expense related to the use of new mortality tables and a decline in the discount rate, annual merit salary increases, increased headcount to support growth in the telecom and environmental expense groups and higher health insurance costs.

Occupancy expense for the First Quarter of 2015 increased $31,000 to $837,000 from the First Quarter of 2014 due to the expansion of the Company’s operating facilities for its transportation and waste management operations.

Equipment expense for the First Quarter of 2015 increased $45,000, or 4.4%, compared to the First Quarter of 2014 due to depreciation on building improvements at the transportation processing facility.

Amortization of intangible assets decreased $19,000 in the First Quarter of 2015 as compared to the prior year period.

Other operating expenses for the First Quarter of 2015 increased $87,000, or 3.0%, compared to the First Quarter of 2014 due to an increase in legal fees.

Income tax expense for the First Quarter of 2015 increased $60,000 compared to the First Quarter of 2014. The effective tax rate was 26.0% and 24.5% for the First Quarters of 2015 and 2014, respectively.

Financial Condition

Total assets at March 31, 2015 were $1,400,748,000, a decrease of $99,983,000, or 6.7%, from December 31, 2014. The most significant changes in asset balances during this period were an decrease in payment in cash and cash equivalents of $85,820,000 and a decrease in securities of $33,514,000 offset by an increase of $14,191,000 in loans. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2015 were $1,200,558,000, a decrease of $99,741,000, or 7.7%, from December 31, 2014. Accounts and drafts payable at March 31, 2015 were $556,826,000, a decrease of $98,602,000, or 15.0%, from December 31, 2014. Total shareholders’ equity at March 31, 2015 was $200,190,000, a $242,000, or .1%, decrease from December 31, 2014.

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

The decrease in total shareholders’ equity of $242,000 resulted primarily from net income of $5,539,000 offset by a increase of $2,555,000 in shares purchased for treasury and dividends paid of $2,412,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $208,515,000 at March 31, 2015, a decrease of $85,820,000, or 29.2%, from December 31, 2014. At March 31, 2015, these assets represented 14.9% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $322,627,000 at March 31, 2015, a decrease of $33,514,000 from December 31, 2014. These assets represented 23.0% of total assets at March 31, 2015. Of this total, 99% were state and political subdivision securities. Of the total portfolio, 9.2% mature in one year, 28.8% mature in one to five years, and 62.0% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $160,968,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of March 31, 2015 or December 31, 2014.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $49,248,000 of CDARS deposits and interest-bearing demand deposits include $101,747,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $9,904,000 for the three months ended March 31, 2015, compared to $8,780,000 for the three months ended March 31, 2014, an increase of $1,126,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2015, which are estimated to range from $5 million to $7 million.

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

Risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0%, of which at least 6.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly-rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, ALLL, and debt considered equity for regulatory capital purposes.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$208,626	21.98%	$207,468	21.91%
Cass Commercial Bank	92,919	16.25%	91,249	15.88%
Common Equity Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$196,763	20.73%	$195,630	20.66%
Cass Commercial Bank	85,772	15.00%	84,049	14.62%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$196,763	20.73%	$195,630	20.66%
Cass Commercial Bank	85,772	15.00%	84,049	14.62%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$196,763	13.59%	$195,630	13.42%
Cass Commercial Bank	85,772	11.78%	84,049	11.94%

Effective July 2, 2013, the Federal Reserve Board approved final rules known as the “Basel III Capital Rules” that substantially revise the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules implement aspects of the Basel III capital framework agreed upon by the Basel Committee and incorporates changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, the Basel III Capital Rules establish stricter capital requirements and calculation standards, as well as more restrictive risk weightings for certain loans and facilities. The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period) and had no material impact on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2015 has changed materially from that at December 31, 2014.

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

There were no changes in the First Quarter of 2015 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A.	RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2014, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2015, the Company repurchased a total of 69,288 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
January 1, 2015 –	—	—	—	480,040
January 31, 2015
February 1, 2015 –	42,182	$47.63	42,182	437,858
February 28, 2015
March 1, 2015 –	27,106	$49.78	27,106	410,752
March 31, 2015
Total	69,288	$48.47	69,288	410,752
1.	All repurchases made during the quarter ended March 31, 2015 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2015.

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 4, 2015	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

DATE: May 4, 2015	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)