Form 10-Q
period 2015-06-30
CASS INFORMATION SYSTEMS INC
filed 2015-08-03
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes                                            No               X

The number of shares outstanding of the registrant's only class of common stock as of July 30, 2015: Common stock, par value $.50 per share –11,420,692 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	June 30, 2015 (unaudited) and December 31, 2014	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2015 and 2014 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2015 and 2014 (unaudited)	5

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2015 and 2014 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4.	CONTROLS AND PROCEDURES	28

PART II – Other Information – Items 1. – 6.		28

SIGNATURES		30

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30,
	2015	December 31,
	(Unaudited)	2014
Assets
Cash and due from banks	$13,216	$11,307
Interest-bearing deposits in other financial institutions	105,672	200,966
Federal funds sold and other short-term investments	39,723	82,062
Cash and cash equivalents	158,611	294,335
Securities available-for-sale, at fair value	347,820	356,141

Loans	675,167	669,346
Less: Allowance for loan losses	11,902	11,894
Loans, net	663,265	657,452
Premises and equipment, net	18,827	16,909
Investment in bank-owned life insurance	15,678	15,429
Payments in excess of funding	120,510	120,227
Goodwill	11,590	11,590
Other intangible assets, net	2,597	2,762
Other assets	27,982	25,886
Total assets	$1,366,880	$1,500,731

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$162,015	$158,999
Interest-bearing	393,395	459,200
Total deposits	555,410	618,199
Accounts and drafts payable	584,532	655,428
Other liabilities	29,495	26,672
Total liabilities	1,169,437	1,300,299

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at June 30, 2015
and December 31, 2014	5,966	5,966
Additional paid-in capital	125,416	126,169
Retained earnings	96,910	90,635
Common shares in treasury, at cost (510,455 shares at June 30,
2015 and 428,572 shares at December 31, 2014)	(17,837)	(12,707)
Accumulated other comprehensive loss	(13,012)	(9,631)
Total shareholders’ equity	197,443	200,432
Total liabilities and shareholders’ equity	$1,366,880	$1,500,731

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fee Revenue and Other Income:
Information services payment and processing revenue	$19,699	$19,554	$39,117	$37,951
Bank service fees	299	271	600	556
Gains on sales of securities	690	—	1,639	—
Other	150	127	314	1,020
Total fee revenue and other income	20,838	19,952	41,670	39,527

Interest Income:
Interest and fees on loans	7,356	7,475	14,442	14,780
Interest and dividends on securities:
Taxable	12	9	15	14
Exempt from federal income taxes	2,322	2,352	4,625	4,662
Interest on federal funds sold and
other short-term investments	113	139	273	291
Total interest income	9,803	9,975	19,355	19,747

Interest Expense:
Interest on deposits	521	628	1,112	1,253
Net interest income	9,282	9,347	18,243	18,494
Provision for loan losses	—	—	—	—
Net interest income after provision for
loan losses	9,282	9,347	18,243	18,494
Total net revenue	30,120	29,299	59,913	58,021

Operating Expense:
Salaries and employee benefits	17,543	16,464	34,869	32,651
Occupancy	856	756	1,693	1,562
Equipment	1,070	1,121	2,141	2,147
Amortization of intangible assets	102	121	203	241
Other operating expense	3,069	2,844	6,042	5,730
Total operating expense	22,640	21,306	44,948	42,331
Income before income tax expense	7,480	7,993	14,965	15,690
Income tax expense	1,932	1,958	3,878	3,844
Net income	$5,548	$6,035	$11,087	$11,846

Basic earnings per share	$.49	$.52	$.97	$1.03
Diluted earnings per share	.48	.52	.96	1.02

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$5,548	$6,035	$11,087	$11,846
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	(5,068)	3,395	(3,572)	7,084
Tax effect	1,884	(1,261)	1,327	(2,632)

Reclassification adjustments for gains included in net income	(690)	—	(1,639)	—
Tax effect	242	—	574	—

Foreign currency translation adjustments	(7)	(8)	(71)	(13)
Total comprehensive income	$1,909	$8,161	$7,706	$16,285

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$11,087	$11,846
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,214	4,051
Net gains on sales of securities	(1,639)	—
Stock-based compensation expense	1,031	1,031
(Increase) in income tax benefit	(1,911)	—
(Decrease) increase in income tax liability	(284)	923
Increase in pension liability	2,419	356
Other operating activities, net	2,102	395
Net cash provided by operating activities	17,019	18,602

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	65,952	—
Proceeds from maturities of securities available-for-sale	21,460	8,290
Purchase of securities available-for-sale	(85,264)	(13,362)
Net increase in loans	(5,813)	(13,352)
Increase in payments in excess of funding	(283)	(46,627)
Purchases of premises and equipment, net	(3,384)	(2,948)
Net cash used in investing activities	(7,332)	(67,999)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	3,016	3,823
Net decrease in interest-bearing demand and savings deposits	(56,514)	(21,153)
Net decrease in time deposits	(9,291)	(13,655)
Net (decrease) increase in accounts and drafts payable	(70,896)	41,905
Cash dividends paid	(4,812)	(4,612)
Purchase of common shares for treasury	(6,128)	—
Other financing activities, net	(786)	(450)
Net cash (used in) provided by financing activities	(145,411)	5,858
Net decrease in cash and cash equivalents	(135,724)	(43,539)
Cash and cash equivalents at beginning of period	294,335	225,262
Cash and cash equivalents at end of period	$158,611	$181,723

Supplemental information:
Cash paid for interest	$1,114	$1,103
Cash paid for income taxes	3,634	2,737

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

Details of the Company’s intangible assets are as follows:

	June 30, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	(1,864)	$3,933	$(1,705)
Patents	60	(2)	23	(1)
Non-compete agreements	261	(183)	261	(157)
Software	234	(234)	234	(234)
Other	500	(108)	500	(92)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,805	$(2,618)	$16,768	$(2,416)
1Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $203,000 and $241,000 for the six-month periods ended June 30, 2015 and 2014, respectively. Estimated future amortization of intangibles is as follows: $406,000 in 2015, $407,000 in 2016, $355,000 in each of 2017, 2018, and 2019.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the six months ended June 30, 2015 and 2014. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share data)	2015	2014	2015	2014
Basic
Net income	$5,548	$6,035	$11,087	$11,846
Weighted-average common shares
outstanding	11,388,907	11,489,423	11,414,489	11,483,801
Basic earnings per share	$.49	$.52	$.97	$1.03

Diluted
Net income	$5,548	$6,035	$11,087	$11,846
Weighted-average common shares
outstanding	11,388,907	11,489,423	11,414,489	11,483,801
Effect of dilutive restricted stock
and stock appreciation rights	163,898	169,724	162,705	182,146
Weighted-average common shares
outstanding assuming dilution	11,552,805	11,659,147	11,577,194	11,665,947
Diluted earnings per share	$.48	$.52	$.96	$1.02

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 55,297 and 0 shares during the three-month periods and 124,585 and 0 for the six-month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, 355,455 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended June 30, 2015
Fee revenue and other income:
Income from customers	$24,152	$5,968	$—	$30,120
Intersegment income (expense)	2,350	433	(2,783)	—
Net income	3,591	1,957	—	5,548
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,597	—	—	2,597
Total assets	709,754	675,777	(18,651)	1,366,880
Three Months Ended June 30, 2014
Fee revenue and other income
Income from customers	$23,737	$5,562	$—	$29,299
Intersegment income (expense)	2,160	374	(2,534)	—
Net income	4,280	1,755	—	6,035
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,981	—	—	2,981
Total assets	709,693	663,546	(21,528)	1,351,711
Six Months Ended June 30, 2015
Fee revenue and other income:
Income from customers	$48,426	$11,487	$—	$59,913
Intersegment income (expense)	4,544	856	(5,400)	—
Net income	7,407	3,680	—	11,087
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,597	—	—	2,597
Total assets	709,754	675,777	(18,651)	1,366,880
Six Months Ended June 30, 2014
Fee revenue and other income
Income from customers	$46,952	$11,069	$—	$58,021
Intersegment income (expense)	4,302	730	(5,032)	—
Net income	8,380	3,466	—	11,846
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,981	—	—	2,981
Total assets	709,693	663,546	(21,528)	1,351,711

Note 6 – Loans by Type

A summary of loan categories is as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Commercial and industrial	$208,566	$203,350
Real estate
Commercial:
Mortgage	115,338	117,754
Construction	—	—
Church, church-related:
Mortgage	308,236	305,887
Construction	21,267	18,612
Industrial Revenue Bonds	21,723	23,348
Other	37	395
Total loans	$675,167	$669,346

The following table presents the aging of loans by loan categories at June 30, 2015 and December 31, 2014:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
June 30, 2015
Commercial and industrial	$208,566	$—	$—	$—	$—	$208,566
Real estate
Commercial:
Mortgage	112,276	—	—	—	3,062	115,338
Construction	—	—	—	—	—	—
Church, church-related:
Mortgage	308,122	—	—	—	114	308,236
Construction	21,267	—	—	—	—	21,267
Industrial Revenue Bonds	21,723	—	—	—	—	21,723
Other	37	—	—	—	—	37
Total	$671,991	$—	$—	$—	$3,176	$675,167
December 31, 2014
Commercial and industrial	$203,350	$—	$—	$—	$—	$203,350
Real estate
Commercial:
Mortgage	117,393	—	—	—	361	117,754
Construction	—	—	—	—	—	—
Church, church-related:
Mortgage	305,760	—	—	—	127	305,887
Construction	18,612	—	—	—	—	18,612
Industrial Revenue Bonds	23,348	—	—	—	—	23,348
Other	395	—	—	—	—	395
Total	$668,858	$—	$—	$—	$488	$669,346

The following table presents the credit exposure of the loan portfolio as of June 30, 2015 and December 31, 2014:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
June 30, 2015
Commercial and industrial	$205,153	$3,413	$—	$208,566
Real estate
Commercial:
Mortgage	101,487	10,789	3,062	115,338
Construction	—	—	—	—
Church, church-related:
Mortgage	303,498	4,624	114	308,236
Construction	21,267	—	—	21,267
Industrial Revenue Bonds	21,723	—	—	21,723
Other	37	—	—	37
Total	$653,165	$18,826	$3,176	$675,167
December 31, 2014
Commercial and industrial	$199,837	$3,513	$—	$203,350
Real estate
Commercial:
Mortgage	103,097	14,296	361	117,754
Construction	—	—	—	—
Church, church-related:
Mortgage	304,219	1,541	127	305,887
Construction	18,612	—	—	18,612
Industrial Revenue Bonds	23,348	—	—	23,348
Other	395	—	—	395
Total	$649,508	$19,350	$488	$669,346
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At June 30, 2015 and December 31, 2014, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no loans delinquent 90 days or more and still accruing interest at June 30, 2015 and December 31, 2014. There were no loans classified as troubled debt restructuring at June 30, 2015 and December 31, 2014.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of June 30, 2015, and December 31, 2014.

The following table presents the recorded investment and unpaid principal balance for impaired loans at June 30, 2015 and December 31, 2014:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
June 30, 2015
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	3,062	3,062	1,127
Church – Mortgage:
Nonaccrual	114	114	114
Total impaired loans	$3,176	$3,176	$1,241
December 31, 2014
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	361	361	—
Church – Mortgage:
Nonaccrual	127	127	127
Total impaired loans	$488	$488	$127

A summary of the activity in the allowance for loan losses from December 31, 2014 to June 30, 2015 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2014	Offs	Recoveries	Provision	2015
Commercial and industrial	$3,515	$—	$7	$78	$3,600
Real estate
Commercial:
Mortgage	3,060	—	—	(57)	3,003
Construction	—	—	—	—	—
Church, church-related:
Mortgage	4,016	—	1	52	4,069
Construction	140	—	—	20	160
Industrial Revenue Bonds	394	—	—	(27)	367
Other	769	—	—	(66)	703
Total	$11,894	$—	$8	$—	$11,902

A summary of the activity in the allowance for loan losses from December 31, 2013 to June 30, 2014 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2013	Offs	Recoveries	Provision	2014
Commercial and industrial	$3,036	$3	$30	$18	$3,081
Real estate
Commercial:
Mortgage	3,946	—	221	335	4,502
Construction	151	—	—	(8)	143
Church, church-related:
Mortgage	4,354	76	2	(384)	3,896
Construction	124	—	—	49	173
Industrial Revenue Bonds	68	—	—	(11)	57
Other	—	—	—	1	1
Total	$11,679	$79	$253	$—	$11,853

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2015 and December 31, 2014, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The balance of unused loan commitments, standby and commercial letters of credit were $8,297,000, $11,735,000, and $1,542,000 at June 30, 2015 and were $19,066,000, $12,693,000, and $2,571,000 at December 31, 2014, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at June 30, 2015:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$6,834	$1,321	$2,350	$1,459	$1,704
Time deposits	70,484	56,742	12,690	1,052	—
Total	$77,318	$58,063	$15,040	$2,511	$1,704

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the six months ended June 30, 2015, 41,518 restricted shares and 0 SARs were granted under the Omnibus Plan.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of June 30, 2015, the total unrecognized compensation expense related to non-vested restricted shares was $2,480,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended
	June 30, 2015
	Shares	Fair Value
Balance at December 31, 2014	51,161	$48.13
Granted	41,518	$51.04
Vested	(24,644)	$44.18
Forfeits	(262)	$52.63
Balance at June 30, 2015	67,773	$51.33

SARs

SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of June 30, 2015, the total unrecognized compensation expense was $529,000, and the related weighted-average period over which it is expected to be recognized is 0.7 years. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2015:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2014	353,955	$35.52	6.77	$6,277
Exercised	(37,834)	$28.56
Forfeits	(1,204)	$53.96
Outstanding at June 30, 2015	314,917	$36.28	6.45	6,279
Exercisable at June 30, 2015	262,410	$33.30	6.11	$6,014

Following is a summary of the activity of the non-vested SARs during the six-month period ended June 30, 2015:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2014	124,982	$45.85
Vested	(71,514)	$41.87
Forfeits	(961)	$52.02
Non-vested at June 30, 2015	52,507	$51.17

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

	Estimated	Actual
(In thousands)	2015	2014
Service cost – benefits earned during the year	$3,977	$3,003
Interest cost on projected benefit obligations	3,217	3,037
Expected return on plan assets	(4,863)	(4,711)
Net amortization and deferral	1,605	244
Net periodic pension cost	$3,936	$1,573

Pension costs recorded to expense were $977,000 and $410,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and totaled $1,968,000 and $820,000 for the six-month periods ended June 30, 2015 and 2014, respectively. Pension costs increased significantly in 2015 due to a decrease in the discount rate assumption and the use of the updated mortality tables. The Company made no contribution to the plan during the six-month period ended June 30, 2015 and is evaluating the amount of additional contributions, if any, in 2015.

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

Pension costs recorded to expense were $286,000 and $236,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and were $571,000 and $472,000 for the six-month periods ended June 30, 2015 and 2014, respectively.

Note 10 – Income Taxes

As of June 30, 2015, the Company’s unrecognized tax benefits were approximately $1,266,000, of which $933,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2014, the Company’s unrecognized tax benefits were approximately $1,117,000, of which $819,000 would, if recognized, affect the Company’s effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $210,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $62,000 and $45,000 of gross interest accrued as of June 30, 2015 and December 31, 2014, respectively. There were no penalties for unrecognized tax benefits accrued at June 30, 2015 and December 31, 2014.

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

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$335,414	$9,858	$1,202	$344,070
Certificates of deposit	3,750	—	—	3,750
Total	$339,164	$9,858	$1,202	$347,820

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$338,469	$14,120	$198	$352,391
Certificates of deposit	3,750	—	—	3,750
Total	$342,219	$14,120	$198	$356,141

The fair values of securities with unrealized losses are as follows:

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$103,552	$1,164	$1,195	$38	$104,747	$1,202
Certificates of deposit	—	—	—	—	—	—
Total	$103,552	$1,164	$1,195	$38	$104,747	$1,202

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$8,700	$15	$13,833	$183	$22,533	$198
Certificates of deposit	—	—	—	—	—	—
Total	$8,700	$15	$13,833	$183	$22,533	$198

There were 87 securities, or 25% of the total (one greater than 12 months), in an unrealized loss position as of June 30, 2015. There were 20 securities, or 6% of the total (12 greater than 12 months), in an unrealized loss position as of December 31, 2014. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2015
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$23,893	$24,055
Due after 1 year through 5 years	88,356	92,275
Due after 5 years through 10 years	130,452	134,615
Due after 10 years	96,463	96,875
Total	$339,164	$347,820

Proceeds from sales of investment securities classified as available for sale were $20,754,000 and $0 for the three months ended June 30, 2015 and 2014, respectively, and were $65,952,000 and $0 for the six months ended June 30, 2015 and 2014, respectively. Gross realized gains were $690 and $0 for the three months ended June 30, 2015 and 2014, respectively, and were $1,639 and $0 for the six months ended June 30, 2015 and 2014, respectively. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at June 30, 2015.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2015		December 31, 2014
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$158,611	$158,611	$294,335	$294,335
Investment securities	347,820	347,820	356,141	356,141
Loans, net	663,265	670,353	657,452	663,247
Accrued interest receivable	5,951	5,951	6,521	6,521
Total	$1,175,647	$1,182,735	$1,314,449	$1,320,244
Balance sheet liabilities:
Deposits	$555,410	$555,823	$618,199	$618,199
Accounts and drafts payable	584,532	584,532	655,428	655,428
Accrued interest payable	55	55	57	57
Total	$1,139,997	$1,140,410	$1,273,684	$1,273,684

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – The carrying amount approximates fair value.

Investment in Securities – The fair value is measured on a recurring basis using Level 2 valuations. Refer to Note 11, “Investment in Securities,” for fair value and unrealized gains and losses by investment type.

Loans – The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 3 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses result in a fair valuation.

Impaired loans are valued using the fair value of the collateral which is based upon an observable market price or a current appraised value and therefore, the fair value is a nonrecurring Level 3 valuation.

Accrued Interest Receivable – The carrying amount approximates fair value.

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

Accounts and Drafts Payable – The carrying amount approximates fair value.

Accrued Interest – The carrying amount approximates fair value.

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2015 and 2014. No financial instruments are measured using Level 3 inputs for the six months ended June 30, 2015 and 2014.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2015, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Company’s services include transportation invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and other facility related expenses. Cass is also in the telecommunications expense management market which includes bill processing and expense management solutions. Cass extracts, stores, and presents information from transportation, energy, telecommunication and waste invoices, assisting its customers’ transportation, energy, waste and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary (the “Bank”), also provides commercial banking services in the St. Louis metropolitan area and has loan production offices in Southern California and Colorado Springs, Colorado. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as transportation, energy, telecommunication and waste payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2014 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income.

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

Investment in Debt Securities. The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers guidance provided in FASB ASC Topic 320, “Investments – Debt and Equity Securities”. When determining whether a debt security is other-than-temporarily impaired, the Company assesses whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to period-end and forecasted performance of the investee.

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

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with FASB ASC 740, “Income Taxes,” the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Note 10 to the unaudited consolidated financial statements contained herein.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2015 (“Second Quarter of 2015”) compared to the three-month period ended June 30, 2014 (“Second Quarter of 2014”) and the six-month period ended June 30, 2015 (“First Half of 2015”) compared to the six-month period ended June 30, 2014 (“First Half of 2014”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2014 Annual Report on Form 10-K. Results of operations for the Second Quarter of 2015 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter of			First Half of
			%			%
(In thousands except per share data)	2015	2014	Change	2015	2014	Change
Net income	$5,548	$6,035	(8.1)	$11,087	$11,846	(6.4)
Diluted earnings per share	$.48	$.52	(7.7)	$.96	$1.02	(5.9)
Return on average assets	1.58%	1.73%	—	1.56%	1.72%	—
Return on average equity	11.27%	12.22%	—	11.29%	12.24%	—

Fee Revenue and Other Income

The Company’s fee revenue is derived mainly from transportation and facility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes, fee revenue, and other income were as follows:

	Second Quarter of			First Half of
			%			%
(In thousands)	2015	2014	Change	2015	2014	Change
Transportation invoice transaction volume	8,969	8,874	1.0%	17,094	16,633	2.8%
Transportation invoice dollar volume	$6,541,917	$6,664,922	(1.8)%	$12,598,628	$12,557,493	0.3%
Expense management transaction volume*	5,021	5,181	(3.1)%	10,062	10,276	(2.1)%
Expense management dollar volume*	$2,755,930	$3,060,418	(9.9)%	$5,739,120	$6,334,971	(9.4)%
Payment and processing revenue	$19,699	$19,554	0.7%	$39,117	$37,951	3.1%
*Includes energy, telecom and waste

Second Quarter of 2015 compared to Second Quarter of 2014:

Transportation transaction volume increased due to new business; however, the growth was reduced by a decline in activity from existing customers, especially those in the oil and gas production sector. Expense management transaction and dollar volume declined as on-going competitor consolidation in the energy sector affected client retention.

Bank service fees were slightly higher. There were gains of $690,000 on sales of securities in the Second Quarter of 2015, compared to $0 in the Second Quarter of 2014.

First Half of 2015 compared to First Half of 2014:

Transportation transaction and dollar volumes as well as expense management transaction and dollar volumes fluctuated for the same reasons as the Second Quarter.

There were $1,639,000 gains on sales of securities in the First Half of 2015, compared to $0 in the First Half of 2014.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Second Quarter of			First Half of
			%			%
(In thousands)	2015	2014	Change	2015	2014	Change
Average earnings assets	$1,209,959	$1,220,326	(.8)%	$1,235,878	$1,227,932.6%
Average interest-bearing liabilities	401,354	417,641	(3.9)%	427,545	419,810	1.8%
Net interest income*	10,617	10,636	(.2)%	20,903	21,048	(.7)%
Net interest margin*	3.52%	3.50%		3.41%	3.46%
Yield on earning assets*	3.69%	3.70%		3.59%	3.66%
Rate on interest-bearing liabilities	.52%	.60%		.52%	.60%
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2015 compared to Second Quarter of 2014:

Second Quarter of 2015 average earning assets decreased $10,367,000, or less than 1.0%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets decreased slightly and the rate on interest-bearing liabilities also decreased causing the tax equivalent net interest margin to increase slightly.

Total average loans increased $16,902,000, or 2.5%, for the Second Quarter of 2015 as compared to the Second Quarter of 2014. Average investment securities increased $2,376,000, or less than 1.0%, for the Second Quarter of 2015.

Total average interest-bearing deposits for the Second Quarter of 2015 decreased $16,287,000, or 3.9%, compared to the Second Quarter of 2014. Average accounts and drafts payable decreased $10,862,000, or 1.7%, for the Second Quarter of 2015.

First Half of 2015 compared to First Half of 2014:

First Half of 2015 average earning assets increased $7,946,000, or less than 1.0%, compared to the same period in the prior year (see following discussion). The yield on earning assets and the tax equivalent net interest margin both decreased in 2015 as the general level of interest rates remained low.

Total average loans increased $18,592,000 for the First Half of 2015 as compared to the First Half of 2014. Average investment securities increased $2,392,000, or less than 1.0%, as the Company took advantage of market opportunities.

Total average interest-bearing deposits for the First Half of 2015 increased $7,735,000, or 1.8%, to $427,545,000 compared to the First Half of 2014. Average accounts and drafts payable decreased $2,260,000, or less than 1.0%, to $621,294,000.

For more information on the changes in net interest income, please refer to the tables that follow.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rate and Interest Differential

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

	Second Quarter of 2015			Second Quarter of 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$665,788	$7,199	4.34%	$662,504	$7,423	4.49%
Tax-exempt[4]	22,028	242	4.41	8,410	74	3.53
Investment securities[5]:
Taxable	1,189	10	3.37	1,097	9	3.29
Tax-exempt[4]	316,132	3,572	4.53	313,848	3,619	4.63
Certificates of deposit	3,750	2.21		3,750	—	—
Interest-bearing deposits in
other financial institutions	108,444	84.31		117,023	97.33
Federal funds sold and other
short-term investments	92,628	29.13		113,694	42.15
Total earning assets	1,209,959	11,138	3.69	1,220,326	11,264	3.70
Non-earning assets
Cash and due from banks	13,227			11,722
Premises and equipment, net	18,223			14,030
Bank-owned life insurance	15,602			15,221
Goodwill and other
intangibles	14,237			14,642
Other assets	148,015			134,296
Allowance for loan losses	(11,901)			(11,850)
Total assets	$1,407,362			$1,398,387
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$314,365	$335.43%		$312,458	$406.52%
Savings deposits	14,535	16.44		14,367	19.53
Time deposits >= $100	25,032	81	1.30	29,035	83	1.15
Other time deposits	47,411	89.75		61,770	120.78
Federal Funds purchased	11	—	—	11	—	—
Total interest-bearing deposits	401,354	521.52		417,641	628.60
Non-interest bearing liabilities
Demand deposits	155,350			136,457
Accounts and drafts payable	624,987			635,849
Other liabilities	28,225			10,390
Total liabilities	1,209,916			1,200,337
Shareholders’ equity	197,446			198,050
Total liabilities and
shareholders’ equity	$1,407,362			$1,398,387
Net interest income		$10,617			$10,636
Net interest margin			3.52%			3.50%
Interest spread			3.17			3.10
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2014 consolidated financial statements, filed with the Company’s 2014 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $170,000 and $62,000 for the Second Quarter of 2015 and 2014, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,335,000 and $1,289,000 for the Second Quarter of 2015 and 2014, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2015			First Half of 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$655,913	$14,126	4.34%	$651,117	$14,686	4.55%
Tax-exempt[4]	22,434	486	4.37	8,638	138	3.22
Investment securities[5]:
Taxable	1,146	11	1.94	1,091	11	2.03
Tax-exempt[4]	313,573	7,115	4.58	311,236	7,172	4.65
Certificates of deposit	3,750	4.22		3,750	3.16
Interest-bearing deposits in other
financial institutions	142,888	210.30		134,114	211.32
Federal funds sold and other
short-term investments	96,174	63.13		117,986	80.14
Total earning assets	1,235,878	22,015	3.59	1,227,932	22,301	3.66
Non-earning assets
Cash and due from banks	13,148			11,845
Premises and equipment, net	17,865			13,704
Bank-owned life insurance	15,541			15,294
Goodwill and other
intangibles	14,274			14,703
Other assets	148,843			120,045
Allowance for loan losses	(11,898)			(11,810)
Total assets	$1,433,651			$1,391,713
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$336,771	$723.43%		$308,609	$786.51%
Savings deposits	15,861	35.44		15,393	42.55
Time deposits >= $100	25,954	162	1.26	32,968	172	1.05
Other time deposits	48,953	192.79		62,834	253.81
Federal Funds purchased	6	—	—	6	—	—
Total interest-bearing deposits	427,545	1,112.52		419,810	1,253.60
Non-interest bearing liabilities
Demand deposits	158,784			143,271
Accounts and drafts payable	621,294			623,554
Other liabilities	27,960			9,929
Total liabilities	1,235,583			1,196,564
Shareholders’ equity	198,068			195,149
Total liabilities and
shareholders’ equity	$1,433,651			$1,391,713
Net interest income		$20,903			$21,048
Net interest margin			3.41%			3.46%
Interest spread			3.07			3.06
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2014 consolidated financial statements, filed with the Company’s 2014 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $229,000 and $112,000 for the First Half of 2015 and 2014, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $2,660,000 and $2,554,000 for the First Half of 2015 and 2014, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Second Quarter of 2015 Over
	Second Quarter of 2014
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$37	$(261)	$(224)
Tax-exempt[3]	146	22	168
Investment securities:
Taxable	1	—	1
Tax-exempt[3]	26	(73)	(47)
Certificates of deposit	—	2	2
Interest-bearing deposits in other financial institutions	(7)	(6)	(13)
Federal funds sold and other short-term investments	(7)	(6)	(13)
Total interest income	196	(322)	(126)
Interest expense on:
Interest-bearing demand deposits	2	(73)	(71)
Savings deposits	—	(3)	(3)
Time deposits >=$100	(12)	10	(2)
Other time deposits	(27)	(4)	(31)
Total interest expense	(37)	(70)	(107)
Net interest income	$234	$(252)	$(19)
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	First Half of 2015 Over
	First Half of 2014
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$107	$(667)	$(560)
Tax-exempt[3]	285	63	348
Investment securities:
Taxable	—	—	—
Tax-exempt[3]	54	(111)	(57)
Certificates of deposit	—	1	1
Interest-bearing deposits in other financial institutions	13	(14)	(1)
Federal funds sold and other short-term investments	(14)	(3)	(17)
Total interest income	445	(731)	(286)
Interest expense on:
Interest-bearing demand deposits	68	(131)	(63)
Savings deposits	1	(8)	(7)
Time deposits >=$100	(40)	30	(10)
Other time deposits	(55)	(6)	(61)
Total interest expense	(26)	(115)	(141)
Net interest income	$471	$(616)	$(145)
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results is the provision for loan losses. Provision for loan losses were $0 during the Second Quarter of 2015 and the Second Quarter of 2014. During the First Half of 2015 and the First Half of 2014, the provision for loan losses were also $0. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $4,000 and $9,000 during the Second Quarter of 2015 and the Second Quarter of 2014, respectively. Net loan recoveries were $8,000 in the First Half of 2015 and $174,000 during the First Half of 2014, respectively.

The ALLL at June 30, 2015 was $11,902,000 and at December 31, 2014 was $11,894,000. The ratio of ALLL to total loans outstanding at June 30, 2015 was 1.76% compared to 1.78% at December 31, 2014. Nonperforming loans were $3,177,000, or .46%, of total loans at June 30, 2015 compared to $488,000, or .07%, of total loans at December 31, 2014. These loans, which are also considered impaired, consisted of three nonaccrual loans at June 30, 2015. Total nonaccrual loans increased $2,689,000 from December 31, 2014 to June 30, 2015, primarily due to the addition of one loan.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Second Quarter of		First Half of
(In thousands)	2015	2014	2015	2014
Allowance at beginning of period	$11,898	$11,844	$11,894	$11,679
Provision charged to expense	—	—	—	—
Loans charged off	—	(3)	—	(79)
Recoveries on loans previously charged off	4	12	8	253
Net recoveries	4	9	8	174
Allowance at end of period	$11,902	$11,853	$11,902	$11,853
Loans outstanding:
Average	$687,816	$670,914	$678,347	$659,755
June 30	675,167	665,703	675,167	665,703
Ratio of ALLL to loans outstanding:
Average	1.73%	1.77%	1.75%	1.80%
June 30	1.76%	1.78%	1.76%	1.78%
Impaired loans:
Nonaccrual loans	$3,177	$1,519	$3,177	$1,519
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$3,177	$1,519	$3,177	$1,519
Foreclosed assets	$—	—	$—	—
Impaired loans as percentage of average loans	.46%	.23%	.47%	.23%

The Bank had no property carried as other real estate owned as of June 30, 2015 or December 31, 2014.

Operating Expenses

Total operating expenses for the Second Quarter of 2015 were up 6.3%, or $1,334,000, compared to the Second Quarter of 2014 and were up $2,617,000 for the First Half of 2015 compared to the First Half of 2014.

Salaries and benefits expense for the Second Quarter of 2015 increased $1,079,000 compared to the Second Quarter of 2014 and increased $2,218,000 to $34,869,000 for the First Half of 2015 compared to the First Half of 2014 due to higher health insurance costs, an increase in retirement plan expense tied to the use of new mortality tables and a decline in the discount rate, annual merit salary increases and strategic investment in staff and technology to win and support new business.

Occupancy expense for the Second Quarter of 2015 increased $100,000 to $856,000 compared to the Second Quarter of 2014 and increased $131,000, or 8.4%, for the First Half of 2015 from the First Half of 2014 due to the expansion of the Company’s operating facilities for its transportation and waste management operations.

Equipment expense for the Second Quarter of 2015 decreased $51,000, or 4.5%, compared to the Second Quarter of 2014 and decreased $6,000, or .3%, for the First Half of 2015 from the First Half of 2014.

Amortization of intangible assets decreased $19,000 in the Second Quarter of 2015 as compared to the prior year period and decreased $38,000 for the First Half of 2015 from the First Half of 2014.

Other operating expenses for the Second Quarter of 2015 increased $225,000, or 7.9%, compared to the Second Quarter of 2014 due to an increase in outside service fees. Other operating expense increased $312,000 for the First Half of 2015 compared to the First Half of 2014 primarily due to higher legal expenses and outside service fees.

Income tax expense for the Second Quarter of 2015 decreased $26,000 compared to the Second Quarter of 2014 and increased $34,000 for the First Half of 2015 compared to the First Half of 2014. The effective tax rate was 25.8% and 24.5% for the Second Quarters of 2015 and 2014, respectively, and was 25.9% and 24.5% for the First Halves of 2015 and 2014, respectively.

Financial Condition

Total assets at June 30, 2015 were $1,366,880,000, a decrease of $133,851,000, or 8.9%, from December 31, 2014. The most significant changes in asset balances during this period were a decrease of $95,294,000 in interest-bearing deposits in other financial institutions plus a decrease of $42,339,000 in federal funds sold and other short-term investments. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2015 were $1,169,437,000, a decrease of $130,862,000, or 10.1%, from December 31, 2014. Interest-bearing deposits were $555,410,000, a decrease of $65,805,000, or 14.3%, from December 31, 2014. Accounts and drafts payable at June 30, 2015 were $584,532,000, a decrease of $70,896,000, or 10.8%, from December 31, 2014. Total shareholders’ equity at June 30, 2015 was $197,443,000, a $2,989,000, or 1.5% decrease from December 31, 2014.

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

The decrease in total shareholders’ equity of $2,989,000 resulted primarily from net income of $11,807,000 offset by an increase in common shares in treasury of $5,130,000, an increase of $3,381,000 in accumulated other comprehensive loss and dividends paid of $4,812,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments was $158,611,000 at June 30, 2015, a decrease of $135,724,000, or 46.1%, from December 31, 2014. At June 30, 2015, these assets represented 11.6% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $347,820,000 at June 30, 2015, a decrease of $8,321,000 from December 31, 2014. These assets represented 25.4% of total assets at June 30, 2015. Of this total, 99% were state and political subdivision securities. Of the total portfolio, 6.9% mature in one year or less, 26.5% mature in one to five years, and 66.6% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also had secured lines of credit with the Federal Home Loan Bank of $173,816,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit of $50,000,000 with UMB Bank and $50,000,000 with First Tennessee Bank collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of June 30, 2015 or December 31, 2014.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $44,202,000 of CDARS deposits and interest-bearing demand deposits include $61,558,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $17,019,000 for the First Half of 2015, compared with $18,602,000 for the First Half of 2014, a decrease of $1,583,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2015, which are estimated to range from $5 million to $7 million.

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

Risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0%, of which at least 6.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders’ equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly-rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, ALLL, and debt considered equity for regulatory capital purposes.

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$209,477	22.19%	$207,468	21.91%
Cass Commercial Bank	95,021	16.33%	91,249	15.88%
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	$197,675	20.94%	$195,630	20.66%
Cass Commercial Bank	87,729	15.07%	84,049	14.62%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$197,675	20.94%	$195,630	20.66%
Cass Commercial Bank	87,729	15.07%	84,049	14.62%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$197,675	14.17%	$195,630	13.42%
Cass Commercial Bank	87,729	12.97%	84,049	11.94%

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

Inflation

The Company’s assets and liabilities are primarily monetary, consisting of cash, cash equivalents, securities, loans, payables and deposits. Monetary assets and liabilities are those that can be converted into a fixed number of dollars. The Company’s consolidated balance sheet reflects a net positive monetary position (monetary assets exceed monetary liabilities). During periods of inflation, the holding of a net positive monetary position will result in an overall decline in the purchasing power of a company. Management believes that replacement costs of equipment, furniture, and leasehold improvements will not materially affect operations. The rate of inflation does affect certain expenses, such as those for employee compensation, which may not be readily recoverable in the price of the Company’s services.

Impact of New and Not Yet Adopted Accounting Pronouncements

The new accounting pronouncements are not applicable to the Company and/or do not materially impact the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15.0% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company’s most recent evaluation, management does not believe the Company’s risk position at June 30, 2015 has changed materially from that at December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and concluded that, as of such date, these controls and procedures were effective.

There were no changes in the Second Quarter of 2015 in the Company’s internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
During the three months ended June 30, 2015, the Company repurchased a total of 55,297 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
April 1, 2015 – April 30, 2015	—	—	—	410,752
May 1, 2015 – May 31, 2015	26,416	$50.07	26,416	384,336
June 1, 2015 – June 30, 2015	28,881	$50.10	28,881	355,455
Total	55,297	$50.09	55,297	355,455
1.	All repurchases made during the quarter ended June 30, 2015 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2015.

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

CASS INFORMATION SYSTEMS, INC.

DATE:	August 3, 2015	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 3, 2015	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)