Form 10-Q
period 2015-09-30
CASS INFORMATION SYSTEMS INC
filed 2015-11-02
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes                                            No               X

The number of shares outstanding of the registrant's only class of common stock as of October 28, 2015: Common stock, par value $.50 per share –11,341,370 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	September 30, 2015 (unaudited) and December 31, 2014	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2015 and 2014 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and nine months ended September 30, 2015 and 2014 (unaudited)	5

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2015 and 2014 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4.	CONTROLS AND PROCEDURES	28

PART II – Other Information – Items 1. – 6.		28

SIGNATURES		30

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30,
	2015	December 31,
	(Unaudited)	2014
Assets
Cash and due from banks	$11,932	$11,307
Interest-bearing deposits in other financial institutions	128,798	200,966
Federal funds sold and other short-term investments	85,352	82,062
Cash and cash equivalents	226,082	294,335
Securities available-for-sale, at fair value	363,153	356,141

Loans	670,842	669,346
Less: Allowance for loan losses	11,882	11,894
Loans, net	658,960	657,452
Premises and equipment, net	18,997	16,909
Investment in bank-owned life insurance	15,806	15,429
Payments in excess of funding	108,859	120,227
Goodwill	11,590	11,590
Other intangible assets, net	2,507	2,762
Other assets	27,566	25,886
Total assets	$1,433,520	$1,500,731

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$172,937	$158,999
Interest-bearing	404,535	459,200
Total deposits	577,472	618,199
Accounts and drafts payable	625,230	655,428
Other liabilities	31,375	26,672
Total liabilities	1,234,077	1,300,299

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at September 30,
2015 and December 31, 2014	5,966	5,966
Additional paid-in capital	125,933	126,169
Retained earnings	100,399	90,635
Common shares in treasury, at cost (578,182 shares at September 30,
2015 and 428,572 shares at December 31, 2014)	(21,121)	(12,707)
Accumulated other comprehensive loss	(11,734)	(9,631)
Total shareholders’ equity	199,443	200,432
Total liabilities and shareholders’ equity	$1,433,520	$1,500,731

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fee Revenue and Other Income:
Information services payment and processing	$19,781	$19,743	$58,898	$57,694
revenue
Bank service fees	308	279	908	835
Gains on sales of securities	1,271	23	2,910	23
Other	154	178	468	1,198
Total fee revenue and other income	21,514	20,223	63,184	59,750

Interest Income:
Interest and fees on loans	7,086	7,486	21,528	22,266
Interest and dividends on securities:
Taxable	5	3	20	17
Exempt from federal income taxes	2,371	2,353	6,996	7,015
Interest on federal funds sold and
other short-term investments	119	149	392	440
Total interest income	9,581	9,991	28,936	29,738

Interest Expense:
Interest on deposits	498	604	1,610	1,857
Net interest income	9,083	9,387	27,326	27,881
Provision for loan losses	—	—	—	—
Net interest income after provision for
loan losses	9,083	9,387	27,326	27,881
Total net revenue	30,597	29,610	90,510	87,631

Operating Expense:
Salaries and employee benefits	17,761	16,515	52,630	49,166
Occupancy	872	783	2,565	2,345
Equipment	1,067	945	3,208	3,092
Amortization of intangible assets	103	121	306	362
Other operating expense	2,831	2,832	8,873	8,562
Total operating expense	22,634	21,196	67,582	63,527
Income before income tax expense	7,963	8,414	22,928	24,104
Income tax expense	2,083	2,013	5,961	5,857
Net income	$5,880	$6,401	$16,967	$18,247

Basic earnings per share	$.52	$.56	$1.49	$1.59
Diluted earnings per share	.51	.55	1.47	1.57

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$5,880	$6,401	$16,967	$18,247
Other comprehensive income:
Net unrealized gain (loss) on securities
available-for-sale	3,301	801	(327)	7,885
Tax effect	(1,226)	(297)	122	(2,929)

Reclassification adjustments for gains
included in net income	(1,271)	(23)	(2,910)	(23)
Tax effect	472	8	1,081	8

Foreign currency translation adjustments	2	(66)	(69)	(79)
Total comprehensive income	$7,158	$6,824	$14,864	$23,109

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$16,967	$18,247
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,476	6,036
Net gains on sales of securities	(2,910)	(23)
Stock-based compensation expense	1,543	1,536
(Increase) decrease in income tax benefit	(1,156)	140
Increase in income tax liability	1,513	293
Increase in pension liability	3,626	1,710
Other operating activities, net	(254)	506
Net cash provided by operating activities	25,805	28,445

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	99,347	587
Proceeds from maturities of securities available-for-sale	31,390	8,790
Purchase of securities available-for-sale	(142,014)	(27,302)
Net increase in loans	(1,508)	(25,224)
Decrease (increase) in payments in excess of funding	11,368	(63,559)
Purchases of premises and equipment, net	(4,320)	(4,676)
Net cash used in investing activities	(5,737)	(111,384)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	13,938	(4,443)
Net (decrease) increase in interest-bearing demand and savings deposits	(41,054)	22,878
Net decrease in time deposits	(13,611)	(15,567)
Net (decrease) increase in accounts and drafts payable	(30,198)	101,734
Cash dividends paid	(7,203)	(6,917)
Purchase of common shares for treasury	(9,426)	(911)
Other financing activities, net	(767)	(435)
Net cash (used in) provided by financing activities	(88,321)	96,339
Net (decrease) increase in cash and cash equivalents	(68,253)	13,400
Cash and cash equivalents at beginning of period	294,335	225,262
Cash and cash equivalents at end of period	$226,082	$238,662

Supplemental information:
Cash paid for interest	$3,313	$1,871
Cash paid for income taxes	4,501	5,252

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

Details of the Company’s intangible assets are as follows:

	September 30, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(1,944)	$3,933	$(1,705)
Patents	72	(3)	23	(1)
Non-compete agreements	261	(196)	261	(157)
Software	234	(234)	234	(234)
Other	500	(116)	500	(92)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,817	$(2,720)	$16,768	$(2,416)
[1]Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $306,000 and $362,000 for the nine-month periods ended September 30, 2015 and 2014, respectively. Estimated future amortization of intangibles is as follows: $408,000 in 2016, and $356,000 in each of 2017, 2018, 2019 and 2020.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the nine months ended September 30, 2015 and 2014. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share data)	2015	2014	2015	2014
Basic
Net income	$5,880	$6,401	$16,967	$18,247
Weighted-average common shares
outstanding	11,329,002	11,480,981	11,385,680	11,482,850
Basic earnings per share	$.52	$.56	$1.49	$1.59
Diluted
Net income	$5,880	$6,401	$16,967	$18,247
Weighted-average common shares
outstanding	11,329,002	11,480,981	11,385,680	11,482,850
Effect of dilutive restricted stock
and stock appreciation rights	158,177	151,711	161,005	171,890
Weighted-average common shares
outstanding assuming dilution	11,487,179	11,632,692	11,546,685	11,654,740
Diluted earnings per share	$.51	$.55	$1.47	$1.57

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 68,105 and 19,542 shares during the three-month periods and 192,690 and 19,542 for the nine-month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, 287,350 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions. On October 19, 2015, the Company’s Board of Directors restored the repurchase program to 500,000 shares.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended September 30, 2015
Fee revenue and other income:
Income from customers	$24,694	$5,903	$—	$30,597
Intersegment income (expense)	2,310	410	(2,720)	—
Net income	3,961	1,919	—	5,880
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,507	—	—	2,507
Total assets	751,264	713,173	(30,917)	1,433,520
Three Months Ended September 30, 2014
Fee revenue and other income
Income from customers	$23,840	$5,770	$—	$29,610
Intersegment income (expense)	2,391	370	(2,761)	—
Net income	4,392	2,009	—	6,401
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,883	—	—	2,883
Total assets	772,847	690,718	(13,392)	1,450,173
Nine Months Ended September 30, 2015
Fee revenue and other income:
Income from customers	$73,120	$17,390	$—	$90,510
Intersegment income (expense)	6,854	1,266	(8,120)	—
Net income	11,368	5,599	—	16,967
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,507	—	—	2,507
Total assets	751,264	713,173	(30,917)	1,433,520
Nine Months Ended September 30, 2014
Fee revenue and other income
Income from customers	$70,792	$16,839	$—	$87,631
Intersegment income (expense)	6,693	1,100	(7,793)	—
Net income	12,772	5,475	—	18,247
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,883	—	—	2,883
Total assets	772,847	690,718	(13,392)	1,450,173

Note 6 – Loans by Type

A summary of loan categories is as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Commercial and industrial	$195,175	$203,350
Real estate
Commercial:
Mortgage	119,751	117,754
Construction	71	—
Church, church-related:
Mortgage	314,822	305,887
Construction	20,077	18,612
Industrial Revenue Bonds	20,911	23,348
Other	35	395
Total loans	$670,842	$669,346

The following table presents the aging of loans by loan categories at September 30, 2015 and December 31, 2014:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
September 30, 2015
Commercial and industrial	$195,175	$—	$—	$—	$—	$195,175
Real estate
Commercial:
Mortgage	116,704	—	—	—	3,047	119,751
Construction	71	—	—	—	—	71
Church, church-related:
Mortgage	314,714	—	—	—	108	314,822
Construction	20,077	—	—	—	—	20,077
Industrial Revenue Bonds	20,911	—	—	—	—	20,911
Other	35	—	—	—	—	35
Total	$667,687	$—	$—	$—	$3,155	$670,842
December 31, 2014
Commercial and industrial	$203,350	$—	$—	$—	$—	$203,350
Real estate
Commercial:
Mortgage	117,393	—	—	—	361	117,754
Construction	—	—	—	—	—	—
Church, church-related:
Mortgage	305,760	—	—	—	127	305,887
Construction	18,612	—	—	—	—	18,612
Industrial Revenue Bonds	23,348	—	—	—	—	23,348
Other	395	—	—	—	—	395
Total	$668,858	$—	$—	$—	$488	$669,346

The following table presents the credit exposure of the loan portfolio as of September 30, 2015 and December 31, 2014:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
September 30, 2015
Commercial and industrial	$192,135	$3,040	$—	$195,175
Real estate
Commercial:
Mortgage	107,985	8,719	3,047	119,751
Construction	71	—	—	71
Church, church-related:
Mortgage	310,145	4,569	108	314,822
Construction	20,077	—	—	20,077
Industrial Revenue Bonds	20,911	—	—	20,911
Other	35	—	—	35
Total	$651,359	$16,328	$3,155	$670,842
December 31, 2014
Commercial and industrial	$199,837	$3,513	$—	$203,350
Real estate
Commercial:
Mortgage	103,097	14,296	361	117,754
Construction	—	—	—	—
Church, church-related:
Mortgage	304,219	1,541	127	305,887
Construction	18,612	—	—	18,612
Industrial Revenue Bonds	23,348	—	—	23,348
Other	395	—	—	395
Total	$649,508	$19,350	$488	$669,346
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At September 30, 2015 and December 31, 2014, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no loans delinquent 90 days or more and still accruing interest at September 30, 2015 and December 31, 2014. There were no loans classified as troubled debt restructuring at September 30, 2015 and December 31, 2014.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of September 30, 2015, and December 31, 2014.

The following table presents the recorded investment and unpaid principal balance for impaired loans at September 30, 2015 and December 31, 2014:

	Recorded	Unpaid Principal	Related Allowance for
(In thousands)	Investment	Balance	Loan Losses
September 30, 2015
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	3,047	3,047	1,127
Church – Mortgage:
Nonaccrual	108	108	108
Total impaired loans	$3,155	$3,155	$1,235
December 31, 2014
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	361	361	—
Church – Mortgage:
Nonaccrual	127	127	127
Total impaired loans	$488	$488	$127

A summary of the activity in the allowance for loan losses from December 31, 2014 to September 30, 2015 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2014	Offs	Recoveries	Provision	2015
Commercial and industrial	$3,515	$30	$10	$(133)	$3,362
Real estate
Commercial:
Mortgage	3,060	—	5	(3)	3,062
Construction	—	—	—	1	1
Church, church-related:
Mortgage	4,016	—	2	127	4,145
Construction	140	—	—	10	150
Industrial Revenue Bonds	394	—	—	(50)	344
Other	769	—	1	48	818
Total	$11,894	$30	$18	$0	$11,882

A summary of the activity in the allowance for loan losses from December 31, 2013 to September 30, 2014 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2013	Offs	Recoveries	Provision	2014
Commercial and industrial	$3,036	$3	$34	$230	$3,297
Real estate
Commercial:
Mortgage	3,946	—	222	235	4,403
Construction	151	—	—	(151)	—
Church, church-related:
Mortgage	4,354	76	3	(494)	3,787
Construction	124	—	—	45	169
Industrial Revenue Bonds	68	—	—	133	201
Other	—	—	—	2	2
Total	$11,679	$79	$259	$—	$11,859

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2015 and December 31, 2014, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The balance of unused loan commitments, standby and commercial letters of credit were $5,588,000, $11,590,000, and $1,405,000 at September 30, 2015 and were $19,066,000, $12,693,000, and $2,571,000 at December 31, 2014, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at September 30, 2015:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$8,613	$1,362	$2,711	$2,091	$2,449
Time deposits	66,164	57,655	6,264	2,245	—
Total	$74,777	$59,017	$8,975	$4,336	$2,449

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the nine months ended September 30, 2015, 41,896 restricted shares and 0 SARs were granted under the Omnibus Plan.

Restricted Stock

Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of September 30, 2015, the total unrecognized compensation expense related to non-vested restricted shares was $2,100,000, and the related weighted-average period over which it is expected to be recognized is approximately .9 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended
	September 30, 2015
	Shares	Fair Value
Balance at December 31, 2014	51,161	$48.13
Granted	41,896	$51.02
Vested	(24,644)	$44.18
Forfeits	(262)	$52.63
Balance at September 30, 2015	68,151	$51.32

SARs

SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of September 30, 2015, the total unrecognized compensation expense was $397,000, and the related weighted-average period over which it is expected to be recognized is 0.5 years. Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2015:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2014	353,955	$35.52	6.77	$6,277
Exercised	(37,834)	$28.56
Forfeits	(1,204)	$53.96
Outstanding at September 30, 2015	314,917	$36.28	6.19	$4,046
Exercisable at September 30, 2015	262,410	$33.30	5.85	$4,153

Following is a summary of the activity of the non-vested SARs during the nine-month period ended September 30, 2015:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2014	124,982	$45.85
Vested	(71,514)	$41.87
Forfeits	(961)	$52.02
Non-vested at September 30, 2015	52,507	$51.17

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

Pension costs recorded to expense were $1,010,000 and $360,000 for the three-month periods ended September 30, 2015 and 2014, respectively, and totaled $2,978,000 and $1,180,000 for the nine-month periods ended September 30, 2015 and 2014, respectively. Pension costs increased significantly in 2015 due to a decrease in the discount rate assumption and the use of the updated mortality tables. The Company made no contribution to the plan during the nine-month period ended September 30, 2015 and is evaluating the amount of additional contributions, if any, in 2015.

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

Pension costs recorded to expense were $286,000 and $236,000 for the three-month periods ended September 30, 2015 and 2014, respectively, and were $857,000 and $708,000 for the nine-month periods ended September 30, 2015 and 2014, respectively.

Note 10 – Income Taxes

As of September 30, 2015, the Company’s unrecognized tax benefits were approximately $1,305,000, of which $952,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2014, the Company’s unrecognized tax benefits were approximately $1,117,000, of which $819,000 would, if recognized, affect the Company’s effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $210,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $71,000 and $45,000 of gross interest accrued as of September 30, 2015 and December 31, 2014, respectively. There were no penalties for unrecognized tax benefits accrued at September 30, 2015 and December 31, 2014.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2011 through 2014 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2011 through 2014.

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

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$347,721	$10,762	$76	$358,407
Certificates of deposit	4,746	—	—	4,746
Total	$352,467	$10,762	$76	$363,153

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$338,469	$14,120	$198	$352,391
Certificates of deposit	3,750	—	—	3,750
Total	$342,219	$14,120	$198	$356,141

The fair values of securities with unrealized losses are as follows:

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political	$19,339	$57	$1,206	$19	$20,545	$76
subdivisions
Certificates of deposit	—	—	—	—	—	—
Total	$19,339	$57	$1,206	$19	$20,545	$76

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political	$8,700	$15	$13,833	$183	$22,533	$198
subdivisions
Certificates of deposit	—	—	—	—	—	—
Total	$8,700	$15	$13,833	$183	$22,533	$198

There were 16 securities, or 5% of the total (one greater than 12 months), in an unrealized loss position as of September 30, 2015. There were 20 securities, or 6% of the total (12 greater than 12 months), in an unrealized loss position as of December 31, 2014. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2015
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$24,170	$24,432
Due after 1 year through 5 years	77,390	80,845
Due after 5 years through 10 years	139,950	145,190
Due after 10 years	110,957	112,686
Total	$352,467	$363,153

Proceeds from sales of investment securities classified as available for sale were $33,395,000 and $587,000 for the three months ended September 30, 2015 and 2014, respectively, and were $99,347,000 and $587,000 for the nine months ended September 30, 2015 and 2014, respectively. Gross realized gains were $1,271,000 and $23,000 for the three months ended September 30, 2015 and 2014, respectively, and were $2,910,000 and $23,000 for the nine months ended September 30, 2015 and 2014, respectively. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at September 30, 2015.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2015		December 31, 2014
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$226,082	$226,082	$294,335	$294,335
Investment securities	363,153	363,153	356,141	356,141
Loans, net	658,960	660,647	657,452	663,247
Accrued interest receivable	5,361	5,361	6,521	6,521
Total	$1,253,556	$1,255,243	$1,314,449	$1,320,244
Balance sheet liabilities:
Deposits	$577,472	$577,472	$618,199	$618,199
Accounts and drafts payable	625,230	625,230	655,428	655,428
Accrued interest payable	53	53	57	57
Total	$1,202,755	$1,202,755	$1,273,684	$1,273,684

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2015 and 2014. No financial instruments are measured using Level 3 inputs for the nine months ended September 30, 2015 and 2014.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2015, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2015 (“Third Quarter of 2015”) compared to the three-month period ended September 30, 2014 (“Third Quarter of 2014”) and the nine-month period ended September 30, 2015 (“Nine Months Ended 2015”) compared to the nine-month period ended September 30, 2014 (“Nine Months Ended 2014”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2014 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2015 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands except per share data)	2015	2014	Change	2015	2014	Change
Net income	$5,880	$6,401	(8.1%)	$16,967	$18,247	(7.0%)
Diluted earnings per share	$.51	$.55	(7.3%)	$1.47	$1.57	(6.4%)
Return on average assets	1.63%	1.76%	—	1.58%	1.73%	—
Return on average equity	11.86%	12.50%	—	11.48%	12.33%	—

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

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2015	2014	Change	2015	2014	Change
Transportation invoice transaction
volume	8,626	8,856	(2.6%)	25,720	25,489.9%
Transportation invoice dollar
volume	$6,140,747	$6,725,524	(8.7%)	$18,739,375	$19,283,017	(2.8%)
Expense management
transaction volume*	5,202	5,188.3%		15,264	15,464	(1.3%)
Expense management dollar
volume*	$3,162,787	$3,250,130	(2.7%)	$8,901,907	$9,585,101	(7.1%)
Payment and processing revenue	$19,781	$19,743.2%		$58,898	$57,694	2.1%
*Includes energy, telecom and waste

Third Quarter of 2015 compared to Third Quarter of 2014:

In the transportation group, transaction volume increased due to new business but the benefits of that growth were more than off-set by a decline in activity from existing customers, especially those involved in oil and gas production. In addition, transportation dollar volume declined as lower fuel prices reduced average invoice amounts. Expense management dollar volume declined as competitor consolidation in the market offset the Company’s success in growing new accounts.

Bank service fees were slightly higher. There were gains of $1,271,000 on sales of securities in the Third Quarter of 2015, compared to $23,000 in the Third Quarter of 2014.

Nine Months Ended 2015 compared to Nine Months Ended 2014:

Transportation transaction and dollar volumes as well as expense management transaction and dollar volumes fluctuated for the same reasons as the Third Quarter.

There were $2,910,000 gains on sales of securities in the Nine Months Ended 2015, compared to $23,000 in the Nine Months Ended 2014.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2015	2014	Change	2015	2014	Change
Average earnings assets	$1,234,469	$1,243,375	(0.7%)	$1,235,403	$1,233,136	0.2%
Average interest-bearing
liabilities	396,230	425,016	(6.8%)	416,992	421,565	(1.1%)
Net interest income*	10,444	10,742	(2.8%)	31,347	31,790	(1.4%)
Net interest margin*	3.36%	3.43%		3.39%	3.45%
Yield on earning assets*	3.52%	3.62%		3.57%	3.65%
Rate on interest-bearing liabilities	.50%	.56%		.52%	.59%
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2015 compared to Third Quarter of 2014:

Third Quarter of 2015 average earning assets decreased $8,906,000, or less than 1.0%, compared to the same period in the prior year (see discussion in the following paragraphs). The yield on earning assets decreased slightly and the rate on interest-bearing liabilities also decreased causing the tax equivalent net interest margin to increase slightly.

Total average loans increased $1,437,000, or less than 1.0%, for the Third Quarter of 2015 as compared to the Third Quarter of 2014. Average investment securities increased $15,638,000, or 4.9%, for the Third Quarter of 2015.

Total average interest-bearing deposits for the Third Quarter of 2015 decreased $28,786,000, or 6.8%, compared to the Third Quarter of 2014. Average accounts and drafts payable decreased $18,217,000, or 2.7%, for the Third Quarter of 2015.

Nine Months Ended 2015 compared to Nine Months Ended 2014:

Nine Months Ended 2015 average earning assets increased $2,267,000, or less than 1.0%, compared to the same period in the prior year (see following discussion). The yield on earning assets and the tax equivalent net interest margin both decreased in 2015 as the general level of interest rates remained low.

Total average loans increased $12,811,000 for the Nine Months Ended 2015 as compared to the Nine Months Ended 2014. Average investment securities increased $6,855,000, or 2.2%, as the Company took advantage of market opportunities.

Total average interest-bearing deposits for the Nine Months Ended 2015 decreased $4,573,000, or 1.1%, to $416,992,000 compared to the Nine Months Ended 2014. Average accounts and drafts payable decreased $7,637,000, or 1.2%, to $629,033,000.

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

	Third Quarter of 2015			Third Quarter of 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$645,269	$6,931	4.26%	$642,559	$7,324	4.52%
Tax-exempt[4]	21,220	239	4.47	22,493	249	4.39
Investment securities[5]:
Taxable	1,189	1.33		1,097	—	—
Tax-exempt[4]	333,333	3,648	4.34	317,787	3,621	4.52
Certificates of deposit	3,963	4.40		3,750	3.32
Interest-bearing deposits in
other financial institutions	106,714	80.30		120,865	99.32
Federal funds sold and other
short-term investments	122,781	39.13		134,824	50.15
Total earning assets	1,234,469	10,942	3.52	1,243,375	11,346	3.62
Non-earning assets
Cash and due from banks	14,007			11,620
Premises and equipment, net	18,960			15,279
Bank-owned life insurance	15,725			15,242
Goodwill and other
intangibles	14,150			14,545
Other assets	142,730			154,738
Allowance for loan losses	(11,905)			(11,857)
Total assets	$1,428,136			$1,442,942
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$315,755	$329.41%		$324,540	$395.48%
Savings deposits	13,225	15.45		15,824	19.48
Time deposits >= $100	24,559	76	1.23	26,160	80	1.21
Other time deposits	42,680	78.73		58,492	110.75
Federal Funds purchased	11	—	—	—	—	—
Total interest-bearing deposits	396,230	498.50		425,016	604.56

Non-interest bearing liabilities
Demand deposits	160,666			140,633
Accounts and drafts payable	644,258			662,475
Other liabilities	30,228			11,600
Total liabilities	1,231,382			1,239,724
Shareholders’ equity	196,754			203,218
Total liabilities and
shareholders’ equity	$1,428,136			$1,442,942
Net interest income		$10,444			$10,742
Net interest margin			3.36%			3.43%
Interest spread			3.02			3.06

1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2014 consolidated financial statements, filed with the Company’s 2014 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $73,000 and $67,000 for the Third Quarter of 2015 and 2014, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,361,000 and $1,355,000 for the Third Quarter of 2015 and 2014, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended 2015			Nine Months Ended 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$652,326	$21,057	4.32%	$648,233	$22,022	4.54%
Tax-exempt[4]	22,025	725	4.40	13,307	375	3.77
Investment securities[5]:
Taxable	1,160	12	1.38	1,093	11	1.35
Tax-exempt[4]	320,232	10,763	4.49	313,444	10,793	4.60
Certificates of deposit	3,822	8.28		3,750	6.21
Interest-bearing deposits in other
financial institutions	130,697	290.30		129,649	310.32
Federal funds sold and other
short-term investments	105,141	102.13		123,660	130.14
Total earning assets	1,235,403	32,957	3.57	1,233,136	33,647	3.65
Non-earning assets
Cash and due from banks	13,438			11,769
Premises and equipment, net	18,234			14,235
Bank-owned life insurance	15,603			15,276
Goodwill and other
intangibles	14,232			14,650
Other assets	146,784			131,737
Allowance for loan losses	(11,901)			(11,826)
Total assets	$1,431,793			$1,408,977
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$329,689	$1,052.43%		$313,978	$1,181.50%
Savings deposits	14,973	50.45		15,538	61.52
Time deposits >= $100	25,484	238	1.25	30,674	252	1.10
Other time deposits	46,839	270.77		61,371	363.79
Federal Funds purchased	7	—	—	4	—	—
Total interest-bearing deposits	416,992	1,610.52		421,565	1,857.59
Non-interest bearing liabilities
Demand deposits	159,418			142,382
Accounts and drafts payable	629,033			636,670
Other liabilities	28,724			10,492
Total liabilities	1,234,167			1,211,109
Shareholders’ equity	197,626			197,868
Total liabilities and
shareholders’ equity	$1,431,793			$1,408,977
Net interest income		$31,347			$31,790
Net interest margin			3.39%			3.45%
Interest spread			3.05			3.06

1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2014 consolidated financial statements, filed with the Company’s 2014 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $302,000 and $179,000 for the Nine Months Ended 2015 and 2014, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $4,021,000 and $3,909,000 for the Nine Months Ended 2015 and 2014, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Third Quarter of 2015 Over
	Third Quarter of 2014
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$31	$(424)	$(393)
Tax-exempt[3]	(14)	4	(10)
Investment securities:
Taxable	—	1	1
Tax-exempt[3]	173	(146)	27
Certificates of deposit	—	1	1
Interest-bearing deposits in other financial institutions	(11)	(8)	(19)
Federal funds sold and other short-term investments	(4)	(7)	(11)
Total interest income	175	(579)	(404)
Interest expense on:
Interest-bearing demand deposits	(10)	(56)	(66)
Savings deposits	(3)	(1)	(4)
Time deposits >=$100	(5)	1	(4)
Other time deposits	(29)	(3)	(32)
Total interest expense	(47)	(59)	(106)
Net interest income	$222	$(520)	$(298)

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	Nine Months Ended 2015 Over
	Nine Months Ended 2014
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$138	$(1,103)	$(965)
Tax-exempt[3]	279	71	350
Investment securities:
Taxable	1	—	1
Tax-exempt[3]	231	(261)	(30)
Certificates of deposit	—	2	2
Interest-bearing deposits in other financial institutions	2	(22)	(20)
Federal funds sold and other short-term investments	(18)	(10)	(28)
Total interest income	633	(1,323)	(690)
Interest expense on:
Interest-bearing demand deposits	57	(186)	(129)
Savings deposits	(2)	(9)	(11)
Time deposits >=$100	(46)	32	(14)
Other time deposits	(84)	(9)	(93)
Total interest expense	(75)	(172)	(247)
Net interest income	$708	$(1,151)	$(443)

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results is the provision for loan losses. Provision for loan losses were $0 during the Third Quarter of 2015 and the Third Quarter of 2014. During the Nine Months Ended 2015 and the Nine Months Ended 2014, the provision for loan losses were also $0. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan charge-offs were $20,000 and net loan recoveries were $6,000 during the Third Quarter of 2015 and the Third Quarter of 2014, respectively. Net loan charge-offs were $12,000 in the Nine Months Ended 2015 and net loan recoveries were $180,000 during the Nine Months Ended 2014, respectively.

The ALLL at September 30, 2015 was $11,882,000 and at December 31, 2014 was $11,894,000. The ratio of ALLL to total loans outstanding at September 30, 2015 was 1.77% compared to 1.78% at December 31, 2014. Nonperforming loans were $3,155,000, or .47%, of total loans at September 30, 2015 compared to $488,000, or .07%, of total loans at December 31, 2014. These loans, which are also considered impaired, consisted of three nonaccrual loans at September 30, 2015. Total nonaccrual loans increased $2,667,000 from December 31, 2014 to September 30, 2015, primarily due to the addition of one loan.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Third Quarter of		Nine Months Ended
(In thousands)	2015	2014	2015	2014
Allowance at beginning of period	$11,902	$11,853	$11,894	$11,679
Provision charged to expense	—	—	—	—
Loans charged off	(30)	—	(30)	(79)
Recoveries on loans previously charged off	10	6	18	259
Net (charge-offs) recoveries	(20)	6	(12)	180
Allowance at end of period	$11,882	$11,859	$11,882	$11,859
Loans outstanding:
Average	$666,489	$665,052	$674,351	$661,540
September 30	670,842	677,581	670,842	677,581
Ratio of ALLL to loans outstanding:
Average	1.78%	1.78%	1.76%	1.79%
September 30	1.77	1.75	1.77	1.75
Impaired loans:
Nonaccrual loans	$3,155	$1,477	$3,155	$1,477
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$3,155	$1,477	$3,155	$1,477
Foreclosed assets	$—	—	$—	—
Impaired loans as percentage of average loans	.47%	.22%	.47%	.22%

The Bank had no property carried as other real estate owned as of September 30, 2015 or December 31, 2014.

Operating Expenses

Total operating expenses for the Third Quarter of 2015 were up 6.8%, or $1,438,000, compared to the Third Quarter of 2014 and were up $4,055,000 for the Nine Months Ended 2015 compared to the Nine Months Ended 2014.

Salaries and benefits expense for the Third Quarter of 2015 increased $1,246,000 compared to the Third Quarter of 2014 and increased $3,464,000 to $52,630,000 for the Nine Months Ended 2015 compared to the Nine Months Ended 2014 due to strategic investment in staff and technology to win and support new business, higher health insurance costs, increased retirement plan expense, and annual merit salary increases.

Occupancy expense for the Third Quarter of 2015 increased $89,000 to $872,000 compared to the Third Quarter of 2014 and increased $220,000, or 9.4%, for the Nine Months Ended 2015 from the Nine Months Ended 2014 due to the expansion of the Company’s operating facilities for its transportation and waste management operations.

Equipment expense for the Third Quarter of 2015 increased $122,000, or 12.9%, compared to the Third Quarter of 2014 and increased $116,000, or 3.8%, for the Nine Months Ended 2015 from the Nine Months Ended 2014.

Amortization of intangible assets decreased $18,000 in the Third Quarter of 2015 as compared to the prior year period and decreased $56,000 for the Nine Months Ended 2015 from the Nine Months Ended 2014.

Other operating expenses for the Third Quarter of 2015 decreased $1,000, compared to the Third Quarter of 2014. Other operating expense increased $311,000 for the Nine Months Ended 2015 compared to the Nine Months Ended 2014 primarily due to higher legal expenses and outside service fees.

Income tax expense for the Third Quarter of 2015 increased $70,000 compared to the Third Quarter of 2014 and increased $104,000 for the Nine Months Ended 2015 compared to the Nine Months Ended 2014. The effective tax rate was 26.2% and 23.9% for the Third Quarters of 2015 and 2014, respectively, and was 26.0% and 24.3% for the Nine Months Ended 2015 and 2014, respectively.

Financial Condition

Total assets at September 30, 2015 were $1,433,520,000, a decrease of $67,211,000, or 4.5%, from December 31, 2014. The most significant changes in asset balances during this period were a decrease of $72,168,000 in interest-bearing deposits in other financial institutions. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2015 were $1,234,077,000, a decrease of $66,222,000, or 5.1%, from December 31, 2014. Interest-bearing deposits were $404,535,000, a decrease of $54,665,000, or 11.9%, from December 31, 2014. Accounts and drafts payable at September 30, 2015 were $625,230,000, a decrease of $30,198,000, or 4.6%, from December 31, 2014. Total shareholders’ equity at September 30, 2015 was $199,443,000, a $989,000, or less than 1.0% decrease from December 31, 2014.

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

The decrease in total shareholders’ equity of $989,000 resulted primarily from net income of $16,967,000 offset by an increase in common shares in treasury of $8,414,000, an increase of $2,103,000 in accumulated other comprehensive loss and dividends paid of $7,203,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments was $226,082,000 at September 30, 2015, a decrease of $68,253,000, or 23.2%, from December 31, 2014. At September 30, 2015, these assets represented 15.8% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $363,153,000 at September 30, 2015, an increase of $7,012,000 from December 31, 2014. These assets represented 25.3% of total assets at September 30, 2015. Of this total, 99% were state and political subdivision securities. Of the total portfolio, 6.7% mature in one year or less, 22.3% mature in one to five years, and 71.0% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $88,000,000 at the following banks: Bank of America, $20,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also had secured lines of credit with the Federal Home Loan Bank of $174,155,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit of $50,000,000 with UMB Bank and $50,000,000 with First Tennessee Bank collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of September 30, 2015 or December 31, 2014.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $40,358,000 of CDARS deposits and interest-bearing demand deposits include $74,245,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $25,805,000 for the Nine Months Ended 2015, compared with $28,445,000 for the Nine Months ended 2014, a decrease of $2,640,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2015, which are estimated to range from $5 million to $7 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$210,101	22.51%	$207,468	21.91%
Cass Commercial Bank	97,020	16.48%	91,249	15.88%
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	$198,434	21.26%	$195,630	20.66%
Cass Commercial Bank	89,648	15.23%	84,049	14.62%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$198,434	21.26%	$195,630	20.66%
Cass Commercial Bank	89,648	15.23%	84,049	14.62%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$198,434	14.02%	$195,630	13.42%
Cass Commercial Bank	89,648	13.25%	84,049	11.94%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15.0% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company’s most recent evaluation, management does not believe the Company’s risk position at September 30, 2015 has changed materially from that at December 31, 2014.

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

There were no changes in the Third Quarter of 2015 in the Company’s internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
During the three months ended September 30, 2015, the Company repurchased a total of 68,105 shares of its common stock pursuant to its treasury stock buyback program, as follows:
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
July 1, 2015 –	—	—	—	355,455
July 31, 2015
August 1, 2015 –	32,409	$47.96	32,409	323,046
August 31, 2015
September 1, 2015 –	35,696	$48.85	35,696	287,350
September 30, 2015
Total	68,105	$48.83	68,105	287,350

1.	All repurchases made during the quarter ended September 30, 2015 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provided that the Company may repurchase up to an aggregate of 500,000 shares of common stock and had no expiration date. The program was further modified by the Board of Directors on October 19, 2015 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2015.

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

CASS INFORMATION SYSTEMS, INC.

DATE:	November 2, 2015	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 2, 2015	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)