Form 10-K
period 2015-12-31
CASS INFORMATION SYSTEMS INC
filed 2016-03-07
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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
Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $609,000,000 based on the closing price of the common stock of $56.22 on June 30, 2015, as reported by The Nasdaq Global Select Market. As of March 1, 2016, the Registrant had 11,293,246 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. (“Cass” or the “Company”) is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States with operating locations in Missouri, Ohio, Massachusetts, South Carolina and Florida. The Company provides transportation invoice rating, payment processing, auditing, accounting and transportation information to many of the nation’s largest companies. It is also a processor and payer of energy invoices, including electricity, gas, waste, and other facility related expenses. Additionally, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, cellular and communication equipment expense. The Company, through its wholly owned bank subsidiary, Cass Commercial Bank (the “Bank”), also provides commercial banking services. The Bank’s primary focus is to support the Company’s payment operations and provide banking services to its target markets, which include privately-owned businesses and churches and church-related ministries. Services include commercial and commercial real estate loans, checking, savings and time deposit accounts and other cash management services.

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

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay®, Transdata®, Ratemaker®, Best Rate®, Rate Exchange®, CassPort®, Expense$mart®, WasteVision™ and Direct2Carrier Payments™. The Company and its subsidiaries are not dependent on any one customer for a significant portion of their businesses. The Company and its subsidiaries have a varied client base with no individual client exceeding 10% of total revenue.

Employees

The Company and its subsidiaries had 722 full-time and 267 part-time employees as of March 2, 2016. Of these employees, the Bank had 54 full-time and no part-time employees.

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

The Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, significantly restructured the financial regulatory environment in the United States, affecting all bank holding companies and banks, including the Company and the Bank, some of which are described in more detail below. The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act on the Company or the Bank at this time, including the extent to which it could increase costs or restrict the ability to pursue business opportunities, or otherwise adversely affect the Company’s business, financial condition and results of operations. However, at a minimum, the Company expects that the regulations enacted under the Dodd-Frank Act will increase operating and compliance costs.

Dividends – Both the Company and the Bank are subject to various regulations that restrict their ability to pay dividends and the amount of dividends that they may pay. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution, such as the Bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital and, under certain circumstances, the ability of federal regulators to prohibit dividend payments as an unsound or unsafe practice.

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

Effective July 2, 2013, the FRB approved final rules known as the “Basel III Capital Rules” that substantially revised the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules implement aspects of the Basel III capital framework agreed upon by the Basel Committee and incorporate changes required by the Dodd-Frank Act. The Basel III Capital Rules came into effect for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules require FDIC insured depository institutions to meet and maintain several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions like Cass, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the Basel III Capital Rules limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2015, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. FDIC insurance expense totaled approximately $349,200, $332,600 and $320,700 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

A depository institution is deemed to be (i) “well-capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a leverage ratio of 5% or greater, a common equity Tier 1 ratio of 6.5% or greater and is not subject to any regulatory order agreement or written directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 4% or greater, a common equity Tier 1 ratio of 4.5% or greater and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a leverage ratio of less than 4% or a common equity Tier 1 ratio of less than 4.5%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a leverage ratio of less than 3% or a common equity Tier 1 ratio of less than 3%; and (v) “critically undercapitalized” if the institution has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. An institution may be deemed to be in a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Subject to a narrow exception, a receiver or conservator is required to be appointed for an institution that is “critically undercapitalized” within specified time frames. The regulations also provide that a capital restoration plan must be filed with the FRB within 45 days of the date an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the institution’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FRB could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

As of December 31, 2015, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.

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

Loans-to-One-Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, the Bank was in compliance with the loans-to-one-borrower limitations.

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

Financial Information about Segments

The services provided by the Company are classified in two reportable segments: Information Services and Banking Services. The revenues from external customers, net income and total assets by segment as of and for each of the years in the three-year period ended December 31, 2015, are set forth in Item 8, Note 16 of this report.

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

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, the Company’s existing product and service offerings, technology and systems may become obsolete. Further, if Cass fails to adopt or develop new technologies or to adapt its products and services to emerging industry standards, Cass may lose current and future customers. Finally, Cass’ ability to adopt these technologies can also be inhibited by intellectual property rights of third parties. Any of these could have a material adverse effect on its business, financial condition and results of operations. The payment processing and financial services industries are changing rapidly and in order to remain competitive, Cass must continue to enhance and improve the functionality and features of its products, services and technologies. These changes may be more difficult or expensive than the Company anticipates.

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

The Company and the Bank are supervised and regulated primarily by the FRB. In addition, the Company is subject to consolidated capital requirements, made more strict by the recent adoptions and implementation of the Basel III Capital Rules, and must serve as a source of strength to the Bank. It is possible such requirements may limit our capacity to pay dividends or repurchase shares.

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

The scope and impact of many of the Dodd-Frank Act provisions will be determined over time as regulations are issued and become effective. As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act at this time, including the extent to which it could increase costs or limit the ability to pursue business opportunities in an efficient manner, or otherwise adversely affect the business, financial condition and results of operations. However, it is expected that at a minimum, they will increase operating and compliance costs.

New capital rules generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies. In July 2013, the federal banking agencies published the final Basel III Capital Rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The Basel III Capital Rules will apply to banking organizations, including the Company and the Bank. As discussed in Item 1, “Business—Supervision and Regulation,” the Basel III Capital Rules became effective on January 1, 2015 with a phase-in period that generally extends through January 1, 2019. The final rules increase capital requirements and generally include two new capital measurements that will affect the Company—a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common equity Tier 1 capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as the Company) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not common equity Tier 1 capital. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements. Beginning January 1, 2015, the minimum capital requirements are (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio (common equity Tier 1 capital plus Additional Tier 1 capital) of 6%; and (iii) a total capital ratio of 8%. The leverage ratio requirement will remain at the 3% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common equity Tier 1, Tier 1 and total capital requirements, resulting in a required common equity Tier 1 capital ratio of 7%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that the Company will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements now must be risk-weighted at 150%, rather than the previous 100%. There are also new risk weights for unsettled transactions and derivatives. There will also be a requirement to hold capital against short-term commitments that are not unconditionally cancelable (currently, there are no capital requirements for these off-balance sheet assets). All changes to the risk weights took effect in 2015. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying its business strategy and could limit the ability to make distributions, including paying dividends or buying back shares.

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

Operations of the Company’s customer base are impacted by macro-economic factors such as a strong dollar and/or volatility in commodity prices. A reduction in its customers’ operations could have a material adverse effect on Cass’ results of operations.

The recent decline in the cost of oil worldwide has had a negative effect on both the number of freight transactions processed and the dollar amount of invoices processed. For example, lower oil prices have caused a significant drop in drilling supplies being transported to fracking operations by domestic railroads and trucks, as U.S. oil prices are no longer as competitive with the prices of imported oil. Lower oil price have also resulted in lower gas and fuel prices, negatively affecting the dollar amounts of the invoices that Cass processes for its freight and shipping customers. A decline in oil prices would continue to have an adverse effect on the Company’s revenues and could significantly impact its results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of March 2, 2016, there were approximately 2,908 holders of record of the Company’s common stock. High and low sale prices, as reported by The Nasdaq Global Select Market for each quarter of 2015 and 2014, were as follows:

	2015		2014
	High	Low	High	Low
1st Quarter	$57.54	$43.00	$67.29	$45.74
2nd Quarter	58.25	48.97	54.17	48.55
3rd Quarter	59.09	43.78	51.00	41.19
4th Quarter	54.71	47.40	54.91	39.00

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. Cash dividends paid per share by the Company during the two most recent fiscal years were as follows:

	2015	2014
March	$.210	$.200
June	.210	.200
September	.210	.200
December	.220	.210

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

During the three months ended December 31, 2015, the Company repurchased a total of 23,722 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs(1)	Programs
October 1, 2015 –
October 31, 2015	12,001	$48.44	12,001	487,999
November 1, 2015 –
November 30, 2015	—	—	—	487,999
December 1, 2015 –
December 31, 2015	11,721	$49.78	11,721	476,278
Total	23,722	$49.10	23,722	476,278

(1)

All repurchases made during the quarter ended December 31, 2015 were made pursuant to the treasury stock buyback program which was re-authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. As restored by the Board of Directors on October 19, 2015, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date.

The Company repurchased a total of 216,412 shares at an aggregate cost of $10,591,000 during the year ended December 31, 2015 and 39,502 at an aggregate cost of $1,848,000 during the year ended December 31, 2014. A portion of the repurchased shares may be used for the Company’s employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2010, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2015	2014	2013	2012	2011
Fee revenue and other income	$83,368	$79,907	$76,572	$71,138	$62,824
Interest income on loans	28,669	29,726	32,110	35,525	39,515
Interest income on debt and equity securities	9,498	9,441	8,915	9,938	10,034
Other interest income	543	592	552	470	686
Total interest income	38,710	39,759	41,577	45,933	50,235
Interest expense on deposits	2,111	2,460	2,832	3,148	4,374
Provision for loan losses	(850)	—	500	2,400	2,150
Net interest income after provision	37,449	37,299	38,245	40,385	43,711
Operating expense	89,783	85,414	84,086	80,333	75,029
Income before income tax expense	31,034	31,792	30,731	31,190	31,506
Income tax expense	7,978	7,759	7,234	7,887	8,497
Net income	$23,056	$24,033	$23,497	$23,303	$23,009
Diluted earnings per share	$2.00	$2.06	$2.02	$2.02	$2.01
Dividends per share	.85	.81	.74	.64	.55
Dividend payout ratio	42.06%	38.85%	36.21%	31.59%	27.29%
Average total assets	$1,439,511	$1,424,967	$1,351,782	$1,344,492	$1,301,635
Average net loans	659,109	651,984	647,827	671,900	683,215
Average investment securities	330,095	321,836	294,846	313,184	263,264
Average total deposits	579,752	571,039	550,110	541,046	541,337
Average total shareholders’ equity	197,853	200,149	175,441	167,867	151,669
Return on average total assets	1.60%	1.69%	1.74%	1.73%	1.77%
Return on average equity	11.65	12.01	13.39	13.88	15.17
Average equity to assets ratio	13.74	14.05	12.98	12.49	11.65
Equity to assets ratio at year-end	14.25	13.36	14.36	13.80	12.17
Tangible common equity to tangible assets	13.42	12.52	13.39	12.47	11.66
Tangible common equity to risk-weighted
assets	21.19	19.65	20.37	17.98	17.47
Net interest margin	3.38	3.43	3.63	4.00	4.31
Allowance for loan losses to loans at year-end	1.77	1.78	1.79	1.80	1.93
Nonperforming assets to loans and foreclosed
assets	.48	.07	.27	1.15 *	.51
Net loan (recoveries) charge-offs to average
loans outstanding	(.09)	(.03)	.18	.44	.16

*	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off. The percentage, as adjusted, would have been .54%.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2015, 2014 and 2013. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income. The cost of fuel is another factor that has a significant impact on the transportation sector. As the price of fuel goes up or down, the Company’s earnings increase or decrease with the dollar amount of transportation invoices. Another negative impact of low fuel prices was a significant drop in the number of invoices related to drilling supplies carried by domestic railroads and trucks that move pipes, sand and water for fracking operations.

In 2015, total fee revenue and other income increased $3,461,000, or 4%, net interest income after provision for loan losses increased $150,000, or .4%, and total operating expenses increased $4,369,000, or 5%. This positive performance in 2015 was attributable to sales growth generated by new customers and broadened service offerings which helped offset the headwinds created by the challenging economic environment plus the receipt of a one-time litigation settlement of $1.4 million ($800,000 reduction in other operating expenses and $600,000 loan loss recovery) in the fourth quarter of 2015. Gains on sales of investments securities were up significantly by $2,887,000 in 2015 compared to 2014. The asset quality of the Company’s loans and investments as of December 31, 2015 remained strong.

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

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2015, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Item 8, Note 10 to the consolidated financial statements. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits” (“ASC 715”), the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2015	2014	2013	2015 v. 2014	2014 v. 2013
Total processing volume	54,521	54,741	51,397	(0.4)%	6.5%
Total processing dollars	$36,264,188	$38,472,500	$35,089,708	(5.7)	9.6
Payment and processing fees	$78,622	$77,427	$70,805	1.5	9.4
Net interest income after provision for
loan losses	$37,449	$37,299	$38,245	0.4	(2.5)
Total net revenue	$120,817	$117,206	$114,817	3.1	2.1
Average earning assets	$1,244,797	$1,242,549	$1,198,710	0.2	3.7
Net interest margin*	3.38%	3.43%	3.63%
Net income	$23,056	$24,033	$23,497	(4.1)	2.3
Diluted earnings per share	$2.00	$2.06	$2.02	(2.9)	2.0
Return on average assets	1.60%	1.69%	1.74%	—	—
Return on average equity	11.65%	12.01%	13.39%	—	—

*      Presented on a tax-equivalent basis

The results of 2015 compared to 2014 include the following significant items:

Overall, the Company’s performance was impacted by lingering adverse economic factors including low interest rates, plummeting energy prices and a contraction in U.S. manufacturing output. Total processing dollars fell 6%. The decrease in processing dollars generated smaller investable balances that lowered investment income. The Company received a one-time litigation settlement of $1.4 million ($800,000 reduction in other operating expenses and $600,000 loan loss recovery).

Net interest income after provision for loan losses and average earning assets increased very slightly year over year, primarily due to a negative provision for loan losses of $850,000 in the fourth quarter of 2015.

Gains from the sale of securities were $2,910,000 in 2015 and $23,000 in 2014. Bank service fees increased $91,000, or 8% and other income was down $712,000. Operating expenses increased $4,369,000, or 5%, as the Company incurred higher health insurance costs and retirement plan expenses. Salaries also increased as the Company invested in staff and technology to win and support new business.

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

Fee Revenue and Other Income

The Company’s fee revenue is derived mainly from transportation and facility payment and processing fees. As the Company provides its processing and payment services, it is compensated by service fees which are typically calculated on a per-item basis, discounts received for services provided to carriers and by the accounts and drafts payable balances generated in the payment process which can be used to generate interest income. Processing volumes, fee revenue and other income were as follows:

	December 31,			% Change
(In thousands)	2015	2014	2013	2015 v. 2014	2014 v. 2013
Transportation invoice transaction volume	33,958	34,141	31,895	(0.5)%	7.0%
Transportation invoice dollar volume	$24,534,285	$25,993,966	$23,506,097	(5.6)	10.6
Expense management transaction volume*	20,563	20,600	19,502	(0.2)	5.6
Expense management dollar volume*	$11,729,903	$12,478,534	$11,583,611	(6.0)	7.7
Payment and processing revenue	$78,622	$77,427	$70,805	1.5	9.4
Bank service fees	$1,223	$1,132	$1,215	8.0	(6.8)
Gains on sales of investment securities	$2,910	$23	$4,024	—	(99.4)
Other	$613	$1,325	$528	(53.7)	150.9

*      Includes energy, telecom and environmental

Fee revenue and other income in 2015 compared to 2014 include the following significant pre-tax components:

The transportation group added new accounts which produced higher transaction volume, but the benefits of that growth were offset by declining activity from existing customers, especially those involved in oil and gas production, resulting in a decrease of less than 1%. Transportation dollar volume fell 6% as lower fuel prices reduced average invoice amounts. The decrease in dollar volume also generated smaller investable balances that reduced investment income and more significantly lowered fees from carrier services. Expense management dollar volume declined as competitor consolidation in the market offset success in growing new accounts. Gains on sales of investment securities increased significantly as the Company took advantage of market gains.

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

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2015	2014	2013	2015 v. 2014	2014 v. 2013
Average earning assets	$1,244,797	$1,242,549	$1,198,710	0.2%	3.7%
Net interest income*	$42,025	$42,587	$43,468	(1.3)%	(2.0)
Net interest margin*	3.38%	3.43%	3.63%
Yield on earning assets*	3.55%	3.63%	3.86%
Rate on interest bearing liabilities	.51%	.58%	.69%

*      Presented on a tax-equivalent basis using a tax rate of 35% in all years.

Net interest income in 2015 compared to 2014:

The decrease in net interest income was caused by a decrease in net interest margin. The decrease in net interest margin was due to the lack of satisfactory investment alternatives in this historically low interest rate environment. More information is contained in the tables below and in Item 7A of this report.

Total average loans increased $7,195,000, or 1%, to $671,019,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

Total average investment in securities and certificates of deposit increased $12,557,000, or 4%. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. All purchases were made in accordance with the Company’s investment policy. Interest bearing deposits in other financial institutions decreased $7,189,000, or 5%. Total average federal funds sold and other short-term investments decreased $10,315,000, or 8%.

The Bank’s total average interest-bearing deposits decreased $8,059,000, or 2%, compared to the prior year. Average rates paid on interest-bearing liabilities decreased from .58% to .51% as a result of the continued low interest rate environment.

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2015			2014			2013
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$649,472	$28,049	4.32%	$647,896	$29,316	4.52%	$657,385	$32,078	4.88%
Tax-exempt[4]	21,547	954	4.43	15,928	630	3.96	2,037	49	2.45
Securities[5]:
Taxable	1,168	21	1.8	1,095	21	1.92	1,068	21	1.97
Tax-exempt[4]	328,927	14,553	4.42	316,991	14,480	4.57	288,571	13,573	4.70
Certificates of deposit	4,298	17	0.4	3,750	8	0.21	5,207	27	0.52
Interest-bearing deposits in other
financial institutions	128,074	393	0.31	135,263	424	0.31	120,672	398	0.33
Federal funds sold and other
short-term investments	111,311	150	0.13	121,626	168	0.14	123,770	154	0.12
Total earning assets	1,244,797	44,137	3.55	1,242,549	45,047	3.63	1,198,710	46,300	3.86
Non-earning assets
Cash and due from banks	13,050			12,074			12,476
Premise and equipment, net	18,544			14,793			12,258
Bank owned life insurance	15,665			15,295			15,160
Goodwill and other
intangibles	14,187			14,593			15,078
Other assets	145,178			137,503			109,695
Allowance for loan losses	(11,910)			(11,840)			(11,595)
Total assets	$1,439,511			$1,424,967			$1,351,782
Liabilities and Shareholders’
Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$330,742	$1,392.42%		$317,120	$1,564	0.49%	$283,728	$1,737	0.61%
Savings deposits	14,656	65.44		17,073	87	0.51	20,840	138	0.66
Time deposits >=$250	15,236	189	1.24	17,715	202	1.14	19,957	212	1.06
Other time deposits	54,771	465.85		71,556	607	0.85	87,920	745	0.85
Total interest-bearing deposits	415,405	2,111.51		423,464	2,460	0.58	412,445	2,832	0.69
Short-term borrowings	63	1	1.59	6	—	—	3	—	—
Total interest-bearing liabilities	415,468	2,112.51		423,470	2,460	0.58	412,448	2,832	0.69
Non-interest bearing liabilities
Demand deposits	164,347			147,575			137,665
Accounts and drafts payable	632,604			643,077			600,611
Other liabilities	29,239			10,696			25,617
Total liabilities	1,241,658			1,224,818			1,176,341
Shareholders’ equity	197,853			200,149			175,441
Total liabilities and share-
holders’ equity	$1,439,511			$1,424,967			$1,351,782
Net interest income		$42,025			$42,587			$43,468
Net interest margin			3.38%			3.43%			3.63%
Interest spread			3.04%			3.05%			3.17%

[1]	Balances shown are daily averages.
[2]

For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.

[3]	Interest income on loans includes net loan fees of $469,000, $325,000, and $339,000 for 2015, 2014 and 2013, respectively.
[4]

Interest income is presented on a tax-equivalent basis assuming a tax rate 35% in all years. The tax-equivalent adjustment was approximately $5,427,000, $5,288,000 and $4,723,000 for 2015, 2014 and 2013, respectively.

[5]	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2015 Over 2014			2014 Over 2013
(In thousands)	Volume[1]	Rate[1]	Total	Volume[1]	Rate[1]	Total
Increase (decrease) in interest income:
Loans[2,3]:
Taxable	$71	$(1,338)	$(1,267)	$(457)	$(2,305)	$(2,762)
Tax-exempt[4]	243	81	324	533	48	581
Securities:
Taxable	1	(1)	—	1	(1)	—
Tax-exempt[4]	536	(463)	73	1,307	(400)	907
Certificates of deposit	1	8	9	(6)	(13)	(19)
Interest-bearing deposits in other
financial institutions	(22)	(9)	(31)	46	(20)	26
Federal funds sold and other short-term
investments	(14)	(4)	(18)	(3)	17	14
Total interest income	$816	$(1,726)	$(910)	$1,421	$(2,674)	$(1,253)
Interest expense on:
Interest-bearing demand deposits	$65	$(237)	$(172)	$189	$(362)	$(173)
Savings deposits	(11)	(11)	(22)	(22)	(29)	(51)
Time deposits >=$250	(30)	17	(13)	(25)	15	(10)
Other time deposits	(143)	1	(142)	(139)	1	(138)
Short-term borrowings	1	—	1	—	—	—
Total interest expense	(118)	(230)	(348)	3	(375)	(372)
Net interest income	$934	$(1,496)	$(562)	$1,418	$(2,299)	$(881)

[1]	The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
[2]	Average balances include nonaccrual loans.
[3]	Interest income includes net loan fees.
[4]	Interest income is presented on a tax-equivalent basis assuming a tax rate 35% in all years.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $659,055,000 and represented 45% of the Company's total assets as of December 31, 2015 and generated $28,669,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2015.

Loans by Type	December 31,
(In thousands)	2015	2014	2013	2012	2011
Commercial and industrial	$193,430	$203,350	$171,304	$160,862	$136,916
Real estate (commercial and church):
Mortgage	415,564	423,641	455,190	502,961	488,574
Construction	30,139	18,612	16,449	23,475	45,564
Industrial Revenue Bond	19,831	23,348	9,167	—	—
Other	91	395	67	435	511
Total loans	$659,055	$669,346	$652,177	$687,733	$671,565

Loans by Maturity
(At December 31, 2015)
	One Year		Over 1 Year		Over
	Or Less		Through 5 Years		5 Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	Rate	Rate[1]	Rate	Rate[1]	Rate	Rate[1]	Total
Commercial and industrial	$4,622	$79,358	$32,437	$31,924	$8,585	$36,504	$193,430
Real Estate:
Mortgage	31,746	8,349	291,237	15,298	47,378	21,556	415,564
Construction	5,802	19,752	4,585	—	—	—	30,139
Industrial Revenue Bonds	—	—	9,857	—	9,974	—	19,831
Other	—	91	—	—	—	—	91
Total loans	$42,170	$107,550	$338,116	$47,222	$65,937	$58,060	$659,055

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

Loan portfolio changes from December 31, 2014 to December 31, 2015:

Total loans decreased $10,291,000, or 2%, to $659,055,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Loan portfolio changes from December 31, 2013 to December 31, 2014:

Total loans increased $17,169,000, or 3%, to $669,346,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Loan Losses (ALLL)

The Company recorded ($850,000) provision for loan losses in 2015, $0 in 2014 and $500,000 in 2013. The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the allowance for loan losses. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan (recoveries) charge-offs of ($591,000), ($215,000), and $1,178,000 in 2015, 2014, and 2013, respectively. The ALLL was $11,635,000 at December 31, 2015 compared to $11,894,000 at December 31, 2014 and $11,679,000 at December 31, 2013. The year-end 2015 allowance represented 1.8% of outstanding loans, the same as year-end 2014 and 2013. From December 31, 2014 to December 31, 2015, the level of nonperforming loans increased $2,647,000 from $488,000 to $3,135,000, which represents .48% of outstanding loans. Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

The ALLL has been established and is maintained to absorb reasonably estimated and probable losses in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology consists of two components: 1) estimated credit losses on individually evaluated loans that are determined to be impaired in accordance with FASB ASC 310, “Allowance for Credit Losses” and 2) estimated credit losses inherent in the remainder of the loan portfolio in accordance with FASB ASC 450, “Contingencies.” Estimated credit losses is an estimate of the current amount of loans that is probable the Company will be unable to collect according to the original terms.

For loans that are individually evaluated, the Company uses two impairment measurement methods: 1) the present value of expected future cash flows and 2) collateral value. For the remainder of the portfolio, the Company groups loans with similar risk characteristics into eight segments and applies historical loss rates to each segment based on a four fiscal-year look-back period. In addition, qualitative factors including credit concentration risk, national and local economic conditions, nature and volume of loan portfolio, legal and regulatory factors, downturns in specific industries including losses in collateral value, trends in credit quality at the Company and in the banking industry and trends in risk-rating agencies are also considered.

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

The following schedule summarizes activity in the ALLL and the allocation of the allowance to the Company’s loan categories.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Allowance at beginning of year	$11,894	$11,679	$12,357	$12,954	$11,891
Loans charged-off:
Commercial and industrial	30	—	1,307	1,546	1,118
Real estate (commercial and church):
Mortgage	—	76	233	1,562	28
Construction	—	—	—	—	—
Other	—	3	—	—	—
Total loans charged-off	30	79	1,540	3,108	1,146
Recoveries of loans previously charged-off:
Commercial and industrial	610	41	47	111	58
Real estate (commercial and church):
Mortgage	10	252	315	—	1
Construction	—	—	—	—	—
Other	1	1	—	—	—
Total recoveries of loans previously charged-off	621	294	362	111	59
Net loans (recovered) charged-off	(591)	(215)	1,178	2,997	1,087
Provision (credited) charged to expense	(850)	—	500	2,400	2,150
Allowance at end of year	$11,635	$11,894	$11,679	$12,357	$12,954
Loans outstanding:
Average	671,019	$663,824	$659,422	$684,597	$695,984
December 31	659,055	669,346	652,177	687,733	671,565
Ratio of allowance for loan losses to loans
outstanding:
Average	1.76%	1.79%	1.77%	1.81%	1.86%
December 31	1.77%	1.78%	1.79%	1.80%	1.93%
Ratio of net charge-offs to average loans
outstanding	(.09)%	(.03)%	.18%	.44%	.16%
Allocation of allowance for loan losses[1]:
Commercial and industrial	$3,083	$3,515	$3,139	$3,192	$2,594
Real estate (commercial and church):
Mortgage	6,885	7,076	7,439	8,687	9,573
Construction	226	140	124	470	783
Industrial Revenue Bond	320	394	155	—	—
Other[2]	1,121	769	822	8	4
Total	$11,635	$11,894	$11,679	$12,357	$12,954

Percentage of categories to total loans:
Commercial and industrial	29.3%	30.4%	26.3%	23.4%	20.4%
Real estate (commercial and church):
Mortgage	63.1%	63.3%	69.8%	73.1%	72.7%
Construction	4.6%	2.8%	2.5%	3.4%	6.8%
Industrial Revenue Bond	3.0%	3.5%	1.4%	—	—
Other	—%	—%	—%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.
[2]	Includes unallocated of $1,121,000 and $767,000 in 2015 and 2014, respectively.

Nonperforming Assets

Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Troubled debt restructurings are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $390,000 and $108,000 for the years ended December 31, 2015 and 2014, respectively. Of this amount, approximately $34,000 and $77,000 was actually recorded as interest income on such loans during the years ended December 31, 2015 and 2014, respectively.

Total nonaccrual loans at December 31, 2015 consists of three loans totaling $3,135,000 that relate to businesses/churches that have weak financial positions and/or are in liquidation. Allocations of the allowance for loan losses have been established for the estimated loss exposure.

There were no foreclosed assets at December 31, 2015 and December 31, 2014.

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

Summary of Nonperforming Assets

	December 31,
(In thousands)	2015	2014	2013	2012		2011
Commercial and industrial:
Nonaccrual	$—	$—	$11	$1,439		$56
Contractually past due 90 days or more and still
accruing	—	—	—	—		—
Real estate – mortgage:
Nonaccrual	3,135	488	1,786	5,133	*	1,653
Contractually past due 90 days or more and still
accruing	—	—	—	—		29
Total nonperforming loans	$3,135	$488	$1,797	$6,572		$1,738
Total foreclosed assets	—	—	—	1,322		1,689
Total nonperforming assets	$3,135	$488	$1,797	$7,894		$3,427

*	In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

Operating Expenses

Operating expenses in 2015 compared to 2014 include the following significant pre-tax components:

Salaries and employee benefits expense increased $4,214,000, or 6%, to $70,314,000 as the Company invested in staff and technology to win and support new business. Occupancy expense increased $228,000, or 7%, due to the expansion of the Company’s operating facilities for its transportation and waste management operations. Equipment expense increased $161,000 to $4,291,000 primarily due to depreciation on new furniture and additional systems hardware and software. Amortization of intangibles decreased $75,000 to $408,000. Other operating expense decreased $159,000, or 1%, to $11,370,000 primarily due to a one-time litigation settlement ($800,000 reduction in other operating expenses).

Operating expenses in 2014 compared to 2013 include the following significant pre-tax components:

Salaries and employee benefits expense increased $378,000, or less than 1%, to $66,100,000. Occupancy expense increased $298,000, or 10%, due to the rent escalation on two properties and additional depreciation on building improvements. Equipment expense increased $320,000 to $4,130,000 primarily due to depreciation on new furniture and additional systems software. Amortization of intangibles decreased $52,000 to $483,000. Other operating expense increased $384,000, or 3%, to $11,529,000 primarily due to an increase in outside service fees.

Income Tax Expense

Income tax expense in 2015 totaled $7,978,000 compared to $7,759,000 and $7,234,000 in 2014 and 2013, respectively. When measured as a percent of income, the Company’s effective tax rate was 26% in 2015, 24% in 2014, and 24% in 2013. The effective tax rate varies from year-to-year primarily due to changes in the Company’s pre-tax income and the amount of investment in tax-exempt municipal bonds.

Investment Portfolio

Investment portfolio changes from December 31, 2014 to December 31, 2015:

State and political subdivision securities increased $16,679,000, or 5%, to $369,070,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the Company purchased state and political subdivision securities. These securities all had A or better credit ratings and maturities approaching 15 years. With the additional liquidity provided by the increase in deposits and accounts and drafts payable, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company’s investment policy. As of December 31, 2015, the Company had no mortgage-backed securities in its portfolio.

There was no single issuer of securities in the investment portfolio at December 31, 2015 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type

	December 31,
(In thousands)	2015	2014	2013
State and political subdivisions	$369,070	$352,391	$314,017
Certificates of deposit	6,626	3,750	3,750
Total investments	$375,696	$356,141	$317,767

Investment Securities by Maturity
(At December 31, 2015)

	Within 1	Over 1 to 5	Over 5 to	Over
(In thousands)	Year	Years	10 Years	10 Years	Yield
State and political subdivisions	$25,201	$78,329	$145,780	$119,760	3.88%
Certificates of deposit	5,750	876	—	—	.63%
Total investments	$30,951	$79,205	$145,780	$119,760	3.82%
Weighted average yield[1]	3.61%	4.46%	3.62%	3.70%	3.82%

[1]	Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased 14% from December 31, 2014 to $181,823,000 at December 31, 2015. The average balances of these deposits increased 11% in 2015 to $164,347,000. These balances are primarily maintained by commercial customers and churches and can fluctuate on a daily basis.

Interest-bearing deposits increased $5,461,000, or 1%, to $464,661,000 at December 31, 2015. The average balances of these deposits decreased to $415,405,000 in 2015 from $423,464,000 in 2014.

Accounts and drafts payable generated by the Company in its payment processing operations decreased $78,169,000, or 12%, at December 31, 2014 to $577,259,000 at December 31, 2015. The average balance of these funds decreased $10,473,000, or 2%, to $632,604,000 in 2015. A significant contributing factor to this decline was the drop in energy prices which reduced both the number and amount of invoices processed. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposit as of December 31, 2015

		$100 to Less	$250 or
(In thousands)	$100 or Less	Than $250	More	Total
Three months or less	$1,932	$29,778	$2,084	$33,794
Three to six months	1,357	10,773	2,766	14,896
Six to twelve months	665	687	5,309	6,661
Over twelve months	804	1,940	3,605	6,349
Total	$4,758	$43,178	$13,764	$61,700

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, totaled $253,172,000 at December 31, 2015, a decrease of $41,163,000, or 14%, from December 31, 2014. At December 31, 2015, these assets represented 17% of total assets. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $375,696,000 at December 31, 2015, an increase of $19,555,000, or 5%, from December 31, 2014. These assets represented 26% of total assets at December 31, 2015 and were primarily state and political subdivision securities. Of the total portfolio, 8% mature in one year or less, 21% mature after one year through five years and 71% mature after five years. The Company sold $99,347,000 in securities available-for-sale during 2015.

As of December 31, 2015, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $78,000,000 at the following banks: Bank of America, $10,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. As of December 31, 2015, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $170,195,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2015 or 2014. At December 31, 2015, the Company had a line of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2015, 2014 and 2013 were $33,493,000, $34,843,000 and $28,886,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2016. The Company anticipates the annual capital expenditures for 2016 should range from $3 million to $5 million. Capital expenditures in 2016 are expected to consist of equipment and software related to the payment and information processing services business.

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

The overall level of economic activity can have a significant impact on the Company’s ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease. Lower levels of economic activity decrease both fee income (as fewer invoices are processed) and balances of accounts and drafts payable generated (as fewer invoices are processed) from the Company’s transportation customers.

The relative level of energy costs can impact the Company’s earnings and available liquidity. Lower levels of energy costs will tend to decrease transportation and energy invoice amounts resulting in a corresponding decrease in accounts and drafts payable. Decreases in accounts and drafts payable generate lower interest income and reduce liquidity.

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2015, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2015 as shown in Item 8, Note 2 of this report.

In 2015, cash dividends paid were $.85 per share for a total of $9,697,000, an increase of $360,000, or 4%, compared to $.81 per share for a total of $9,337,000 in 2014. The increase is attributable to the per-share amount paid.

Shareholders’ equity was $207,378,000, or 14% of total assets, at December 31, 2015, an increase of $6,946,000 over the balance at December 31, 2014. This increase resulted primarily from net income of $23,056,000 and the pension adjustment per FASB ASC 715 of $3,932,000 offset by the repurchase of treasury shares of $10,591,000 and cash dividends of $9,697,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. As of December 31, 2015, unappropriated retained earnings of $24,208,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 216,412 shares at an aggregate cost of $10,591,000 during the year ended December 31, 2015 and 39,502 at an aggregate cost of $1,848,000 during the year ended December 31, 2014. As of December 31, 2015, 476,278 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2015, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2015, the balance of loan commitments, standby and commercial letters of credit were $11,755,000, $11,581,000 and $1,857,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2015:

	Amount of Commitment Expiration per Period
		Less than 1	1-3	3-5	Over
(In thousands)	Total	Year	Years	Years	5 Years
Operating lease commitments	$6,871	$1,336	$2,453	$1,659	$1,423
Time deposits	61,700	55,350	4,256	2,094	—
Total	$68,571	$56,686	$6,709	$3,753	$1,423

During 2015, the Company made no contribution to its noncontributory defined benefit pension plan. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2015, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	4.00%
Rate of increase in compensation levels	(a)
Expected long-term rate of return on assets	6.75%

(a)	6.00% graded down to 3.25% over the first seven years of service.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios in order to quantify potential changes in short-term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2015, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond 12 months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2015:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	3%	7%
+100 basis points	2%	4%
Stable rates	—	—
-100 basis points	(2%)	(3%)
-200 basis points	(4%)	(4%)

Interest Rate Sensitivity Position

The following table presents the Company’s interest rate risk position at December 31, 2015 for the various time periods indicated:

	Variable	0-90	91-180	181-364	1-5	Over
(In thousands)	Rate	Days	Days	Days	Years	5 Years	Total
Earning assets:
Loans:
Taxable	$212,832	$42,170	$—	$—	$328,259	$55,963	$639,224
Tax-exempt	—	—	—	—	9,857	9,974	19,831
Securities[1]:
Tax-exempt	—	25,201	—	—	78,329	265,540	369,070
Certificates of deposit	—	—	—	5,750	876	—	6,626
Investments in the FHLB
and FRB	1,189	—	—	—	—	—	1,189
Federal funds sold and other
short-term investments	244,157	—	—	—	—	—	244,157
Total earning assets	$458,178	$67,371	$—	$5,750	$417,321	$331,477	$1,280,097
Interest-sensitive liabilities:
Money market accounts	$250,599	$—	$—	$—	$—	$—	$250,599
Now accounts	135,604	—	—	—	—	—	135,604
Savings deposits	16,758	—	—	—	—	—	16,758
Time deposits:
$250K and more	—	2,084	2,766	5,309	3,605	—	13,764

Less than $250K	—	31,709	12,129	1,353	2,745	—	47,936
Federal funds purchased and
other short-term borrowing	—	—	—	—	—	—	—
Total interest-bearing liabilities	$402,961	$33,793	$14,895	$6,662	$6,350	$—	$464,661
Interest sensitivity gap:
Periodic	$55,217	$33,578	$(14,895)	$(912)	$410,971	$331,477	$815,346
Cumulative	55,217	88,795	73,900	72,988	483,959	815,436	815,436
Ratio of interest-bearing assets
to interest-bearing liabilities:
Periodic	1.14	1.99	—	0.86	65.72	—	2.75
Cumulative	1.14	1.20	1.16	1.16	2.04	2.75	2.75

[1]	Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2015	2014
Assets
Cash and due from banks	$9,015	$11,307
Interest-bearing deposits in other financial institutions	176,405	200,966
Federal funds sold and other short-term investments	67,752	82,062
Cash and cash equivalents	253,172	294,335
Securities available-for-sale, at fair value	375,696	356,141

Loans	659,055	669,346
Less allowance for loan losses	11,635	11,894
Loans, net	647,420	657,452
Premises and equipment, net	19,648	16,909
Investments in bank-owned life insurance	15,933	15,429
Payments in excess of funding	105,526	120,227
Goodwill	11,590	11,590
Other intangible assets, net	2,405	2,762
Other assets	24,116	25,886
Total assets	$1,455,506	$1,500,731

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$181,823	$158,999
Interest-bearing	464,661	459,200
Total deposits	646,484	618,199
Accounts and drafts payable	577,259	655,428
Other liabilities	24,385	26,672
Total liabilities	1,248,128	1,300,299

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	–	–
Common stock, par value $.50 per share; 40,000,000
shares authorized, 11,931,147 shares
issued at December 31, 2015 and 2014	5,966	5,966
Additional paid-in capital	126,290	126,169
Retained earnings	103,994	90,635
Common shares in treasury, at cost (598,875 and 428,572
shares at December 31, 2015 and 2014, respectively)	(22,208)	(12,707)
Accumulated other comprehensive loss	(6,664)	(9,631)
Total shareholders’ equity	207,378	200,432
Total liabilities and shareholders’ equity	$1,455,506	$1,500,731

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2015	2014	2013
Fee Revenue and Other Income:
Information services payment and processing revenue	$78,622	$77,427	$70,805
Bank service fees	1,223	1,132	1,215
Gains on sales of securities	2,910	23	4,024
Other	613	1,325	528
Total fee revenue and other income	83,368	79,907	76,572

Interest Income:
Interest and fees on loans	28,669	29,726	32,110
Interest and dividends on securities:
Taxable	38	29	48
Exempt from federal income taxes	9,460	9,412	8,867
Interest on federal funds sold and
other short-term investments	543	592	552
Total interest income	38,710	39,759	41,577

Interest Expense:
Interest on deposits	2,111	2,460	2,832
Total interest expense	2,111	2,460	2,832
Net interest income	36,599	37,299	38,745
Provision for loan losses	(850)	–	500
Net interest income after provision for loan losses	37,449	37,299	38,245
Total net revenue	120,817	117,206	114,817

Operating Expense:
Salaries and employee benefits	70,314	66,100	65,722
Occupancy	3,400	3,172	2,874
Equipment	4,291	4,130	3,810
Amortization of intangible assets	408	483	535
Other operating	11,370	11,529	11,145
Total operating expense	89,783	85,414	84,086
Income before income tax expense	31,034	31,792	30,731
Income tax expense	7,978	7,759	7,234
Net income	$23,056	$24,033	$23,497

Basic Earnings Per Share	$2.03	$2.09	$2.05
Diluted Earnings Per Share	2.00	2.06	2.02

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Comprehensive income:
Net income	$23,056	$24,033	$23,497
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	1,527	8,333	(10,748)
Tax effect	(567)	(3,096)	3,993
Reclassification adjustments for gains included in
net income	(2,910)	(23)	(4,024)
Tax effect	1,081	8	1,408
FASB ASC 715 adjustment	6,256	(14,621)	15,674
Tax effect	(2,324)	5,432	(5,823)
Foreign currency translation adjustments	(96)	(104)	53
Total comprehensive income	$26,023	$19,962	$24,030

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$23,056	$24,033	$23,497
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,859	8,181	7,346
Net gains on sales of securities	(2,910)	(23)	(4,024)
Stock-based compensation expense	2,059	2,041	1,975
Provisions for loan losses	(850)	–	500
Deferred income tax expense (benefit)	(137)	(621)	57
(Decrease) increase in income tax liability	47	(24)	(964)
Increase in pension liability	4,550	2,282	2,822
Other operating activities, net	(1,181)	(1,026)	(2,323)
Net cash provided by operating activities	33,493	34,843	28,886

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	99,347	587	95,742
Proceeds from maturities of securities available-for-sale	38,460	18,340	18,117
Purchase of securities available-for-sale	(161,279)	(54,054)	(104,351)
Net decrease (increase) in loans	10,882	(16,954)	34,378
Decrease (increase) in payments in excess of funding	14,701	(42,577)	(14,128)
Purchases of premises and equipment, net	(5,747)	(6,291)	(4,857)
Net cash (used in) provided by investing activities	(3,636)	(100,949)	24,901

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	22,824	15,158	(302)
Net increase in interest-bearing demand and savings deposits	23,536	39,766	32,645
Net decrease in time deposits	(18,075)	(19,221)	(13,555)
Net (decrease) increase in accounts and drafts payable	(78,169)	111,475	21,192
Cash dividends paid	(9,697)	(9,337)	(8,510)
Purchase of common shares for treasury	(10,951)	(1,848)	–
Other financing activities, net	(488)	(814)	(1,083)
Net cash (used in) provided by financing activities	(71,020)	135,179	30,387
Net (decrease) increase in cash and cash equivalents	(41,163)	69,073	84,174
Cash and cash equivalents at beginning of year	294,335	225,262	141,088
Cash and cash equivalents at end of year	$253,172	$294,335	$225,262

Supplemental information:
Cash paid for interest	$2,133	$2,491	$2,855
Cash paid for income taxes	8,190	8,476	8,265

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands except per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2012	$5,966	$125,086	$60,952	$(11,896)	$(6,093)	$174,015
Net income			23,497			23,497
Cash dividends ($.74 per share)			(8,510)			(8,510)
Issuance of 30,407 common shares pursuant
to stock-based compensation plan, net		(755)		508		(247)
Exercise of stock options and SARs		(1,244)		408		(836)
Stock-based compensation expense		1,975				1,975
Other comprehensive income					533	533
Balance, December 31, 2013	$5,966	$125,062	$75,939	$(10,980)	$(5,560)	$190,427

Net income			24,033			24,033
Cash dividends ($.81 per share)			(9,337)			(9,337)
Issuance of 22,629 common shares pursuant
to stock-based compensation plan, net		(594)		(38)		(632)
Exercise of SARs		(340)		159		(181)
Stock-based compensation expense		2,041				2,041
Purchase of 39,502 common shares				(1,848)		(1,848)
Other comprehensive loss					(4,071)	(4,071)
Balance, December 31, 2014	$5,966	$126,169	$90,635	$(12,707)	$(9,631)	$200,432

Net income			23,056			23,056
Cash dividends ($.85 per share)			(9,697)			(9,697)
Issuance of 42,786 common shares pursuant
to stock-based compensation plan, net		(1,250)		797		(453)
Exercise of SARs		(687)		293		(394)
Stock-based compensation expense		2,058				2,058
Purchase of 216,412 common shares				(10,591)		(10,591)
Other comprehensive income					2,967	2,967
Balance, December 31, 2015	$5,966	$126,290	$103,994	$(22,208)	$(6,664)	$207,378

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

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the 2015 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

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

Investment in Debt Securities The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments –Debt and Equity Securities. When determining whether a debt security is other-than-temporarily impaired, the Company assesses whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted to interest income over the estimated lives of the securities using the level-yield method. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method.

Allowance for Loan Losses (ALLL) The ALLL is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the ALLL. Management’s approach provides for estimated credit losses on individually evaluated loans in accordance with FASB ASC 310, “Allowance for Credit Losses” (“ASC 310”). These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure.

Estimated credit losses inherent in the remainder of the portfolio are estimated in accordance with FASB ASC 450, “Contingencies.” These loans are segmented into groups based on similar risk characteristics. Historical loss rates for each risk group, which are updated quarterly, are generally quantified using all recorded loan charge-offs and recoveries over a prescribed look-back period. These historical loss rates for each risk group are used as the starting point to determine the level of the allowance. The Company’s methodology incorporates an estimated loss emergence period for each risk group. The loss emergence period is the period of time from when a borrower experiences a loss event and when the actual loss is recognized in the financial statements, generally at the time of initial charge-off of the loan balance. The Company’s methodology also includes qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, loan concentrations, assessment of trends in collateral values, assessment of changes in borrowers’ financial stability, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

Management believes the ALLL is adequate to absorb probable losses in the loan portfolio. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to increase the ALLL based on their judgments and interpretations about information available to them at the time of their examinations.

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

Stock-Based Compensation The Company follows FASB ASC 718, “Accounting for Stock Options and Other Stock-based Compensation” (“ASC 718”), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. FASB ASC 718 also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2015, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715, “Compensation – Retirement Benefits” (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2015 and 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2015, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2015, unappropriated retained earnings of $24,208,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2015 and 2014.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows (2015 Basel III rules and 2014 Basel I rules):

			Capital		Requirement to be
	Actual		Requirements		Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2015
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$212,717	23.31%	$72,994	8.00%	$	N/A	N/A	%
Cass Commercial Bank	99,872	16.90	47,281	8.00		59,102	10.00
Common Equity Tier I Capital (to risk-
weighted assets)
Cass Information Systems, Inc.	201,312	22.06	41,059	4.50		N/A	N/A
Cass Commercial Bank	92,470	15.65	26,596	4.50		38,416	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	201,312	22.06	54,746	6.00		N/A	N/A
Cass Commercial Bank	92,470	15.65	35,461	6.00		47,281	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	201,312	13.88	43,496	3.00		N/A	N/A
Cass Commercial Bank	92,470	13.15	21,093	3.00		35,155	5.00
At December 31, 2014
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$207,468	21.91%	$75,761	8.00%	$	N/A	N/A	%
Cass Commercial Bank	91,249	15.88	45,977	8.00		57,472	10.00
Common Equity Tier I Capital (to risk-
weighted assets)
Cass Information Systems, Inc.	195,630	20.66	37,880	4.00		N/A	N/A
Cass Commercial Bank	84,049	14.62	22,989	4.00		34,483	6.00
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	195,630	20.66	37,880	4.00		N/A	N/A
Cass Commercial Bank	84,049	14.62	22,989	4.00		34,483	6.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	195,630	13.42	43,742	3.00		N/A	N/A
Cass Commercial Bank	84,049	11.94	21,124	3.00		35,207	5.00

Note 3
Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2015 and 2014 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$356,531	$12,552	$13	$369,070
Certificates of deposit	6,626	–	–	6,626
Total	$363,157	$12,552	$13	$375,696

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$338,469	$14,120	$198	$352,391
Certificates of deposit	3,750	–	–	3,750
Total	$342,219	$14,120	$198	$356,141

The fair values of securities with unrealized losses are as follows:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$3,638	$5	$1,208	$8	$4,846	$13
Certificates of deposit	–	–	–	–	–	–
Total	$3,638	$5	$1,208	$8	$4,846	$13

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$8,700	$15	$13,833	$183	$22,533	$198
Certificates of deposit	–	–	–	–	–	–
Total	$8,700	$15	$13,833	$183	$22,533	$198

There were 5 securities, or 1% of the total, (1 greater than 12 months) in an unrealized loss position as of December 31, 2015 compared to 20 securities (12 greater than 12 months) in an unrealized loss position as of December 31, 2014. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven, the Company does not have the intent to sell the security, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2015
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$30,621	$30,951
Due after 1 year through 5 years	76,500	79,205
Due after 5 years through 10 years	139,680	145,780
Due after 10 years	116,356	119,760
No stated maturity	–	–
Total	$363,157	$375,696

The premium related to the purchase of state and political subdivisions was $5,443,000 and $5,085,000 in 2015 and 2014, respectively.

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2015 and 2014 was $3,750,000 and $3,750,000, respectively.

Proceeds from sales of debt securities classified as available-for-sale were $99,347,000 in 2015, $587,000 in 2014, and $95,742,000 in 2013. Gross realized gains on the sales in 2015, 2014 and 2013 were $2,910,000, $23,000, and $4,295,000, respectively. Gross realized losses on sales in 2015, 2014 and 2013 were $0, $0, and $271,000, respectively.

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

A summary of loan categories is as follows:

	December 31,
(In thousands)	2015	2014
Commercial and industrial	$193,430	$203,350
Real estate
Commercial:
Mortgage	108,836	117,754
Construction	1,182	–
Church, church-related:
Mortgage	306,728	305,887
Construction	28,957	18,612
Industrial Revenue Bonds	19,831	23,348
Other	91	395
Total loans	$659,055	$669,346

The following table presents the aging of loans by loan categories at December 31, 2015:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
Commercial and industrial	$193,430	$–	$–	$–	$–	$193,430
Real estate
Commercial:
Mortgage	105,804	–	–	–	3,032	108,836
Construction	1,182	–	–	–	–	1,182
Church, church-related:
Mortgage	306,625	–	–	–	103	306,728
Construction	28,957	–	–	–	–	28,957
Industrial Revenue Bonds	19,831	–	–	–	–	19,831
Other	91	–	–	–	–	91
Total	$655,920	$–	$–	$–	$3,135	$659,055

The following table presents the aging of loans by loan categories at December 31, 2014:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
Commercial and industrial	$203,350	$–	$–	$–	$–	$203,350
Real estate
Commercial:
Mortgage	117,393	–	–	–	361	117,754
Construction	–	–	–	–	–	–
Church, church-related:
Mortgage	305,760	—	—	—	127	305,887
Construction		—	—	—	—
	18,612					18,612
Industrial Revenue Bonds	23,348	—	—	—	—	23,348
Other	395	—	—	—	—	395
Total	$668,858	$—	$—	$—	$488	$669,346

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2015:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
Commercial and industrial	$190,303	$3,127	$—	$193,430
Real estate
Commercial:
Mortgage	104,642	1,162	3,032	108,836
Construction	1,182	—	—	1,182
Church, church-related:
Mortgage	299,135	7,490	103	306,728
Construction	28,957	—	—	28,957
Industrial Revenue Bonds	19,831	—	—	19,831
Other	91	—	—	91
Total	$644,141	$11,779	$3,135	$659,055

[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2014:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special	Total
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Loans
Commercial and industrial	$199,837	$3,513	$—	$203,350
Real estate
Commercial:
Mortgage	103,097	14,296	361	117,754
Construction	—	—	—	—
Church, church-related:
Mortgage	304,219	1,541	127	305,887
Construction	18,612	—	—	18,612
Industrial Revenue Bonds	23,348	—	—	23,348
Other	395	—	—	395
Total	$649,508	$19,350	$488	$669,346

[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and non-performing. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. The ALLL related to impaired loans was $1,142,000 and $127,000 at December 31, 2015 and 2014, respectively. Nonaccrual loans were $3,135,000 and $488,000 at December 31, 2015 and 2014, respectively. Loans delinquent 90 days or more and still accruing interest were $0 at December 31, 2015 and 2014. At December 31, 2015 and 2014, there were no loans classified as troubled debt restructuring. The average balances of impaired loans during 2015, 2014 and 2013 were $3,188,000, $1,262,000 and $1,381,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $390,000, $108,000 and $180,000 for 2015, 2014 and 2013, respectively. Income that was recognized on nonaccrual loans was $34,000, $77,000 and $131,000 for 2015, 2014 and 2013 respectively. There were no foreclosed assets as of December 31, 2015 and December 31, 2014.

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2015:

			Related
		Unpaid	Allowance
	Recorded	Principal	for Loan
In thousands)	Investment	Balance	Losses
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	3,032	3,032	1,039
Church – Mortgage:
Nonaccrual	103	103	103
Total impaired loans	$3,135	$3,135	$1,142

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2014:

			Related
		Unpaid	Allowance
	Recorded	Principal	for Loan
(In thousands)	Investment	Balance	Losses
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	361	361	—
Church – Mortgage:
Nonaccrual	127	127	127
Total impaired loans	$488	$488	$127

The Company does not record loans at fair value on a recurring basis. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310. At December 31, 2015, all impaired loans were evaluated based on the fair value of the collateral or present value of expected future cash flow. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3.

A summary of the activity in the allowance for loan losses is as follows:

	December 31,	Charge-			December 31,
(In thousands)	2014	Offs	Recoveries	Provision	2015
Commercial and industrial	$3,515	$30	$610	$(1,012)	$3,083
Real estate
Commercial:
Mortgage	3,060	—	8	(265)	2,803
Construction	—	—	—	9	9
Church, church-related:
Mortgage	4,016	—	2	64	4,082
Construction	140	—	—	77	217
Industrial Revenue Bond	394	—	—	(74)	320
Other	769	—	1	351	1,121
Total	$11,894	$30	$621	$(850)	$11,635

As of December 31, 2015, there were no loans to affiliates of executive officers or directors.

Note 5
Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2015	2014
Land	$873	$873
Buildings	13,079	12,541
Leasehold improvements	2,112	2,112
Furniture, fixtures and equipment	12,320	10,762
Purchased software	13,198	10,274
Internally developed software	2,527	2,527
	44,109	39,089
Less accumulated depreciation	24,461	22,180
Total	$19,648	$16,909

Total depreciation charged to expense in 2015, 2014 and 2013 amounted to $3,008,000, $2,613,000 and $2,361,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements which expire at various dates through 2023. Rental expense for 2015, 2014 and 2013 was $1,387,000, $1,405,000 and $1,222,000, respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015:

(In thousands)	Amount
2016	$1,336
2017	1,346
2018	1,107
2019	845
2020	814
2021-2023	1,423
Total	$6,871

Note 6
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company’s intangible assets are as follows:

	December 31, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer Lists	$3,933	$(2,023)	$3,933	$(1,705)
Patent	72	(4)	23	(1)
Non-compete agreements	261	(209)	261	(157)
Software	234	(234)	234	(234)
Other	500	(125)	500	(92)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,817	$(2,822)	$16,768	$(2,416)

[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over eight years, the non-compete agreements over five years, software over three years and other intangible assets over fifteen years. Amortization of intangible assets amounted to $408,000, $483,000 and $535,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated future amortization of intangibles is as follows: $408,000 in 2016, $356,000 in each of 2017, 2018, 2019 and 2020.

Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2015	2014
Interest-bearing demand deposits	$386,203	$354,511
Savings deposits	16,758	24,914
Time deposits:
Less than $100	4,758	6,956
$100 to less than $250	43,178	57,284
$250 or more	13,764	15,535
Total	$464,661	$459,200
Weighted average interest rate	.51%	.58%

Interest on deposits consists of the following:

	December 31,
(In thousands)	2015	2014	2013
Interest-bearing demand deposits	$1,392	$1,564	$1,737
Savings deposits	65	87	138
Time deposits:
Less than $100	346	472	600
$100 to less than $250	119	135	145
$250 or more	189	202	212
Total	$2,111	$2,460	$2,832

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2015		2014
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Due within:
One year	$55,350	89.7%	$66,436	83.3%
Two years	2,690	4.4	10,759	13.5
Three years	1,566	2.5	1,148	1.4
Four years	83.1		1,250	1.6
Five years	2,011	3.3	182.2
Total	$61,700	100.0%	$79,775	100.0%

Note 8
Unused Available Lines of Credit

As of December 31, 2015, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $78,000,000 at the following banks: Bank of America, $10,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. As of December 31, 2015, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $170,195,000 collateralized by commercial mortgage loans. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2015 or 2014. At December 31, 2015, the Company had a line of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities.

Note 9
Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2015.

2015
Shares outstanding at January 1	11,502,575
Issuance of common stock:
Employee restricted stock grants	26,542
Employee SARs exercised	12,154
Directors’ compensation	7,675
Shares repurchased	(216,412)
Shares forfeited	(262)
Shares outstanding at December 31	11,332,272

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

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2015	2014	2013
Basic:
Net income	$23,056	$24,033	$23,497
Weighted average common shares outstanding	11,358,609	11,479,025	11,441,158
Basic earnings per share	$2.03	$2.09	$2.05
Diluted:
Net income	$23,056	$24,033	$23,497
Weighted average common shares outstanding	11,358,609	11,479,025	11,441,158
Effect of dilutive restricted stock and SARs	159,819	164,954	199,581
Weighted average common shares outstanding
assuming dilution	11,518,428	11,643,979	11,640,739
Diluted earnings per share	$2.00	$2.06	$2.02

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

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2015	2014
Projected benefit obligation:
Balance, January 1	$81,342	$63,439
Service cost	3,795	3,003
Interest cost	3,178	3,037
Actuarial (gain) loss	(8,358)	13,349
Benefits paid	(1,588)	(1,486)
Balance, December 31	$78,369	$81,342
Plan assets:
Fair value, January 1	$72,972	$70,627
Actual return	(210)	3,831
Employer contribution	—	—
Benefits paid	(1,588)	(1,486)
Fair value, December 31	$71,174	$72,972
Funded status:
Accrued pension liability	$(7,195)	$(8,370)

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2015, 2014 and 2013, the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve. For 2015, the RP-2014 Mortality Table and the MP-2015 Mortality Improvement Table were used. For 2014 and 2013, the RP-2014 Mortality Table and MP-2014 Mortality Improvement Table were used.

	2015	2014	2013
Weighted average discount rate	4.50%	4.00%	5.00%
Rate of increase in compensation levels	(a)	(a)	3.75%

(a)	6.0% graded down to 3.25% over the first seven years of service

The accumulated benefit obligation was $68,321,000 and $69,420,000 as of December 31, 2015 and 2014, respectively. The Company does not expect to make a contribution to the Plan in 2016. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2016	$2,064,000
2017	2,302,000
2018	2,630,000
2019	2,799,000
2020	3,023,000
2021-2025	20,160,000

The Plan’s pension cost included the following components:

	For the Year Ended
	December 31,
(In thousands)	2015	2014	2013
Service cost – benefits earned during the year	$3,796	$3,003	$3,452
Interest cost on projected benefit obligations	3,178	3,037	2,819
Expected return on plan assets	(4,864)	(4,711)	(4,469)
Net amortization and deferral	1,542	244	1,729
Net periodic pension cost	$3,652	$1,573	$3,531

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2015	2014	2013
Weighted average discount rate	4.00%	5.00%	4.25%
Rate of increase in compensation levels	(a)	3.75%	3.75%
Expected long-term rate of return on assets	6.75%	6.75%	7.25%

(a)	6.0% graded down to 3.25% over the first seven years of service

For 2015, the RP-2014 Mortality Table and the MP-2015 Mortality Improvement Table were used. For 2014, the RP-2014 Mortality Tables were used. For 2013, the RP-2000 Employees Mortality Table, RP-2000 Healthy Annuitant Mortality Table, and RP-2000 Disabled Mortality Table were used.

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

		One-Year Nominal	Annual Standard
Asset Class	% of Total Portfolio	Return	Deviation
Core Fixed Income	50%	4.84%	4.64%
Large Cap U.S. Equities	10%	7.42%	16.14%
Large Cap U.S. Growth Equities	8.5%	8.14%	18.35%
Large Cap U.S. Value Equities	8.5%	7.29%	16.27%
Small Cap U.S. Equities	7%	8.42%	20.02%
International (Developed)	15%	8.80%	19.35%
International (Emerging)	1%	10.49%	27.66%

Applying appropriate correlation factors between each of the asset classes the long-term rate of return on assets is estimated to be 6.75%.

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2015			2014
		Quoted Prices			Quoted Prices
		in Active			in Active
		Markets for	Significant		Markets for	Significant
		Identical	Observable		Identical	Observable
		Assets	Inputs		Assets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Cash	$283	$283	$—	$268	$268	$—
Equity securities
U.S. Large Cap Growth	6,507	—	6,507	7,165	—	7,165
U.S. Large Cap Value	6,401	—	6,401	7,066	—	7,066
U.S. Small/Mid Cap Growth	2,769	—	2,769	2,950	—	2,950
U.S. Small/Mid Cap Value	2,649	—	2,649	2,721	—	2,721
Non-U.S. Core	10,474	—	10,474	10,317	—	10,317
U.S. Large Cap Passive	7,153	—	7,153	7,192	—	7,192
Emerging Markets	599	—	599	703	—	703
Fixed Income
U.S. Core	23,881	—	23,881	24,019	—	24,019
U.S. Passive	9,328	—	9,328	9,275	—	9,275
Opportunistic	1,130		1,130	1,296	—	1,296
Total	$71,174	$283	$70,891	$72,972	$268	$72,704

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

A summary of the activity in the SERP’s projected benefit obligation, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2015	2014
Benefit obligation:
Balance, January 1	$9,403	$8,048
Service cost	140	136
Interest cost	348	377
Benefits paid	(243)	(236)
Actuarial (gain) loss	(900)	1,078
Balance, December 31	$8,748	$9,403

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2015, 2014 and 2013, the SERP’s expected benefit cash flows were discounted using the Citigroup Above Median Curve.

	2015	2014	2013
Weighted average discount rate	4.25%	3.75%	4.75%
Rate of increase in compensation levels	(a)	(a)	3.75%

(a)	6.00% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $7,482,000 and $7,622,000 as of December 31, 2015 and 2014, respectively. Since this is an unfunded plan there are no plan assets. Benefits paid were $243,000 in 2015, $236,000 in 2014 and $236,000 in 2013. Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2016	$247,000
2017	246,000
2018	311,000
2019	310,000
2020	308,000
2021-2025	3,236,000

The SERP’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2015	2014	2013
Service cost – benefits earned during the year	$140	$136	$144
Interest cost on projected benefit obligations	348	377	335
Net amortization and deferral	654	431	551
Net periodic pension cost	$1,142	$944	$1,030

The pretax amounts in accumulated other comprehensive loss as of December 31 were as follows:

	The Plan		SERP
(In thousands)	2015	2014	2015	2014
Prior service cost	$—	$—	$—	$—
Net actuarial loss	20,637	25,464	2,169	3,723
Total	$20,637	$25,464	$2,169	$3,723

The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2015 expected to be recognized as components of net periodic benefit cost in 2016 for the Plan are $0 and $1,200,000, respectively. The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2015 expected to be recognized as components of net periodic benefit cost in 2016 for the SERP are $0 and $295,000, respectively.

The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2015, 2014 and 2013 was $5,211,000, $5,298,000, and $5,065,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2015, 2014 and 2013 were $623,000, $584,000, and $591,000, respectively.

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

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over the three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over the three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period with the exception of those shares granted in lieu of cash payment for retainer fees which are expensed in the period earned. Changes in restricted shares outstanding for the year ended December 31, 2015 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2014	51,161	$48.13
Granted	42,786	$51.04
Vested	(24,644)	$44.18
Forfeited	(262)	$52.63
Balance at December 31, 2015	69,041	$51.33

During 2014 and 2013, 22,629 and 30,407 shares, respectively, were granted with weighted average per share market values at date of grant of $58.89 in 2014 and $42.21 in 2013. The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year period. Amortization of the restricted stock bonus awards totaled $1,514,000 for 2015, $1,250,000 for 2014 and $1,176,000 for 2013. As of December 31, 2015, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,734,000 and the related weighted average period over which it is expected to be recognized is approximately 0.68 years. The total fair value of shares vested during the years ended December 2015, 2014, and 2013 was $1,089,000, $1,066,000, and $822,000, respectively.

SARs
There were no SARs granted during the year ended December 31, 2015. The Company uses the Black-Scholes option-pricing model to determine the fair value of the SARs at the date of grant.

During 2015, the Company recognized SARs expense of $545,000. As of December 31, 2015, the total unrecognized compensation expense related to SARs was $265,000, and the related weighted average period over which it is expected to be recognized is .50 years. Changes in SARs outstanding for the year ended December 31, 2015 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2014	353,955	$35.52
Exercised	(45,428)	$27.92
Forfeited	(1,204)	$53.96
Balance at December 31, 2015	307,323	$36.57
Exercisable at December 31, 2015	254,816	$33.56

The total intrinsic value of SARs exercised during 2015 and 2014 was $1,268,000 and $716,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2015 was 5.99 years, and the aggregate intrinsic value was $4,577,000. The average remaining contractual term for SARs exercisable as of December 31, 2014 was 6.77 years, and the aggregate intrinsic value was $6,277,000.

The total compensation cost for share-based payment arrangements was $2,059,000, $2,042,000, and $1,976,000 in 2015, 2014, and 2013, respectively.

Note 12
Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Postage and supplies	$1,954	$2,008	$2,066
Promotional expense	2,268	2,049	2,024
Professional fees	1,690	1,566	1,340
Outside service fees	2,848	2,876	3,046
Data processing services	357	338	367
Telecommunications	1,068	1,045	955
Other	1,185	1,647	1,347
Total other operating expense	$11,370	$11,529	$11,145

Note 13
Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Current:
Federal	$6,825	$7,189	$6,729
State	1,290	1,191	448
Deferred:
Federal	(84)	(585)	39
State	(53)	(36)	18
Total income tax expense	$7,978	$7,759	$7,234

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for each of 2015, 2014 and 2013 to income before income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Expected income tax expense	$10,862	$11,127	$10,756
(Reductions) increases resulting from:
Tax-exempt income	(3,704)	(3,896)	(3,297)
State taxes, net of federal benefit	804	751	303
Other, net	16	(223)	(528)
Total income tax expense	$7,978	$7,759	$7,234

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$4,251	$4,441
ASC 715 pension funding liability	8,438	10,887
Net operating loss carryforward[1]	212	255
Supplemental executive retirement plan accrual	1,690	1,392
Other	553	509
Total deferred tax assets	$15,144	$17,484
Deferred tax liabilities:
Premises and equipment	(2,081)	(976)
Pension	(4,181)	(5,636)
Stock compensation	(510)	(394)
Intangible/assets	(1,314)	(1,153)
Unrealized gain on investment in securities available-for-sale	(4,658)	(5,172)
Other	(452)	(407)
Total deferred tax liabilities	$(13,196)	$(13,738)
Net deferred tax assets	$1,948	$3,746

[1]

As of December 31, 2015, the Company had approximately $606,000 of net operating loss carry forwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carry forward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carry forward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2015 or 2014, due to management’s belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

In thousands)	2015	2014	2013
Balance at January 1	$1,117	$1,208	$1,885
Changes in unrecognized tax benefits as a result of tax
positions taken during a prior year	10	(107)	(666)
Changes in unrecognized tax benefits as a result of tax
position taken during the current year	277	267	374
Decreases in unrecognized tax benefits relating to
settlements with taxing authorities	¯	¯	¯
Reductions to unrecognized tax benefits as a result of a
lapse of the applicable statute of limitations	(210)	(251)	(385)
Balance at December 31	$1,194	$1,117	$1,208

At December 31, 2015, 2014 and 2013, the balance of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $861,000, $819,000 and $861,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.

As of December 31, 2015, 2014 and 2013, the Company had $54,000, $45,000 and $41,000, respectively, in accrued interest related to unrecognized tax benefits. During 2015 and 2014, the Company recorded a net increase (reduction) in accrued interest of $9,000 and $4,000, respectively, as a result of settlements with taxing authorities and other prior-year adjustments.

The Company believes it is reasonably possible that the total amount of tax benefits will decrease by approximately $374,000 over the next twelve months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2012 through 2014 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2011 through 2014.

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

Note 15
Disclosures about Fair Value of Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2015 and 2014, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2015	2014
Conditional commitments to extend credit	$11,755	$19,066
Standby letters of credit	11,581	12,693
Commercial letters of credit	1,857	2,571

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2015		2014
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$253,172	$253,172	$294,335	$294,335
Investment in securities	375,696	375,696	356,141	356,141
Loans, net	647,420	649,161	657,452	663,247
Accrued interest receivable	6,647	6,647	6,521	6,521
Total	$1,282,935	$1,284,676	$1,314,449	$1,320,244
Balance sheet liabilities:
Deposits	$646,484	$646,892	$618,199	$618,199
Accounts and drafts payable	577,259	577,259	655,428	655,428
Accrued interest payable	35	35	57	57
Total	$1,223,778	$1,224,186	$1,273,684	$1,273,684

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

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2015, 2014 and 2013, is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
2015
Fee revenue and other income:
Income from customers	$82,144	$1,224	$—	$83,368
Intersegment income (expense)	10,078	1,648	(11,726)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	14,598	22,851	—	37,449
Intersegment income (expense)	12	(12)	—	—
Depreciation and amortization	3,164	151	101	3,416
Income taxes	2,818	5,160	—	7,978
Net income	14,635	8,421	—	23,056
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,405	—	—	2,405
Total assets	$702,491	$761,739	$(8,724)	$1,455,506
2014
Fee revenue and other income:
Income from customers	$78,773	$1,134	$—	$79,907
Intersegment income (expense)	9,210	1,504	(10,714)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	15,678	21,621	—	37,299
Intersegment income (expense)	12	(12)	—	—
Depreciation and amortization	2,795	182	119	3,096
Income taxes	3,006	4,753	—	7,759
Net income	16,379	7,654	—	24,033
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,762	—	—	2,762
Total assets	$782,844	$755,400	$(37,513)	$1,500,731
2013
Fee revenue and other income:
Income from customers	$75,010	$1,216	$346	$76,572
Intersegment income (expense)	9,637	1,479	(11,116)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	15,986	22,259	—	38,245
Intersegment income (expense)	11	(11)	—	—
Depreciation and amortization	2,638	143	115	2,896
Income taxes	2,232	5,002	—	7,234
Net income	15,237	8,133	127	23,497
Goodwill	11,454	136	—	11,590
Other intangible assets, net	3,222	—	—	3,222
Total assets	$657,604	$679,357	$(10,941)	$1,326,020

Note 17
Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2015, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 18
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets
	December 31,
(In thousands)	2015	2014
Assets
Cash and due from banks	$30,165	$32,399
Short-term investments	50,689	107,932
Securities available-for-sale, at fair value	373,946	356,141
Loans, net	87,615	115,958
Investments in subsidiaries	91,770	82,688
Premises and equipment, net	18,886	16,030
Other assets	150,135	166,235
Total assets	$803,206	$877,383
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$576,919	$655,358
Other liabilities	18,732	21,511
Total liabilities	595,651	676,869
Total shareholders’ equity	207,555	200,514
Total liabilities and shareholders’ equity	$803,206	$877,383

	Condensed Statements of Income
	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Income from subsidiaries:
Interest	$12	$12	$12
Management fees	2,201	2,058	2,119
Income from subsidiaries	2,213	2,070	2,131
Information services revenue	78,488	77,064	70,503
Net interest income after provision	13,948	14,986	15,069
Gain on sales of investment securities	2,910	23	3,677
Other income	613	1,323	527
Total income	98,172	95,466	91,907
Expenses:
Salaries and employee benefits	63,475	59,885	59,004
Other expenses	16,580	15,587	15,027
Total expenses	80,055	75,472	74,031
Income before income tax and equity in undistributed income
of subsidiaries	18,117	19,994	17,876
Income tax expense	2,950	3,125	2,381
Income before undistributed income of subsidiaries	15,167	16,869	15,495
Equity in undistributed income of subsidiaries	7,889	7,164	7,530
Intercompany elimination	—	—	472
Net income	$23,056	$24,033	$23,497

	Condensed Statements of Cash Flows
	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$23,056	$24,033	$23,497
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Equity in undistributed income of subsidiaries	(7,889)	(7,164)	(7,530)
Net change in other assets	16,100	(44,879)	(8,420)
Net change in other liabilities	(2,779)	534	(2,729)
Amortization of stock-based awards	1,504	1,250	1,177
Other, net	10,389	13,487	(4,180)
Net cash provided by (used in) operating activities	40,381	(12,739)	1,815
Cash flows from investing activities:
Net increase in securities	(23,472)	(35,128)	(15,385)
Net decrease in loans	28,343	9,358	31,619
Purchases of premises and equipment, net	(5,708)	(8,941)	(4,050)
Net cash (used in) provided by investing activities	(837)	(34,711)	12,184
Cash flows from financing activities:
Net (decrease) increase in accounts and drafts payable	(78,439)	111,405	21,192
Cash dividends paid	(9,697)	(9,337)	(8,510)
Purchase of common shares for treasury	(10,951)	(1,848)	—
Other financing activities	66	(21)	(513)
Net cash provided by (used in) financing activities	(99,021)	100,199	12,169
Net (decrease) increase in cash and cash equivalents	(59,477)	52,749	26,168
Cash and cash equivalents at beginning of year	140,331	87,582	61,414
Cash and cash equivalents at end of year	$80,854	$140,331	$87,582

Note 19
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	YTD
2015
Fee revenue and other income	$20,832	$20,838	$21,514	$20,184	$83,368
Interest income	9,552	9,803	9,581	9,774	38,710
Interest expense	591	521	498	501	2,111
Net interest income	8,961	9,282	9,083	9,273	36,599
Provision for loan losses	—	—	—	(850)	(850)
Operating expense	22,308	22,640	22,634	22,201	89,783
Income tax expense	1,946	1,932	2,083	2,017	7,978
Net income	$5,539	$5,548	$5,880	$6,089	$23,056
Net income per share:
Basic earnings per share	$.48	$.49	$.52	$.54	$2.03
Diluted earnings per share	.48	.48	.51	.53	2.00
2014
Fee revenue and other income	$19,575	$19,952	$20,223	$20,157	$79,907
Interest income	9,772	9,975	9,991	10,021	39,759
Interest expense	625	628	604	603	2,460
Net interest income	9,147	9,347	9,387	9,418	37,299
Provision for loan losses	—	—	—	—	—
Operating expense	21,025	21,306	21,196	21,887	85,414
Income tax expense	1,886	1,958	2,013	1,902	7,759
Net income	$5,811	$6,035	$6,401	$5,786	$24,033
Net income per share:
Basic earnings per share	$.51	$.52	$.56	$.50	$2.09
Diluted earnings per share	.50	.52	.55	.49	2.06

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
March 7, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2015, and our report dated March 7, 2016 expressed an unqualified opinion on those consolidated financial statements..

/s/ KPMG LLP

St. Louis, Missouri
March 7, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information,” and “Beneficial Ownership of Securities.”

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

There were no material changes to the procedures by which shareholders may recommend nominees to the Board during the fourth quarter of fiscal 2016.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2016 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2016 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2015:

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans	376,364	$39.28	626,263
approved by security
holders (1)

Equity compensation plans	—	—	—
not approved by security
holders
Total	376,364	$39.28	626,263

(1)	Amount disclosed relates to the Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”).

Refer to Note 11 to the consolidated financial statements for information concerning the Omnibus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the section entitled “Election of Directors – Proposal 1” of the Company’s 2016 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 2” of the Company’s 2016 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

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

____________________

(c) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: March 7, 2016	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2016	By	/s/	P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: March 7, 2016	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber

Date: March 7, 2016	By	/s/	Ralph W. Clermont
Ralph W. Clermont

Date: March 7, 2016	By	/s/	Lawrence A. Collett
Lawrence A. Collett

Date: March 7, 2016	By	/s/	Robert A. Ebel
Robert A. Ebel

Date: March 7, 2016	By	/s/	Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: March 7, 2016	By	/s/	Wayne J. Grace
Wayne J. Grace

Date: March 7, 2016	By	/s/	James J. Lindemann
James J. Lindemann

Date: March 7, 2016	By	/s/	Randall L. Schilling
Randall L. Schilling

Date: March 7, 2016	By	/s/	Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.