Form 10-Q
period 2016-03-31
CASS INFORMATION SYSTEMS INC
filed 2016-05-05
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes                                            No               X

The number of shares outstanding of the registrant's only class of common stock as of April 28, 2016: Common stock, par value $.50 per share – 11,242,376 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	March 31, 2016 (unaudited) and December 31, 2015	3

	Consolidated Statements of Income
	Three months ended March 31, 2016 and 2015 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2016 and 2015 (unaudited)	5

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2016 and 2015 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

Item 4.	CONTROLS AND PROCEDURES	24

PART II – Other Information – Items 1. – 6.		25

SIGNATURES		27

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31,
	2016	December 31,
	(Unaudited)	2015
Assets
Cash and due from banks	$11,995	$9,015
Interest-bearing deposits in other financial institutions	122,670	176,405
Federal funds sold and other short-term investments	10,681	67,752
Cash and cash equivalents	145,346	253,172
Securities available-for-sale, at fair value	373,145	375,696

Loans	684,617	659,055
Less: Allowance for loan losses	10,637	11,635
Loans, net	673,980	647,420
Premises and equipment, net	19,948	19,648
Investment in bank-owned life insurance	16,061	15,933
Payments in excess of funding	110,665	105,526
Goodwill	11,590	11,590
Other intangible assets, net	2,303	2,405
Other assets	23,980	24,116
Total assets	$1,377,018	$1,455,506

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$184,281	$181,823
Interest-bearing	421,564	464,661
Total deposits	605,845	646,484
Accounts and drafts payable	536,725	577,259
Other liabilities	25,413	24,385
Total liabilities	1,167,983	1,248,128

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at March 31, 2016
and December 31, 2015	5,966	5,966
Additional paid-in capital	125,719	126,290
Retained earnings	107,343	103,994
Common shares in treasury, at cost (657,831 shares at March 31,
2016 and 598,875 shares at December 31, 2015)	(25,490)	(22,208)
Accumulated other comprehensive loss	(4,503)	(6,664)
Total shareholders’ equity	209,035	207,378
Total liabilities and shareholders’ equity	$1,377,018	$1,455,506

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended
	March 31,
	2016	2015
Fee Revenue and Other Income:
Information services payment and processing revenue	$19,545	$19,418
Bank service fees	358	301
Gains on sales of securities	308	949
Other	294	164
Total fee revenue and other income	20,505	20,832

Interest Income:
Interest and fees on loans	7,131	7,086
Interest and dividends on securities:
Taxable	12	3
Exempt from federal income taxes	2,394	2,303
Interest on federal funds sold and
other short-term investments	240	160
Total interest income	9,777	9,552

Interest Expense:
Interest on deposits	513	591
Net interest income	9,264	8,961
Provision for loan losses	(1,000)	—
Net interest income after provision for loan
losses	10,264	8,961
Total net revenue	30,769	29,793

Operating Expense:
Salaries and employee benefits	17,846	17,326
Occupancy	834	837
Equipment	1,055	1,071
Amortization of intangible assets	102	101
Other operating expense	3,079	2,973
Total operating expense	22,916	22,308
Income before income tax expense	7,853	7,485
Income tax expense	2,020	1,946
Net income	$5,833	$5,539

Basic earnings per share	.52	.48
Diluted earnings per share	.51	.48

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2016	2015
Comprehensive income:
Net income	$5,833	$5,539
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	3,674	1,496
Tax effect	(1,365)	(557)
Reclassification adjustments for gains included in net income	(308)	(949)
Tax effect	114	332
Foreign currency translation adjustments	46	(64)
Total comprehensive income	$7,994	$5,797

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$5,833	$5,539
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,307	2,081
Net gains on sales of securities	(308)	(949)
Stock-based compensation expense	499	517
Provision for loan losses	(1,000)	-
Increase in income tax liability	378	31
Increase in pension liability	1,005	1,210
Other operating activities, net	(1,552)	1,475
Net cash provided by operating activities	7,162	9,904

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	19,039	45,198
Proceeds from maturities of securities available-for-sale	10,865	7,810
Purchase of securities available-for-sale	(25,102)	(19,297)
Net increase in loans	(25,560)	(14,187)
Increase in payments in excess of funding	(5,139)	(5,345)
Purchases of premises and equipment, net	(1,082)	(1,624)
Net cash (used in) provided by investing activities	(26,979)	12,555

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	2,458	1,556
Net decrease in interest-bearing demand and savings deposits	(44,046)	(614)
Net increase (decrease) in time deposits	949	(4,063)
Net decrease in accounts and drafts payable	(40,534)	(98,602)
Cash dividends paid	(2,484)	(2,412)
Purchase of common shares for treasury	(3,772)	(3,358)
Other financing activities, net	(580)	(786)
Net cash used in financing activities	(88,009)	(108,279)
Net decrease in cash and cash equivalents	(107,826)	(85,820)
Cash and cash equivalents at beginning of period	253,172	294,335
Cash and cash equivalents at end of period	$145,346	$208,515

Supplemental information:
Cash paid for interest	$501	$582
Cash paid for income taxes	1,671	1,942

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2015.

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

Details of the Company’s intangible assets are as follows:

	March 31, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(2,103)	$3,933	$(2,023)
Patent	72	(4)	72	(4)
Non-compete agreements	261	(222)	261	(209)
Software	234	(234)	234	(234)
Other	500	(134)	500	(125)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,817	$(2,924)	$16,817	$(2,822)
[1] Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $102,000 and $101,000 for the three-month periods ended March 31, 2016 and 2015, respectively. Estimated annual amortization of intangibles is as follows: $407,000 in 2016, and $356,000 in each of 2017, 2018, 2019 and 2020.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three months ended March 31, 2016 and 2015. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
(In thousands except share and per share data)	2016	2015
Basic
Net income	$5,833	$5,539
Weighted-average common shares outstanding	11,233,558	11,440,356
Basic earnings per share	$.52	$.48
Diluted
Net income	$5,833	$5,539
Weighted-average common shares outstanding	11,233,558	11,440,356
Effect of dilutive restricted stock and stock appreciation rights	153,299	161,497
Weighted-average common shares outstanding assuming dilution	11,386,857	11,601,853
Diluted earnings per share	$.51	$.48

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 19, 2015, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 75,882 and 69,288 shares during the three-month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, 412,397 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Quarter Ended March 31, 2016
Fee revenue and other income:
Income from customers	$23,558	$7,211	$—	$30,769
Intersegment income (expense)	3,258	376	(3,634)	—
Net income	2,947	2,886	—	5,833
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,303	—	—	2,303
Total assets	663,487	718,234	(4,703)	1,377,018
Quarter Ended March 31, 2015
Fee revenue and other income
Income from customers	$24,274	$5,519	$—	$29,793
Intersegment income (expense)	2,194	423	(2,617)	—
Net income	3,816	1,723	—	5,539
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,661	—	—	2,661
Total assets	686,492	724,292	(10,036)	1,400,748

Note 6 – Loans by Type

A summary of loan categories is as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Commercial and industrial	$209,663	$193,430
Real estate
Commercial:
Mortgage	106,656	108,836
Construction	9,857	1,182
Church, church-related:
Mortgage	306,155	306,728
Construction	33,259	28,957
Industrial Revenue Bonds	19,018	19,831
Other	9	91
Total loans	$684,617	$659,055

The following table presents the aging of loans by loan categories at March 31, 2016 and December 31, 2015:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
March 31, 2016
Commercial and industrial	$209,663	$—	$—	$—	$—	$209,663
Real estate
Commercial:
Mortgage	106,366	—	—	—	290	106,656
Construction	9,857	—	—	—	—	9,857
Church, church-related:
Mortgage	306,061	—	—	—	94	306,155
Construction	33,259	—	—	—	—	33,259
Industrial Revenue Bonds	19,018	—	—	—	—	19,018
Other	9	—	—	—	—	9
Total	$684,233	$—	$—	$—	$384	$684,617
December 31, 2015
Commercial and industrial	$193,430	$—	$—	$—	$—	$193,430
Real estate
Commercial:
Mortgage	105,804	—	—	—	3,032	108,836
Construction	1,182	—	—	—	—	1,182
Church, church-related:
Mortgage	306,625	—	—	—	103	306,728
Construction	28,957	—	—	—	—	28,957
Industrial Revenue Bonds	19,831	—	—	—	—	19,831
Other	91	—	—	—	—	91
Total	$655,920	$—	$—	$—	$3,135	$659,055

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2016 and December 31, 2015:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
March 31, 2016
Commercial and industrial	$206,999	$2,664	$—	$209,663
Real estate
Commercial:
Mortgage	105,233	1,133	290	106,656
Construction	9,857	—	—	9,857
Church, church-related:
Mortgage	298,242	7,819	94	306,155
Construction	33,259	—	—	33,259
Industrial Revenue Bonds	19,018	—	—	19,018
Other	9	—	—	9
Total	$672,617	$11,616	$384	$684,617
December 31, 2015
Commercial and industrial	$190,303	$3,127	$—	$193,430
Real estate
Commercial:
Mortgage	104,642	1,162	3,032	108,836
Construction	1,182	—	—	1,182
Church, church-related:
Mortgage	299,135	7,490	103	306,728
Construction	28,957	—	—	28,957
Industrial Revenue Bonds	19,831	—	—	19,831
Other	91	—	—	91
Total	$644,141	$11,779	$3,135	$659,055
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At March 31, 2016 impaired loans were evaluated using the expected cash flow method. At December 31, 2015, all impaired loans were evaluated based on the fair value of the collateral and the expected cash flow method. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no loans delinquent 90 days or more and still accruing interest at March 31, 2016 and December 31, 2015. There were no loans classified as troubled debt restructuring at March 31, 2016 and December 31, 2015.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of March 31, 2016, and December 31, 2015.

The following table presents the recorded investment and unpaid principal balance for impaired loans at March 31, 2016 and December 31, 2015:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
March 31, 2016
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	290	290	—
Church – Mortgage:
Nonaccrual	94	94	94
Total impaired loans	$384	$384	$94
December 31, 2015
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	3,032	3,032	1,039
Church – Mortgage:
Nonaccrual	103	103	103
Total impaired loans	$3,135	$3,135	$1,142

A summary of the activity in the allowance for loan losses from December 31, 2015 to March 31, 2016 is as follows:

	December 31,	Charge-			March 31,
(In thousands)	2015	Offs	Recoveries	Provision	2016
Commercial and industrial	$3,083	$—	$2	$356	$3,441
Real estate
Commercial:
Mortgage	2,803	—	—	(1,072)	1,731
Construction	9	—	—	65	74
Church, church-related:
Mortgage	4,082	—	—	(16)	4,066
Construction	217	—	—	33	250
Industrial Revenue Bond	320	—	—	(13)	307
Other	1,121	—	—	(353)	768
Total	$11,635	$—	$2	$(1,000)	$10,637

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2016 and December 31, 2015, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2016, the balance of unused loan commitments, standby and commercial letters of credit were $9,562,000, $15,200,000, and $1,993,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at March 31, 2016:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$6,612	$1,362	$2,378	$1,652	$1,220
Time deposits	62,649	57,909	2,659	2,081	—
Total	$69,261	$59,271	$5,037	$3,733	$1,220

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the three months ended March 31, 2016, 27,518 restricted shares and 0 SARs were granted under the Omnibus Plan.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of March 31, 2016, the total unrecognized compensation expense related to non-vested restricted shares was $2,671,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended
	March 31, 2016
	Shares	Fair Value
Balance at December 31, 2015	69,041	$51.33
Granted	27,518	$49.86
Vested	(25,378)	$50.56
Balance at March 31, 2016	71,181	$51.03

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of March 31, 2016, the total unrecognized compensation expense was $184,000, and the related weighted-average period over which it is expected to be recognized is 0.8 years. Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2016:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2015	307,323	$36.57	5.99	$4,577
Exercised	(3,352)	$27.80
Outstanding at March 31, 2016	303,971	$36.66	5.75	$4,768
Exercisable at March 31, 2016	291,807	$35.62	5.66	$4,881

Following is a summary of the activity of the non-vested SARs during the three-month period ended March 31, 2016:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2015	52,507	$51.17
Vested	(40,343)	$48.02
Non-vested at March 31, 2016	12,164	$61.64

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

	Estimated	Actual
(In thousands)	2016	2015
Service cost – benefits earned during the year	$3,527	$3,796
Interest cost on projected benefit obligations	3,480	3,178
Expected return on plan assets	(4,734)	(4,864)
Net amortization	1,200	1,542
Net periodic pension cost	$3,473	$3,652

Pension costs recorded to expense were $877,000 and $991,000 for the three-month periods ended March 31, 2016 and 2015, respectively. Pension costs decreased in 2016 due to an increase in the discount rate assumption and the use of the updated mortality tables. The Company made no contribution to the plan during the three-month period ended March 31, 2016 and is evaluating the amount of additional contributions, if any, in the remainder of 2016.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2015 and an estimate for 2016:

	Estimated	Actual
(In thousands)	2016	2015
Service cost – benefits earned during the year	$133	$140
Interest cost on projected benefit obligation	367	348
Net amortization	295	654
Net periodic pension cost	$795	$1,142

Pension costs recorded to expense were $201,000 and $288,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

Note 10 – Income Taxes

As of March 31, 2016, the Company’s unrecognized tax benefits were approximately $1,261,000, of which $912,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2015, the Company's unrecognized tax benefits were approximately $1,194,000, of which $861,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $374,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $63,000 and $54,000 of gross interest accrued as of March 31, 2016 and December 31, 2015, respectively. There were no penalties for unrecognized tax benefits accrued at March 31, 2016 and December 31, 2015.

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

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$349,614	$15,905	$—	$365,519
Certificates of deposit	7,626	—	—	7,626
Total	$357,240	$15,905	$—	$373,145

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$356,531	$12,552	$13	$369,070
Certificates of deposit	6,626	—	—	6,626
Total	$363,157	$12,552	$13	$375,696

There were zero securities in an unrealized loss position as of March 31, 2016. There were 5 securities, or 1% of the total (1 greater than 12 months), in an unrealized loss position as of December 31, 2015. The fair values of securities with unrealized losses are as follows:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$3,638	$5	$1,208	$8	$4,846	$13
Certificates of deposit	—	—	—	—	—	—
Total	$3,638	$5	$1,208	$8	$4,846	$13

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2016
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$39,256	$39,811
Due after 1 year through 5 years	58,997	61,414
Due after 5 years through 10 years	127,684	135,214
Due after 10 years	131,303	136,706
Total	$357,240	$373,145

Proceeds from sales of investment securities classified as available for sale were $19,039,000 for the three months ended March 31, 2016. Gross realized gains were $308,000 for the three months ended March 31, 2016. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at March 31, 2016.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2016		December 31, 2015
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$145,346	$145,346	$253,172	$253,172
Investment securities	373,145	373,145	375,696	375,696
Loans, net	673,980	675,686	647,420	649,161
Accrued interest receivable	5,556	5,556	6,647	6,647
Total	$1,198,027	$1,199,733	$1,282,935	$1,284,676
Balance sheet liabilities:
Deposits	$605,845	$606,236	$646,484	$646,892
Accounts and drafts payable	536,725	536,725	577,259	577,259
Accrued interest payable	46	46	35	35
Total	$1,142,616	$1,143,007	$1,223,778	$1,224,186

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2016 and 2015. No financial instruments are measured using Level 3 inputs for the three months ended March 31, 2016 and 2015.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2016, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expense, and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from transportation, energy, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California, Colorado Springs, Colorado, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2015 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income.

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

Pension Plans. The amounts recognized in the unaudited consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2015, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Item 8, Note 10 to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2016 (“First Quarter of 2016”) compared to the three-month period ended March 31, 2015 (“First Quarter of 2015”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2015 Annual Report on Form 10-K. Results of operations for the First Quarter of 2016 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
			%
(In thousands except per share data)	2016	2015	Change
Net income	$5,833	$5,539	5.3%
Diluted earnings per share	$.51	$.48	6.3%
Return on average assets	1.62%	1.54%	—
Return on average equity	11.38%	11.31%	—

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

	First Quarter of
			%
(In thousands)	2016	2015	Change
Transportation invoice transaction volume	8,112	8,125	(0.2)%
Transportation invoice dollar volume	$5,442,332	$6,056,711	(10.1)%
Expense management transaction volume*	5,288	5,041	4.9%
Expense management dollar volume	$2,805,493	$2,983,190	(6.0)%
Payment and processing revenue	$19,545	$19,418	0.7%
*Includes energy, telecom and environmental

First Quarter of 2016 compared to First Quarter of 2015:

Payment and processing fee revenue was stable. In the transportation group, new accounts boosted transaction volume, but that growth was offset by declining activity from existing customers, especially those involved in oil and gas production. Transportation dollar volume was also impacted by lower fuel prices which reduced average invoice amounts. The decrease in dollar volume generated smaller investable balances that reduced investment income, and more significantly, lowered fees from carrier services. Facility expense transaction volume increased as a result of new business; however, dollar volume decreased due to both a change in the mix of customers and the impact of lower energy prices which reduced the average invoice amounts.

There were $308,000 gains on the sales of securities in the First Quarter 2016, compared to $949,000 in the First Quarter of 2015.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	First Quarter of
			%
(In thousands)	2016	2015	Change
Average earnings assets	$1,262,308	$1,262,085	0.02%
Average interest-bearing liabilities	425,380	454,027	(6.33)%
Net interest income*	10,633	10,286	3.48%
Net interest margin*	3.39%	3.31%	—
Yield on earning assets*	3.55%	3.50%	—
Rate on interest-bearing liabilities	.49%	.53%	—
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

First Quarter of 2016 compared to First Quarter of 2015:

First Quarter of 2016 average earning assets remained relatively stable compared to the same period in the prior year. Average investment securities increased $31,712,000, or 10.2%, and federal funds sold and other short-term investments increased $10,127,000, or 10.2% for the First Quarter of 2016 compared to the First Quarter of 2015. This was offset by a decrease in interest-bearing deposits in other financial institutions of $40,677,000, or 22.9%.

Total average interest-bearing liabilities for the First Quarter of 2016 decreased $28,647,000, or 6.3%, compared to the First Quarter of 2015 as customers moved deposits to higher yielding accounts at competitors. Average accounts and drafts payable remained relatively stable for the First Quarter of 2016.

Net interest income, net interest margin, and yield on earning assets all increased slightly due to a more favorable mix of earning assets in the First Quarter of 2016.

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

	First Quarter of 2016			First Quarter of 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$645,336	$6,985	4.35%	$645,929	$6,927	4.35%
Tax-exempt[4]	19,336	226	4.70	22,844	244	4.33
Investment securities[5]:
Taxable	1,189	1.34		1,103	1.37
Tax-exempt[4]	342,612	3,683	4.32	310,986	3,543	4.62
Certificates of deposit	6,912	11.64		3,750	2.22
Interest-bearing deposits in
other financial institutions	137,036	169.50		177,713	126.29
Federal funds sold and other
short-term investments	109,887	71.26		99,760	34.14
Total earning assets	1,262,308	11,146	3.55	1,262,085	10,877	3.50
Non-earning assets
Cash and due from banks	11,566			13,068
Premises and equipment, net	19,839			17,504
Bank-owned life insurance	15,979			15,479
Goodwill and other
intangibles	13,953			14,311
Other assets	135,907			149,682
Allowance for loan losses	(11,625)			(11,896)
Total assets	$1,447,927			$1,460,233
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$345,054	$350.41%		$359,426	$388.44%
Savings deposits	18,945	23.49		17,203	19.45
Time deposits >= $100	23,363	67	1.15	26,886	81	1.22
Other time deposits	38,018	73.77		50,512	103.83
Total interest-bearing deposits	425,380	513.49		454,027	591.53
Non-interest bearing liabilities
Demand deposits	180,590			162,256
Accounts and drafts payable	612,003			617,560
Other liabilities	23,869			27,693
Total liabilities	1,241,842			1,261,536
Shareholders’ equity	206,085			198,697
Total liabilities and
shareholders’ equity	$1,447,927			$1,460,233
Net interest income		$10,633			$10,286
Net interest margin			3.39%			3.31%
Interest spread			3.06			2.97
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2015 consolidated financial statements, filed with the Company’s 2015 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $142,000 and $59,000 for the First Quarter of 2016 and 2015, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,368,000 and $1,325,000 for the First Quarter of 2016 and 2015, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	First Quarter of 2016 Over
	First Quarter of 2015
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$22	$36	$58
Tax-exempt[3]	(39)	21	(18)
Investment securities:
Taxable	—	—	—
Tax-exempt[3]	368	(228)	140
Certificates of deposit	3	6	9
Interest-bearing deposits in other financial institutions	(34)	77	43
Federal funds sold and other short-term investments	4	33	37
Total interest income	324	(55)	269
Interest expense on:
Interest-bearing demand deposits	(14)	(24)	(38)
Savings deposits	2	2	4
Time deposits of >=$100	(10)	(4)	(14)
Other time deposits	(24)	(6)	(30)
Total interest expense	(46)	(32)	(78)
Net interest income	$370	$(23)	$347
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company's operating results can be the provision for loan losses. Due to the improved assessment of the overall quality of the Company’s loan portfolio, primarily due to the payoff of a large nonperforming loan, a negative loan loss provision of ($1,000,000) was recorded during the First Quarter of 2016. There was no loan loss provision recorded in the First Quarter of 2015. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries during the First Quarter of 2016 were $2,000, and net loan recoveries during the First Quarter of 2015 were $4,000.

The ALLL at March 31, 2016 was $10,637,000 and at December 31, 2015 was $11,635,000. The ratio of ALLL to total loans outstanding at March 31, 2016 was 1.55% compared to 1.77% at December 31, 2015. Nonperforming loans were $384,000, or .06%, of total loans at March 31, 2016 compared to $3,135,000, or .48%, of total loans at December 31, 2015. These loans, which are also considered impaired, consisted of two nonaccrual loans at March 31, 2016. Total nonaccrual loans decreased $2,902,000 from March 31, 2015 to March 31, 2016, primarily due to the payoff of two loans.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the ALLL:

	First Quarter of
(In thousands)	2016	2015
Allowance at beginning of period	$11,635	$11,894
Provision credited to expense	(1,000)	—
Loans charged off	—	—
Recoveries on loans previously charged off	2	4
Net (charge-offs) recoveries	2	4
Allowance at end of period	$10,637	$11,898
Loans outstanding:
Average	$664,672	$668,773
March 31	684,617	683,537
Ratio of ALLL to loans outstanding:
Average	1.60%	1.78%
March 31	1.55	1.74
Impaired loans:
Nonaccrual loans	$384	$3,286
Loans past due 90 days or more	—	—
Troubled debt restructurings	—	—
Total impaired loans	$384	$3,286
Foreclosed assets	$—	—
Impaired loans as percentage of average loans	.06%	.49%

The Bank had no property carried as other real estate owned as of March 31, 2016 and March 31, 2015.

Operating Expenses

Total operating expenses for the First Quarter of 2016 were up 2.7%, or $608,000, compared to the First Quarter of 2015.

Salaries and benefits expense for the First Quarter of 2016 increased 3% to $17,846,000 compared to the First Quarter of 2015 due to strategic investment in staff and technology to win and support new business and annual merit salary increases. This was offset by a decrease in retirement plan expense related to the use of new mortality tables and an increase in the discount rate.

Financial Condition

Total assets at March 31, 2016 were $1,377,018,000, a decrease of $78,488,000, or 5.4%, from December 31, 2015. The most significant change in asset balances during this period was a decrease in cash and cash equivalents of $107,826,000 offset by an increase of $25,562,000 in loans. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2016 were $1,167,983,000, a decrease of $80,145,000, or 6.4%, from December 31, 2015. Accounts and drafts payable at March 31, 2016 were $536,725,000, a decrease of $40,534,000, or 7.0%, from December 31, 2015. Interest-bearing deposits at March 31, 2016 were $421,564,000, a decrease of $43,097,000, or 9.3% from December 31, 2015. Total shareholders’ equity at March 31, 2016 was $209,035,000, a $1,657,000, or 0.8%, increase from December 31, 2015.

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

Total shareholders’ equity remained stable as a result of net income of $5,833,000 offset by $3,282,000 in shares purchased for treasury and dividends paid of $2,485,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $145,346,000 at March 31, 2016, a decrease of $107,826,000, or 42.6%, from December 31, 2015. At March 31, 2016, these assets represented 10.6% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable. Changes in the Company’s daily liquidity position are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $373,145,000 at March 31, 2016, a decrease of $2,551,000 from December 31, 2015. These assets represented 27.1% of total assets at March 31, 2016. Of this total, 98% were state and political subdivision securities. Of the total portfolio, 10.7% mature in one year, 16.4% mature in one to five years, and 72.9% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $78,000,000 at the following banks: Bank of America, $10,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $173,899,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of March 31, 2016 or December 31, 2015.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $39,411,000 of CDARS deposits and interest-bearing demand deposits include $73,018,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $7,162,000 for the three months ended March 31, 2016, compared to $9,904,000 for the three months ended March 31, 2015, a decrease of $2,742,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2016, which are estimated to range from $5 million to $7 million.

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

The relative level of energy costs can impact the Company’s earnings and available liquidity. Lower levels of energy costs will tend to decrease transportation and energy invoice amounts resulting in a corresponding decrease in accounts and drafts payable. Decreases in accounts and drafts payable generate lower interest income.

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses.

The Basel III Capital Rules require FDIC insured depository institutions to meet and maintain several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The FDIC also requires a minimum leverage ratio of 3%, defined as the ratio of Tier 1 capital less purchased mortgage serving rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly-rated banking organizations.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions like Cass, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in applicable regulations.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$211,072	22.25%	$212,717	23.31%
Cass Commercial Bank	103,112	16.60%	99,872	16.90%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$200,435	21.13%	$201,312	22.06%
Cass Commercial Bank	95,356	15.35%	92,470	15.65%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$200,435	21.13%	$201,312	22.06%
Cass Commercial Bank	95,356	15.35%	92,470	15.65%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$200,435	13.84%	$201,312	13.88%
Cass Commercial Bank	95,356	13.20%	92,470	13.15%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC Topic 842). This ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2016 has changed materially from that at December 31, 2015.

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

There were no changes in the First Quarter of 2016 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A.	RISK FACTORS

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2015, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2016, the Company repurchased a total of 75,882 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
January 1, 2016 – January 31, 2016	30,900	$49,80	30,900	457,379
February 1, 2016 – February 29, 2016	25,434	$49.59	25,434	431,945
March 1, 2016 – March 31, 2016	19,548	$49.70	19,548	412,397
Total	75,882	$49.70	75,882	412,397
1.	All repurchases made during the quarter ended March 31, 2016 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provided that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program was further modified by the Board of Directors on October 19, 2015 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2016.

ITEM 6.	EXHIBITS
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

CASS INFORMATION SYSTEMS, INC.

DATE: May 5, 2016	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

DATE: May 5, 2016	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)