Form 10-Q
period 2016-06-30
CASS INFORMATION SYSTEMS INC
filed 2016-08-02
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes                                            No               X

The number of shares outstanding of the registrant's only class of common stock as of July 26, 2016: Common stock, par value $.50 per share – 11,172,333 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	June 30, 2016 (unaudited) and December 31, 2015	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2016 and 2015 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2016 and 2015 (unaudited)	5

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2016 and 2015 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4.	CONTROLS AND PROCEDURES	28

PART II – Other Information – Items 1. – 6.		28

SIGNATURES		31

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

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30,
	2016	December 31,
	(Unaudited)	2015
Assets
Cash and due from banks	$7,963	$9,015
Interest-bearing deposits in other financial institutions	141,572	176,405
Federal funds sold and other short-term investments	124,598	67,752
Cash and cash equivalents	274,133	253,172
Securities available-for-sale, at fair value	368,041	375,696

Loans	698,134	659,055
Less: Allowance for loan losses	10,672	11,635
Loans, net	687,462	647,420
Premises and equipment, net	20,688	19,648
Investment in bank-owned life insurance	16,191	15,933
Payments in excess of funding	117,200	105,526
Goodwill	11,590	11,590
Other intangible assets, net	2,201	2,405
Other assets	23,678	24,116
Total assets	$1,521,184	$1,455,506

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$195,636	$181,823
Interest-bearing	435,359	464,661
Total deposits	630,995	646,484
Accounts and drafts payable	650,988	577,259
Other liabilities	28,939	24,385
Total liabilities	1,310,922	1,248,128

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at June 30, 2016
and December 31, 2015	5,966	5,966
Additional paid-in capital	125,915	126,290
Retained earnings	110,749	103,994
Common shares in treasury, at cost (761,290 shares at June 30,
2016 and 598,875 shares at December 31, 2015)	(30,631)	(22,208)
Accumulated other comprehensive loss	(1,737)	(6,664)
Total shareholders’ equity	210,262	207,378
Total liabilities and shareholders’ equity	$1,521,184	$1,455,506

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fee Revenue and Other Income:
Information services payment and processing	$20,880	$19,699	$40,425	$39,117
revenue
Bank service fees	289	299	647	600
Gains on sales of securities	79	690	387	1,639
Other	209	150	503	314
Total fee revenue and other income	21,457	20,838	41,962	41,670

Interest Income:
Interest and fees on loans	7,316	7,356	14,447	14,442
Interest and dividends on securities:
Taxable	21	12	33	15
Exempt from federal income taxes	2,437	2,322	4,831	4,625
Interest on federal funds sold and
other short-term investments	236	113	476	273
Total interest income	10,010	9,803	19,787	19,355

Interest Expense:
Interest on deposits	504	521	1,017	1,112
Net interest income	9,506	9,282	18,770	18,243
Provision for loan losses	—	—	(1,000)	—
Net interest income after provision for
loan losses	9,506	9,282	19,770	18,243
Total net revenue	30,963	30,120	61,732	59,913

Operating Expense:
Salaries and employee benefits	18,102	17,543	35,948	34,869
Occupancy	866	856	1,700	1,693
Equipment	1,110	1,070	2,165	2,141
Amortization of intangible assets	102	102	204	203
Other operating expense	2,879	3,069	5,958	6,042
Total operating expense	23,059	22,640	45,975	44,948
Income before income tax expense	7,904	7,480	15,757	14,965
Income tax expense	2,035	1,932	4,055	3,878
Net income	$5,869	$5,548	$11,702	$11,087

Basic earnings per share	$.53	$.49	$1.05	$.97
Diluted earnings per share	.52	.48	1.03	.96

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$5,869	$5,548	$11,702	$11,087
Other comprehensive income:
Net unrealized gain (loss) on securities
available-for-sale	4,538	(5,068)	8,212	(3,572)
Tax effect	(1,686)	1,884	(3,051)	1,327

Reclassification adjustments for gains
included in net income	(79)	(690)	(387)	(1,639)
Tax effect	29	242	143	574

Foreign currency translation adjustments	(35)	(7)	11	(71)
Total comprehensive income	$8,636	$1,909	$16,630	$7,706

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$11,702	$11,087
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,613	4,214
Net gains on sales of securities	(387)	(1,639)
Stock-based compensation expense	985	1,031
Provision for loan losses	(1,000)	—
Increase (decrease) in income tax benefit	16	(1,911)
Increase (decrease) in income tax liability	1,325	(284)
Increase in pension liability	2,010	2,419
Other operating activities, net	(1,512)	2,102
Net cash provided by operating activities	17,752	17,019

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	21,491	65,952
Proceeds from maturities of securities available-for-sale	19,609	21,460
Purchase of securities available-for-sale	(28,053)	(85,264)
Net increase in loans	(39,042)	(5,813)
Increase in payments in excess of funding	(11,674)	(283)
Purchases of premises and equipment, net	(2,631)	(3,384)
Net cash used in investing activities	(40,300)	(7,332)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	13,813	3,016
Net decrease in interest-bearing demand and savings deposits	(27,575)	(56,514)
Net decrease in time deposits	(1,728)	(9,291)
Net increase (decrease) in accounts and drafts payable	73,729	(70,896)
Cash dividends paid	(4,947)	(4,812)
Purchase of common shares for treasury	(9,217)	(6,128)
Other financing activities, net	(566)	(786)
Net cash provided by (used in) financing activities	43,509	(145,411)
Net increase (decrease) in cash and cash equivalents	20,961	(135,724)
Cash and cash equivalents at beginning of period	253,172	294,335
Cash and cash equivalents at end of period	$274,133	$158,611

Supplemental information:
Cash paid for interest	$1,009	$1,114
Cash paid for income taxes	2,787	3,634

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

Details of the Company’s intangible assets are as follows:

	June 30, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	(2,182)	$3,933	$(2,023)
Patents	72	(6)	72	(4)
Non-compete agreements	261	(235)	261	(209)
Software	234	(234)	234	(234)
Other	500	(142)	500	(125)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,817	$(3,026)	$16,817	$(2,822)
1Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $204,000 and $203,000 for the six-month periods ended June 30, 2016 and 2015, respectively. Estimated annual amortization of intangibles is as follows: $407,000 in 2016, and $356,000 in each of 2017, 2018, 2019 and 2020.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three months and six months ended June 30, 2016 and 2015. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share data)	2016	2015	2016	2015
Basic
Net income	$5,869	$5,548	$11,702	$11,087
Weighted-average common shares
outstanding	11,134,559	11,388,907	11,184,058	11,414,489
Basic earnings per share	$.53	$.49	$1.05	$.97

Diluted
Net income	$5,869	$5,548	$11,702	$11,087
Weighted-average common shares
outstanding	11,134,559	11,388,907	11,184,058	11,414,489
Effect of dilutive restricted stock
and stock appreciation rights	153,459	163,898	153,379	162,705
Weighted-average common shares
outstanding assuming dilution	11,288,018	11,552,805	11,337,437	11,577,194
Diluted earnings per share	$.52	$.48	$1.03	$.96

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 19, 2015, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 111,241 and 55,297 shares during the three-month periods and 187,123 and 124,585 for the six-month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, 301,156 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended June 30, 2016
Fee revenue and other income:
Income from customers	$24,436	$6,527	$—	$30,963
Intersegment income (expense)	2,815	403	(3,218)	—
Net income	3,478	2,391	—	5,869
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,201	—	—	2,201
Total assets	777,312	753,333	(9,461)	1,521,184
Three Months Ended June 30, 2015
Fee revenue and other income
Income from customers	$24,152	$5,968	$—	$30,120
Intersegment income (expense)	2,350	433	(2,783)	—
Net income	3,591	1,957	—	5,548
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,597	—	—	2,597
Total assets	709,754	675,777	(18,651)	1,366,880
Six Months Ended June 30, 2016
Fee revenue and other income:
Income from customers	$47,994	$13,738	$—	$61,732
Intersegment income (expense)	6,073	779	(6,852)	—
Net income	6,425	5,277	—	11,702
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,201	—	—	2,201
Total assets	777,312	753,333	(9,461)	1,521,184
Six Months Ended June 30, 2015
Fee revenue and other income
Income from customers	$48,426	$11,487	$—	$59,913
Intersegment income (expense)	4,544	856	(5,400)	—
Net income	7,407	3,680	—	11,087
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,597	—	—	2,597
Total assets	709,754	675,777	(18,651)	1,366,880

Note 6 – Loans by Type

A summary of loan categories is as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Commercial and industrial	$225,657	$193,430
Real estate
Commercial:
Mortgage	104,355	108,836
Construction	13,997	1,182
Church, church-related:
Mortgage	311,012	306,728
Construction	24,842	28,957
Industrial Revenue Bonds	18,204	19,831
Other	67	91
Total loans	$698,134	$659,055

The following table presents the aging of loans by loan categories at June 30, 2016 and December 31, 2015:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
June 30, 2016
Commercial and industrial	$225,657	$—	$—	$—	$—	$225,657
Real estate
Commercial:
Mortgage	104,080	—	—	—	275	104,355
Construction	13,997	—	—	—	—	13,997
Church, church-related:
Mortgage	309,936	989	—	—	87	311,012
Construction	24,842	—	—	—	—	24,842
Industrial Revenue Bonds	18,204	—	—	—	—	18,204
Other	67	—	—	—	—	67
Total	$696,783	$989	$—	$—	$362	$698,134
December 31, 2015
Commercial and industrial	$193,430	$—	$—	$—	$—	$193,430
Real estate
Commercial:
Mortgage	105,804	—	—	—	3,032	108,836
Construction	1,182	—	—	—	—	1,182
Church, church-related:
Mortgage	306,625	—	—	—	103	306,728
Construction	28,957	—	—	—	—	28,957
Industrial Revenue Bonds	19,831	—	—	—	—	19,831
Other	91	—	—	—	—	91
Total	$655,920	$—	$—	$—	$3,135	$659,055

The following table presents the credit exposure of the loan portfolio by internally credit grade as of June 30, 2016 and December 31, 2015:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
June 30, 2016
Commercial and industrial	$223,288	$2,369	$—	$225,657
Real estate
Commercial:
Mortgage	102,978	1,102	275	104,355
Construction	13,997	—	—	13,997
Church, church-related:
Mortgage	303,534	7,391	87	311,012
Construction	24,842	—	—	24,842
Industrial Revenue Bonds	18,204	—	—	18,204
Other	67	—	—	67
Total	$686,910	$10,862	$362	$698,134
December 31, 2015
Commercial and industrial	$190,303	$3,127	$—	$193,430
Real estate
Commercial:
Mortgage	104,642	1,162	3,032	108,836
Construction	1,182	—	—	1,182
Church, church-related:
Mortgage	299,135	7,490	103	306,728
Construction	28,957	—	—	28,957
Industrial Revenue Bonds	19,831	—	—	19,831
Other	91	—	—	91
Total	$644,141	$11,779	$3,135	$659,055
1Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
2Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At June 30, 2016, impaired loans were evaluated using the expected cash flow method. At December 31, 2015, all impaired loans were evaluated based on the fair value of the collateral and the expected cash flow method. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no loans delinquent 90 days or more and still accruing interest at June 30, 2016 and December 31, 2015. There were no loans classified as troubled debt restructuring at June 30, 2016 and December 31, 2015.

There were no foreclosed loans recorded as other real estate owned as of June 30, 2016, and December 31, 2015.

The following table presents the recorded investment and unpaid principal balance for impaired loans at June 30, 2016 and December 31, 2015:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
June 30, 2016
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	275	275	—
Church – Mortgage:
Nonaccrual	87	87	87
Total impaired loans	$362	$362	$87
December 31, 2015
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	3,032	3,032	1,039
Church – Mortgage:
Nonaccrual	103	103	103
Total impaired loans	$3,135	$3,135	$1,142

A summary of the activity in the allowance for loan losses from December 31, 2015 to June 30, 2016 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2015	Offs	Recoveries	Provision	2016
Commercial and industrial	$3,083	$—	$37	$497	$3,617
Real estate
Commercial:
Mortgage	2,803	—	—	(1,113)	1,690
Construction	9	—	—	96	105
Church, church-related:
Mortgage	4,082	—	—	34	4,116
Construction	217	—	—	(30)	187
Industrial Revenue Bonds	320	—	—	(34)	286
Other	1,121	—	—	(450)	671
Total	$11,635	$—	$37	$(1,000)	$10,672

A summary of the activity in the allowance for loan losses from December 31, 2014 to June 30, 2015 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2014	Offs	Recoveries	Provision	2015
Commercial and industrial	$3,515	$—	$7	$78	$3,600
Real estate
Commercial:
Mortgage	3,060	—	—	(57)	3,003
Construction	—	—	—	—	—
Church, church-related:
Mortgage	4,016	—	1	52	4,069
Construction	140	—	—	20	160
Industrial Revenue Bonds	394	—	—	(27)	367
Other	769	—	—	(66)	703
Total	$11,894	$—	$8	$—	$11,902

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2016 and December 31, 2015, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The balance of unused loan commitments, standby and commercial letters of credit were $23,093,000, $15,036,000, and $2,056,000 at June 30, 2016 and were $11,755,000, $11,581,000, and $1,857,000 at December 31, 2015, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at June 30, 2016:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$6,475	$1,421	$2,322	$1,676	$1,056
Time deposits	59,972	55,110	2,709	2,153	—
Total	$66,447	$56,531	$5,031	$3,829	$1,056

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the six months ended June 30, 2016, 34,925 restricted shares and 0 SARs were granted under the Omnibus Plan.

Restricted Stock

Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of June 30, 2016, the total unrecognized compensation expense related to non-vested restricted shares was $2,591,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.0 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended
	June 30, 2016
	Shares	Fair Value
Balance at December 31, 2015	69,041	$51.33
Granted	34,925	$49.95
Vested	(29,268)	$50.93
Balance at June 30, 2016	74,698	$50.59

SARs

SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of June 30, 2016, the total unrecognized compensation expense was $129,000, and the related weighted-average period over which it is expected to be recognized is 0.6 years. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2016:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2015	307,323	$36.57	5.99	$4,577
Exercised	(5,803)	$31.96
Outstanding at June 30, 2016	301,520	$36.66	5.49	4,536
Exercisable at June 30, 2016	289,356	$35.61	5.40	$4,657

Following is a summary of the activity of the non-vested SARs during the six-month period ended June 30, 2016:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2015	52,507	$51.17
Vested	(40,343)	$48.02
Non-vested at June 30, 2016	12,164	$61.64

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

	Estimated	Actual
(In thousands)	2016	2015
Service cost – benefits earned during the year	$3,527	$3,796
Interest cost on projected benefit obligations	3,480	3,178
Expected return on plan assets	(4,734)	(4,864)
Net amortization and deferral	1,200	1,542
Net periodic pension cost	$3,473	$3,652

Pension costs recorded to expense were $882,000 and $977,000 for the three-month periods ended June 30, 2016 and 2015, respectively, and totaled $1,759,000 and $1,968,000 for the six-month periods ended June 30, 2016 and 2015, respectively. Pension costs decreased in 2016 due to an increase in the discount rate assumption and the use of the updated mortality tables. The Company made no contribution to the plan during the six-month period ended June 30, 2016 and is evaluating the amount of additional contributions, if any, in the remainder of 2016.

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

Pension costs recorded to expense were $202,000 and $286,000 for the three-month periods ended June 30, 2016 and 2015, respectively, and were $403,000 and $571,000 for the six-month periods ended June 30, 2016 and 2015, respectively.

Note 10 – Income Taxes

As of June 30, 2016, the Company’s unrecognized tax benefits were approximately $1,326,000, of which $964,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2015, the Company’s unrecognized tax benefits were approximately $1,194,000, of which $861,000 would, if recognized, affect the Company’s effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $374,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $72,000 and $54,000 of gross interest accrued as of June 30, 2016 and December 31, 2015, respectively. There were no penalties for unrecognized tax benefits accrued at June 30, 2016 and December 31, 2015.

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

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$339,803	$20,362	$—	$360,165
Certificates of deposit	7,876	—	—	7,876
Total	$347,679	$20,362	$—	$368,041

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$356,531	$12,552	$13	$369,070
Certificates of deposit	6,626	—	—	6,626
Total	$363,157	$12,552	$13	$375,696

The fair values of securities with unrealized losses are as follows:

	June 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political	$2,503	$—	$—	$—	$2,503	$—
subdivisions
Certificates of deposit	—	—	—	—	—	—
Total	$2,503	$—	$—	$—	$2,503	$—

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political	$3,638	$5	$1,208	$8	$4,846	$13
subdivisions
Certificates of deposit	—	—	—	—	—	—
Total	$3,638	$5	$1,208	$8	$4,846	$13

There were four securities, or less than 1% of the total (none greater than 12 months) in an unrealized loss position as of June 30, 2016. There were 5 securities, or 1% of the total (1 greater than 12 months), in an unrealized loss position as of December 31, 2015. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2016
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$40,517	$40,998
Due after 1 year through 5 years	53,112	55,288
Due after 5 years through 10 years	134,465	144,119
Due after 10 years	119,585	127,636
Total	$347,679	$368,041

Proceeds from sales of investment securities classified as available for sale were $2,452,000 and $20,754,000 for the three months ended June 30, 2016 and 2015, respectively, and were $21,491,000 and $65,952,000 for the six months ended June 30, 2016 and 2015, respectively. Gross realized gains were $79,000 and $690,000 for the three months ended June 30, 2016 and 2015, respectively, and were $387,000 and $1,639,000 for the six months ended June 30, 2016 and 2015, respectively. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at June 30, 2016.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2016		December 31, 2015
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$274,133	$274,133	$253,172	$253,172
Investment securities	368,041	368,041	375,696	375,696
Loans, net	687,462	688,697	647,420	649,161
Accrued interest receivable	6,345	6,345	6,647	6,647
Total	$1,335,981	$1,337,216	$1,282,935	$1,284,676
Balance sheet liabilities:
Deposits	$630,995	$631,360	$646,484	$646,892
Accounts and drafts payable	650,988	650,988	577,259	577,259
Accrued interest payable	43	43	35	35
Total	$1,282,026	$1,282,391	$1,223,778	$1,224,186

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2016 and 2015. No financial instruments are measured using Level 3 inputs for the six months ended June 30, 2016 and 2015.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2016, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as environmental and telecommunications expense and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from transportation, energy, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary provides banking services in the St. Louis metropolitan, Orange County, California, Colorado Springs, Colorado, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2016 (“Second Quarter of 2016”) compared to the three-month period ended June 30, 2015 (“Second Quarter of 2015”) and the six-month period ended June 30, 2016 (“First Half of 2016”) compared to the six-month period ended June 30, 2015 (“First Half of 2015”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2015 Annual Report on Form 10-K. Results of operations for the Second Quarter and First Half of 2016 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter of			First Half of
			%			%
(In thousands except per share data)	2016	2015	Change	2016	2015	Change
Net income	$5,869	$5,548	5.8	$11,702	$11,087	5.5
Diluted earnings per share	$.52	$.48	8.3	$1.03	$.96	7.3
Return on average assets	1.59%	1.58%	—	1.60%	1.56%	—
Return on average equity	11.44%	11.27%	—	11.41%	11.29%	—

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

	Second Quarter of			First Half of
			%			%
(In thousands)	2016	2015	Change	2016	2015	Change
Transportation invoice transaction
volume	8,776	8,969	(2.2)%	16,888	17,094	(1.2)%
Transportation invoice dollar
volume	$5,800,675	$6,541,917	(11.3)%	$11,243,007	$12,598,628	(10.8)%
Expense management transaction
volume*	5,667	5,021	12.9%	10,955	10,062	8.9%
Expense management dollar
volume*	$2,775,639	$2,755,930	0.7%	$5,581,132	$5,739,120	(2.8)%
Payment and processing revenue	$20,880	$19,699	6.0%	$40,425	$39,117	3.3%
*Includes energy, telecom and waste

Second Quarter of 2016 compared to Second Quarter of 2015:

In the transportation group, new accounts boosted transaction volume, but multiple factors more than offset the benefits of that growth. The foremost impediment was declining activity from existing customers, especially those involved in oil and gas production. Transportation dollar volume was also retarded by lower fuel prices which reduced average invoice amounts. The decrease in dollar volume lowered fees from carrier services. The expense management group had 12.9% growth in transaction volume, the result of highly focused and successful marketing efforts that generated a number of new customers. Expense management dollar volume was also up for the quarter.

There were gains of $79,000 on sales of securities in the Second Quarter of 2016, compared to $690,000 in the Second Quarter of 2015.

First Half of 2016 compared to First Half of 2015:

Transportation transaction and dollar volumes as well as expense management transaction volumes fluctuated for the same reasons as the Second Quarter. Expense management dollar volume decreased due to a change in the mix of its customer base.

There were $387,000 gains on sales of securities in the First Half of 2016, compared to $1,639,000 in the First Half of 2015.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Second Quarter of			First Half of
			%			%
(In thousands)	2016	2015	Change	2016	2016	Change
Average earnings assets	$1,289,339	$1,209,959	6.6%	$1,275,824	$1,235,878	3.2%
Average interest-bearing liabilities	426,287	401,354	6.2%	425,834	427,545	(0.4)%
Net interest income*	10,896	10,617	2.6%	21,528	20,903	3.0%
Net interest margin*	3.40%	3.52%		3.39%	3.41%
Yield on earning assets*	3.56%	3.69%		3.55%	3.59%
Rate on interest-bearing liabilities	.48%	.52%		.48%	.52%
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2016 compared to Second Quarter of 2015:

Second Quarter of 2016 average earning assets increased $79,380,000, or 6.6%, compared to the same period in the prior year (see discussion in the following paragraphs).

Average federal funds sold and other short-term investments increased $26,856,000, or 29.0%, average investment securities increased $28,123,000, or 8.9%, and interest bearing deposits in other financial institutions increased $15,601,000, or 14.4%, for the Second Quarter of 2016 as compared to the Second Quarter of 2015. This was due to an increase in deposits (see discussion in following paragraph) and accounts and drafts payable balances.

Total average interest-bearing deposits for the Second Quarter of 2016 increased $24,933,000, or 6.2%, compared to the Second Quarter of 2015. Average interest-bearing demand deposits increased $33,233,000, or 10.6%, for the Second Quarter of 2016. This was partially offset by a decrease in time deposits of $11,388,000 or 15.7%.

Net interest margin and yield on earning assets decreased due to a less favorable mix of earning assets in the Second Quarter of 2016. However, the 6.6% increase in the volume of earning assets more than offset the decrease in yield and resulted in a 2.6% increase in net interest income.

First Half of 2016 compared to First Half of 2015:

First Half of 2016 average earning assets increased $39,946,000, or 3.2%, compared to the same period in the prior year (see discussion in the following paragraphs).

Average investment securities increased $29,904,000, or 9.5%, for the First Half of 2016 as compared to the First Half of 2015 as the Company took advantage of market opportunities and an increase in non-interest bearing deposits.

Total average interest-bearing deposits for the First Half of 2016 remained relatively stable compared to the First Half of 2015. For the First Half of 2016, time deposits decreased $13,689,000, or 18.3%, which was offset by an increase in interest bearing demand of $9,555,000, or 2.8%.

Net interest margin and yield on earning assets decreased slightly, however, the 3.2% increase in the volume of earning assets more than offset the slight decrease in yield and resulted in a 3.0% increase in net interest income.

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

	Second Quarter of 2016			Second Quarter of 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$674,227	$7,173	4.28%	$665,788	$7,199	4.34%
Tax-exempt[4]	18,521	221	4.80	22,028	242	4.41
Investment securities[5]:
Taxable	1,196	10	3.36	1,189	10	3.37
Tax-exempt[4]	344,248	3,748	4.38	316,132	3,572	4.53
Certificates of deposit	7,618	12.63		3,750	2.21
Interest-bearing deposits in
other financial institutions	124,045	154.50		108,444	84.31
Federal funds sold and other
short-term investments	119,484	82.28		92,628	29.13
Total earning assets	1,289,339	11,400	3.56	1,209,959	11,138	3.69
Non-earning assets
Cash and due from banks	11,481			13,227
Premises and equipment, net	20,496			18,223
Bank-owned life insurance	16,110			15,602
Goodwill and other
intangibles	13,851			14,237
Other assets	147,701			148,015
Allowance for loan losses	(10,649)			(11,901)
Total assets	$1,488,329			$1,407,362
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$347,598	$345.40%		$314,365	$335.43%
Savings deposits	17,634	21.48		14,535	16.44
Time deposits >= $100	21,676	66	1.22	25,032	81	1.30
Other time deposits	39,379	72.74		47,411	89.75
Federal funds purchased	—	—	—	11	—	—
Total interest-bearing deposits	426,287	504.48		401,354	521.52
Non-interest bearing liabilities
Demand deposits	187,668			155,350
Accounts and drafts payable	641,013			624,987
Other liabilities	27,069			28,225
Total liabilities	1,282,037			1,209,916
Shareholders’ equity	206,292			197,446
Total liabilities and
shareholders’ equity	$1,488,329			$1,407,362
Net interest income		$10,896			$10,617
Net interest margin			3.40%			3.52%
Interest spread			3.08			3.17
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2015 consolidated financial statements, filed with the Company’s 2015 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $93,000 and $170,000 for the Second Quarter of 2016 and 2015, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,390,000 and $1,135,000 for the Second Quarter of 2016 and 2015, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2016			First Half of 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$659,782	$14,157	4.31%	$655,913	$14,126	4.34%
Tax-exempt[4]	18,929	447	4.75	22,434	486	4.37
Investment securities[5]:
Taxable	1,193	10	1.69	1,146	11	1.94
Tax-exempt[4]	343,430	7,432	4.35	313,573	7,115	4.58
Certificates of deposit	7,265	23.64		3,750	4.22
Interest-bearing deposits in other
financial institutions	130,540	323.50		142,888	210.30
Federal funds sold and other
short-term investments	114,685	153.27		96,174	63.13
Total earning assets	1,275,824	22,545	3.55	1,235,878	22,015	3.59
Non-earning assets
Cash and due from banks	11,523			13,148
Premises and equipment, net	20,167			17,865
Bank-owned life insurance	16,045			15,541
Goodwill and other
intangibles	13,902			14,274
Other assets	141,804			148,843
Allowance for loan losses	(11,137)			(11,898)
Total assets	$1,468,128			$1,433,651
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$346,326	$695.40%		$336,771	$723.43%
Savings deposits	18,290	44.48		15,861	35.44
Time deposits >= $100	22,520	133	1.19	25,954	162	1.26
Other time deposits	38,698	145.75		48,953	192.79
Federal funds purchased	—	—	—	6	—	—
Total interest-bearing deposits	425,834	1,017.48		427,545	1,112.52
Non-interest bearing liabilities
Demand deposits	184,129			158,784
Accounts and drafts payable	626,508			621,294
Other liabilities	25,468			27,960
Total liabilities	1,261,939			1,235,583
Shareholders’ equity	206,189			198,068
Total liabilities and
shareholders’ equity	$1,468,128			$1,433,651
Net interest income		$21,528			$20,903
Net interest margin			3.39%			3.41%
Interest spread			3.07			3.07
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2015 consolidated financial statements, filed with the Company’s 2015 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $235,000 and $229,000 for the First Half of 2016 and 2015, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $2,758,000 and $2,660,000 for the First Half of 2016 and 2015, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Second Quarter of 2016 Over
	Second Quarter of 2015
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$81	$(107)	$(26)
Tax-exempt[3]	(41)	20	(21)
Investment securities:
Taxable	—	—	—
Tax-exempt[3]	302	(126)	176
Certificates of deposit	3	7	10
Interest-bearing deposits in other financial institutions	11	59	70
Federal funds sold and other short-term investments	10	43	53
Total interest income	366	(104)	262
Interest expense on:
Interest-bearing demand deposits	33	(23)	10
Savings deposits	4	1	5
Time deposits >=$100	(11)	(4)	(15)
Other time deposits	(15)	(2)	(17)
Total interest expense	11	(28)	(17)
Net interest income	$355	$(76)	$279
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	First Half of 2016 Over
	First Half of 2015
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$102	$(71)	$31
Tax-exempt[3]	(80)	41	(39)
Investment securities:
Taxable	—	(1)	(1)
Tax-exempt[3]	672	(355)	317
Certificates of deposit	6	13	19
Interest-bearing deposits in other financial institutions	(20)	133	113
Federal funds sold and other short-term investments	15	75	90
Total interest income	695	(165)	530
Interest expense on:
Interest-bearing demand deposits	21	(49)	(28)
Savings deposits	6	3	9
Time deposits >=$100	(20)	(9)	(29)
Other time deposits	(40)	(7)	(47)
Total interest expense	(33)	(62)	(95)
Net interest income	$728	$(103)	$625
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results can be the provision for loan losses. Provision for loan losses were $0 during the Second Quarter of 2016 and the Second Quarter of 2015. Due to the improved assessment of the overall quality of the Company’s loan portfolio, primarily due to the payoff of a large nonperforming loan, a negative loan loss provision of ($1,000,000) was recorded during the First Half of 2016. There was no loan loss provision recorded in the First Half of 2015. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $35,000 and $4,000 during the Second Quarter of 2016 and the Second Quarter of 2015, respectively. Net loan recoveries were $37,000 in the First Half of 2016 and $8,000 during the First Half of 2015, respectively.

The ALLL at June 30, 2016 was $10,672,000 and at December 31, 2015 was $11,635,000. The ratio of ALLL to total loans outstanding at June 30, 2016 was 1.53% compared to 1.77% at December 31, 2015. Nonperforming loans were $362,000, or .05%, of total loans at June 30, 2016 compared to $3,135,000, or .48%, of total loans at December 31, 2015. These loans, which are also considered impaired, consisted of two nonaccrual loans at June 30, 2016. Total nonaccrual loans decreased $2,773,000 from December 31, 2015 to June 30, 2016, primarily due to the payoff of two loans.

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

For loans that are individually evaluated, the Company uses two impairment measurement methods: 1) the present value of expected future cash flows and 2) collateral value. For the remainder of the portfolio, the Company groups loans with similar risk characteristics into eight segments and applies historical loss rates to each segment based on a five fiscal-year look-back period. In addition, qualitative factors including credit concentration risk, national and local economic conditions, nature and volume of loan portfolio, legal and regulatory factors, downturns in specific industries including losses in collateral value, trends in credit quality at the Company and in the banking industry and trends in risk-rating agencies are also considered.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Second Quarter of		First Half of
(In thousands)	2016	2015	2016	2015
Allowance at beginning of period	$10,637	$11,898	$11,635	$11,894
Provision charged to expense	—	—	(1,000)	—
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	35	4	37	8
Net recoveries	35	4	37	8
Allowance at end of period	$10,672	$11,902	$10,672	$11,902
Loans outstanding:
Average	$692,748	$687,816	$678,711	$678,347
June 30	698,134	675,167	698,134	675,167
Ratio of ALLL to loans outstanding:
Average	1.54%	1.73%	1.57%	1.75%
June 30	1.53%	1.76%	1.53%	1.76%
Impaired loans:
Nonaccrual loans	$362	$3,177	$362	$3,177
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$362	$3,177	$362	$3,177
Foreclosed assets	$—	—	$—	—
Impaired loans as percentage of average loans	.05%	.46%	.05%	.47%

The Bank had no property carried as other real estate owned as of June 30, 2016 or December 31, 2015.

Operating Expenses

Total operating expenses for the Second Quarter of 2016 were up 1.9%, or $419,000, compared to the Second Quarter of 2015 and were up $1,027,000 for the First Half of 2016 compared to the First Half of 2015.

Salaries and benefits expense for the Second Quarter of 2016 increased $559,000 compared to the Second Quarter of 2015 and increased $1,079,000 to $35,948,000 for the First Half of 2016 compared to the First Half of 2015 due to strategic investment in staff and technology to win and support new business, annual merit increases, and higher health insurance expense. This was offset by a decrease in retirement plan expense related to the use of new mortality tables and an increase in the discount rate.

Equipment expense for the Second Quarter of 2016 increased $40,000, or 3.7%, compared to the Second Quarter of 2015 and $24,000, or 1.1%, for the First Half of 2016 from the First Half of 2015.

Other operating expenses for the Second Quarter of 2016 decreased $190,000, or 6.2%, compared to the Second Quarter of 2015 due to a decrease in postage and supply expense. Other operating expenses decreased $84,000 for the First Half of 2016 compared to the First Half of 2015 due to lower legal fees and postage and supply expense.

Income tax expense for the Second Quarter of 2016 increased $103,000 compared to the Second Quarter of 2015 and increased $177,000 for the First Half of 2016 compared to the First Half of 2015. The effective tax rate was 25.7% and 25.8% for the Second Quarters of 2016 and 2015, respectively, and was 25.7% and 25.9% for the First Halves of 2016 and 2015, respectively.

Financial Condition

Total assets at June 30, 2016 were $1,521,184,000, an increase of $65,678,000, or 4.5%, from December 31, 2015. The most significant changes in asset balances during this period were an increase of $39,079,000 in loans and an increase of $20,961,000 in cash and cash equivalents. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2016 were $1,310,922,000, an increase of $62,974,000, or 5.0%, from December 31, 2015. Accounts and drafts payable at June 30, 2016 were $650,988,000, an increase of $73,729,000, or 12.8%. Total deposits decreased $15,489,000, or 2.4%, from December 31, 2015. Total shareholders’ equity at June 30, 2016 was $210,262,000, a $2,884,000, or 1.4%, increase from December 31, 2015.

Accounts and drafts payable will fluctuate from period-end to period-end due to the payment processing cycle, which results in lower balances on days when payments clear and higher balances on days when payments are issued. For this reason, average balances are a more meaningful measure of accounts and drafts payable (for average balances refer to the tables under the “Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rate and Interest Differential” section of this report).

The increase in total shareholders’ equity of $2,884,000 resulted primarily from net income of $11,702,000 and a decrease of $4,927,000 in accumulated other comprehensive loss. These were offset by an increase in common shares in treasury of $8,423,000 as a result of share repurchase activity and dividends paid of $4,947,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments was $274,133,000 at June 30, 2016, an increase of $20,961,000, or 8.3%, from December 31, 2015. At June 30, 2016, these assets represented 18.0% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $368,041,000 at June 30, 2016, a decrease of $7,655,000 from December 31, 2015. These assets represented 24.2% of total assets at June 30, 2016. Of this total, 98% were state and political subdivision securities. Of the total portfolio, 11.1% mature in one year or less, 15.0% mature in one to five years, and 73.9% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $78,000,000 at the following banks: Bank of America, $10,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $179,049,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of June 30, 2016 or December 31, 2015.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $37,413,000 of CDARS deposits and interest-bearing demand deposits include $75,298,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $17,752,000 for the First Half of 2016, compared with $17,019,000 for the First Half of 2015, an increase of $733,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2016, which are estimated to range from $5 million to $7 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$209,594	21.32%	$212,717	23.31%
Cass Commercial Bank	105,551	16.07%	99,872	16.90%
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	$198,922	20.24%	$201,312	22.06%
Cass Commercial Bank	97,747	14.88%	92,470	15.65%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$198,922	20.24%	$201,312	22.06%
Cass Commercial Bank	97,747	14.88%	92,470	15.65%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$198,922	13.37%	$201,312	13.88%
Cass Commercial Bank	97,747	13.36%	92,470	13.15%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU, the amendments are effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively. The impact of the adoption of this ASU is currently being evaluated but is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 – Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The impact of the adoption of this ASU is currently being evaluated but is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In June 2016, the FASB issued ASU No. 2016-13 - Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held. Under this standard, it will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. The impact of the adoption of this ASU is currently being evaluated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15.0% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company’s most recent evaluation, management does not believe the Company’s risk position at June 30, 2016 has changed materially from that at December 31, 2015.

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

There were no changes in the Second Quarter of 2016 in the Company’s internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
During the three months ended June 30, 2016, the Company repurchased a total of 111,241 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
April 1, 2016 –
April 30, 2016	38,409	$49.46	38,409	373,988
May 1, 2016 –
May 31, 2016	50,946	$48.33	50,946	323,042
June 1, 2016 –
June 30, 2016	21,886	$49.41	21,886	301,156
Total	111,241	$48.94	111,241	301,156
1.	All repurchases made during the quarter ended June 30, 2016 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provided that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program was further modified by the Board of Directors on October 19, 2015 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2016.

ITEM 6. EXHIBITS

Exhibit 3.1 Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

Exhibit 3.2 Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

Exhibit 3.3 Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

Exhibit 3.4 Second Amended and Restated Bylaws of Registrant, as amended effective July 18, 2016, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 21, 2016.

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

CASS INFORMATION SYSTEMS, INC.

DATE:	August 2, 2016	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 2, 2016	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)