Form 10-Q
period 2016-09-30
CASS INFORMATION SYSTEMS INC
filed 2016-11-02
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 2016

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

Commission File No. 000-20827

_________________
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

Yes           X                No       _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes           X                No       _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)	Large Accelerated Filer _______	Accelerated Filer X

	Non-Accelerated Filer _______ (Do not check if a smaller reporting company)	Smaller Reporting Company _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes      _____            No            X

The number of shares outstanding of the registrant's only class of common stock as of October 26, 2016: Common stock, par value $.50 per share – 11,176,204 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	September 30, 2016 (unaudited) and December 31, 2015	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2016 and 2015 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and nine months ended September 30, 2016 and 2015 (unaudited)	5

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2016 and 2015 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4.	CONTROLS AND PROCEDURES	28

PART II – Other Information – Items 1. – 6.		28

SIGNATURES		30

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30,
	2016	December 31,
	(Unaudited)	2015
Assets
Cash and due from banks	$13,437	$9,015
Interest-bearing deposits in other financial institutions	117,789	176,405
Federal funds sold and other short-term investments	171,877	67,752
Cash and cash equivalents	303,103	253,172
Securities available-for-sale, at fair value	382,671	375,696

Loans	684,874	659,055
Less: Allowance for loan losses	10,673	11,635
Loans, net	674,201	647,420
Premises and equipment, net	20,776	19,648
Investment in bank-owned life insurance	16,319	15,933
Payments in excess of funding	111,334	105,526
Goodwill	11,590	11,590
Other intangible assets, net	2,099	2,405
Other assets	25,560	24,116
Total assets	$1,547,653	$1,455,506

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$202,384	$181,823
Interest-bearing	421,629	464,661
Total deposits	624,013	646,484
Accounts and drafts payable	682,762	577,259
Other liabilities	28,566	24,385
Total liabilities	1,335,341	1,248,128

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at September 30,
2016 and December 31, 2015	5,966	5,966
Additional paid-in capital	126,016	126,290
Retained earnings	114,513	103,994
Common shares in treasury, at cost (755,405 shares at September 30,
2016 and 598,875 shares at December 31, 2015)	(30,460)	(22,208)
Accumulated other comprehensive loss	(3,723)	(6,664)
Total shareholders’ equity	212,312	207,378
Total liabilities and shareholders’ equity	$1,547,653	$1,455,506

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fee Revenue and Other Income:
Information services payment and processing	$21,737	$19,781	$62,162	$58,898
revenue
Bank service fees	284	308	931	908
Gains on sales of securities	—	1,271	387	2,910
Other	127	154	630	468
Total fee revenue and other income	22,148	21,514	64,110	63,184

Interest Income:
Interest and fees on loans	7,264	7,086	21,711	21,528
Interest and dividends on securities:
Taxable	36	5	69	20
Exempt from federal income taxes	2,386	2,371	7,217	6,996
Interest on federal funds sold and
other short-term investments	299	119	775	392
Total interest income	9,985	9,581	29,772	28,936

Interest Expense:
Interest on deposits	505	498	1,522	1,610
Net interest income	9,480	9,083	28,250	27,326
Provision for loan losses	—	—	(1,000)	—
Net interest income after provision for
loan losses	9,480	9,083	29,250	27,326
Total net revenue	31,628	30,597	93,360	90,510

Operating Expense:
Personnel	18,319	17,761	54,267	52,630
Occupancy	860	872	2,560	2,565
Equipment	1,124	1,067	3,289	3,208
Amortization of intangible assets	101	103	305	306
Other operating expense	3,147	2,831	9,105	8,873
Total operating expense	23,551	22,634	69,526	67,582
Income before income tax expense	8,077	7,963	23,834	22,928
Income tax expense	1,855	2,083	5,910	5,961
Net income	$6,222	$5,880	$17,924	$16,967

Basic earnings per share	$.56	$.52	$1.61	$1.49
Diluted earnings per share	.55	.51	1.58	1.47

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$6,222	$5,880	$17,924	$16,967
Other comprehensive income:
Net unrealized gain (loss) on securities
available-for-sale	(3,176)	3,301	5,036	(327)
Tax effect	1,180	(1,226)	(1,871)	122

Reclassification adjustments for gains
included in net income	—	(1,271)	(387)	(2,910)
Tax effect	—	472	143	1,081

Foreign currency translation adjustments	9	2	20	(69)
Total comprehensive income	$4,235	$7,158	$20,865	$14,864

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$17,924	$16,967
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,964	6,476
Net gains on sales of securities	(387)	(2,910)
Stock-based compensation expense	1,471	1,543
Provision for loan losses	(1,000)	—
Increase in income tax benefit	(121)	(1,156)
Increase in income tax liability	973	1,513
Increase in pension liability	3,102	3,626
Other operating activities, net	(3,311)	(254)
Net cash provided by operating activities	25,615	25,805

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	21,491	99,347
Proceeds from maturities of securities available-for-sale	29,970	31,390
Purchase of securities available-for-sale	(57,637)	(142,014)
Net increase in loans	(25,781)	(1,508)
Net (increase) decrease in payments in excess of funding	(5,808)	11,368
Purchases of premises and equipment, net	(3,549)	(4,320)
Net cash used in investing activities	(41,314)	(5,737)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	20,561	13,938
Net decrease in interest-bearing demand and savings deposits	(37,855)	(41,054)
Net decrease in time deposits	(5,177)	(13,611)
Net increase (decrease) in accounts and drafts payable	105,503	(30,198)
Cash dividends paid	(7,406)	(7,203)
Purchase of common shares for treasury	(9,217)	(9,426)
Other financing activities, net	(779)	(767)
Net cash provided by (used in) financing activities	65,630	(88,321)
Net increase (decrease) in cash and cash equivalents	49,931	(68,253)
Cash and cash equivalents at beginning of period	253,172	294,335
Cash and cash equivalents at end of period	$303,103	$226,082

Supplemental information:
Cash paid for interest	$1,517	$3,313
Cash paid for income taxes	5,128	4,501

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

Details of the Company’s intangible assets are as follows:

	September 30, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(2,262)	$3,933	$(2,023)
Patents	72	(7)	72	(4)
Non-compete agreements	261	(248)	261	(209)
Software	234	(234)	234	(234)
Other	500	(150)	500	(125)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,817	$(3,128)	$16,817	$(2,822)
[1]Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $305,000 and $306,000 for the nine-month periods ended September 30, 2016 and 2015, respectively. Estimated annual amortization of intangibles is as follows: $408,000 in 2016, and $356,000 in each of 2017, 2018, 2019 and 2020.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the nine months ended September 30, 2016 and 2015. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share data)	2016	2015	2016	2015
Basic
Net income	$6,222	$5,880	$17,924	$16,967
Weighted-average common shares
outstanding	11,110,824	11,329,002	11,159,469	11,385,680
Basic earnings per share	$.56	$.52	$1.61	$1.49

Diluted
Net income	$6,222	$5,880	$17,924	$16,967
Weighted-average common shares
outstanding	11,110,824	11,329,002	11,159,469	11,385,680
Effect of dilutive restricted stock
and stock appreciation rights	158,541	158,177	155,112	161,005
Weighted-average common shares
outstanding assuming dilution
assuming dilution	11,269,365	11,487,179	11,314,581	11,546,685
Diluted earnings per share	$.55	$.51	$1.58	$1.47

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 19, 2015, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 0 and 68,105 shares during the three-month periods and 187,123 and 192,690 during the nine-month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, 301,156 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions. On October 17, 2016, the Company’s Board of Directors restored the repurchase program to 500,000 shares.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended September 30, 2016
Fee revenue and other income:
Income from customers	$25,090	$6,538	$—	$31,628
Intersegment income (expense)	2,797	416	(3,213)	—
Net income	3,806	2,416	—	6,222
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,099	—	—	2,099
Total assets	808,568	742,933	(3,848)	1,547,653
Three Months Ended September 30, 2015
Fee revenue and other income
Income from customers	$24,694	$5,903	$—	$30,597
Intersegment income (expense)	2,310	410	(2,720)	—

Net income	3,961	1,919	—	5,880
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,507	—	—	2,507
Total assets	751,264	713,173	(30,917)	1,433,520
Nine Months Ended September 30, 2016
Fee revenue and other income:
Income from customers	$73,084	$20,276	$—	$93,360
Intersegment income (expense)	8,870	1,195	(10,065)	—
Net income	10,231	7,693	—	17,924
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,099	—	—	2,099
Total assets	808,568	742,933	(3,848)	1,547,653
Nine Months Ended September 30, 2015
Fee revenue and other income
Income from customers	$73,120	$17,390	$—	$90,510
Intersegment income (expense)	6,854	1,266	(8,120)	—
Net income	11,368	5,599	—	16,967
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,507	—	—	2,507
Total assets	751,264	713,173	(30,917)	1,433,520

Note 6 – Loans by Type

A summary of loan categories is as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Commercial and industrial	$213,060	$193,430
Real estate
Commercial:
Mortgage	102,569	108,836
Construction	13,704	1,182
Church, church-related:
Mortgage	322,800	306,728
Construction	15,094	28,957
Industrial Revenue Bonds	17,390	19,831
Other	257	91
Total loans	$684,874	$659,055

The following table presents the aging of loans by loan categories at September 30, 2016 and December 31, 2015:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
September 30, 2016
Commercial and industrial	$213,060	$—	$—	$—	$—	$213,060
Real estate
Commercial:
Mortgage	102,309	—	—	—	260	102,569
Construction	13,704	—	—	—	—	13,704
Church, church-related:
Mortgage	321,631	105	—	984	80	322,800
Construction	15,094	—	—	—	—	15,094
Industrial Revenue Bonds	17,390	—	—	—	—	17,390
Other	257	—	—	—	—	257
Total	$683,445	$105	$—	$984	$340	$684,874
December 31, 2015
Commercial and industrial	$193,430	$—	$—	$—	$—	$193,430
Real estate
Commercial:
Mortgage	105,804	—	—	—	3,032	108,836
Construction	1,182	—	—	—	—	1,182
Church, church-related:
Mortgage	306,625	—	—	—	103	306,728
Construction	28,957	—	—	—	—	28,957
Industrial Revenue Bonds	19,831	—	—	—	—	19,831
Other	91	—	—	—	—	91
Total	$655,920	$—	$—	$—	$3,135	$659,055

The following table presents the credit exposure of the loan portfolio as of September 30, 2016 and December 31, 2015:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
September 30, 2016
Commercial and industrial	$210,824	$2,236	$—	$213,060
Real estate
Commercial:
Mortgage	101,238	1,071	260	102,569
Construction	13,704	—	—	13,704
Church, church-related:
Mortgage	315,516	7,204	80	322,800
Construction	15,094	—	—	15,094
Industrial Revenue Bonds	17,390	—	—	17,390
Other	257	—	—	257
Total	$674,023	$10,511	$340	$684,874
December 31, 2015
Commercial and industrial	$190,303	$3,127	$—	$193,430
Real estate
Commercial:
Mortgage	104,642	1,162	3,032	108,836
Construction	1,182	—	—	1,182
Church, church-related:
Mortgage	299,135	7,490	103	306,728
Construction	28,957	—	—	28,957
Industrial Revenue Bonds	19,831	—	—	19,831
Other	91	—	—	91
Total	$644,141	$11,779	$3,135	$659,055

1Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
2Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At September 30, 2016, impaired loans were evaluated using the expected cash flow method. At December 31, 2015, all impaired loans were evaluated based on the fair value of the collateral and the expected cash flow method. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. One loan was delinquent 90 days and still accruing interest at September 30, 2016, which was brought current on October 4, 2016 and has a sale contract that will pay the loan in full upon closing. Therefore, it is not considered impaired. There were no loans delinquent 90 days or more and still accruing interest at December 31, 2015. There were no loans classified as troubled debt restructuring at September 30, 2016 and December 31, 2015.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of September 30, 2016 and December 31, 2015.

The following table presents the recorded investment and unpaid principal balance for impaired loans at September 30, 2016 and December 31, 2015:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
September 30, 2016
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	260	260	—
Church – Mortgage:
Nonaccrual	80	80	80
Total impaired loans	$340	$340	$80
December 31, 2015
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	3,032	3,032	1,039
Church – Mortgage:
Nonaccrual	103	103	103
Total impaired loans	$3,135	$3,135	$1,142

A summary of the activity in the allowance for loan losses from December 31, 2015 to September 30, 2016 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2015	Offs	Recoveries	Provision	2016
Commercial and industrial	$3,083	$—	$38	$217	$3,338
Real estate
Commercial:
Mortgage	2,803	—	—	(1,179)	1,624
Construction	9	—	—	93	102
Church, church-related:
Mortgage	4,082	—	—	48	4,130
Construction	217	—	—	(102)	115
Industrial Revenue Bonds	320	—	—	(47)	273
Other	1,121	—	—	(30)	1,091
Total	$11,635	$—	$38	$(1,000)	$10,673

A summary of the activity in the allowance for loan losses from December 31, 2014 to September 30, 2015 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2014	Offs	Recoveries	Provision	2015
Commercial and industrial	$3,515	$30	$10	$(133)	$3,362
Real estate
Commercial:
Mortgage	3,060	—	5	(3)	3,062
Construction	—	—	—	1	1
Church, church-related:
Mortgage	4,016	—	2	127	4,145
Construction	140	—	—	10	150
Industrial Revenue Bonds	394	—	—	(50)	344
Other	769	—	1	48	818
Total	$11,894	$30	$18	$0	$11,882

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2016 and December 31, 2015, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The balance of unused loan commitments, standby and commercial letters of credit were $15,976,000, $14,238,000, and $1,820,000 at September 30, 2016 and were $11,755,000, $11,581,000, and $1,857,000 at December 31, 2015, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at September 30, 2016:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$6,119	$1,416	$2,192	$1,605	$906
Time deposits	56,523	49,340	4,967	2,216	—
Total	$62,642	$50,756	$7,159	$3,821	$906

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the nine months ended September 30, 2016, 35,330 restricted shares and 0 SARs were granted under the Omnibus Plan.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of September 30, 2016, the total unrecognized compensation expense related to non-vested restricted shares was $2,120,000, and the related weighted-average period over which it is expected to be recognized is approximately .8 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended
	September 30, 2016
	Shares	Fair Value
Balance at December 31, 2015	69,041	$51.33
Granted	35,330	$50.02
Vested	(29,268)	$50.89
Forfeited	(765)	$51.87
Balance at September 30, 2016	74,338	$50.87

SARs

SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of September 30, 2016, the total unrecognized compensation expense was $74,000, and the related weighted-average period over which it is expected to be recognized is 0.3 years. Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2016:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2015	307,323	$36.57	5.99	$4,577
Exercised	(32,391)	$33.48
Outstanding at September 30, 2016	274,932	$36.93	5.27	$5,421
Exercisable at September 30, 2016	262,768	$35.79	5.17	$5,482

Following is a summary of the activity of the non-vested SARs during the nine-month period ended September 30, 2016:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2015	52,507	$51.17
Vested	(40,343)	$48.02
Non-vested at September 30, 2016	12,164	$61.64

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

	Estimated	Actual
(In thousands)	2016	2015
Service cost – benefits earned during the year	$3,559	$3,796
Interest cost on projected benefit obligations	3,504	3,178
Expected return on plan assets	(4,734)	(4,864)
Net amortization and deferral	1,259	1,542
Net periodic pension cost	$3,588	$3,652

Pension costs recorded to expense were $965,000 and $1,010,000 for the three-month periods ended September 30, 2016 and 2015, respectively, and totaled $2,724,000 and $2,978,000 for the nine-month periods ended September 30, 2016 and 2015, respectively. Pension costs decreased in 2016 due to an increase in the discount rate assumption and the use of the updated mortality tables. The Company made no contribution to the plan during the nine-month period ended September 30, 2016 and is evaluating the amount of additional contributions, if any, in the remainder of 2016.

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

Pension costs recorded to expense were $201,000 and $286,000 for the three-month periods ended September 30, 2016 and 2015, respectively, and were $604,000 and $857,000 for the nine-month periods ended September 30, 2016 and 2015, respectively.

Note 10 – Income Taxes

As of September 30, 2016, the Company’s unrecognized tax benefits were approximately $1,503,000, of which $1,124,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2015, the Company’s unrecognized tax benefits were approximately $1,194,000, of which $861,000 would, if recognized, affect the Company’s effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $374,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $86,000 and $54,000 of gross interest accrued as of September 30, 2016 and December 31, 2015, respectively. There were no penalties for unrecognized tax benefits accrued at September 30, 2016 and December 31, 2015.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2012 through 2015 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2012 through 2015.

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

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$348,829	$17,350	$174	$366,005
U.S. government agencies	8,159	12	1	8,170
Certificates of deposit	8,496	—	—	8,496
Total	$365,484	$17,362	$175	$382,671

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$356,531	$12,552	$13	$369,070
Certificates of deposit	6,626	—	—	6,626
Total	$363,157	$12,552	$13	$375,696

The fair values of securities with unrealized losses are as follows:

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political	$19,000	$174	$—	$—	$19,000	$174
subdivisions
U.S. government agencies	3,095	1	—	—	3,095	1
Certificates of deposit	—	—	—	—	—	—
Total	$22,095	$175	$—	$—	$22,095	$175

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political	$3,638	$5	$1,208	$8	$4,846	$13
subdivisions
Certificates of deposit	—	—	—	—	—	—
Total	$3,638	$5	$1,208	$8	$4,846	$13

There were 16 securities, or 5% of the total (none greater than 12 months), in an unrealized loss position as of September 30, 2016. There were 5 securities, or 1% of the total (1 greater than 12 months), in an unrealized loss position as of December 31, 2015. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2016
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$36,857	$37,215
Due after 1 year through 5 years	56,860	58,725
Due after 5 years through 10 years	146,015	155,834
Due after 10 years	125,752	130,897
Total	$365,484	$382,671

Proceeds from sales of investment securities classified as available for sale were $0 and $33,395,000 for the three months ended September 30, 2016 and 2015, respectively, and were $21,491,000 and $99,347,000 for the nine months ended September 30, 2016 and 2015, respectively. Gross realized gains were $0 and $1,271,000 for the three months ended September 30, 2016 and 2015, respectively, and were $387,000 and $2,910,000 for the nine months ended September 30, 2016 and 2015, respectively. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at September 30, 2016.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2016		December 31, 2015
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$303,103	$303,103	$253,172	$253,172
Investment securities	382,671	382,671	375,696	375,696
Loans, net	674,201	678,185	647,420	649,161
Accrued interest receivable	5,498	5,498	6,647	6,647
Total	$1,365,473	$1,369,457	$1,282,935	$1,284,676
Balance sheet liabilities:
Deposits	$624,013	$624,367	$646,484	$646,892
Accounts and drafts payable	682,762	682,762	577,259	577,259
Accrued interest payable	40	40	35	35
Total	$1,306,815	$1,307,169	$1,223,778	$1,224,186

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2016 and 2015. No financial instruments are measured using Level 3 inputs for the nine months ended September 30, 2016 and 2015.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2016, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2016 (“Third Quarter of 2016”) compared to the three-month period ended September 30, 2015 (“Third Quarter of 2015”) and the nine-month period ended September 30, 2016 (“Nine Months Ended 2016”) compared to the nine-month period ended September 30, 2015 (“Nine Months Ended 2015”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2015 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2016 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands except per share data)	2016	2015	Change	2016	2015	Change
Net income	$6,222	$5,880	5.8	$17,924	$16,967	5.6
Diluted earnings per share	$.55	$.51	7.8	$1.58	$1.47	7.5
Return on average assets	1.59%	1.63%	—	1.60%	1.58%	—
Return on average equity	11.84%	11.86%	—	11.56%	11.48%	—

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

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2016	2015	Change	2016	2015	Change
Transportation invoice transaction
volume	8,898	8,626	3.2%	25,786	25,720	0.3%
Transportation invoice dollar
volume	$5,864,716	$6,140,747	(4.5)%	$17,107,723	$18,739,375	(8.7)%
Expense management
transaction volume*	6,034	5,202	16.0%	16,989	15,264	11.3%
Expense management dollar
volume*	$3,301,049	$3,162,787	4.4%	$8,882,181	$8,901,907	(0.2)%
Payment and processing revenue	$21,737	$19,781	9.9%	$62,162	$58,898	5.5%
*Includes energy, telecom and waste

Third Quarter of 2016 compared to Third Quarter of 2015:

In the transportation market, new accounts boosted transaction volume, but multiple factors continued to challenge dollar volume growth. A continuing impediment was declining activity from existing customers, especially those involved in oil and gas production. Transportation sector dollar volume was also retarded by lower fuel prices which reduced average invoice amounts. The expense management group had 16.0% growth in transaction volume. New customer acquisition, including several large accounts that switched from competitors, was the primary driver of the increase. Expense management dollar volume was also up for the quarter.

There were no gains on sales of securities in the Third Quarter of 2016, compared to $1,271,000 in the Third Quarter of 2015.

Nine Months Ended 2016 compared to Nine Months Ended 2015:

Transportation transaction and dollar volumes as well as expense management transaction volumes fluctuated for the same reasons as the Second Quarter. Expense management dollar volume decreased due to a change in the mix of its customer base.

There were $387,000 of gains on sales of securities in the Nine Months Ended 2016, compared to $2,910,000 in the Nine Months Ended 2015.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2016	2015	Change	2016	2015	Change
Average earnings assets	$1,351,638	$1,234,469	9.5%	$1,301,280	$1,235,403	5.3%
Average interest-bearing
liabilities	428,797	396,230	8.2%	426,825	416,992	2.4%
Net interest income*	10,842	10,444	3.8%	32,370	31,347	3.3%
Net interest margin*	3.19%	3.36%		3.32%	3.39%
Yield on earning assets*	3.34%	3.52%		3.48%	3.57%
Rate on interest-bearing liabilities	.47%	.50%		.48%	.52%
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2016 compared to Third Quarter of 2015:

Third Quarter of 2016 average earning assets increased $117,169,000, or 9.5%, compared to the same period in the prior year (see discussion in the following paragraphs).

Average federal funds sold and other short-term investments increased $62,777,000, or 51.1%, average interest bearing deposits in other financial institutions increased $20,600,000, or 19.3%, total average loans increased $15,919,000, or 2.4%, and average investment securities increased $13,497,000, or 4.0%, for the Third Quarter of 2016 as compared to the Third Quarter of 2015. This was due to an increase in deposits (see discussion in following paragraph) and accounts and drafts payable balances.

Total average interest-bearing liabilities for the Third Quarter of 2016 increased $32,567,000, or 8.2%, average accounts and drafts payable increased $48,287,000, or 7.5%, and average demand deposits increased $33,022,000, or 20.6%, for the Third Quarter of 2016.

Net interest margin and yield on earning assets decreased due to a less favorable mix of earning assets in the Third Quarter of 2016. However, the 9.5% increase in the volume of earning assets more than offset the decrease in yield and resulted in a 3.8% increase in net interest income.

Nine Months Ended 2016 compared to Nine Months Ended 2015:

Nine Months Ended 2016 average earning assets increased $65,877,000, or 5.3%, compared to the same period in the prior year (see following discussion).

Average federal funds sold increased $33,341,000, or 31.7%, for the Nine Months Ended 2016 as compared to the Nine Months Ended 2015. Average investment securities increased $24,371,000, or 7.6%, as the Company took advantage of market opportunities.

Total average interest-bearing liabilities for the Nine Months Ended 2016 decreased $9,833,000, or 2.4%, compared to the Nine Months Ended 2015. Average demand deposits increased $27,921,000, or 17.5%, and average accounts and drafts payable increased $19,648,000, or 3.1%.

Net interest margin and yield on earning assets decreased slightly, however, the 5.3% increase in the volume of earning assets more than offset the slight decrease in yield and resulted in a 3.3% increase in net interest income.

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

	Third Quarter of 2016			Third Quarter of 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$664,705	$7,121	4.26%	$645,269	$6,931	4.26%
Tax-exempt[4]	17,703	219	4.92	21,220	239	4.47
Investment securities[5]:
Taxable	5,714	22	1.53	1,189	1.33
Tax-exempt[4]	342,305	3,672	4.27	333,333	3,648	4.34
Certificates of deposit	8,339	14.67		3,963	4.40
Interest-bearing deposits in
other financial institutions	127,314	162.51		106,714	80.30
Federal funds sold and other
short-term investments	185,558	137.29		122,781	39.13
Total earning assets	1,351,638	11,347	3.34	1,234,469	10,942	3.52
Non-earning assets
Cash and due from banks	12,097			14,007
Premises and equipment, net	20,773			18,960
Bank-owned life insurance	16,238			15,725
Goodwill and other
intangibles	13,749			14,150
Other assets	148,734			142,730
Allowance for loan losses	(10,673)			(11,905)
Total assets	$1,552,556			$1,428,136
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$351,971	$347.39%		$315,755	$329.41%
Savings deposits	19,679	24.49		13,225	15.45
Time deposits >= $100	22,237	69	1.23	24,559	76	1.23
Other time deposits	34,899	65.74		42,680	78.73
Federal Funds purchased	11	—	—	11	—	—
Total interest-bearing	428,797	505.47		396,230	498.50
liabilities
Non-interest bearing liabilities
Demand deposits	193,688			160,666
Accounts and drafts payable	692,545			644,258
Other liabilities	28,456			30,228
Total liabilities	1,343,486			1,231,382
Shareholders’ equity	209,070			196,754
Total liabilities and
shareholders’ equity	$1,552,556			$1,428,136
Net interest income		$10,842			$10,444
Net interest margin			3.19%			3.36%
Interest spread			2.87			3.02
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2015 consolidated financial statements, filed with the Company’s 2015 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $76,000 and $73,000 for the Third Quarter of 2016 and 2015, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,361,000 and $1,361,000 for the Third Quarter of 2016 and 2015, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended 2016			Nine Months Ended 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$661,435	$21,278	4.30%	$652,326	$21,057	4.32%
Tax-exempt[4]	18,517	666	4.80	22,025	725	4.40
Investment securities[5]:
Taxable	2,711	33	1.63	1,160	12	1.38
Tax-exempt[4]	343,052	11,104	4.32	320,232	10,763	4.49
Certificates of deposit	7,626	36.63		3,822	8.28
Interest-bearing deposits in
other financial institutions	129,457	484.50		130,697	290.30
Federal funds sold and other
short-term investments	138,482	291.28		105,141	102.13
Total earning assets	1,301,280	33,892	3.48	1,235,403	32,957	3.57
Non-earning assets
Cash and due from banks	11,716			13,438
Premises and equipment, net	20,371			18,234
Bank-owned life insurance	16,110			15,603
Goodwill and other
intangibles	13,851			14,232
Other assets	144,129			146,784
Allowance for loan losses	(10,981)			(11,901)
Total assets	$1,496,476			$1,431,793
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$348,221	$1,043.40%		$329,689	$1,052.43%
Savings deposits	18,756	68.48		14,973	50.45
Time deposits >= $100	22,425	201	1.20	25,484	238	1.25
Other time deposits	37,423	210.75		46,839	270.77
Federal Funds purchased	—	—	—	7	—	—
Total interest-bearing liabilities	426,825	1,522.48		416,992	1,610.52
Non-interest bearing liabilities
Demand deposits	187,339			159,418
Accounts and drafts payable	648,681			629,033
Other liabilities	26,475			28,724
Total liabilities	1,289,320			1,234,167
Shareholders’ equity	207,156			197,626
Total liabilities and
shareholders’ equity	$1,496,476			$1,431,793
Net interest income		$32,370			$31,347
Net interest margin			3.32%			3.39%
Interest spread			3.00			3.05
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2015 consolidated financial statements, filed with the Company’s 2015 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $311,000 and $302,000 for the Nine Months Ended 2016 and 2015, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $4,119,000 and $4,021,000 for the Nine Months Ended 2016 and 2015, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Third Quarter of 2016 Over
	Third Quarter of 2015
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$189	$1	$190
Tax-exempt[3]	(42)	22	(20)
Investment securities:
Taxable	11	10	21
Tax-exempt[3]	91	(67)	24
Certificates of deposit	6	4	10
Interest-bearing deposits in other financial institutions	18	64	82
Federal funds sold and other short-term investments	27	71	98
Total interest income	300	105	405
Interest expense on:
Interest-bearing demand deposits	36	(18)	18
Savings deposits	8	1	9
Time deposits >=$100	(7)	—	(7)
Other time deposits	(16)	3	(13)
Total interest expense	21	(14)	7
Net interest income	$279	$119	$398
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	Nine Months Ended 2016 Over
	Nine Months Ended 2015
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$309	$(88)	$221
Tax-exempt[3]	(122)	63	(59)
Investment securities:
Taxable	19	2	21
Tax-exempt[3]	757	(416)	341
Certificates of deposit	12	16	28
Interest-bearing deposits in other financial institutions	(3)	197	194
Federal funds sold and other short-term investments	40	149	189
Total interest income	1,012	(77)	935
Interest expense on:
Interest-bearing demand deposits	58	(67)	(9)
Savings deposits	13	5	18
Time deposits >=$100	(28)	(9)	(37)
Other time deposits	(51)	(9)	(60)
Total interest expense	(8)	(80)	(88)
Net interest income	$1,020	$3	$1,023
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results can be the provision for loan losses. Provision for loan losses were $0 during the Third Quarter of 2016 and the Third Quarter of 2015. Due to the improved assessment of the overall quality of the Company’s loan portfolio, primarily due to the payoff of a large nonperforming loan, a negative loan loss provision of ($1,000,000) was recorded during the Nine Months Ended 2016. There was no loan loss provision recorded in the Nine Months Ended 2015. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $1,000 and net loan charge-offs were $20,000 during the Third Quarter of 2016 and the Third Quarter of 2015, respectively. Net loan recoveries were $38,000 in the Nine Months Ended 2016 and net loan charge-offs were $12,000 during the Nine Months Ended 2015.

The ALLL at September 30, 2016 was $10,673,000 and at December 31, 2015 was $11,635,000. The ratio of ALLL to total loans outstanding at September 30, 2016 was 1.56% compared to 1.77% at December 31, 2015. Nonperforming loans were $1,324,000, or .19%, of total loans at September 30, 2016 compared to $3,135,000, or .48%, of total loans at December 31, 2015. These loans, which are also considered impaired, consisted of one nonaccrual loan and one past due 90 days and accruing at September 30, 2016. Total nonaccrual loans decreased $2,795,000 from December 31, 2015 to September 30, 2016, primarily due to the payoff of two loans.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Third Quarter of		Nine Months Ended
(In thousands)	2016	2015	2016	2015
Allowance at beginning of period	$10,672	$11,902	$11,635	$11,894
Provision charged to expense	—	—	(1,000)	—
Loans charged off	—	(30)	—	(30)
Recoveries on loans previously charged off	1	10	38	18
Net (charge-offs) recoveries	1	(20)	38	(12)
Allowance at end of period	$10,673	$11,882	$10,673	$11,882
Loans outstanding:
Average	$682,408	$666,489	$679,952	$674,351
September 30	684,874	670,842	684,874	670,842
Ratio of ALLL to loans outstanding:
Average	1.56%	1.78%	1.57%	1.76%
September 30	1.56%	1.77	1.56%	1.77
Impaired loans:
Nonaccrual loans	$340	$3,155	$340	$3,155
Loans past due 90 days or more	984	—	984	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$1,324	$3,155	$1,324	$3,155
Foreclosed assets	$—	—	$—	—
Impaired loans as percentage of average loans	.19%	.47%	.19%	.47%

The Bank had no property carried as other real estate owned as of September 30, 2016 or December 31, 2015.

Operating Expenses

Total operating expenses for the Third Quarter of 2016 were up 4.1%, or $917,000, compared to the Third Quarter of 2015 and were up $1,944,000 for the Nine Months Ended 2016 compared to the Nine Months Ended 2015.

Personnel expense for the Third Quarter of 2016 increased $558,000 compared to the Third Quarter of 2015 and increased $1,637,000 to $54,267,000 for the Nine Months Ended 2016 compared to the Nine Months Ended 2015 due to strategic investment in staff and technology to win and support new business, annual merit increases, and higher health insurance expense. This was offset by a decrease in retirement plan expense related to the use of new mortality tables and an increase in the discount rate.

Equipment expense for the Third Quarter of 2016 increased $57,000, or 5.3%, compared to the Third Quarter of 2015 and increased $81,000, or 2.5%, for the Nine Months Ended 2016 from the Nine Months Ended 2015.

Other operating expenses for the Third Quarter of 2016 increased $316,000 compared to the Third Quarter of 2015 and increased $232,000 for the Nine Months Ended 2016 from the Nine Months Ended 2015 primarily due to higher outside service and professional service expense.

Income tax expense for the Third Quarter of 2016 decreased $228,000 compared to the Third Quarter of 2015 and decreased $51,000 for the Nine Months Ended 2016 compared to the Nine Months Ended 2015. The effective tax rate was 23.0% and 26.2% for the Third Quarters of 2016 and 2015, respectively, and was 24.8% and 26.0% for the Nine Months Ended 2016 and 2015, respectively. This was the result of credits for the continued strategic investment in technology.

Financial Condition

Total assets at September 30, 2016 were $1,547,653,000, an increase of $92,147,000, or 6.3%, from December 31, 2015. The most significant changes in asset balances during this period were an increase of $49,931,000 in cash and cash equivalents and an increase of $25,819,000 in loans. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2016 were $1,335,341,000, an increase of $87,213,000, or 7.0%, from December 31, 2015. Accounts and drafts payable at September 30, 2016 were $682,762,000, an increase of $105,503,000, or 18.3%, from December 31, 2015. Total deposits decreased $22,471,000, or 3.5%, from December 31, 2015. Total shareholders’ equity at September 30, 2016 was $212,312,000, a $4,934,000, or 2.4%, increase from December 31, 2015.

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

The increase in total shareholders’ equity of $4,934,000 resulted primarily from net income of $17,924,000 and a decrease of $2,941,000 in accumulated other comprehensive loss. These were offset by an increase in common shares in treasury of $8,252,000 and dividends paid of $7,406,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments, was $303,103,000 at September 30, 2016, an increase of $49,931,000, or 19.7%, from December 31, 2015. At September 30, 2016, these assets represented 19.6% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $382,671,000 at September 30, 2016, an increase of $6,975,000 from December 31, 2015. These assets represented 24.7% of total assets at September 30, 2016. Of this total, 96% were state and political subdivision securities. Of the total portfolio, 9.7% mature in one year or less, 15.3% mature in one to five years, and 75.0% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $78,000,000 at the following banks: Bank of America, $10,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $204,136,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of September 30, 2016 or December 31, 2015.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $33,064,000 of CDARS deposits and interest-bearing demand deposits include $76,837,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $25,615,000 for the Nine Months Ended 2016 compared with $25,805,000 for the Nine Months ended 2015, a decrease of $190,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2016, which are estimated to range from $5 million to $7 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$213,702	22.18%	$212,717	23.31%
Cass Commercial Bank	107,968	16.48%	99,872	16.90%
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	$203,029	21.07%	$201,312	22.06%
Cass Commercial Bank	100,163	15.28%	92,470	15.65%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$203,029	21.07%	$201,312	22.06%
Cass Commercial Bank	100,163	15.28%	92,470	15.65%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$203,029	13.08%	$201,312	13.88%
Cass Commercial Bank	100,163	13.50%	92,470	13.15%

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

In February 2016, the FASB issued ASU No. 2016-02 – Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current generally accepted accounting principles “GAAP”, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The impact of the adoption of this ASU is currently being evaluated but is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In March 2016, the FASB issued ASU No. 2016-09 – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU will simplify the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for fiscal periods beginning after December 15, 2016. The impact of the adoption of this ASU is currently being evaluated.

In June 2016, the FASB issued ASU No. 2016-13 - Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held. Under this standard, a company will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. The impact of the adoption of this ASU is currently being evaluated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15.0% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company’s most recent evaluation, management does not believe the Company’s risk position at September 30, 2016 has changed materially from that at December 31, 2015.

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

There were no changes in the Third Quarter of 2016 in the Company’s internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2016.

ITEM 6.	EXHIBITS

Exhibit 3.1 Second Amended and Restated Bylaws of the Company, as amended effective as of July 18, 2016 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on July 21, 2016).

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 2, 2016	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 2, 2016	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)