Form 10-K
period 2016-12-31
CASS INFORMATION SYSTEMS INC
filed 2017-03-08
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $548,000,000 based on the closing price of the common stock of $51.70 on June 30, 2016, as reported by The Nasdaq Global Select Market. As of March 1, 2016, the Registrant had 11,197,226 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

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

PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. (“Cass” or the “Company”) is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides transportation invoice rating, payment processing, auditing, accounting and transportation information to many of the nation’s largest companies. It is also a processor and payer of energy invoices, including electricity, gas, waste, and other facility related expenses. Additionally, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, wireless and communication equipment expense. The Company, through its wholly owned bank subsidiary, Cass Commercial Bank (the “Bank”), also provides commercial banking services. The Bank’s primary focus is to support the Company’s payment operations and provide banking services to its target markets, which include privately-owned businesses and churches and church-related ministries. Services include commercial and commercial real estate loans, checking, savings and time deposit accounts and other cash management services.

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

Employees

The Company and its subsidiaries had 790 full-time and 285 part-time employees as of March 3, 2017. Of these employees, the Bank had 52 full-time and no part-time employees.

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

The Basel III Capital Rules require FDIC insured depository institutions to meet and maintain several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

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

In addition to establishing the minimum regulatory capital requirements, the Basel III Capital Rules limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing by that amount each subsequent January 1 until fully implemented at 2.5% on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2016, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. FDIC insurance expense totaled approximately $309,700, $349,200 and $332,600 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

As of December 31, 2016, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.

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

Loans-to-One-Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, the Bank was in compliance with the loans-to-one-borrower limitations.

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

Transactions with Affiliates – Transactions between the Bank and its affiliates are subject to regulations that limit the types and amounts of covered transactions engaged in by the Bank and generally require those transactions to be on an arm’s-length basis. The term “affiliate” is defined to mean any company that controls or is under common control with the Bank and includes the Company and its non-bank subsidiaries. “Covered transactions” include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, certain purchases of assets from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

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

Federal Reserve System – FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $15.2 million and $110.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.

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

●	The Bank Secrecy Act, which requires U.S. financial institutions to collaborate with the U.S. government in cases of suspected money laundering and fraud.

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

Financial Information about Segments

The services provided by the Company are classified in two reportable segments: Information Services and Banking Services. The revenues from external customers, net income and total assets by segment as of and for each of the years in the three-year period ended December 31, 2016, are set forth in Item 8, Note 16 of this report.

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

Operational difficulties or cyber-security problems could damage Cass’ reputation and business.

In the ordinary course of business, the Company depends on the reliable operation of its computer operations and network connections from its clients to its systems. Any failure, interruption, or breach in security of these systems would cause Cass to be unable to process transactions for its clients, resulting in decreased revenues. Additionally, any failure, interruption, breach in security or loss of data, whatever the cause, could reduce client satisfaction with the Company’s products and services and harm Cass’ financial results. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access the Company’s products and services, Cass’ customers may use computers and mobile devices that are beyond the Company’s security control systems. The Company’s technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at Cass. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A material security problem affecting Cass could damage its reputation, deter prospects from purchasing its products and services, deter customers from using its products and services or result in liability to Cass.

Although the Company makes significant efforts to maintain the security and integrity of Cass’ information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that Cass’ security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, the Company may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible to entirely mitigate this risk. While specific “cyber” insurance coverage is maintained, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under Cass’ cyber insurance coverage. A security breach or other significant disruption of Cass’ information systems or those related to customers, merchants and third party vendors, including as a result of cyber-attacks, could 1) disrupt the proper functioning of Cass’ networks and systems and therefore operations and/or those of certain customers; 2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of the Company or its customers; 3) result in a violation of applicable privacy, data breach and other laws, subjecting the Company to additional regulatory scrutiny and expose Cass to civil litigation, governmental fines and possible financial liability; 4) require significant management attention and resources to remedy the damages that result; or 5) harm Cass’ reputation or cause a decrease in the number of customers that choose to do business with the Company. The occurrence of any of the foregoing could have a material adverse effect on Cass’ business, financial condition and results of operations.

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

The recent decline in the cost of oil worldwide has had a negative effect on both the number of freight transactions processed and the dollar amount of invoices processed. For example, lower oil prices have caused a significant drop in drilling supplies being transported to fracking operations by domestic railroads and trucks, as U.S. oil prices are no longer as competitive with the prices of imported oil. Lower oil prices have also resulted in lower gas and fuel prices, negatively affecting the dollar amounts of the invoices that Cass processes for its freight and shipping customers. A further decline in oil prices would continue to have an adverse effect on the Company’s revenues and could significantly impact its results of operations.

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

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. The Bank’s FDIC insurance premiums increased substantially beginning in 2009, and the Bank expects to pay high premiums in the future. Economic conditions during the recent recession increased bank failures and decreased the DIF. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in our FDIC premiums could have an adverse effect on the Bank’s profits and financial condition.

The scope and impact of many of the Dodd-Frank Act provisions will be determined over time as regulations are issued and become effective. As a result, the Company cannot predict the ultimate impact of the Dodd-Frank Act at this time, including the extent to which it could increase costs or limit the ability to pursue business opportunities in an efficient manner, or otherwise adversely affect the business, financial condition and results of operations. However, it is expected that at a minimum, any new regulations issued will increase operating and compliance costs.

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

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements. Beginning January 1, 2015, the minimum capital requirements are (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio (common equity Tier 1 capital plus Additional Tier 1 capital) of 6%; (iii) a total capital ratio of 8%; and (iv) a leverage ratio of 4%. Beginning in 2016, a capital conservation buffer is being phased in over three years, ultimately resulting in a requirement of 2.5% on top of the common equity Tier 1, Tier 1 and total capital requirements, resulting in a required common equity Tier 1 capital ratio of 7%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Cass has identified three accounting policies as being “critical” to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. More information on Cass’ critical accounting policies is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In September 2012, the Company entered into a 10-year lease for office space in St. Louis County, Missouri, to house the headquarters of the Company and the Bank. The Company’s headquarters occupy 13,991 square feet in an office center at 12444 Powerscourt Drive along with 3,563 square feet in the same center at 12412 Powerscourt Drive. The Bank’s headquarters occupy 10,564 square feet in the same center at 12412 Powerscourt Drive.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of March 3, 2017, there were approximately 2,921 holders of record of the Company’s common stock. High and low sale prices, as reported by The Nasdaq Global Select Market for each quarter of 2016 and 2015, were as follows:

	2016		2015
	High	Low	High	Low
1st Quarter	$53.66	$47.65	$57.54	$43.00
2nd Quarter	52.76	45.05	58.25	48.97
3rd Quarter	58.64	49.55	59.09	43.78
4th Quarter	74.83	52.69	54.71	47.40

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. Cash dividends paid per share by the Company during the two most recent fiscal years were as follows:

	2016	2015
March	$.220	$.210
June	.220	.210
September	.220	.210
December	.230	.220

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

The Company repurchased a total of 187,123 shares at an aggregate cost of $9,215,000 during the year ended December 31, 2016 and 216,412 shares at an aggregate cost of $10,591,000 during the year ended December 31, 2015. A portion of the repurchased shares may be used for the Company’s employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2011, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2016	2015	2014	2013	2012
Fee revenue and other income	$86,136	$83,368	$79,907	$76,572	$71,138
Interest income on loans	29,063	28,669	29,726	32,110	35,525
Interest income on debt and equity securities	9,801	9,498	9,441	8,915	9,938
Other interest income	1,066	543	592	552	470
Total interest income	39,930	38,710	39,759	41,577	45,933
Interest expense on deposits	2,029	2,111	2,460	2,832	3,148
Provision for loan losses	(1,500)	(850)	—	500	2,400
Net interest income after provision	39,401	37,449	37,299	38,245	40,385
Operating expense	93,473	89,783	85,414	84,086	80,333
Income before income tax expense	32,064	31,034	31,792	30,731	31,190
Income tax expense	7,716	7,978	7,759	7,234	7,887
Net income	$24,348	$23,056	$24,033	$23,497	$23,303
Diluted earnings per share	$2.15	$2.00	$2.06	$2.02	$2.02
Dividends per share	.89	.85	.81	.74	.64
Dividend payout ratio	40.98%	42.06%	38.85%	36.21%	31.59%
Average total assets	$1,504,474	$1,439,511	$1,424,967	$1,351,782	$1,344,492
Average net loans	667,158	659,109	651,984	647,827	671,900
Average investment securities	352,129	330,095	321,836	294,846	313,184
Average total deposits	614,975	579,752	571,039	550,110	541,046
Average total shareholders’ equity	207,060	197,853	200,149	175,441	167,867
Return on average total assets	1.62%	1.60%	1.69%	1.74%	1.73%
Return on average equity	11.76	11.65	12.01	13.39	13.88
Average equity to assets ratio	13.76	13.74	14.05	12.98	12.49
Equity to assets ratio at year-end	13.82	14.25	13.36	14.36	13.80
Tangible common equity to tangible assets	13.04	13.42	12.52	13.39	12.47
Tangible common equity to risk-weighted
assets	20.13	21.19	19.65	20.37	17.98
Net interest margin	3.32	3.38	3.43	3.63	4.00
Allowance for loan losses to loans at year-end	1.53	1.77	1.78	1.79	1.80
Nonperforming assets to loans and foreclosed
assets	.04	.48 *	.07	.27	1.15 *
Net loan (recoveries) charge-offs to average
loans outstanding	(.01)	(.09)	(.03)	.18	.44

*

In February 2016, one nonaccrual loan with a balance of $2,727,000 was paid in full. The percentage, as adjusted, would have been .06%. In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off. The percentage, as adjusted, would have been ..54%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2016, 2015 and 2014. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

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

In 2016, total fee revenue and other income increased $2,768,000, or 3%, net interest income after provision for loan losses increased $1,952,000, or 5%, and total operating expenses increased $3,690,000, or 4%. This positive performance in 2016 was attributable to sales growth generated by new customers and broadened service offerings which helped offset the headwinds created by the challenging economic environment plus the receipt of a one-time litigation settlement of $1.4 million ($800,000 reduction in other operating expenses and $600,000 loan loss recovery) in the fourth quarter of 2015. The Company also was able to take advantage of tax benefits related to the continued investment in technology. Gains on sales of investments securities were lower by $2,523,000 in 2016 compared to 2015. The asset quality of the Company’s loans and investments as of December 31, 2016 remained strong.

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification (“ASC”). The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU, the amendments are effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively. The impact of the adoption of this ASU is currently being evaluated but is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 – Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current generally accepted accounting principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The impact of the adoption of this ASU is currently being evaluated but is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

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

Critical Accounting Policies

The Company has prepared the consolidated financial statements in this report in accordance with the FASB ASC. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position have been discussed with the Audit Committee of the Board of Directors and are described below.

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

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns such as the realization of deferred tax assets or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other taxing authorities. In accordance with FASB ASC 740 - Income Taxes, the Company has unrecognized tax benefits related to tax positions taken or expected to be taken. See Item 8, Note 13 to the consolidated financial statements contained herein.

Pension Plans. The amounts recognized in the consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2016, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Item 8, Note 10 to the consolidated financial statements. Pursuant to FASB ASC 715 - Compensation – Retirement Benefits, the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2016	2015	2014	2016 v. 2015	2015 v. 2014
Total processing volume	57,897	54,521	54,741	6.2%	(0.4)%
Total processing dollars	$34,689,268	$36,264,188	$38,472,500	(4.3)	(5.7)
Payment and processing fees	$83,713	$78,622	$77,427	6.5	1.5
Net interest income after provision for
loan losses	$39,401	$37,449	$37,299	5.2	0.4
Total net revenue	$125,537	$120,817	$117,206	3.9	3.1
Average earning assets	$1,308,914	$1,244,797	$1,242,549	5.2	0.2
Net interest margin*	3.32%	3.38%	3.43%	—	—
Net income	$24,348	$23,056	$24,033	5.6	(4.1)
Diluted earnings per share	$2.15	$2.00	$2.06	7.5	(2.9)
Return on average assets	1.62%	1.60%	1.69%	—	—
Return on average equity	11.76%	11.65%	12.01%	—	—

*	Presented on a tax-equivalent basis

The results of 2016 compared to 2015 include the following significant items:

Overall, the Company’s performance was boosted as a result of adding new accounts and expanding service lines as payment and processing fees and total processing volume increased 7% and 6%, respectively. Lingering adverse economic factors including low interest rates and low energy prices continued to impact total processing dollars, which decreased 4%, and net interest margin. The decrease in processing dollars generated smaller investable balances that lowered investment income and fees from carrier services.

Average earning assets and net interest income after provision for loan losses both increased 5% year over year. The increase in net interest income after provision for loan losses was primarily due to higher average earning assets and a negative provision for loan losses of $1,500,000 in 2016 compared to $850,000 in 2015.

Gains from the sale of securities were $387,000 in 2016 and $2,910,000 in 2015. Bank service fees increased $53,000, or 4%, and other income increased $147,000. Operating expenses increased $3,690,000, or 4%, as the Company invested in staff and technology to win and support new business and the Company received a one-time litigation settlement of $1.4 million ($800,000 reduction in other operating expenses and $600,000 loan loss recovery) in the prior year.

The results of 2015 compared to 2014 include the following significant items:

Overall, the Company’s performance was impacted by lingering adverse economic factors including low interest rates, plummeting energy prices and a contraction in U.S. manufacturing output. Total processing dollars fell 6%. The decrease in processing dollars generated smaller investable balances that lowered investment income. The Company received a onetime litigation settlement of $1.4 million ($800,000 reduction in other operating expenses and $600,000 loan loss recovery) in 2015.

Net interest income after provision for loan losses and average earning assets increased very slightly year over year, primarily due to a negative provision for loan losses of $850,000 in the fourth quarter of 2015.

Gains from the sale of securities were $2,910,000 in 2015 and $23,000 in 2014. Bank service fees increased $91,000, or 8%, and other income was down $712,000. Operating expenses increased $4,369,000, or 5%, as the Company incurred higher health insurance costs and retirement plan expenses. Salaries also increased as the Company invested in staff and technology to win and support new business.

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

	December 31,			% Change
(In thousands)	2016	2015	2014	2016 v. 2015	2015 v. 2014
Transportation invoice transaction volume	34,352	33,958	34,141	1.2%	(0.5)%
Transportation invoice dollar volume	$22,774,909	$24,534,285	$25,993,966	(7.2)	(5.6)
Expense management transaction volume*	23,545	20,563	20,600	14.5	(0.2)
Expense management dollar volume*	$11,914,359	$11,729,903	$12,478,534	1.6	(6.0)
Payment and processing revenue	$83,713	$78,622	$77,427	6.5	1.5
Bank service fees	$1,276	$1,223	$1,132	4.3	8.0
Gains on sales of investment securities	$387	$2,910	$23	(86.7)	n.m.
Other	$760	$613	$1,325	24.0	(53.7)

*	Includes energy, telecom and environmental

Fee revenue and other income in 2016 compared to 2015 include the following significant pre-tax components:

In the transportation sector, new business and a growing customer base boosted invoice volume, though lingering negative factors continued to hinder dollar volume growth. Reduced average invoice amounts caused by low fuel and carrier prices as well as shifts in modal activity impacted dollar volume. The decrease in dollar volume also generated smaller investable balances that reduced investment income and more significantly lowered fees from carrier services. Expense management transaction volume increased 15% and dollar volume increased 2% as new customer wins, including several large accounts that migrated from competitors, fueled the increase. Gains on sales of investment securities decreased as market conditions were not as favorable in the current year.

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

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2016	2015	2014	2016 v. 2015	2015 v. 2014
Average earning assets	$1,308,914	$1,244,797	$1,242,549	5.2%	0.2%
Net interest income*	$43,402	$42,025	$42,587	3.3%	(1.3)%
Net interest margin*	3.32%	3.38%	3.43%
Yield on earning assets*	3.47%	3.55%	3.63%
Rate on interest bearing liabilities	.48%	.51%	.58%

*	Presented on a tax-equivalent basis using a tax rate of 35% in all years.

Net interest income in 2016 compared to 2015:

The increase in net interest income was primarily due to an increase in average earning assets. This was partially offset by a decrease in the net interest margin due to the difficulty finding acceptable investment alternatives in the current low interest rate environment. More information is contained in the tables below and in Item 7A of this report.

Total average loans increased $7,042,000, or 1%, to $678,061,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

Total average investment in securities and certificates of deposit increased $25,537,000, or 8%. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. All purchases were made in accordance with the Company’s investment policy. Total average federal funds sold and other short-term investments increased $34,621,000, or 31%. Interest bearing deposits in other financial institutions decreased $3,083,000, or 2%.

The Bank’s total average interest-bearing deposits increased $7,255,000, or 2%, compared to the prior year. Average rates paid on interest-bearing liabilities decreased from .51% to ..48% as a result of the continued low interest rate environment.

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

The Bank’s total average interest-bearing deposits decreased $8,059,000, or 2%, compared to the prior year. Average rates paid on interest-bearing liabilities decreased from .58% to ..51% as a result of the continued low interest rate environment.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2016			2015			2014
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$660,341	$28,506	4.32%	$649,472	$28,049	4.32%	$647,896	$29,316	4.52%
Tax-exempt[4]	17,720	857	4.84	21,547	954	4.43	15,928	630	3.96
Securities[5]:
Taxable	5,030	93	1.85	1,168	21	1.8	1,095	21	1.92
Tax-exempt[4]	347,099	14,858	4.28	328,927	14,553	4.42	316,991	14,480	4.57
Certificates of deposit	7,801	51.65		4,298	17	0.4	3,750	8	0.21
Interest-bearing deposits in other
financial institutions	124,991	638.51		128,074	393	0.31	135,263	424	0.31
Federal funds sold and other
short-term investments	145,932	428.29		111,311	150	0.13	121,626	168	0.14
Total earning assets	1,308,914	45,431	3.47	1,244,797	44,137	3.55	1,242,549	45,047	3.63
Non-earning assets
Cash and due from banks`	11,822			13,050			12,074
Premise and equipment, net	20,503			18,544			14,793
Bank owned life insurance	16,174			15,665			15,295
Goodwill and other
intangibles	13,799			14,187			14,593
Other assets	144,165			145,178			137,503
Allowance for loan losses	(10,903)			(11,910)			(11,840)
Total assets	$1,504,474			$1,439,511			$1,424,967
Liabilities and Shareholders’
Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$343,205	$1,388.40%		$330,742	$1,392.42%		$317,120	$1,564	0.49%
Savings deposits	20,524	100.49		14,656	65.44		17,073	87	0.51
Time deposits >=$250	14,463	172	1.19	15,236	189	1.24	17,715	202	1.14
Other time deposits	44,468	369.83		54,771	465.85		71,556	607	0.85
Total interest-bearing deposits	422,660	2,029.48		415,405	2,111.51		423,464	2,460	0.58
Short-term borrowings	—	—	—	63	1	1.59	6	—	—
Total interest-bearing liabilities	422,660	2,029.48		415,468	2,112.51		423,470	2,460	0.58
Non-interest bearing liabilities
Demand deposits	192,315			164,347			147,575
Accounts and drafts payable	654,845			632,604			643,077
Other liabilities	27,594			29,239			10,696
Total liabilities	1,297,414			1,241,658			1,224,818
Shareholders’ equity	207,060			197,853			200,149
Total liabilities and share-
holders’ equity	$1,504,474			$1,439,511			$1,424,967
Net interest income		$43,402			$42,025			$42,587
Net interest margin			3.32%			3.38%			3.43%
Interest spread			2.99%			3.04%			3.05%

[1]	Balances shown are daily averages.
[2]

For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.

[3]	Interest income on loans includes net loan fees of $586,000, $469,000, and $325,000 for 2016, 2015 and 2014, respectively.
[4]

Interest income is presented on a tax-equivalent basis assuming a tax rate 35% in all years. The tax-equivalent adjustment was approximately $5,500,000, $5,427,000 and $5,288,000 for 2016, 2015 and 2014, respectively.

[5]	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2016 Over 2015			2015 Over 2014
(In thousands)	Volume[1]	Rate[1]	Total	Volume[1]	Rate[1]	Total
Increase (decrease) in interest income:
Loans[2,3]:
Taxable	$469	$(12)	$457	$71	$(1,338)	$(1,267)
Tax-exempt[4]	(180)	83	(97)	243	81	324
Securities:
Taxable	71	1	72	1	(1)	—
Tax-exempt[4]	789	(484)	305	536	(463)	73
Certificates of deposit	19	15	34	1	8	9
Interest-bearing deposits in other
financial institutions	(10)	255	245	(22)	(9)	(31)
Federal funds sold and other short-term
investments	58	220	278	(14)	(4)	(18)
Total interest income	$1,216	$78	$1,294	$816	$(1,726)	$(910)
Interest expense on:
Interest-bearing demand deposits	$52	$(56)	$(4)	$65	$(237)	$(172)
Savings deposits	28	7	35	(11)	(11)	(22)
Time deposits >=$250	(9)	(8)	(17)	(30)	17	(13)
Other time deposits	(86)	(10)	(96)	(143)	1	(142)
Short-term borrowings	(1)	—	(1)	1	—	1
Total interest expense	(16)	(67)	(83)	(118)	(230)	(348)
Net interest income	$1,232	$145	$1,377	$934	$(1,496)	$(562)

[1]	The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
[2]	Average balances include nonaccrual loans.
[3]	Interest income includes net loan fees.
[4]	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in all years.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $664,866,000 and represented 44% of the Company's total assets as of December 31, 2016 and generated $29,063,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2016.

Loans by Type	December 31,
(In thousands)	2016	2015	2014	2013	2012
Commercial and industrial	$214,767	$193,430	$203,350	$171,304	$160,862
Real estate (commercial and church):
Mortgage	425,947	415,564	423,641	455,190	502,961
Construction	17,477	30,139	18,612	16,449	23,475
Industrial Revenue Bond	6,639	19,831	23,348	9,167	—
Other	36	91	395	67	435
Total loans	$664,866	$659,055	$669,346	$652,177	$687,733

Loans by Maturity

(At December 31, 2016)	One Year		Over 1 Year		Over
	Or Less		Through 5 Years		5 Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	Rate	Rate[1]	Rate	Rate[1]	Rate	Rate[1]	Total
Commercial and industrial	$918	$91,414	$38,851	$38,009	$21,950	$23,625	$214,767
Real Estate:
Mortgage	35,269	2,221	294,055	22,652	62,751	8,999	425,947
Construction	5,786	6,135	477	—	341	4,738	17,477
Industrial Revenue Bonds	—	—	6,639	—	__	—	6,639
Other	—	36	—	—	—	—	36
Total loans	$41,973	$99,806	$340,022	$60,661	$85,042	$37,362	$664,866

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

Loan portfolio changes from December 31, 2015 to December 31, 2016:

Total loans increased $5,811,000, or 1%, to $664,866,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Loan portfolio changes from December 31, 2014 to December 31, 2015:

Total loans decreased $10,291,000, or 2%, to $659,055,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Loan Losses (ALLL)

The Company recorded a ($1,500,000) provision for loan losses in 2016, ($850,000) in 2015 and $0 in 2014. The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the ALLL. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan recoveries of $40,000, $591,000, and $215,000 in 2016, 2015, and 2014, respectively. The ALLL was $10,175,000 at December 31, 2016 compared to $11,635,000 at December 31, 2015 and $11,894,000 at December 31, 2014. The year-end 2016 allowance represented 1.5% of outstanding loans, while the allowance represented 1.8% of outstanding loans at both year-end 2015 and 2014. From December 31, 2015 to December 31, 2016, the level of nonperforming loans decreased $2,890,000 from $3,135,000 to $245,000, which represents .04% of outstanding loans. Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

The ALLL has been established and is maintained to absorb reasonably estimated and probable losses in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology consists of two components: 1) estimated credit losses on individually evaluated loans that are determined to be impaired in accordance with FASB ASC 310 - Allowance for Credit Losses and 2) estimated credit losses inherent in the remainder of the loan portfolio in accordance with FASB ASC 450 - Contingencies. Estimated credit losses is an estimate of the current amount of loans that is probable the Company will be unable to collect according to the original terms.

For loans that are individually evaluated, the Company uses two impairment measurement methods: 1) the present value of expected future cash flows and 2) collateral value. For the remainder of the portfolio, the Company groups loans with similar risk characteristics into eight segments and applies historical loss rates to each segment based on a five fiscal-year look-back period. In addition, qualitative factors including credit concentration risk, national and local economic conditions, nature and volume of loan portfolio, legal and regulatory factors, downturns in specific industries including losses in collateral values, trends in credit quality at the Company and in the banking industry and trends in risk-rating agencies are are also considered.

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

The following schedule summarizes activity in the ALLL and the allocation of the allowance to the Company’s loan categories.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Allowance at beginning of year	$11,635	$11,894	$11,679	$12,357	$12,954
Loans charged-off:
Commercial and industrial	—	30	—	1,307	1,546
Real estate (commercial and church):
Mortgage	—	—	76	233	1,562
Construction	—	—	—	—	—
Other	—	—	3	—	—
Total loans charged-off	—	30	79	1,540	3,108
Recoveries of loans previously charged-off:
Commercial and industrial	39	610	41	47	111
Real estate (commercial and church):
Mortgage	1	10	252	315	—
Construction	—	—	—	—	—
Other	—	1	1	—	—
Total recoveries of loans previously charged-off	40	621	294	362	111
Net loans (recovered) charged-off	(40)	(591)	(215)	1,178	2,997
Provision (credited) charged to expense	(1,500)	(850)	—	500	2,400
Allowance at end of year	$10,175	$11,635	$11,894	$11,679	$12,357
Loans outstanding:
Average	$678,061	$671,019	$663,824	$659,422	$684,597
December 31	664,866	659,055	669,346	652,177	687,733
Ratio of allowance for loan losses to loans
outstanding:
Average	1.50%	1.76%	1.79%	1.77%	1.81%
December 31	1.53%	1.77%	1.78%	1.79%	1.80%
Ratio of net (recoveries) charge-offs to average
loans outstanding	(.01)%	(.09)%	(.03)%	.18%	.44%
Allocation of allowance for loan losses[1]:
Commercial and industrial	$3,261	$3,083	$3,515	$3,139	$3,192
Real estate (commercial and church):
Mortgage	5,689	6,885	7,076	7,439	8,687
Construction	132	226	140	124	470
Industrial Revenue Bond	101	320	394	155	—
Other[2]	992	1,121	769	822	8
Total	$10,175	$11,635	$11,894	$11,679	$12,357
Percentage of categories to total loans:
Commercial and industrial	32.3%	29.3%	30.4%	26.3%	23.4%
Real estate (commercial and church):
Mortgage	64.1%	63.1%	63.3%	69.8%	73.1%
Construction	2.6%	4.6%	2.8%	2.5%	3.4%
Industrial Revenue Bond	1.0%	3.0%	3.5%	1.4%	—%
Other	—%	—%	—%	—%	0.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.
[2]	Includes unallocated of $992,000 and $1,121,000 in 2016 and 2015, respectively.

Nonperforming Assets

Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Troubled debt restructurings are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $66,000 and $390,000 for the years ended December 31, 2016 and 2015, respectively. Of this amount, approximately $47,000 and $34,000 was actually recorded as interest income on such loans during the years ended December 31, 2016 and 2015, respectively.

Total nonaccrual loans at December 31, 2016 consists of one loan totaling $245,000 that relates to a business that has a weak financial position. No allocation of the allowance for loan losses has been established as no loss on this credit is anticipated.

There were no foreclosed assets at December 31, 2016 and December 31, 2015.

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

Summary of Nonperforming Assets

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Commercial and industrial:
Nonaccrual	$—	$—	$—	$11	$1,439
Contractually past due 90 days or more and still
accruing	—	—	—	—	—
Real estate – mortgage:
Nonaccrual	245	3,135*	488	1,786	5,133*
Contractually past due 90 days or more and still
accruing	—	—	—	—	—
Total nonperforming loans	$245	$3,135	$488	$1,797	$6,572
Total foreclosed assets	—	—	—	—	1,322
Total nonperforming assets	$245	$3,135	$488	$1,797	$7,894

*

In February 2016, one nonaccrual loan with a balance of $2,727,000 was paid in full. In February 2013, a payment of $4,115,000 was received for one nonaccrual loan with a balance of $4,198,000. $83,000 was charged off.

Operating Expenses

Operating expenses in 2016 compared to 2015 include the following significant pre-tax components:

Salaries and employee benefits expense increased $2,267,000, or 3%, to $72,581,000 as the Company invested in staff and technology to win and support new business. Equipment expense increased $160,000 to $4,451,000 primarily due to depreciation of internally developed software. Other operating expense increased $1,273,000, or 11%, to $12,643,000 primarily due to a one-time litigation settlement that occurred in 2015 ($800,000 reduction in other operating expenses).

Operating expenses in 2015 compared to 2014 include the following significant pre-tax components:

Salaries and employee benefits expense increased $4,214,000, or 6%, to $70,314,000 as the Company invested in staff and technology to win and support new business. Occupancy expense increased $228,000, or 7%, due to the expansion of the Company’s operating facilities for its transportation and waste management operations. Equipment expense increased $161,000 to $4,291,000 primarily due to depreciation on new furniture and additional systems hardware and software. Amortization of intangibles decreased $75,000 to $408,000. Other operating expense decreased $159,000, or 1%, to $11,370,000 primarily due to a one-time litigation settlement that occurred in 2015($800,000 reduction in other operating expenses).

Income Tax Expense

Income tax expense in 2016 totaled $7,716,000 compared to $7,978,000 and $7,759,000 in 2015 and 2014, respectively. When measured as a percent of income, the Company’s effective tax rate was 24% in 2016, 26% in 2015, and 24% in 2014. The Company was able to take advantage of tax benefits related to the continued investment in technology and a result of the Bank’s REIT holding a portion of the loan portfolio. Additionally, the effective tax rate varies from year-to-year primarily due to changes in the Company’s pre-tax income and the amount of investment in tax-exempt municipal bonds.

Investment Portfolio

Investment portfolio changes from December 31, 2015 to December 31, 2016:

State and political subdivision securities increased modestly to $370,134,000. U.S. government agency securities increased to $12,672,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the Company purchased state and political subdivision along with U.S. government agency securities. These securities all had A or better credit ratings and maturities approaching 15 years. With the additional liquidity provided by the increase in deposits and accounts and drafts payable, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company’s investment policy.

There was no single issuer of securities in the investment portfolio at December 31, 2016 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type

	December 31,
(In thousands)	2016	2015	2014
State and political subdivisions	$370,134	$369,070	$352,391
U.S. government agencies	12,672	—	—
Certificates of deposit	7,746	6,626	3,750
Total investments	$390,552	$375,696	$356,141

Investment Securities by Maturity
(At December 31, 2016)

	Within 1	Over 1 to 5	Over 5 to	Over
(In thousands)	Year	Years	10 Years	10 Years	Yield
State and political subdivisions	$27,875	$56,918	$159,366	$125,975	3.89%
U.S. government agencies	—	—	—	12,672	1.99%
Certificates of deposit	6,250	1,496	—	—	.68%
Total investments	$34,125	$58,414	$159,366	$138,647	3.82%
Weighted average yield[1]	4.59%	3.98%	3.91%	3.32%	3.76%

1       Weighted average yield is presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased 18% from December 31, 2015 to $214,656,000 at December 31, 2016. The average balances of these deposits increased 17% in 2016 to $192,315,000. These balances are primarily maintained by commercial customers and churches and can fluctuate on a daily basis.

Interest-bearing deposits decreased $57,356,000, or 12%, to $407,305,000 at December 31, 2016. The average balances of these deposits increased to $422,660,000 in 2016 from $415,405,000 in 2015.

Accounts and drafts payable generated by the Company in its payment processing operations increased $65,028,000, or 11%, to $642,287,000 at December 31, 2016. The average balance of these funds increased $22,241,000, or 4%, to $654,845,000 in 2016. This increase was the result of supplier payment optimization that more than offset the drop in energy prices which reduced the average transportation and expense management invoice amounts. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposit as of December 31, 2016

		$100 to Less	$250 or
(In thousands)	$100 or Less	Than $250	More	Total
Three months or less	$1,399	$29,215	$1,995	$32,609
Three to six months	673	6,043	3,826	10,542
Six to twelve months	602	434	4,553	5,589
Over twelve months	849	1,487	4,708	7,044
Total	$3,523	$37,179	$15,082	$55,784

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, totaled $266,714,000 at December 31, 2016, an increase of $13,571,000, or 5%, from December 31, 2015. At December 31, 2016, these assets represented 18% of total assets. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $390,552,000 at December 31, 2016, an increase of $14,856,000, or 4%, from December 31, 2015. These assets represented 26% of total assets at December 31, 2016 and were primarily state and political subdivision securities. Of the total portfolio, 9% mature in one year or less, 15% mature after one year through five years and 76% mature after five years. The Company sold $21,491,000 in securities available-for-sale during 2016.

As of December 31, 2016, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $78,000,000 at the following banks: Bank of America, $10,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. As of December 31, 2016, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $205,768,000 collateralized by commercial mortgage loans. At December 31, 2016, the Company had a line of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2016 or 2015.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2016, 2015 and 2014 were $35,189,000, $33,493,000 and $34,843,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2017. The Company anticipates the annual capital expenditures for 2017 should range from $3 million to $5 million. Capital expenditures in 2017 are expected to consist of equipment and software related to the payment and information processing services business.

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

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2016, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2016 as shown in Item 8, Note 2 of this report.

In 2016, cash dividends paid were $.89 per share for a total of $9,979,000, an increase of $282,000, or 3%, compared to $.85 per share for a total of $9,697,000 in 2015. The increase is attributable to the per-share amount paid.

Shareholders’ equity was $208,035,000, or 14% of total assets, at December 31, 2016, an increase of $657,000 over the balance at December 31, 2015. This increase resulted primarily from net income of $24,348,000 and an increase in additional paid in capital related to equity compensation of $4,760,000. These increases were partially offset by the repurchase of treasury shares of $9,215,000, cash dividends of $9,979,000, and a decrease in other comprehensive income of $7,879,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. As of December 31, 2016, unappropriated retained earnings of $26,374,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 187,123 shares at an aggregate cost of $9,215,000 during the year ended December 31, 2016 and 216,412 shares at an aggregate cost of $10,591,000 during the year ended December 31, 2015. As of December 31, 2016, 500,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2016, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2016, the balance of loan commitments, standby and commercial letters of credit were $45,497,000, $14,381,000 and $1,962,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2016:

	Amount of Commitment Expiration per Period
		Less than 1	1-3	3-5	Over
(In thousands)	Total	Year	Years	Years	5 Years
Operating lease commitments	$6,285	$1,490	$2,211	$1,751	$833
Time deposits	55,784	48,740	4,907	2,137	—
Total	$62,069	$50,230	$7,118	$3,888	$833

During 2016, the Company made no contribution to its noncontributory defined benefit pension plan. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2016, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	4.50%
Rate of increase in compensation levels	(a)
Expected long-term rate of return on assets	6.75%

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios in order to quantify potential changes in short-term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2016, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond 12 months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2016:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	6%	7%
+100 basis points	3%	4%
Stable rates	—	—
-100 basis points	(4%)	(3%)
-200 basis points	(6%)	(5%)

Interest Rate Sensitivity Position

The following table presents the Company’s interest rate risk position at December 31, 2016 for the various time periods indicated:

	Variable	0-90	91-180	181-364	1-5	Over
(In thousands)	Rate	Days	Days	Days	Years	5 Years	Total
Earning assets:
Loans:
Taxable	$202,281	$13,826	$12,365	$15,651	$329,062	$85,042	$658,227
Tax-exempt	—	—	—	—	6,336	303	6,639
Securities[1]:
Tax-exempt	—	13,510	5,683	7,681	78,789	264,471	370,134
U.S. government agencies	—	—	—	—	—	12,672	12,672
Certificates of deposit	—	1,250	750	4,250	1,496	—	7,746
Investments in the FHLB
and FRB	1,196	—	—	—	—	—	1,196
Federal funds sold and other
short-term investments	254,929	—	—	—	—	—	254,929
Total earning assets	$458,406	$28,586	$18,798	$27,582	$415,683	$362,488	$1,311,543
Interest-sensitive liabilities:
Money market accounts	$235,701	$—	$—	$—	$—	$—	$235,701
Now accounts	86,390	—	—	—	—	—	86,390
Savings deposits	29,430	—	—	—	—	—	29,430
Time deposits:
$250K and more	—	1,995	3,826	4,553	4,707	—	15,082
Less than $250K	—	30,614	6,717	1,037	2,335	—	40,702
Federal funds purchased and
other short-term borrowing	—	—	—	—	—	—	—
Total interest-bearing liabilities	$351,521	$32,609	$10,543	$5,590	$7,042	$—	$407,305
Interest sensitivity gap:
Periodic	$106,885	$(4,023)	$8,255	$21,992	$408,640	$362,488	$904,237
Cumulative	106,885	102,862	111,117	133,109	541,749	904,237	904,237
Ratio of interest-bearing assets
to interest-bearing liabilities:
Periodic	1.30	0.88	1.78	4.93	59.03	—	3.22
Cumulative	1.30	1.27	1.28	1.33	2.33	3.22	3.22

1       Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2016	2015
Assets
Cash and due from banks	$11,814	$9,015
Interest-bearing deposits in other financial institutions	136,852	176,405
Federal funds sold and other short-term investments	118,077	67,752
Cash and cash equivalents	266,743	253,172
Securities available-for-sale, at fair value	390,552	375,696

Loans	664,866	659,055
Less allowance for loan losses	10,175	11,635
Loans, net	654,691	647,420
Premises and equipment, net	21,086	19,648
Investments in bank-owned life insurance	16,445	15,933
Payments in excess of funding	105,347	105,526
Goodwill	11,590	11,590
Other intangible assets, net	1,997	2,405
Other assets	36,388	24,116
Total assets	$1,504,839	$1,455,506

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$214,656	$181,823
Interest-bearing	407,305	464,661
Total deposits	621,961	646,484
Accounts and drafts payable	642,287	577,259
Other liabilities	32,556	24,385
Total liabilities	1,296,804	1,248,128

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized, 11,931,147 shares
issued at December 31, 2016 and 2015	5,966	5,966
Additional paid-in capital	128,455	126,290
Retained earnings	118,363	103,994
Common shares in treasury, at cost (742,681 and 598,875
shares at December 31, 2016 and 2015, respectively)	(30,206)	(22,208)
Accumulated other comprehensive loss	(14,543)	(6,664)
Total shareholders’ equity	208,035	207,378
Total liabilities and shareholders’ equity	$1,504,839	$1,455,506

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2016	2015	2014
Fee Revenue and Other Income:
Information services payment and processing revenue	$83,713	$78,622	$77,427
Bank service fees	1,276	1,223	1,132
Gains on sales of securities	387	2,910	23
Other	760	613	1,325
Total fee revenue and other income	86,136	83,368	79,907

Interest Income:
Interest and fees on loans	29,063	28,669	29,726
Interest and dividends on securities:
Taxable	143	38	29
Exempt from federal income taxes	9,658	9,460	9,412
Interest on federal funds sold and
other short-term investments	1,066	543	592
Total interest income	39,930	38,710	39,759

Interest Expense:
Interest on deposits	2,029	2,111	2,460
Total interest expense	2,029	2,111	2,460
Net interest income	37,901	36,599	37,299
Provision for loan losses	(1,500)	(850)	—
Net interest income after provision for loan losses	39,401	37,449	37,299
Total net revenue	125,537	120,817	117,206

Operating Expense:
Personnel	72,581	70,314	66,100
Occupancy	3,390	3,400	3,172
Equipment	4,451	4,291	4,130
Amortization of intangible assets	408	408	483
Other operating	12,643	11,370	11,529
Total operating expense	93,473	89,783	85,414
Income before income tax expense	32,064	31,034	31,792
Income tax expense	7,716	7,978	7,759
Net income	$24,348	$23,056	$24,033

Basic Earnings Per Share	$2.18	$2.03	$2.09
Diluted Earnings Per Share	2.15	2.00	2.06

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Comprehensive income:
Net income	$24,348	$23,056	$24,033
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(10,644)	1,527	8,333
Tax effect	3,954	(567)	(3,096)
Reclassification adjustments for gains included in
net income	(387)	(2,910)	(23)
Tax effect	144	1,081	8
FASB ASC 715 adjustment	(1,435)	6,256	(14,621)
Tax effect	531	(2,324)	5,432
Foreign currency translation adjustments	(42)	(96)	(104)
Total comprehensive income	$16,469	$26,023	$19,962

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$24,348	$23,056	$24,033
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	9,429	8,859	8,181
Net gains on sales of securities	(387)	(2,910)	(23)
Stock-based compensation expense	1,959	2,059	2,041
Provisions for loan losses	(1,500)	(850)	—
Deferred income tax expense (benefit)	319	(137)	(621)
Increase (decrease) in income tax liability	357	47	(24)
Increase in pension liability	4,137	4,550	2,282
Other operating activities, net	(3,473)	(1,181)	(1,026)
Net cash provided by operating activities	35,189	33,493	34,843

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	21,491	99,347	587
Proceeds from maturities of securities available-for-sale	43,524	38,460	18,340
Purchase of securities available-for-sale	(96,290)	(161,279)	(54,054)
Net (increase) decrease in loans	(5,771)	10,882	(16,954)
Decrease (increase) in payments in excess of funding	179	14,701	(42,577)
Purchases of premises and equipment, net	(4,684)	(5,747)	(6,291)
Net cash used in investing activities	(41,551)	(3,636)	(100,949)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	32,833	22,824	15,158
Net (decrease) increase in interest-bearing demand and savings
deposits	(51,440)	23,536	39,766
Net decrease in time deposits	(5,916)	(18,075)	(19,221)
Net increase (decrease) in accounts and drafts payable	65,028	(78,169)	111,475
Cash dividends paid	(9,979)	(9,697)	(9,337)
Purchase of common shares for treasury	(9,215)	(10,951)	(1,848)
Other financing activities, net	(1,378)	(488)	(814)
Net cash provided by (used in) financing activities	19,933	(71,020)	135,179
Net increase (decrease) in cash and cash equivalents	13,571	(41,163)	69,073
Cash and cash equivalents at beginning of year	253,172	294,335	225,262
Cash and cash equivalents at end of year	$266,743	$253,172	$294,335

Supplemental information:
Cash paid for interest	$2,017	$2,133	$2,491
Cash paid for income taxes	7,061	8,190	8,476

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands except per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2013	$5,966	$125,062	$75,939	$(10,980)	$(5,560)	$190,427
Net income			24,033			24,033
Cash dividends ($.81 per share)			(9,337)			(9,337)
Issuance of 22,629 common shares pursuant
to stock-based compensation plan, net		(594)		(38)		(632)
Exercise of SARs		(340)		159		(181)
Stock-based compensation expense		2,041				2,041
Purchase of 39,502 common shares				(1,848)		(1,848)
Other comprehensive loss					(4,071)	(4,071)
Balance, December 31, 2014	$5,966	$126,169	$90,635	$(12,707)	$(9,631)	$200,432

Net income			23,056			23,056
Cash dividends ($.85 per share)			(9,697)			(9,697)
Issuance of 42,786 common shares pursuant
to stock-based compensation plan, net		(1,250)		797		(453)
Exercise of SARs		(687)		293		(394)
Stock-based compensation expense		2,058				2,058
Purchase of 216,412 common shares				(10,591)		(10,591)
Other comprehensive income					2,967	2,967
Balance, December 31, 2015	$5,966	$126,290	$103,994	$(22,208)	$(6,664)	$207,378

Net income			24,348			24,348
Cash dividends ($.89 per share)			(9,979)			(9,979)
Issuance of 36,196 common shares pursuant
to stock-based compensation plan, net		(1,231)		566		(665)
Exercise of SARs		(1,364)		651		(713)
Stock-based compensation expense		1,959				1,959
Purchase of 187,123 common shares				(9,215)		(9,215)
Excess tax benefits associated with stock
based compensation		2,801				2,801
Other comprehensive loss					(7,879)	(7,879)
Balance, December 31, 2016	$5,966	$128,455	$118,363	$(30,206)	$(14,543)	$208,035

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

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the 2016 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

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

Investment in Debt Securities The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 - Investments – Debt and Equity Securities. When determining whether a debt security is other-than-temporarily impaired, the Company assesses whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted to interest income over the estimated lives of the securities using the level-yield method. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method.

Allowance for Loan Losses (ALLL) The ALLL is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the ALLL. Management’s approach provides for estimated credit losses on individually evaluated loans in accordance with FASB ASC 310 - Allowance for Credit Losses (“ASC 310”). These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure.

Estimated credit losses inherent in the remainder of the portfolio are estimated in accordance with FASB ASC 450 - Contingencies. These loans are segmented into groups based on similar risk characteristics. Historical loss rates for each risk group, which are updated quarterly, are generally quantified using all recorded loan charge-offs and recoveries over a prescribed look-back period. These historical loss rates for each risk group are used as the starting point to determine the level of the allowance. The Company’s methodology incorporates an estimated loss emergence period for each risk group. The loss emergence period is the period of time from when a borrower experiences a loss event and when the actual loss is recognized in the financial statements, generally at the time of initial charge-off of the loan balance. The Company’s methodology also includes qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, loan concentrations, assessment of trends in collateral values, assessment of changes in borrowers’ financial stability, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

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

Stock-Based Compensation The Company follows FASB ASC 718 - Accounting for Stock Options and Other Stock-based Compensation (“ASC 718”), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. FASB ASC 718 also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2016, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715 - Compensation – Retirement Benefits (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Fair Value Measurements The Company follows the provisions of FASB ASC 820 - Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and outlines disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy for valuation techniques is used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. Financial instrument valuations are considered Level 1 when they are based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instrument valuations use quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Financial instrument valuations are considered Level 3 when they are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable, and when determination of the fair value requires significant management judgment or estimation. The Company records securities available for sale at their fair values on a recurring basis using Level 2 valuations. Additionally, the Company records impaired loans and other real estate owned at their fair value on a nonrecurring basis. The nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.

Impact of New and Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU, the amendments are effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively. The impact of the adoption of this ASU is currently being evaluated but is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 – Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The impact of the adoption of this ASU is currently being evaluated but is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2016 and 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2016, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2016, unappropriated retained earnings of $26,374,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2016 and 2015.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Capital		Requirement to be
	Actual		Requirements		Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2016
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$219,747	22.75%	$77,272	8.00%	$	N/A	N/A %
Cass Commercial Bank	110,576	16.72	52,898	8.00		66,123	10.00
Common Equity Tier I Capital (to risk-
weighted assets)
Cass Information Systems, Inc.	209,572	21.70	43,466	4.50		N/A	N/A
Cass Commercial Bank	102,769	15.54	29,755	4.50		42,980	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	209,572	21.70	57,954	6.00		N/A	N/A
Cass Commercial Bank	102,769	15.54	39,674	6.00		52,898	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	209,572	13.83	60,620	4.00		N/A	N/A
Cass Commercial Bank	102,769	13.98	29,409	4.00		36,761	5.00
At December 31, 2015
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$212,717	23.31%	$72,994	8.00%	$	N/A	N/A %
Cass Commercial Bank	99,872	16.90	47,281	8.00		59,102	10.00
Common Equity Tier I Capital (to risk-
weighted assets)
Cass Information Systems, Inc.	201,312	22.06	41,059	4.50		N/A	N/A
Cass Commercial Bank	92,470	15.65	26,596	4.50		38,416	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	201,312	22.06	54,746	6.00		N/A	N/A
Cass Commercial Bank	92,470	15.65	35,461	6.00		47,281	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	201,312	13.88	57,995	4.00		N/A	N/A
Cass Commercial Bank	92,470	13.15	28,124	4.00		35,155	5.00

Note 3
Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2016 and 2015 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$368,223	$5,239	$3,328	$370,134
U.S. government agencies	13,075	—	403	12,672
Certificates of deposit	7,746	—	—	7,746
Total	$389,044	$5,239	$3,731	$390,552

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$356,531	$12,552	$13	$369,070
Certificates of deposit	6,626	—	—	6,626
Total	$363,157	$12,552	$13	$375,696

The fair values of securities with unrealized losses are as follows:

			December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political	$140,384	$3,328	$—	$—	$140,384	$3,328
subdivisions
U.S. government agencies	12,672	403	—	—	12,672	403
Certificates of deposit	—	—	—	—	—	—
Total	$153,056	$3,731	$—	$—	$153,056	$3,731

			December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political	$3,638	$5	$1,208	$8	$4,846	$13
subdivisions
Certificates of deposit	—	—	—	—	—	—
Total	$3,638	$5	$1,208	$8	$4,846	$13

There were 108 securities, or 31% of the total, (none greater than 12 months) in an unrealized loss position as of December 31, 2016 compared to 5 securities (1 greater than 12 months) in an unrealized loss position as of December 31, 2015. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven, the Company does not have the intent to sell the security, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2016
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$33,890	$34,125
Due after 1 year through 5 years	57,536	58,414
Due after 5 years through 10 years	156,163	159,366
Due after 10 years	141,455	138,647
No stated maturity	—	—
Total	$389,044	$390,552

The premium related to the purchase of state and political subdivisions was $5,749,000 and $5,443,000 in 2016 and 2015, respectively.

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2016 and 2015 was $3,750,000 and $3,750,000, respectively.

Proceeds from sales of debt securities classified as available-for-sale were $21,491,000 in 2016, $99,347,000 in 2015, and $587,000 in 2014. Gross realized gains on the sales in 2016, 2015 and 2014 were $387,000, $2,910,000, and $23,000, respectively. There were no gross realized losses on sales in 2016, 2015 or 2014.

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

A summary of loan categories is as follows:

	December 31,
(In thousands)	2016	2015
Commercial and industrial	$214,767	$193,430
Real estate
Commercial:
Mortgage	104,779	108,836
Construction	6,325	1,182
Church, church-related:
Mortgage	321,168	306,728
Construction	11,152	28,957
Industrial Revenue Bonds	6,639	19,831
Other	36	91
Total loans	$664,866	$659,055

The following table presents the aging of loans by loan categories at December 31, 2016:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
Commercial and industrial	$214,767	$—	$—	$—	$—	$214,767
Real estate
Commercial:
Mortgage	104,534	—	—	—	245	104,779
Construction	6,325	—	—	—	—	6,325
Church, church-related:
Mortgage	321,168	—	—	—	—	321,168
Construction	11,152	—	—	—	—	11,152
Industrial Revenue Bonds	6,639	—	—	—	—	6,639
Other	24	12	—	—	—	36
Total	$664,609	$12	$—	$—	$245	$664,866

The following table presents the aging of loans by loan categories at December 31, 2015:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
Commercial and industrial	$193,430	$—	$—	$—	$—	$193,430
Real estate
Commercial:
Mortgage	105,804	—	—	—	3,032	108,836
Construction	1,182	—	—	—	—	1,182
Church, church-related:
Mortgage	306,625	—	—	—	103	306,728
Construction	28,957	—	—	—	—	28,957
Industrial Revenue Bonds	19,831	—	—	—	—	19,831
Other	91	—	—	—	—	91
Total	$655,920	$—	$—	$—	$3,135	$659,055

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2016:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
Commercial and industrial	$213,024	$1,743	$—	$214,767
Real estate
Commercial:
Mortgage	103,778	756	245	104,779
Construction	6,325	—	—	6,325
Church, church-related:
Mortgage	318,030	3,138	—	321,168
Construction	11,152	—	—	11,152
Industrial Revenue Bonds	6,639	—	—	6,639
Other	36	—	—	36
Total	$658,984	$5,637	$245	$664,866

[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2015:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special	Total
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Loans
Commercial and industrial	$190,303	$3,127	$—	$193,430
Real estate
Commercial:
Mortgage	104,642	1,162	3,032	108,836
Construction	1,182	—	—	1,182
Church, church-related:
Mortgage	299,135	7,490	103	306,728
Construction	28,957	—	—	28,957
Industrial Revenue Bonds	19,831	—	—	19,831
Other	91	—	—	91
Total	$644,141	$11,779	$3,135	$659,055

[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and non-performing. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. The ALLL related to impaired loans was $0 and $1,142,000 at December 31, 2016 and 2015, respectively. Nonaccrual loans were $245,000 and $3,135,000 at December 31, 2016 and 2015, respectively. Loans delinquent 90 days or more and still accruing interest were $0 at December 31, 2016 and 2015. At December 31, 2016 and 2015, there were no loans classified as troubled debt restructuring. The average balances of impaired loans during 2016, 2015 and 2014 were $333,000, $3,188,000, and $1,262,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $66,000, $390,000 and $108,000 for 2016, 2015 and 2014, respectively. Income that was recognized on nonaccrual loans was $47,000, $34,000 and $77,000 for 2016, 2015 and 2014 respectively. There were no foreclosed assets as of December 31, 2016 and December 31, 2015.

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2016:

Related
		Unpaid	Allowance
	Recorded	Principal	for Loan
(In thousands)	Investment	Balance	Losses
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	245	245	—
Church – Mortgage:
Nonaccrual	—	—	—
Total impaired loans	$245	$245	$—

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2015:

			Related
		Unpaid	Allowance
	Recorded	Principal	for Loan
(In thousands)	Investment	Balance	Losses
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	3,032	3,032	1,039
Church – Mortgage:
Nonaccrual	103	103	103
Total impaired loans	$3,135	$3,135	$1,142

The Company does not record loans at fair value on a recurring basis. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310. At December 31, 2016, impaired loans were evaluated based on the present value of expected future cash flow. At December 31, 2015, all impaired loans were evaluated based on the fair value of the collateral and the expected cash flow method. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3.

A summary of the activity in the allowance for loan losses is as follows:

	December 31,	Charge-			December 31,
(In thousands)	2015	Offs	Recoveries	Provision	2016
Commercial and industrial	$3,083	$—	$39	$139	$3,261
Real estate
Commercial:
Mortgage	2,803	—	—	(1,141)	1,662
Construction	9	—	—	38	47
Church, church-related:
Mortgage	4,082	—	1	(56)	4,027
Construction	217	—	—	(132)	85
Industrial Revenue Bond	320	—	—	(219)	101
Other	1,121	—	—	(129)	992
Total	$11,635	$—	$40	$(1,500)	$10,175

As of December 31, 2016, there were no loans to affiliates of executive officers or directors.

Note 5
Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2016	2015
Land	$873	$873
Buildings	13,087	13,079
Leasehold improvements	2,098	2,112
Furniture, fixtures and equipment	13,248	12,320
Purchased software	4,704	4,614
Internally developed software	14,377	11,111
	48,387	44,109
Less accumulated depreciation	27,301	24,461
Total	$21,086	$19,648

Total depreciation charged to expense in 2016, 2015 and 2014 amounted to $3,245,000, $3,008,000 and $2,613,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements which expire at various dates through 2023. Rental expense for 2016, 2015 and 2014 was $1,397,000, $1,387,000 and $1,405,000, respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016:

(In thousands)	Amount
2017	$1,490
2018	1,239
2019	972
2020	943
2021	808
2022-2023	833
Total	$6,285

Note 6
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350 - Goodwill and Other Intangible Assets (“ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives. Details of the Company’s intangible assets are as follows:

	December 31, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$3,933	$(2,342)	$3,933	$(2,023)
Patent	72	(8)	72	(4)
Non-compete agreements	261	(261)	261	(209)
Software	234	(234)	234	(234)
Other	500	(158)	500	(125)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$16,817	$(3,230)	$16,817	$(2,822)

[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over eight years, the non-compete agreements over five years, software over three years and other intangible assets over fifteen years. Amortization of intangible assets amounted to $408,000, $408,000 and $483,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated future amortization of intangibles is $356,000 in each of 2017, 2018, 2019, 2020 and 2021.

Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2016	2015
Interest-bearing demand deposits	$322,091	$386,203
Savings deposits	29,430	16,758
Time deposits:
Less than $100	3,523	4,758
$100 to less than $250	37,179	43,178
$250 or more	15,082	13,764
Total	$407,305	$464,661
Weighted average interest rate	.48%	.51%

Interest on deposits consists of the following:

	December 31,
(In thousands)	2016	2015	2014
Interest-bearing demand deposits	$1,387	$1,392	$1,564
Savings deposits	100	65	87
Time deposits:
Less than $100	274	346	472
$100 to less than $250	191	119	135
$250 or more	77	189	202
Total	$2,029	$2,111	$2,460

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2016		2015
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Due within:
One year	$48,740	87.4%	$55,350	89.7%
Two years	4,752	8.5	2,690	4.4
Three years	155	0.3	1,566	2.5
Four years	2,072	3.7	83	0.1
Five years	65	0.1	2,011	3.3
Total	$55,784	100.0%	$61,700	100.0%

Note 8
Unused Available Lines of Credit

As of December 31, 2016, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $78,000,000 at the following banks: Bank of America, $10,000,000; US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. As of December 31, 2016, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $205,768,000 collateralized by commercial mortgage loans. At December 31, 2016, the Company had a line of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2016 or 2015.

Note 9
Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2016.

2016
Shares outstanding at January 1	11,332,272
Issuance of common stock:
Employee restricted stock grants	15,455
Employee SARs exercised	20,761
Directors’ compensation	9,029
Shares repurchased	(187,123)
Shares forfeited	(1,928)
Shares outstanding at December 31	11,188,466

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

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2016	2015	2014
Basic:
Net income	$24,348	$23,056	$24,033
Weighted average common shares outstanding	11,150,395	11,358,609	11,479,025
Basic earnings per share	$2.18	$2.03	$2.09
Diluted:
Net income	$24,348	$23,056	$24,033
Weighted average common shares outstanding	11,150,395	11,358,609	11,479,025
Effect of dilutive restricted stock and SARs	156,729	159,819	164,954
Weighted average common shares outstanding
assuming dilution	11,307,124	11,518,428	11,643,979
Diluted earnings per share	$2.15	$2.00	$2.06

Note 10
Employee Benefit Plans

Defined Benefit Plan
The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers most of its employees. Effective December 31, 2016, the Plan was closed to all new participants. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the Plan over a period of approximately 30 years.

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2016	2015
Projected benefit obligation:
Balance, January 1	$78,369	$81,342
Service cost	3,559	3,795
Interest cost	3,505	3,178
Actuarial (gain) loss	2,003	(8,358)
Benefits paid	(1,885)	(1,588)
Balance, December 31	$85,551	$78,369
Plan assets:
Fair value, January 1	$71,174	$72,972
Actual return	3,879	(210)
Employer contribution	—	—
Benefits paid	(1,885)	(1,588)
Fair value, December 31	$73,168	$71,174
Funded status:
Accrued pension liability	$(12,383)	$(7,195)

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2016, 2015 and 2014, the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve. For 2016, the RP-2014 Mortality Table and the MP-2016 Mortality Improvement Table were used. For 2015, the RP-2014 Mortality Table and MP-2015 Mortality Improvement Table were used. For 2014, the RP-2014 Mortality Table and MP-2014 Mortality Improvement Table were used.

	2016	2015	2014
Weighted average discount rate	4.25%	4.50%	4.00%
Rate of increase in compensation levels	(a)	(a)	(a)
(a)	6.0% graded down to 3.25% over the first seven years of service

The accumulated benefit obligation was $74,425,000 and $68,321,000 as of December 31, 2016 and 2015, respectively. The Company does not expect to make a contribution to the Plan in 2017. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2017	$2,319,000
2018	2,660,000
2019	2,814,000
2020	3,045,000
2021	3,309,000
2022-2026	21,898,000

The Plan’s pension cost included the following components:

	For the Year Ended
	December 31,
(In thousands)	2016	2015	2014
Service cost – benefits earned during the year	$3,559	$3,796	$3,003
Interest cost on projected benefit obligations	3,505	3,178	3,037
Expected return on plan assets	(4,734)	(4,864)	(4,711)
Net amortization and deferral	1,259	1,542	244
Net periodic pension cost	$3,589	$3,652	$1,573

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2016	2015	2014
Weighted average discount rate	4.50%	4.00%	5.00%
Rate of increase in compensation levels	(a)	(a)	3.75%
Expected long-term rate of return on assets	6.75%	6.75%	6.75%
(a)	6.0% graded down to 3.25% over the first seven years of service

For 2016, the RP-2014 Mortality Table and the MP-2016 Mortality Improvement Table were used. For 2015, the RP-2014 Mortality Table and the MP-2015 Mortality Improvement Table were used. For 2014, the RP-2010 Mortality Tables and the AA Mortality Improvement scale were used.

The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation is a balance between fixed income and equity investments, with a target allocation of approximately 48% fixed income, 36% U.S. equity and 16% non-U.S. equity. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity components are invested in pooled large cap, small/mid cap and non-U.S. stocks. The expected one-year nominal returns and annual standard deviations are shown by asset class below:

		One-Year Nominal	Annual Standard
Asset Class	% of Total Portfolio	Return	Deviation
Core Fixed Income	48%	4.51%	4.64%
Large Cap U.S. Equities	10%	7.36%	16.14%
Large Cap U.S. Growth Equities	18%	7.67%	17.31%
Small Cap U.S. Equities	8%	8.49%	20.02%
International (Developed)	15%	8.89%	19.35%
International (Emerging)	1%	10.68%	27.66%

Applying appropriate correlation factors between each of the asset classes the long-term rate of return on assets is estimated to be 6.50%.

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2016			2015
		Quoted Prices			Quoted Prices
		in Active			in Active
		Markets for	Significant		Markets for	Significant
		Identical	Observable		Identical	Observable
		Assets	Inputs		Assets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Cash	$340	$340	$—	$283	$283	$—
Equity securities
U.S. Large Cap Growth	13,306	—	13,306	12,908	—	12,908
U.S. Small/Mid Cap Growth	5,655	—	5,655	5,418	—	5,418
Non-U. S. Core	10,588	—	10,588	10,474	—	10,474
U.S. Large Cap Passive	7,364	—	7,364	7,153	—	7,153
Emerging Markets	652	—	652	599	—	599
Fixed Income
U.S. Core	24,438	—	24,438	23,881	—	23,881
U.S. Passive	9,571	—	9,571	9,328	—	9,328
Opportunistic	1,254		1,254	1,130		1,130
Total	$73,168	$340	$72,828	$71,174	$283	$70,891

Supplemental Executive Retirement Plan
The Company also has an unfunded supplemental executive retirement plan (“SERP”) which covers key executives of the Company whose benefits are limited by the IRS under the Company’s qualified retirement plan. The SERP is a noncontributory plan in which the Company’s subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as the Plan.

A summary of the activity in the SERP’s projected benefit obligation, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2016	2015
Benefit obligation:
Balance, January 1	$8,748	$9,403
Service cost	133	140
Interest cost	367	348
Benefits paid	(247)	(243)
Actuarial (gain) loss	131	(900)
Balance, December 31	$9,132	$8,748

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2016, 2015 and 2014, the SERP’s expected benefit cash flows were discounted using the Citigroup Above Median Curve.

	2016	2015	2014
Weighted average discount rate	4.00%	4.25%	3.75%
Rate of increase in compensation levels	(a)	(a)	(a)
(a)	6.00% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $7,904,000 and $7,482,000 as of December 31, 2016 and 2015, respectively. Since this is an unfunded plan, there are no plan assets. Benefits paid were $247,000 in 2016, $243,000 in 2015 and $236,000 in 2014. Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2017	$247,000
2018	313,000
2019	312,000
2020	310,000
2021	364,000
2022-2026	3,679,000

The SERP’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2016	2015	2014
Service cost – benefits earned during the year	$133	$140	$136
Interest cost on projected benefit obligations	367	348	377
Net amortization and deferral	295	654	431
Net periodic pension cost	$795	$1,142	$944

The pretax amounts in accumulated other comprehensive loss as of December 31 were as follows:

	The Plan		SERP
(In thousands)	2016	2015	2016	2015
Prior service cost	$—	$—	$—	$—
Net actuarial loss	22,237	20,637	2,005	2,169
Total	$22,237	$20,637	$2,005	$2,169

The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2016 expected to be recognized as components of net periodic benefit cost in 2017 for the Plan are $0 and $1,328,000, respectively. The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2016 expected to be recognized as components of net periodic benefit cost in 2017 for the SERP are $0 and $323,000, respectively.

The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2016, 2015 and 2014 was $5,367,000, $5,211,000, and $5,298,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2016, 2015 and 2014 were $658,000, $623,000, and $584,000, respectively.

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

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over the three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over the three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period with the exception of those shares granted in lieu of cash payment for retainer fees which are expensed in the period earned. Changes in restricted shares outstanding for the year ended December 31, 2016 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2015	69,041	$51.33
Granted	36,196	$50.33
Vested	(29,469)	$50.89
Forfeited	(1,928)	$50.75
Balance at December 31, 2016	73,840	$51.03

During 2015 and 2014, 42,786 and 22,629 shares, respectively, were granted with weighted average per share market values at date of grant of $51.04 in 2015 and $58.89 in 2014. The fair value of such shares, which is based on the market price on the date of grant, is amortized to expense over the three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year period. Amortization of the restricted stock bonus awards totaled $1,712,000 for 2016, $1,514,000 for 2015 and $1,250,000 for 2014. As of December 31, 2016, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,688,000 and the related weighted average period over which it is expected to be recognized is approximately 0.58 years. The total fair value of shares vested during the years ended December 2016, 2015, and 2014 was $1,500,000, $1,089,000, and $1,066,000, respectively.

SARs
There were no SARs granted during the year ended December 31, 2016. The Company uses the Black-Scholes option-pricing model to determine the fair value of the SARs at the date of grant.

During 2016, the Company recognized SARs expense of $247,000. As of December 31, 2016, the total unrecognized compensation expense related to SARs was $18,000, and the related weighted average period over which it is expected to be recognized is .08 years. Changes in SARs outstanding for the year ended December 31, 2016 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2015	307,323	$36.57
Exercised	(69,855)	$30.96
Forfeited	—	$—
Balance at December 31, 2016	237,468	$38.22
Exercisable at December 31, 2016	225,304	$36.95

The total intrinsic value of SARs exercised during 2016 and 2015 was $2,162,000 and $1,268,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2016 was 5.22 years, and the aggregate intrinsic value was $8,395,000. The average remaining contractual term for SARs exercisable as of December 31, 2015 was 5.99 years, and the aggregate intrinsic value was $4,577,000.

The total compensation cost for share-based payment arrangements was $1,959,000, $2,059,000, and $2,042,000 in 2016, 2015, and 2014, respectively.

Note 12
Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Postage and supplies	$1,925	$1,954	$2,008
Promotional expense	2,187	2,268	2,049
Professional fees	1,930	1,690	1,566
Outside service fees	3,316	2,848	2,876
Data processing services	372	357	338
Telecommunications	1,000	1,068	1,045
Other	1,913	1,185	1,647
Total other operating expense	$12,643	$11,370	$11,529

Note 13
Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Current:
Federal	$6,456	$6,825	$7,189
State	941	1,290	1,191
Deferred:
Federal	301	(84)	(585)
State	18	(53)	(36)
Total income tax expense	$7,716	$7,978	$7,759

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for each of 2016, 2015 and 2014 to income before income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Expected income tax expense	$11,223	$10,862	$11,127
(Reductions) increases resulting from:
Tax-exempt income	(3,754)	(3,704)	(3,896)
State taxes, net of federal benefit	623	804	751
Other, net	(376)	16	(223)
Total income tax expense	$7,716	$7,978	$7,759

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,718	$4,251
ASC 715 pension funding liability	8,969	8,438
Net operating loss carryforward[1]	169	212
Supplemental executive retirement plan accrual	2,604	1,690
Stock compensation	1,695	—
Other	177	553
Total deferred tax assets	$17,332	$15,144
Deferred tax liabilities:
Premises and equipment	(2,731)	(2,081)
Pension	(3,601)	(4,181)
Stock compensation	—	(510)
Intangible/assets	(1,402)	(1,314)
Unrealized gain on investment in securities available-for-sale	(560)	(4,658)
Other	—	(452)
Total deferred tax liabilities	$(8,294)	$(13,196)
Net deferred tax assets	$9,038	$1,948

[1]	As of December 31, 2016, the Company had approximately $484,000 of net operating loss carry forwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carry forward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carry forward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2016 or 2015, due to management’s belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2016	2015	2014
Balance at January 1	$1,194	$1,117	$1,208
Changes in unrecognized tax benefits as a result of tax
positions taken during a prior year	407	10	(107)
Changes in unrecognized tax benefits as a result of tax
position taken during the current year	311	277	267
Decreases in unrecognized tax benefits relating to
settlements with taxing authorities	—	—	—
Reductions to unrecognized tax benefits as a result of a
lapse of the applicable statute of limitations	(289)	(210)	(251)
Balance at December 31	$1,623	$1,194	$1,117

At December 31, 2016, 2015 and 2014, the balance of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $1,225,000, $861,000 and $819,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.

As of December 31, 2016, 2015 and 2014, the Company had $108,000, $54,000 and $45,000, respectively, in accrued interest related to unrecognized tax benefits. During 2016 and 2015, the Company recorded a net increase in accrued interest of $54,000 and $9,000, respectively, as a result of settlements with taxing authorities and other prior-year adjustments.

The Company believes it is reasonably possible that the total amount of tax benefits will decrease by approximately $223,000 over the next twelve months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2013 through 2015 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2012 through 2015.

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

Note 15
Disclosures about Fair Value of Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2016 and 2015, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2016	2015
Conditional commitments to extend credit	$45,497	$25,212
Standby letters of credit	14,381	11,581
Commercial letters of credit	1,962	1,857

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2016		2015
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$266,743	$266,743	$253,172	$253,172
Investment in securities	390,552	390,552	375,696	375,696
Loans, net	654,691	652,028	647,420	649,161
Accrued interest receivable	6,543	6,543	6,647	6,647
Total	$1,318,529	$1,315,866	$1,282,935	$1,284,676

Balance sheet liabilities:
Deposits	$621,961	$622,173	$646,484	$646,892
Accounts and drafts payable	642,287	642,287	577,259	577,259
Accrued interest payable	46	46	35	35
Total	$1,264,294	$1,264,506	$1,223,778	$1,224,186

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

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2016, 2015 and 2014, is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
2016
Fee revenue and other income:
Income from customers	$84,612	$1,524	$—	$86,136
Intersegment income (expense)	12,164	1,575	(13,739)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	13,820	25,581	—	39,401
Intersegment income (expense)	2	(2)	—	—
Depreciation and amortization	3,368	165	120	3,653
Income taxes	1,478	6,238	—	7,716
Net income	14,049	10,299	—	24,348
Goodwill	11,454	136	—	11,590
Other intangible assets, net	1,997	—	—	1,997
Total assets	$763,999	$756,164	$(15,324)	$1,504,839
2015
Fee revenue and other income:
Income from customers	$82,144	$1,224	$—	$83,368
Intersegment income (expense)	10,078	1,648	(11,726)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	14,598	22,851	—	37,449
Intersegment income (expense)	12	(12)	—	—
Depreciation and amortization	3,164	151	101	3,416
Income taxes	2,818	5,160	—	7,978
Net income	14,635	8,421	—	23,056
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,405	—	—	2,405
Total assets	$702,491	$761,739	$(8,724)	$1,455,506
2014
Fee revenue and other income:
Income from customers	$78,773	$1,134	$—	$79,907
Intersegment income (expense)	9,210	1,504	(10,714)	—
Net interest income (expense) after provision
for loan losses:
Income from customers	15,678	21,621	—	37,299
Intersegment income (expense)	12	(12)	—	—
Depreciation and amortization	2,795	182	119	3,096
Income taxes	3,006	4,753	—	7,759
Net income	16,379	7,654	—	24,033
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,762	—	—	2,762
Total assets	$782,844	$755,400	$(37,513)	$1,500,731

Note 17
Subsequent Events

In accordance with FASB ASC 855 - Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2016, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 18
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets
	December 31,
(In thousands)	2016	2015
Assets
Cash and due from banks	$45,464	$30,165
Short-term investments	107,898	50,689
Securities available-for-sale, at fair value	390,552	373,946
Loans, net	47,184	87,615
Investments in subsidiaries	101,824	91,770
Premises and equipment, net	20,375	18,886
Other assets	161,317	150,135
Total assets	$874,614	$803,206
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$640,945	$576,919
Other liabilities	25,415	18,732
Total liabilities	666,360	595,651
Total shareholders’ equity	208,254	207,555
Total liabilities and shareholders’ equity	$874,614	$803,206

	Condensed Statements of Income
	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Income from subsidiaries:
Interest	$2	$12	$12
Management fees	2,105	2,201	2,058
Income from subsidiaries	2,107	2,213	2,070
Information services revenue	83,543	78,488	77,064
Net interest income after provision	13,389	13,948	14,986
Gain on sales of investment securities	387	2,910	23
Other income	504	613	1,323
Total income	99,930	98,172	95,466
Expenses:
Salaries and employee benefits	65,968	63,475	59,885
Other expenses	18,133	16,580	15,587
Total expenses	84,101	80,055	75,472
Income before income tax and equity in undistributed
income of subsidiaries	15,829	18,117	19,994
Income tax expense	1,540	2,950	3,125
Income before undistributed income of subsidiaries	14,289	15,167	16,869
Equity in undistributed income of subsidiaries	10,059	7,889	7,164
Net income	$24,348	$23,056	$24,033

	Condensed Statements of Cash Flows
	For the Years Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$24,348	$23,056	$24,033
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Equity in undistributed income of subsidiaries	(10,059)	(7,889)	(7,164)
Net change in other assets	(7,085)	16,100	(44,879)
Net change in other liabilities	6,683	(2,779)	534
Amortization of stock-based awards	1,677	1,504	1,250
Other, net	7,558	10,389	13,487
Net cash provided by (used in) operating activities	23,122	40,381	(12,739)
Cash flows from investing activities:
Net increase in securities	(33,025)	(23,472)	(35,128)
Net decrease in loans	40,431	28,343	9,358
Purchases of premises and equipment, net	(4,557)	(5,708)	(8,941)
Net cash provided by (used in) investing activities	2,849	(837)	(34,711)
Cash flows from financing activities:
Net increase (decrease) in accounts and drafts payable	64,026	(78,439)	111,405
Cash dividends paid	(9,979)	(9,697)	(9,337)
Purchase of common shares for treasury	(9,215)	(10,951)	(1,848)
Other financing activities	1,705	66	(21)
Net cash provided by (used in) financing activities	46,537	(99,021)	100,199
Net increase (decrease) in cash and cash equivalents	72,508	(59,477)	52,749
Cash and cash equivalents at beginning of year	80,854	140,331	87,582
Cash and cash equivalents at end of year	$153,362	$80,854	$140,331

Note 19
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	YTD
2016
Fee revenue and other income	$20,505	$21,457	$22,149	$22,025	$86,136
Interest income	9,777	10,010	9,985	10,158	39,930
Interest expense	513	504	505	507	2,029
Net interest income	9,264	9,506	9,480	9,651	37,901
Provision for loan losses	(1,000)	—	—	(500)	(1,500)
Operating expense	22,916	23,059	23,552	23,946	93,473
Income tax expense	2,020	2,035	1,855	1,806	7,716
Net income	$5,833	$5,869	$6,222	$6,424	$24,348
Net income per share:
Basic earnings per share	$.52	$.53	$.56	$.58	$2.18
Diluted earnings per share	.51	.52	.55	.57	2.15
2015
Fee revenue and other income	$20,832	$20,838	$21,514	$20,184	$83,368
Interest income	9,552	9,803	9,581	9,774	38,710
Interest expense	591	521	498	501	2,111
Net interest income	8,961	9,282	9,083	9,273	36,599
Provision for loan losses	—	—	—	(850)	(850)
Operating expense	22,308	22,640	22,634	22,201	89,783
Income tax expense	1,946	1,932	2,083	2,017	7,978
Net income	$5,539	$5,548	$5,880	$6,089	$23,056
Net income per share:
Basic earnings per share	$.48	$.49	$.52	$.54	$2.03
Diluted earnings per share	.48	.48	.51	.53	2.00

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cass Information Systems, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
March 8, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cass Information Systems, Inc.:

We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2016, and our report dated March 8, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
March 8, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information,” and “Beneficial Ownership of Securities.”

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

ITEM 11. EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2017 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2017 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2016:

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans	298,352	$40.40	589,177
approved by security
holders (1)

Equity compensation plans	_	_	_
not approved by security
holders
Total	298,352	$40.40	589,177

(1) Amount disclosed relates to the Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”).

Refer to Note 11 to the consolidated financial statements for information concerning the Omnibus Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the section entitled “Election of Directors – Proposal 1” of the Company’s 2017 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 4” of the Company’s 2017 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this report:

	(1) and (2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

	(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

	3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

	3.2	Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

	3.3	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

	3.4	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 21, 2016.

	10.3	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.*

	10.4	Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.*

	10.5	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

	10.6	Form of Restricted Stock Agreement (2013), incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2013.*

	10.7	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

	10.8	Form of Restricted Stock Award Agreement.*

	10.9	Form of Restricted Stock Unit Agreement.*

	10.10	Description of Cass Information Systems, Inc. Profit Sharing Program.*

	21	Subsidiaries of registrant.

	23	Consent of Independent Registered Public Accounting Firm.

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
________________

*Management contract or compensatory plan arrangement

(c) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: March 8, 2017	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2017	By	/s/	P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: March 8, 2017	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber

Date: March 8, 2017	By	/s/	Ralph W. Clermont
Ralph W. Clermont

Date: March 8, 2017	By	/s/	Lawrence A. Collett
Lawrence A. Collett

Date: March 8, 2017	By	/s/	Robert A. Ebel
Robert A. Ebel

Date: March 8, 2017	By	/s/	Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: March 8, 2017	By	/s/	James J. Lindemann
James J. Lindemann

Date: March 8, 2017	By	/s/	Joseph D. Rupp
Joseph D. Rupp

Date: March 8, 2017	By	/s/	Randall L. Schilling
Randall L. Schilling

Date: March 8, 2017	By	/s/	Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.