Form 10-Q
period 2017-03-31
CASS INFORMATION SYSTEMS INC
filed 2017-05-03
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 2017

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

Yes           X                No       _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer _____	Accelerated Filer X

Non-Accelerated Filer _____ (Do not check if a smaller reporting company)	Smaller Reporting Company _____	Emerging Growth Company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      _____            No           X

The number of shares outstanding of the registrant's only class of common stock as of April 26, 2017: Common stock, par value $.50 per share – 11,195,785 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	March 31, 2017 (unaudited) and December 31, 2016	3

	Consolidated Statements of Income
	Three months ended March 31, 2017 and 2016 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2017 and 2016 (unaudited)	5

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2017 and 2016 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	27

PART II – Other Information – Items 1. – 6.		27

SIGNATURES		29

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31,
	2017	December 31,
	(Unaudited)	2016
Assets
Cash and due from banks	$11,505	$11,814
Interest-bearing deposits in other financial institutions	80,590	136,852
Federal funds sold and other short-term investments	51,475	118,077
Cash and cash equivalents	143,570	266,743
Securities available-for-sale, at fair value	426,315	390,552

Loans	675,380	664,866
Less: Allowance for loan losses	10,191	10,175
Loans, net	665,189	654,691
Premises and equipment, net	21,094	21,086
Investment in bank-owned life insurance	16,568	16,445
Payments in excess of funding	121,775	105,347
Goodwill	11,590	11,590
Other intangible assets, net	2,971	1,997
Other assets	37,934	36,388
Total assets	$1,447,006	$1,504,839

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$195,860	$214,656
Interest-bearing	382,496	407,305
Total deposits	578,356	621,961
Accounts and drafts payable	623,223	642,287
Other liabilities	32,297	32,556
Total liabilities	1,233,876	1,296,804

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000
shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000
shares authorized and 11,931,147 shares issued at March 31, 2017
and December 31, 2016	5,966	5,966
Additional paid-in capital	128,209	128,455
Retained earnings	122,095	118,363
Common shares in treasury, at cost (734,906 shares at March 31,
2017 and 742,681 shares at December 31, 2016)	(30,184)	(30,206)
Accumulated other comprehensive loss	(12,956)	(14,543)
Total shareholders’ equity	213,130	208,035
Total liabilities and shareholders’ equity	$1,447,006	$1,504,839

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2017	2016
Fee Revenue and Other Income:
Information services payment and processing revenue	$22,289	$19,545
Bank service fees	282	358
Gains on sales of securities	—	308
Other	200	294
Total fee revenue and other income	22,771	20,505

Interest Income:
Interest and fees on loans	6,953	7,131
Interest and dividends on securities:
Taxable	77	12
Exempt from federal income taxes	2,601	2,394
Interest on federal funds sold and
other short-term investments	368	240
Total interest income	9,999	9,777

Interest Expense:
Interest on deposits	480	513
Net interest income	9,519	9,264
Provision for loan losses	—	(1,000)
Net interest income after provision for loan
losses	9,519	10,264
Total net revenue	32,290	30,769

Operating Expense:
Salaries and employee benefits	18,799	17,846
Occupancy	842	834
Equipment	1,304	1,055
Amortization of intangible assets	99	102
Other operating expense	3,274	3,079
Total operating expense	24,318	22,916
Income before income tax expense	7,972	7,853
Income tax expense	1,665	2,020
Net income	$6,307	$5,833

Basic earnings per share	$.57	$.52
Diluted earnings per share	.56	.51

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2017	2016
Comprehensive income:
Net income	$6,307	$5,833
Other comprehensive income:
Net unrealized gain on securities available-for-sale	2,513	3,674
Tax effect	(933)	(1,365)
Reclassification adjustments for gains included in net income	—	(308)
Tax effect	—	114
Foreign currency translation adjustments	8	46
Total comprehensive income	$7,895	$7,994

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$6,307	$5,833
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,704	2,307
Net gains on sales of securities	—	(308)
Stock-based compensation expense	537	499
Provision for loan losses	—	(1,000)
Increase in income tax liability	467	378
Increase in pension liability	1,155	1,005
Other operating activities, net	(5,549)	(1,552)
Net cash provided by operating activities	5,621	7,162

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	—	19,039
Proceeds from maturities of securities available-for-sale	17,623	10,865
Purchase of securities available-for-sale	(52,599)	(25,102)
Net increase in loans	(10,498)	(25,560)
Increase in payments in excess of funding	(16,428)	(5,139)
Purchases of premises and equipment, net	(887)	(1,082)
Net cash used in investing activities	(62,789)	(26,979)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(18,796)	2,458
Net decrease in interest-bearing demand and savings deposits	(24,994)	(44,046)
Net increase in time deposits	185	949
Net decrease in accounts and drafts payable	(19,064)	(40,534)
Cash dividends paid	(2,575)	(2,484)
Purchase of common shares for treasury	—	(3,772)
Other financing activities, net	(761)	(580)
Net cash used in financing activities	(66,005)	(88,009)
Net decrease in cash and cash equivalents	(123,173)	(107,826)
Cash and cash equivalents at beginning of period	266,743	253,172
Cash and cash equivalents at end of period	$143,570	$145,346

Supplemental information:
Cash paid for interest	$476	$501
Cash paid for income taxes	1,198	1,671

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2017, the Company acquired Efftel Telecoms Ltd. (“Efftel”) and recorded intangible assets of $1,074,000. Those intangible assets were estimated as $974,000 for the customer list and $100,000 for non-compete agreements. The amounts will be adjusted upon the completion of a valuation.

Details of the Company’s intangible assets are as follows:

	March 31, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$4,907	$(2,429)	$3,933	$(2,342)
Patent	72	(9)	72	(8)
Non-compete agreements	361	(263)	261	(261)
Software	234	(234)	234	(234)
Other	500	(167)	500	(158)
Unamortized intangible assets:
Goodwill[1]	11,817	(227)	11,817	(227)
Total intangible assets	$17,891	$(3,329)	$16,817	$(3,230)
1Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $99,000 and $102,000 for the three-month periods ended March 31, 2017 and 2016, respectively. Estimated annual amortization of intangibles is as follows: $456,000 in 2017, and $476,000 in each of 2018, 2019, 2020 and 2021.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three months ended March 31, 2017 and 2016. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
(In thousands except share and per share data)	2017	2016
Basic
Net income	$6,307	$5,833
Weighted-average common shares outstanding	11,124,250	11,233,558
Basic earnings per share	$.57	$.52

Diluted
Net income	$6,307	$5,833
Weighted-average common shares outstanding	11,124,250	11,233,558
Effect of dilutive restricted stock and stock appreciation rights	166,671	153,299
Weighted-average common shares outstanding assuming dilution	11,290,921	11,386,857
Diluted earnings per share	$.56	$.51

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 17, 2016, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 0 and 75,882 shares during the three-month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017, 500,000 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended March 31, 2017
Fee revenue and other income:
Income from customers	$23,646	$6,644	$—	$30,290
Intersegment income (expense)	2,964	361	(3,325)	—
Net income	3,824	2,483	—	6,307
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,971	—	—	2,971
Total assets	747,301	715,753	(16,048)	1,447,006
Three Months Ended March 31, 2016
Fee revenue and other income:
Income from customers	$23,558	$7,211	$—	$30,769
Intersegment income (expense)	3,258	376	(3,634)	—
Net income	2,947	2,886	—	5,833
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,303	—	—	2,303
Total assets	663,487	718,234	(4,703)	1,377,018

Note 6 – Loans by Type

A summary of loan categories is as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Commercial and industrial	$227,028	$214,767
Real estate
Commercial:
Mortgage	95,864	104,779
Construction	7,257	6,325
Church, church-related:
Mortgage	326,895	321,168
Construction	12,454	11,152
Industrial Revenue Bonds	5,824	6,639
Other	58	36
Total loans	$675,380	$664,866

The following table presents the aging of loans by loan categories at March 31, 2017 and December 31, 2016:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
March 31, 2017
Commercial and industrial	$227,028	$—	$—	$—	$—	$227,028
Real estate
Commercial:
Mortgage	95,633	—	—	—	231	95,864
Construction	7,257	—	—	—	—	7,257
Church, church-related:
Mortgage	326,895	—	—	—	—	326,895
Construction	12,454	—	—	—	—	12,454
Industrial Revenue Bonds	5,824	—	—	—	—	5,824
Other	36	22	—	—	—	58
Total	$675,127	$22	$—	$—	$231	$675,380
December 31, 2016
Commercial and industrial	$214,767	$—	$—	$—	$—	$214,767
Real estate
Commercial:
Mortgage	104,534	—	—	—	245	104,779
Construction	6,325	—	—	—	—	6,325
Church, church-related:
Mortgage	321,168	—	—	—	—	321,168
Construction	11,152	—	—	—	—	11,152
Industrial Revenue Bonds	6,639	—	—	—	—	6,639
Other	24	12	—	—	—	36
Total	$664,609	$12	$—	$—	$245	$664,866

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2017 and December 31, 2016:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
March 31, 2017
Commercial and industrial	$225,321	$1,707	$—	$227,028
Real estate
Commercial:
Mortgage	94,892	741	231	95,864
Construction	7,257	—	—	7,257
Church, church-related:
Mortgage	323,866	3,029	—	326,895
Construction	12,454	—	—	12,454
Industrial Revenue Bonds	5,824	—	—	5,824
Other	58	—	—	58
Total	$669,672	$5,477	$231	$675,380
December 31, 2016
Commercial and industrial	$213,024	$1,743	$—	$214,767
Real estate
Commercial:
Mortgage	103,778	756	245	104,779
Construction	6,325	—	—	6,325
Church, church-related:
Mortgage	318,030	3,138	—	321,168
Construction	11,152	—	—	11,152
Industrial Revenue Bonds	6,639	—	—	6,639
Other	36	—	—	36
Total	$658,984	$5,637	$245	$664,866
1 Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
2 Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At March 31, 2017 and December 31, 2016, impaired loans were evaluated using the expected cash flow method. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no loans delinquent 90 days or more and still accruing interest at March 31, 2017 and December 31, 2016. There were no loans classified as troubled debt restructuring at March 31, 2017 and December 31, 2016.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of March 31, 2017 and December 31, 2016.

The following table presents the recorded investment and unpaid principal balance for impaired loans at March 31, 2017 and December 31, 2016:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
March 31, 2017
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	231	231	—
Church – Mortgage:
Nonaccrual	—	—	—
Total impaired loans	$231	$231	$—
December 31, 2016
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	245	245	—
Church – Mortgage:
Nonaccrual	—	—	—
Total impaired loans	$245	$245	$—

A summary of the activity in the allowance for loan losses from December 31, 2016 to March 31, 2017 is as follows:

	December 31,	Charge-			March 31,
(In thousands)	2016	Offs	Recoveries	Provision	2017
Commercial and industrial	$3,261	$—	$16	$170	$3,447
Real estate
Commercial:
Mortgage	1,662	—	—	(140)	1,522
Construction	47	—	—	7	54
Church, church-related:
Mortgage	4,027	—	—	73	4,100
Construction	85	—	—	9	94
Industrial Revenue Bond	101	—	—	(12)	89
Other	992	—	—	(107)	885
Total	$10,175	$—	$16	$—	$10,191

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2017 and December 31, 2016, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2017, the balance of unused loan commitments, standby and commercial letters of credit were $54,977,000, $13,101,000, and $1,800,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at March 31, 2017:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$6,002	$1,544	$2,120	$1,696	$642
Time deposits	55,969	50,098	3,704	2,167	—
Total	$61,971	$51,642	$5,824	$3,863	$642

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the three months ended March 31, 2017, 15,356 restricted shares, 23,038 performance-based restricted shares, and 0 SARs were granted under the Omnibus Plan.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of March 31, 2017, the total unrecognized compensation expense related to non-vested restricted shares was $2,253,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended
	March 31, 2017
	Shares	Fair Value
Balance at December 31, 2016	73,840	$51.03
Granted	15,356	$65.12
Vested	(24,553)	$52.51
Balance at March 31, 2017	64,643	$53.81

Performance-Based Restricted Stock
On February 2, 2017, the Company granted three-year performance based restricted stock (“PBRS”) awards which are contingent upon the achievement of pre-established financial goals over the period from January 1, 2017 through December 31, 2019. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The target number of PBRS shares granted was 23,038 with a grant date fair value of $65.12 per share. The 2017 expense related to this grant is currently estimated to be $458,000 and is based on the grant date fair value and the achievement of 100% of the target financial goals. The estimated expense for 2017 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs
SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of March 31, 2017, all compensation expense has been recognized. Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2017:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2016	237,468	$38.22	5.73	$3,201
Exercised	(13,229)	$43.34
Outstanding at March 31, 2017	224,239	$37.92	4.94	$6,320
Exercisable at March 31, 2017	224,239	$37.92	4.94	$6,320

Following is a summary of the activity of the non-vested SARs during the three-month period ended March 31, 2017:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2016	12,164	$61.64
Vested	(12,164)	$61.64
Non-vested at March 31, 2017	—	—

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

	Estimated	Actual
(In thousands)	2017	2016
Service cost – benefits earned during the year	$3,805	$3,559
Interest cost on projected benefit obligations	3,587	3,505
Expected return on plan assets	(4,680)	(4,734)
Net amortization	1,328	1,259
Net periodic pension cost	$4,040	$3,589

Pension costs recorded to expense were $1,020,000 and $877,000 for the three-month periods ended March 31, 2017 and 2016, respectively. Pension costs increased in 2017 due to a decrease in the discount rate and expected return on plan assets assumptions and the use of the updated mortality tables. The Company made no contribution to the plan during the three-month period ended March 31, 2017 and is evaluating the amount of additional contributions, if any, in the remainder of 2017.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2016 and an estimate for 2017:

	Estimated	Actual
(In thousands)	2017	2016
Service cost – benefits earned during the year	$143	$133
Interest cost on projected benefit obligation	361	367
Net amortization	323	295
Net periodic pension cost	$827	$795

Pension costs recorded to expense were $209,000 and $201,000 for the three-month periods ended March 31, 2017 and 2016, respectively.

Note 10 – Income Taxes

As of March 31, 2017, the Company’s unrecognized tax benefits were approximately $1,729,000, of which $1,320,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2016, the Company's unrecognized tax benefits were approximately $1,623,000, of which $1,225,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $253,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $125,000 and $108,000 of gross interest accrued as of March 31, 2017 and December 31, 2016, respectively. There were no penalties for unrecognized tax benefits accrued at March 31, 2017 and December 31, 2016.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2013 through 2015 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2012 through 2015.

During the three months ended March 31, 2017, the Company adopted ASU No. 2016-09 – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The adoption of this new accounting pronouncement resulted in a $243,000 reduction in income tax expense.

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

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$403,011	$6,961	$2,539	$407,433
U.S. government agencies	12,787	—	401	12,386
Certificates of deposit	6,496	—	—	6,496
Total	$422,294	$6,961	$2,940	$426,315

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$368,223	$5,239	$3,328	$370,134
U.S. government agencies	13,075	—	403	12,672
Certificates of deposit	7,746	—	—	7,746
Total	$389,044	$5,239	$3,731	$390,552

The fair values of securities with unrealized losses are as follows:

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$110,100	$2,539	$—	$—	$110,100	$2,539
U.S. government agencies	12,386	401	—	—	12,386	401
Certificates of deposit	—	—	—	—	—	—
Total	$122,486	$2,940	$—	$—	$122,486	$2,940

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$140,384	$3,328	$—	$—	$140,384	$3,328
U.S. government agencies	12,672	403	—	—	12,672	403
Certificates of deposit	—	—	—	—	—	—
Total	$153,056	$3,731	$—	$—	$153,056	$3,731

There were 76 securities, or 22% of the total (none greater than 12 months), in an unrealized loss position as of March 31, 2017. There were 108 securities, or 31% of the total (none greater than 12 months), in an unrealized loss position as of December 31, 2016. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2017
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$25,264	$25,503
Due after 1 year through 5 years	54,901	56,013
Due after 5 years through 10 years	199,366	204,160
Due after 10 years	142,763	140,639
Total	$422,294	$426,315

Proceeds from sales of investment securities classified as available for sale were $0 and $19,039,000 for the three months ended March 31, 2017 and 2016, respectively. Gross realized gains were $0 and $308,000 for the three months ended March 31, 2017 and 2016, respectively. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at March 31, 2017.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2017		December 31, 2016
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$143,570	$143,570	$266,743	$266,743
Investment securities	426,315	426,315	390,552	390,552
Loans, net	665,189	662,404	654,691	652,028
Accrued interest receivable	6,044	6,044	6,543	6,543
Total	$1,241,118	$1,238,333	$1,318,529	$1,315,866
Balance sheet liabilities:
Deposits	$578,356	$578,654	$621,961	$622,173
Accounts and drafts payable	623,223	623,223	642,287	642,287
Accrued interest payable	49	49	46	46
Total	$1,201,628	$1,201,926	$1,264,294	$1,264,506

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2017 and 2016. No financial instruments are measured using Level 3 inputs for the three months ended March 31, 2017 and 2016.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2017, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, and Breda, Netherlands. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as environmental and telecommunications expense, and is a provider of telecom expense management solutions. Cass extracts, stores, and presents information from transportation, energy, telecommunication and environmental invoices, assisting its customers’ transportation, energy, environmental and information technology managers in making decisions that will enable them to improve operating performance. The Company receives data from multiple sources, electronic and otherwise, and processes the data to accomplish the specific operating requirements of its customers. It then provides the data in a central repository for access and archiving. The data is finally transformed into information through the Company’s databases that allow client interaction as required and provide Internet-based tools for analytical processing. The Company also, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary, provides banking services in the St. Louis metropolitan, Orange County, California, Colorado Springs, Colorado, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and churches and church-related ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems, can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2016 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income.

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

Pension Plans. The amounts recognized in the unaudited consolidated financial statements related to pension plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2016, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Item 8, Note 10 to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Pursuant to FASB ASC 715, “Compensation – Retirement Benefits,” the Company has recognized the funded status of its defined benefit postretirement plan in its balance sheet and has recognized changes in that funded status through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2017 (“First Quarter of 2017”) compared to the three-month period ended March 31, 2016 (“First Quarter of 2016”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2016 Annual Report on Form 10-K. Results of operations for the First Quarter of 2017 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
			%
(Dollars in thousands except per share data)	2017	2016	Change
Net income	$6,307	$5,833	$8.1%
Diluted earnings per share	$.56	$.51	9.8%
Return on average assets	1.70%	1.62%	—
Return on average equity	12.36%	11.38%	—

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

	First Quarter of
			%
(In thousands)	2017	2016	Change
Transportation invoice volume	8,375	8,112	3.2%
Transportation invoice dollar volume	$5,876,843	$5,442,332	8.0%
Facility expense transaction volume*	6,813	5,288	28.8%
Facility expense dollar volume	$3,175,913	$2,805,493	13.2%
Payment and processing revenue	$22,289	$19,545	14.0%
*Includes energy, telecom and environmental

First Quarter of 2017 compared to First Quarter of 2016:

Payment and processing fee revenue increased 14%. In the transportation sector, new business and a growing customer base boosted invoice volume by 3% and dollar volume by 8%. Facility expense transaction and dollar volume increased significantly as new customer wins, including several sizable accounts that migrated to Cass from competitors, fueled the increase.

There were no gains on the sales of securities in the First Quarter of 2017, compared to $308,000 in the First Quarter of 2016.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	First Quarter of
			%
(In thousands)	2017	2016	Change
Average earnings assets	$1,316,034	$1,262,308	4.26%
Average interest-bearing liabilities	392,616	425,380	(7.70)%
Net interest income*	10,940	10,633	2.89%
Net interest margin*	3.37%	3.39%	—
Yield on earning assets*	3.52%	3.55%	—
Rate on interest-bearing liabilities	.50%	.49%	—
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

First Quarter of 2017 compared to First Quarter of 2016:

First Quarter of 2017 average earning assets increased $53,726,000, or 4.3%, compared to the same period in the prior year. Average investment securities increased $64,286,000, or 18.2%, and federal funds sold and other short-term investments increased $26,724,000, or 24.3%, for the First Quarter of 2017 compared to the First Quarter of 2016. This was offset by a decrease in interest-bearing deposits in other financial institutions of $29,068,000, or 21.2%, and a decrease in loans of $8,179,000, or 1.2%.

Total average interest-bearing liabilities for the First Quarter of 2017 decreased $32,764,000, or 7.7%, compared to the First Quarter of 2016 as customers moved deposits to higher yielding accounts at competitors. Average accounts and drafts payable increased $56,575,000, or 9.2% for the First Quarter of 2017 compared to the First Quarter of 2016.

Net interest income, net interest margin, and yield on earning assets all remained relatively stable in the First Quarter of 2017.

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

	First Quarter of 2017			First Quarter of 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3] :
Taxable	$650,398	$6,915	4.31%	$645,336	$6,985	4.35%
Tax-exempt[4]	6,096	58	3.86	19,336	226	4.70
Investment securities[5] :
Taxable	14,132	66	1.89	1,189	1.34
Tax-exempt[4]	393,956	4,002	4.12	342,612	3,683	4.32
Certificates of deposit	6,874	11.65		6,912	11.64
Interest-bearing deposits in
other financial institutions	107,968	198.74		137,036	169.50
Federal funds sold and other
short-term investments	136,610	170.50		109,887	71.26
Total earning assets	1,316,034	11,420	3.52	1,262,308	11,146	3.55
Non-earning assets
Cash and due from banks	13,042			11,566
Premises and equipment, net	21,162			19,839
Bank-owned life insurance	16,490			15,979
Goodwill and other
intangibles	13,956			13,953
Other assets	137,693			135,907
Allowance for loan losses	(10,178)			(11,625)
Total assets	$1,508,199			$1,447,927
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand
deposits	$311,174	$326.42%		$345,054	$350.41%
Savings deposits	25,399	30.48		18,945	23.49
Time deposits >= $100	22,711	61	1.09	23,363	67	1.15
Other time deposits	33,332	63.77		38,018	73.77
Total interest-bearing deposits	392,616	480.50		425,380	513.49
Short-term borrowings	11	—	—	—	—	—
Total interest-bearing liabilities	392,627	480.50		425,380	513.49
Non-interest bearing liabilities
Demand deposits	207,438			180,590
Accounts and drafts payable	668,578			612,003
Other liabilities	32,614			23,869
Total liabilities	1,301,257			1,241,842
Shareholders’ equity	206,942			206,085
Total liabilities and
shareholders’ equity	$1,508,199			$1,447,927
Net interest income		$10,940			$10,633
Net interest margin			3.37%			3.39%
Interest spread			3.02			3.06
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2016 consolidated financial statements, filed with the Company’s 2016 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $152,000 and $142,000 for the First Quarter of 2017 and 2016, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,421,000 and $1,368,000 for the First Quarter of 2017 and 2016, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	First Quarter of 2017 Over
	First Quarter of 2016
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2] :
Taxable	$28	$(98)	$(70)
Tax-exempt[3]	(133)	(35)	(168)
Investment securities:
Taxable	46	19	65
Tax-exempt[3]	504	(185)	319
Certificates of deposit	—	—	—
Interest-bearing deposits in other financial institutions	(41)	70	29
Federal funds sold and other short-term investments	20	79	99
Total interest income	424	(150)	274
Interest expense on:
Interest-bearing demand deposits	(37)	12	(25)
Savings deposits	7	—	7
Time deposits of >=$100	(2)	(4)	(6)
Other time deposits	(9)	(1)	(10)
Total interest expense	(41)	7	(34)
Net interest income	$465	$(157)	$308
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company's operating results can be the provision for loan losses. There was no loan loss provision recorded in the First Quarter of 2017. Due to the improved assessment of the overall quality of the Company’s loan portfolio, primarily due to the payoff of a large nonperforming loan, a negative loan loss provision of $1,000,000 was recorded during the First Quarter of 2016. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries during the First Quarter of 2017 were $16,000, and net loan recoveries during the First Quarter of 2016 were $2,000.

The ALLL at March 31, 2017 was $10,191,000 and at December 31, 2016 was $10,175,000. The ratio of ALLL to total loans outstanding at March 31, 2017 was 1.51% compared to 1.53% at December 31, 2016. Nonperforming loans were $231,000, or .03%, of total loans at March 31, 2017 compared to $245,000, or .04%, of total loans at December 31, 2016. This consists of one nonaccrual loan, which is also considered impaired, at March 31, 2017. Total nonaccrual loans decreased $153,000 from March 31, 2016 to March 31, 2017, primarily due to the payoff of one loan.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the ALLL:

	First Quarter of
(In thousands)	2017	2016
Allowance at beginning of period	$10,175	$11,635
Provision credited to expense	—	(1,000)
Loans charged off	—	—
Recoveries on loans previously charged off	16	2
Net (charge-offs) recoveries	16	2
Allowance at end of period	$10,191	$10,637
Loans outstanding:
Average	$656,494	$664,672
March 31	675,380	684,617
Ratio of ALLL to loans outstanding:
Average	1.55%	1.60%
March 31	1.51	1.55
Impaired loans:
Nonaccrual loans	$231	$384
Loans past due 90 days or more	—	—
Troubled debt restructurings	—	—
Total impaired loans	$231	$384
Foreclosed assets	$—	—
Impaired loans as percentage of average loans	.04%	.06%

The Bank had no property carried as other real estate owned as of March 31, 2017 and March 31, 2016.

Operating Expenses

Total operating expenses for the First Quarter of 2017 were up 6.1%, or $1,402,000, compared to the First Quarter of 2016.

Salaries and benefits expense for the First Quarter of 2017 increased 5.3% to $18,799,000 compared to the First Quarter of 2016 due to strategic investment in staff and technology to win and support new business, annual merit salary increases, and increased retirement plan costs. Outside service expense also increased $553,000 as a result of new strategic partnerships and professional costs associated with the Efftel acquisition.

Financial Condition

Total assets at March 31, 2017 were $1,447,006,000, a decrease of $57,833,000, or 3.8%, from December 31, 2016. The most significant change in asset balances during this period was a decrease in cash and cash equivalents of $123,173,000. This decrease was offset by increases in securities of $35,763,000, payments in excess of funding of $16,428,000, and loans of $10,514,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2017 were $1,233,876,000, a decrease of $62,928,000, or 4.9%, from December 31, 2016. Total deposits at March 31, 2017 were $578,356,000, a decrease of $43,605,000, or 7.0%, from December 31, 2016. Accounts and drafts payable at March 31, 2017 were $623,223,000, a decrease of $19,064,000, or 3.0%, from December 31, 2016. Total shareholders’ equity at March 31, 2017 was $213,130,000, a $5,095,000, or 2.4%, increase from December 31, 2016.

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

Total shareholders’ equity increased as a result of net income of $6,307,000 and a decrease in accumulated other comprehensive loss of $1,587,000. This net increase was partially offset by dividends paid of $2,575,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $143,570,000 at March 31, 2017, a decrease of $123,173,000, or 46.2%, from December 31, 2016. At March 31, 2017, these assets represented 9.9% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable. Changes in the Company’s daily liquidity position are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $426,315,000 at March 31, 2017, an increase of $35,763,000 from December 31, 2016. These assets represented 29.5% of total assets at March 31, 2017. Of this total, 96% were state and political subdivision securities. Of the total portfolio, 6.0% mature in one year, 13.2% mature in one to five years, and 80.8% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $68,000,000 at the following banks: US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $207,812,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of March 31, 2017 or December 31, 2016.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $32,540,000 of CDARS deposits and interest-bearing demand deposits include $65,041,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $5,621,000 for the three months ended March 31, 2017, compared to $7,162,000 for the three months ended March 31, 2016, a decrease of $1,541,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2017, which are estimated to range from $5 million to $7 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$222,098	22.17%	$219,747	22.75%
Cass Commercial Bank	113,076	16.70%	110,576	16.72%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$211,907	21.15%	$209,572	21.70%
Cass Commercial Bank	105,253	15.55%	102,769	15.54%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$211,907	21.15%	$209,572	21.70%
Cass Commercial Bank	105,253	15.55%	102,769	15.54%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$211,907	14.18%	$209,572	13.83%
Cass Commercial Bank	105,253	14.46%	102,769	13.98%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2017 has changed materially from that at December 31, 2016.

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

There were no changes in the First Quarter of 2017 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.	OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A.

RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2016, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2016 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable.

ITEM 5.	OTHER INFORMATION
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2017.

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

CASS INFORMATION SYSTEMS, INC.

DATE:	May 3, 2017	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 3, 2017	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)