Form 10-Q
period 2017-06-30
CASS INFORMATION SYSTEMS INC
filed 2017-08-04
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 2017

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

Yes      _____            No           X

The number of shares outstanding of the registrant's only class of common stock as of July 28, 2017: Common stock, par value $.50 per share –11,203,801 shares outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30,
	2017	December 31,
	(Unaudited)	2016
Assets
Cash and due from banks	$14,538	$11,814
Interest-bearing deposits in other financial institutions	99,984	136,852
Federal funds sold and other short-term investments	186,538	118,077
Cash and cash equivalents	301,060	266,743
Securities available-for-sale, at fair value	431,979	390,552

Loans	671,683	664,866
Less: Allowance for loan losses	10,196	10,175
Loans, net	661,487	654,691
Premises and equipment, net	21,259	21,086
Investment in bank-owned life insurance	16,692	16,445
Payments in excess of funding	111,435	105,347
Goodwill	12,569	11,590
Other intangible assets, net	2,217	1,997
Other assets	34,584	36,388
Total assets	$1,593,282	$1,504,839

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$201,942	$214,656
Interest-bearing	403,097	407,305
Total deposits	605,039	621,961
Accounts and drafts payable	729,403	642,287
Other liabilities	37,482	32,556
Total liabilities	1,371,924	1,296,804

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 11,931,147 shares issued at June 30, 2017 and December 31, 2016	5,966	5,966
Additional paid-in capital	128,478	128,455
Retained earnings	126,032	118,363

Common shares in treasury, at cost (727,346 shares at June 30, 2017 and 742,681 shares at December 31, 2016)	(29,922)	(30,206)
Accumulated other comprehensive loss	(9,196)	(14,543)
Total shareholders’ equity	221,358	208,035
Total liabilities and shareholders’ equity	$1,593,282	$1,504,839

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fee Revenue and Other Income:
Information services payment and processing revenue	$23,282	$20,880	$45,571	$40,425
Bank service fees	389	289	671	647
Gains on sales of securities	—	79	—	387
Other	129	209	329	503
Total fee revenue and other income	23,800	21,457	46,571	41,962

Interest Income:
Interest and fees on loans	7,104	7,316	14,057	14,447
Interest and dividends on securities:
Taxable	84	21	161	33
Exempt from federal income taxes	2,659	2,437	5,260	4,831
Interest on federal funds sold and other short-term investments	485	236	853	476
Total interest income	10,332	10,010	20,331	19,787

Interest Expense:
Interest on deposits	470	504	950	1,017
Net interest income	9,862	9,506	19,381	18,770
Provision for loan losses	—	—	—	(1,000)
Net interest income after provision for loan losses	9,862	9,506	19,381	19,770
Total net revenue	33,662	30,963	65,952	61,732

Operating Expense:
Personnel	19,162	18,102	37,961	35,948
Occupancy	889	866	1,731	1,700
Equipment	1,200	1,110	2,504	2,165
Amortization of intangible assets	108	102	207	204
Other operating expense	3,542	2,879	6,816	5,958
Total operating expense	24,901	23,059	49,219	45,975
Income before income tax expense	8,761	7,904	16,733	15,757
Income tax expense	2,248	2,035	3,913	4,055
Net income	$6,513	$5,869	$12,820	$11,702

Basic earnings per share	$.58	$.53	$1.15	$1.05
Diluted earnings per share	.58	.52	1.13	1.03

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Comprehensive Income:
Net income	$6,513	$5,869	$12,820	$11,702
Other comprehensive income:
Net unrealized gain on securities available-for-sale	5,832	4,538	8,345	8,212
Tax effect	(2,167)	(1,686)	(3,100)	(3,051)

Reclassification adjustments for gains included in net income	—	(79)	—	(387)
Tax effect	—	29	—	143

Foreign currency translation adjustments	94	(35)	102	11
Total comprehensive income	$10,272	$8,636	$18,167	$16,630

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$12,820	$11,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,471	4,613
Net gains on sales of securities	—	(387)
Stock-based compensation expense	1,097	985
Provision for loan losses	—	(1,000)
Decrease in income tax benefit	—	16
Increase in income tax liability	748	1,325
Increase in pension liability	2,310	2,010
Other operating activities, net	(978)	(1,512)
Net cash provided by operating activities	21,468	17,752

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	—	21,491
Proceeds from maturities of securities available-for-sale	25,694	19,609
Purchase of securities available-for-sale	(62,279)	(28,053)
Net increase in loans	(6,796)	(39,042)
Increase in payments in excess of funding	(6,088)	(11,674)
Purchases of premises and equipment, net	(1,935)	(2,631)
Net cash used in investing activities	(51,404)	(40,300)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(12,714)	13,813
Net decrease in interest-bearing demand and savings deposits	(1,077)	(27,575)
Net decrease in time deposits	(3,131)	(1,728)
Net increase in accounts and drafts payable	87,116	73,729
Cash dividends paid	(5,151)	(4,947)
Purchase of common shares for treasury	—	(9,217)
Other financing activities, net	(790)	(566)
Net cash provided by financing activities	64,253	43,509
Net increase in cash and cash equivalents	34,317	20,961
Cash and cash equivalents at beginning of period	266,743	253,172
Cash and cash equivalents at end of period	$301,060	$274,133

Supplemental information:
Cash paid for interest	$956	$1,009
Cash paid for income taxes	3,152	2,787

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

In March 2017, the Company completed an acquisition and recorded intangible assets of $1,406,000. Those intangible assets were valued as $980,000 for goodwill, $355,000 for the customer list and $71,000 for non-compete agreements.

Details of the Company’s intangible assets are as follows:

	June 30, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$4,288	$(2,517)	$3,933	$(2,342)
Patents	72	(10)	72	(8)
Non-compete agreements	332	(273)	261	(261)
Software	234	(234)	234	(234)
Other	500	(175)	500	(158)
Unamortized intangible assets:
Goodwill[1]	12,796	(227)	11,817	(227)
Total intangible assets	$18,222	$(3,436)	$16,817	$(3,230)
[1] Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over two and five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $207,000 and $204,000 for the six-month periods ended June 30, 2017 and 2016, respectively. Estimated annual amortization of intangibles is as follows: $427,000 in 2017, $442,000 in 2018, $412,000 in 2019, and $406,000 in each of 2020 and 2021.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three and six months ended June 30, 2017 and 2016. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share data)	2017	2016	2017	2016
Basic
Net income	$6,513	$5,869	$12,820	$11,702
Weighted-average common shares outstanding	11,153,260	11,134,559	11,145,996	11,184,058
Basic earnings per share	$.58	$.53	$1.15	$1.05

Diluted
Net income	$6,513	$5,869	$12,820	$11,702
Weighted-average common shares outstanding	11,153,260	11,134,559	11,145,996	11,184,058
Effect of dilutive restricted stock and stock appreciation rights	168,241	153,459	167,460	153,379
Weighted-average common shares outstanding assuming dilution	11,321,501	11,288,018	11,313,456	11,337,437
Diluted earnings per share	$.58	$.52	$1.13	$1.03

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 17, 2016, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 0 and 111,241 shares during the three-month periods and 0 and 187,123 shares for the six-month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017, 500,000 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended June 30, 2017
Fee revenue and other income:
Income from customers	$26,749	$6,913	$—	$33,662
Intersegment income (expense)	3,049	383	(3,432)	—
Net income	3,932	2,581	—	6,513
Goodwill	12,433	136	—	12,569
Other intangible assets, net	2,217	—	—	2,217
Total assets	863,562	742,659	(12,939)	1,593,282
Three Months Ended June 30, 2016
Fee revenue and other income
Income from customers	$24,436	$6,527	$—	$30,963
Intersegment income (expense)	2,815	403	(3,218)	—
Net income	3,478	2,391	—	5,869
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,201	—	—	2,201
Total assets	777,312	753,333	(9,461)	1,521,184
Six Months Ended June 30, 2017
Fee revenue and other income:
Income from customers	$52,395	$13,557	$—	$65,952
Intersegment income (expense)	6,013	744	(6,757)	—
Net income	7,755	5,065	—	12,820
Goodwill	12,433	136	—	12,569
Other intangible assets, net	2,217	—	—	2,217
Total assets	863,562	742,659	(12,939)	1,593,282
Six Months Ended June 30, 2016
Fee revenue and other income:
Income from customers	$47,994	$13,738	$—	$61,732
Intersegment income (expense)	6,073	779	(6,852)	—
Net income	6,425	5,277	—	11,702
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,201	—	—	2,201
Total assets	777,312	753,333	(9,461)	1,521,184

Note 6 – Loans by Type

A summary of loan categories is as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Commercial and industrial	$225,627	$214,767
Real estate
Commercial:
Mortgage	94,367	104,779
Construction	8,482	6,325
Church, church-related:
Mortgage	325,906	321,168
Construction	12,214	11,152
Industrial revenue bonds	5,007	6,639
Other	80	36
Total loans	$671,683	$664,866

The following table presents the aging of loans by loan categories at June 30, 2017 and December 31, 2016:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
June 30, 2017
Commercial and industrial	$225,627	$—	$—	$—	$—	$225,627
Real estate
Commercial:
Mortgage	94,148	—	—	—	219	94,367
Construction	8,482	—	—	—	—	8,482
Church, church-related:
Mortgage	325,906	—	—	—	—	325,906
Construction	12,214	—	—	—	—	12,214
Industrial revenue bonds	5,007	—	—	—	—	5,007
Other	80	—	—	—	—	80
Total	$671,464	$—	$—	$—	$219	$671,683
December 31, 2016
Commercial and industrial	$214,767	$—	$—	$—	$—	$214,767
Real estate
Commercial:
Mortgage	104,534	—	—	—	245	104,779
Construction	6,325	—	—	—	—	6,325
Church, church-related:
Mortgage	321,168	—	—	—	—	321,168
Construction	11,152	—	—	—	—	11,152
Industrial revenue bonds	6,639	—	—	—	—	6,639
Other	24	12	—	—	—	36
Total	$664,609	$12	$—	$—	$245	$664,866

The following table presents the credit exposure of the loan portfolio by internally credit grade as of June 30, 2017 and December 31, 2016:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
June 30, 2017
Commercial and industrial	$223,968	$1,659	$—	$225,627
Real estate
Commercial:
Mortgage	93,422	726	219	94,367
Construction	8,482	—	—	8,482
Church, church-related:
Mortgage	325,822	84	—	325,906
Construction	12,214	—	—	12,214
Industrial Revenue Bonds	5,007	—	—	5,007
Other	80	—	—	80
Total	$668,995	$2,469	$219	$671,683
December 31, 2016
Commercial and industrial	$213,024	$1,743	$—	$214,767
Real estate
Commercial:
Mortgage	103,778	756	245	104,779
Construction	6,325	—	—	6,325
Church, church-related:
Mortgage	318,030	3,138	—	321,168
Construction	11,152	—	—	11,152
Industrial revenue bonds	6,639	—	—	6,639
Other	36	—	—	36
Total	$658,984	$5,637	$245	$664,866
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At June 30, 2017 and December 31, 2016, impaired loans were evaluated using the expected cash flow method. There were no loans delinquent 90 days or more and still accruing interest at June 30, 2017 and December 31, 2016. There were no loans classified as troubled debt restructuring at June 30, 2017 and December 31, 2016.

There were no foreclosed loans recorded as other real estate owned as of June 30, 2017, and December 31, 2016.

The following table presents the recorded investment and unpaid principal balance for impaired loans at June 30, 2017 and December 31, 2016:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
June 30, 2017
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	219	219	—
Church – Mortgage:
Nonaccrual	—	—	—
Total impaired loans	$219	$219	$—
December 31, 2016
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	245	245	—
Church – Mortgage:
Nonaccrual	—	—	—
Total impaired loans	$245	$245	$—

A summary of the activity in the allowance for loan losses from December 31, 2016 to June 30, 2017 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2016	Offs	Recoveries	Provision	2017
Commercial and industrial	$3,261	$—	$21	$144	$3,426
Real estate
Commercial:
Mortgage	1,662	—	—	(164)	1,498
Construction	47	—	—	16	63
Church, church-related:
Mortgage	4,027	—	—	61	4,088
Construction	85	—	—	8	93
Industrial Revenue Bonds	101	—	—	(25)	76
Other	992	—	—	(40)	952
Total	$10,175	$—	$21	$—	$10,196

A summary of the activity in the allowance for loan losses from December 31, 2015 to June 30, 2016 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2015	Offs	Recoveries	Provision	2016
Commercial and industrial	$3,083	$—	$37	$497	$3,617
Real estate
Commercial:
Mortgage	2,803	—	—	(1,113)	1,690
Construction	9	—	—	96	105
Church, church-related:
Mortgage	4,082	—	—	34	4,116
Construction	217	—	—	(30)	187
Industrial Revenue Bonds	320	—	—	(34)	286
Other	1,121	—	—	(450)	671
Total	$11,635	$—	$37	$(1,000)	$10,672

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2017 and December 31, 2016, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2017, the balance of unused loan commitments, standby and commercial letters of credit were $65,583,000, $13,977,000, and $2,759,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at June 30, 2017:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$5,589	$1,448	$2,036	$1,656	$449
Time deposits	52,653	47,759	2,319	2,575	—
Total	$58,242	$49,207	$4,355	$4,231	$449

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the six months ended June 30, 2017, 22,545 restricted shares, 23,038 performance-based restricted shares, and 0 SARs were granted under the Omnibus Plan.

Restricted Stock

Restricted shares granted prior to April 16, 2013 were amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of June 30, 2017, the total unrecognized compensation expense related to non-vested restricted shares was $2,217,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.0 year.

Following is a summary of the activity of the restricted stock:

	Six Months Ended
	June 30, 2017
	Shares	Fair Value
Balance at December 31, 2016	73,840	$51.03
Granted	22,545	$65.42
Vested	(26,545)	$52.34
Balance at June 30, 2017	69,840	$55.18

Performance-Based Restricted Stock

On February 2, 2017, the Company granted three-year performance based restricted stock (“PBRS”) awards which are contingent upon the achievement of pre-established financial goals over the period from January 1, 2017 through December 31, 2019. The PBRS awards cliff vest on the three-year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The target number of PBRS shares granted was 23,038 with a grant date fair value of $65.12 per share. The 2017 expense related to this grant is currently estimated to be $458,000 and is based on the grant date fair value and the achievement of 100% of the target financial goals. The estimated expense for 2017 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs

SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of June 30, 2017, all compensation expense has been recognized and all granted SARs are vested. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2017:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2016	237,468	$38.22	5.73	$3,201
Exercised	(15,547)	40.60
Outstanding at June 30, 2017	221,921	38.05	4.71	6,122
Exercisable at June 30, 2017	221,921	$38.05	4.71	$6,122

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

	Estimated	Actual
(In thousands)	2017	2016
Service cost – benefits earned during the year	$3,805	$3,559
Interest cost on projected benefit obligations	3,587	3,505
Expected return on plan assets	(4,680)	(4,734)
Net amortization and deferral	1,328	1,259
Net periodic pension cost	$4,040	$3,589

Pension costs recorded to expense were $1,017,000 and $882,000 for the three-month periods ended June 30, 2017 and 2016, respectively and $2,037,000 and $1,759,000 for the six-month periods ended June 30, 2017 and 2016, respectively. Pension costs increased in 2017 due to a decrease in the discount rate and expected return on plan assets assumptions and the use of the updated mortality tables. The Company made no contribution to the plan during the six-month period ended June 30, 2017 and is evaluating the amount of additional contributions, if any, in the remainder of 2017.

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

Pension costs recorded to expense were $209,000 and $202,000 for the three-month periods ended June 30, 2017 and 2016, respectively, and were $418,000 and $403,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

Note 10 – Income Taxes

As of June 30, 2017, the Company’s unrecognized tax benefits were approximately $1,835,000, of which $1,416,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2016, the Company’s unrecognized tax benefits were approximately $1,623,000, of which $1,225,000 would, if recognized, affect the Company’s effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $253,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $142,000 and $108,000 of gross interest accrued as of June 30, 2017 and December 31, 2016, respectively. There were no penalties for unrecognized tax benefits accrued at June 30, 2017 and December 31, 2016.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2013 through 2015 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2012 through 2015.

On January 1, 2017, the Company adopted ASU No. 2016-09 – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The adoption of this new accounting pronouncement resulted in a $35,000 and $278,000 reduction in income tax expense for the three-month and six-month periods ending June 30, 2017, respectively.

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

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$403,935	$11,256	$1,076	$414,115
U.S. government agencies	12,446	—	328	12,118
Certificates of deposit	5,746	—	—	5,746
Total	$422,127	$11,256	$1,404	$431,979

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$368,223	$5,239	$3,328	$370,134
U.S. government agencies	13,075	—	403	12,672
Certificates of deposit	7,746	—	—	7,746
Total	$389,044	$5,239	$3,731	$390,552

The fair values of securities with unrealized losses are as follows:

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$45,082	$1,076	$—	$—	$45,082	$1,076
U.S. government agencies	12,118	328	—	—	12,118	328
Certificates of deposit	—	—	—	—	—	—
Total	$57,200	$1,404	$—	$—	$57,200	$1,404

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$140,384	$3,328	$—	$—	$140,384	$3,328
U.S. government agencies	12,672	403	—	—	12,672	403
Certificates of deposit	—	—	—	—	—	—
Total	$153,056	$3,731	$—	$—	$153,056	$3,731

There were 35 securities, or 11% of the total (none greater than 12 months) in an unrealized loss position as of June 30, 2017. There were 108 securities, 31% of the total (none greater than 12 months), in an unrealized loss position as of December 31, 2016. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2017
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$21,393	$21,574
Due after 1 year through 5 years	58,167	59,364
Due after 5 years through 10 years	207,799	215,950
Due after 10 years	134,768	135,091
Total	$422,127	$431,979

Proceeds from sales of investment securities classified as available-for-sale were $0 and $2,452,000 for the three months ended June 30, 2017 and 2016, respectively, and were $0 and $21,491,000 for the six months ended June 30, 2017 and 2016, respectively. Gross realized gains were $0 and $79,000 for the three months ended June 30, 2017 and 2016, respectively, and were $0 and $387,000 for the six months ended June 30, 2017 and 2016, respectively. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at June 30, 2017.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2017		December 31, 2016
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$301,060	$301,060	$266,743	$266,743
Investment securities	431,979	431,979	390,552	390,552
Loans, net	661,487	658,280	654,691	652,028
Accrued interest receivable	7,037	7,037	6,543	6,543
Total	$1,401,563	$1,398,356	$1,318,529	$1,315,866
Balance sheet liabilities:
Deposits	$605,039	$605,382	$621,961	$622,173
Accounts and drafts payable	729,403	729,403	642,287	642,287
Accrued interest payable	41	41	46	46
Total	$1,334,483	$1,334,826	$1,264,294	$1,264,506

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

Impaired loans are valued using the expected cash flow method or fair value of the collateral which is based upon an observable market price or a current appraised value and therefore, the fair value is a nonrecurring Level 3 valuation.

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2017 and 2016. No financial instruments are measured using Level 3 inputs for the six months ended June 30, 2017 and 2016.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2017, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2017 (“Second Quarter of 2017”) compared to the three-month period ended June 30, 2016 (“Second Quarter of 2016”) and the six-month period ended June 30, 2017 (“First Half of 2017”) compared to the six-month period ended June 30, 2016 (“First Half of 2016”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2016 Annual Report on Form 10-K. Results of operations for the Second Quarter and First Half of 2017 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter of			First Half of
			%			%
(In thousands except per share data)	2017	2016	Change	2017	2016	Change
Net income	$6,513	$5,869	11.0	$12,820	$11,702	9.6
Diluted earnings per share	$.58	$.52	11.5	$1.13	$1.03	9.7
Return on average assets	1.70%	1.59%	—	1.70%	1.60%	—
Return on average equity	12.13%	11.44%	—	12.24%	11.41%	—

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

	Second Quarter of			First Half of
			%			%
(In thousands)	2017	2016	Change	2017	2016	Change
Transportation invoice volume	9,248	8,776	5.4%	17,623	16,888	4.4%
Transportation invoice dollar
volume	$6,231,378	$5,800,675	7.4%	$12,108,221	$11,243,007	7.7%
Expense management
transaction volume*	6,729	5,667	18.7%	13,542	10,955	23.6%
Expense management dollar
volume*	$3,079,988	$2,775,639	11.0%	$6,255,901	$5,581,132	12.1%
Payment and processing revenue	$23,282	$20,880	11.5%	$45,571	$40,425	12.7%
*Includes energy, telecom and waste

Second Quarter of 2017 compared to Second Quarter of 2016:

In the transportation sector, a growing roster of clients and an increase in base activity boosted invoice volume by 5.4% and dollar volume by 7.4%. The expense management group had growth of 18.7% in transaction volume. New customer wins, combined with increased volume from current accounts, fueled the increase. Expense management dollar volume was also up 11.0% for the period.

There were no gains on sales of securities in the Second Quarter of 2017, compared to $79,000 in the Second Quarter of 2016.

First Half of 2017 compared to First Half of 2016:

Transportation invoice and dollar volumes, as well as expense management transaction and dollar volumes, increased for the same reasons as the Second Quarter.

There were no gains on sales of securities in the First Half of 2017, compared to $387,000 in the First Half of 2016.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Second Quarter of			First Half of
			%			%
(In thousands)	2017	2016	Change	2017	2016	Change
Average earnings assets	$1,332,829	$1,289,339	3.4%	$1,324,478	$1,275,824	3.8%
Average interest-bearing
liabilities	380,197	426,287	(10.8)%	386,372	425,834	(9.3)%
Net interest income*	11,312	10,896	3.8%	22,252	21,528	3.4%
Net interest margin*	3.40%	3.40%		3.39%	3.39%
Yield on earning assets*	3.55%	3.56%		3.53%	3.55%
Rate on interest-bearing
liabilities	.50%	.48%		.50%	.48%
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Second Quarter of 2017 compared to Second Quarter of 2016:

Second Quarter of 2017 average earning assets increased $43,490,000, or 3.4%, compared to the same period in the prior year.

Average investment securities increased $73,864,000, or 21.4% and average federal funds sold and other short-term investments increased $32,348,000, or 27.1% for the Second Quarter of 2017 as compared to the Second Quarter of 2016. These increases were partially offset by interest-bearing cash deposits decreasing $36,535,000, or 29.5% and loans decreasing $24,708,000, or 3.6%. This net increase was the result of additional balances from funding sources.

Average accounts and drafts payable balances for the Second Quarter of 2017 increased $62,075,000, or 9.7%, as compared to the Second Quarter of 2016. This was partially offset by a decrease in total average interest-bearing deposits for the Second Quarter of 2017 of $46,090,000, or 10.8%, compared to the Second Quarter of 2016. Average interest-bearing demand deposits decreased $35,816,000, or 10.3% and time deposits decreased $5,911,000, or 9.7% for the Second Quarter of 2017.

Net interest margin and yield on earning assets remained stable in the Second Quarter of 2017 compared to the Second Quarter of 2016.

First Half of 2017 compared to First Half of 2016:

First Half of 2017 average earning assets increased $48,654,000, or 3.8%, compared to the same period in the prior year.

Average investment securities increased $69,107,000, or 20.1% and average federal funds sold and other short-term investments increased $29,578,000, or 25.8% for the First Half of 2017 as compared to the First Half of 2016. These increases were partially offset by interest-bearing cash deposits decreasing $32,858,000, or 25.2% and loans decreasing $16,412,000, or 2.4%. This net increase was the result of additional balances from funding sources.

Average accounts and drafts payable balances for the First Half of 2017 increased $59,421,000, or 9.5% as compared to the First Half of 2016. This was partially offset by a decrease in total average interest-bearing deposits for the First Half of 2017 of $39,462,000, or 9.3% compared to the First Half of 2016. For the First Half of 2017, average interest-bearing demand deposits decreased $34,846,000, or 10.1% and time deposits decreased $5,628,000, or 9.2%.

Net interest margin and yield on earning assets remained relatively stable in the First Half of 2017 compared to the First Half of 2016.

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

	Second Quarter of 2017			Second Quarter of 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$662,763	$7,071	4.28%	$674,227	$7,173	4.28%
Tax-exempt[4]	5,277	53	4.03	18,521	221	4.80
Investment securities[5]:
Taxable	13,819	72	2.09	1,196	10	3.36
Tax-exempt[4]	405,489	4,090	4.05	344,248	3,748	4.38
Certificates of deposit	6,139	12.78		7,618	12.63
Interest-bearing deposits in other financial institutions	87,510	205.94		124,045	154.50
Federal funds sold and other short-term investments	151,832	279.74		119,484	82.28
Total earning assets	1,332,829	11,782	3.55	1,289,339	11,400	3.56
Non-earning assets
Cash and due from banks	12,443			11,481
Premises and equipment, net	21,257			20,496
Bank-owned life insurance	16,615			16,110
Goodwill and other intangibles	14,518			13,851
Other assets	145,173			147,701
Allowance for loan losses	(10,193)			(10,649)
Total assets	$1,532,642			$1,488,329
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$311,782	$331.43%		$347,598	$345.40%
Savings deposits	13,271	15.45		17,634	21.48
Time deposits >= $100	23,508	66	1.13	21,676	66	1.22
Other time deposits	31,636	58.74		39,379	72.74
Total interest-bearing deposits	380,197	470.50		426,287	504.48
Non-interest bearing liabilities
Demand deposits	199,508			187,668
Accounts and drafts payable	703,088			641,013
Other liabilities	34,466			27,069
Total liabilities	1,317,259			1,282,037
Shareholders’ equity	215,383			206,292
Total liabilities and shareholders’ equity	$1,532,642			$1,488,329
Net interest income		$11,312			$10,896
Net interest margin			3.40%			3.40%
Interest spread			3.05			3.08
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2016 consolidated financial statements, filed with the Company’s 2016 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $91,000 and $93,000 for the Second Quarter of 2017 and 2016, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,450,000 and $1,390,000 for the Second Quarter of 2017 and 2016, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2017			First Half of 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$656,615	$13,986	4.30%	$659,782	$14,157	4.31%
Tax-exempt[4]	5,684	111	3.94	18,929	447	4.75
Investment securities[5]:
Taxable	13,975	138	1.99	1,193	10	1.69
Tax-exempt[4]	399,755	8,092	4.08	343,430	7,432	4.35
Certificates of deposit	6,504	23.71		7,265	23.64
Interest-bearing deposits in other financial institutions	97,682	403.83		130,540	323.50
Federal funds sold and other short-term investments	144,263	449.63		114,685	153.27
Total earning assets	1,324,478	23,202	3.53	1,275,824	22,545	3.55
Non-earning assets
Cash and due from banks	12,741			11,523
Premises and equipment, net	21,210			20,167
Bank-owned life insurance	16,553			16,045
Goodwill and other intangibles	14,239			13,902
Other assets	141,453			141,804
Allowance for loan losses	(10,186)			(11,137)
Total assets	$1,520,488			$1,468,128
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$311,480	$657.43%		$346,326	$695.40%
Savings deposits	19,302	45.47		18,290	44.48
Time deposits >= $100	23,112	127	1.11	22,520	133	1.19
Other time deposits	32,478	121.75		38,698	145.75
Total interest-bearing deposits	386,372	950.50		425,834	1,017.48
Non-interest bearing liabilities
Demand deposits	203,451			184,129
Accounts and drafts payable	685,929			626,508
Other liabilities	33,550			25,468
Total liabilities	1,309,302			1,261,939
Shareholders’ equity	211,186			206,189
Total liabilities and shareholders’ equity	$1,520,488			$1,468,128
Net interest income		$22,252			$21,528
Net interest margin			3.39%			3.39%
Interest spread			3.03			3.07
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2016 consolidated financial statements, filed with the Company’s 2016 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $243,000 and $235,000 for the First Half of 2017 and 2016, respectively.
4.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $2,871,000 and $2,758,000 for the First Half of 2017 and 2016, respectively.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Second Quarter of 2017 Over
	Second Quarter of 2016
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(103)	$1	$(102)
Tax-exempt[3]	(137)	(31)	(168)
Investment securities:
Taxable	67	(5)	62
Tax-exempt[3]	640	(298)	342
Certificates of deposit	(3)	3	—
Interest-bearing deposits in other financial institutions	(55)	106	51
Federal funds sold and other short-term investments	27	170	197
Total interest income	436	(54)	382
Interest expense on:
Interest-bearing demand deposits	(37)	23	(14)
Savings deposits	(5)	(1)	(6)
Time deposits >=$100	5	(5)	—
Other time deposits	(14)	—	(14)
Total interest expense	(51)	17	(34)
Net interest income	$487	$(71)	$416
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

	First Half of 2017 Over
	First Half of 2016
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$(88)	$(83)	$(171)
Tax-exempt[3]	(270)	(66)	(336)
Investment securities:
Taxable	126	2	128
Tax-exempt[3]	1,146	(486)	660
Certificates of deposit	(3)	3	—
Interest-bearing deposits in other financial institutions	(96)	176	80
Federal funds sold and other short-term investments	48	248	296
Total interest income	863	(206)	657
Interest expense on:
Interest-bearing demand deposits	(73)	35	(38)
Savings deposits	2	(1)	1
Time deposits >=$100	3	(9)	(6)
Other time deposits	(24)	—	(24)
Total interest expense	(92)	25	(67)
Net interest income	$955	$(231)	$724
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results can be the provision for loan losses. There was no provision for loan losses during the Second Quarter of 2017 or the Second Quarter of 2016. There was no loan loss provision recorded in the First Half of 2017 and a negative loan loss provision of $1,000,000 was recorded during the First Half of 2016. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $5,000 and  $35,000 during the Second Quarter of 2017 and the Second Quarter of 2016, respectively. Net loan recoveries were $21,000 in the First Half of 2017 and $37,000 during the First Half of 2016.

The ALLL at June 30, 2017 was $10,196,000 and at December 31, 2016 was $10,175,000. The ratio of ALLL to total loans outstanding was 1.52% and 1.53% at June 30, 2017 and December 31, 2016, respectively. Nonperforming loans were $219,000, or .03%, of total loans at June 30, 2017 compared to $245,000, or .04%, of total loans at December 31, 2016. This consists of one nonaccrual loan, which is also considered impaired, at June 30, 2017. Total nonaccrual loans decreased $26,000 from December 31, 2016 to June 30, 2017.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Second Quarter of		First Half of
(In thousands)	2017	2016	2017	2016
Allowance at beginning of period	$10,191	$10,637	$10,175	$11,635
Provision charged to expense	—	—	—	(1,000)
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	5	35	21	37
Net recoveries	5	35	21	37
Allowance at end of period	$10,196	$10,672	$10,196	$10,672
Loans outstanding:
Average	$668,040	$692,748	$662,299	$678,711
June 30	671,683	698,134	671,683	698,134
Ratio of ALLL to loans outstanding:
Average	1.53%	1.54%	1.54%	1.57%
June 30	1.52%	1.53%	1.52%	1.53%
Impaired loans:
Nonaccrual loans	$219	$362	$219	$362
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$219	$362	$219	$362
Foreclosed assets	$—	$—	$—	$—
Impaired loans as percentage of average loans	.03%	.05%	.03%	.05%

The Bank had no property carried as other real estate owned as of June 30, 2017 or December 31, 2016.

Operating Expenses

Total operating expenses for the Second Quarter of 2017 were up 8.0%, or $1,842,000, compared to the Second Quarter of 2016 and were up $3,244,000 for the First Half of 2017 compared to the First Half of 2016.

Personnel expense for the Second Quarter of 2017 increased $1,060,000 compared to the Second Quarter of 2016 and increased $2,013,000 to $37,961,000 for the First Half of 2017 compared to the First Half of 2016 due to strategic investment in staff and technology to win and support new business, annual salary merit increases, and increased retirement plan costs.

Outside service expense for the Second Quarter of 2017 increased $492,000, or 35.6%, compared to the Second Quarter of 2016 and $1,047,000, or 42.4%, for the First Half of 2017 compared to the First Half of 2016. This increase was due to new strategic partnerships and professional costs associated with an acquisition.

Equipment expense for the Second Quarter of 2017 increased $90,000, or 8.1%, compared to the Second Quarter of 2016 and $339,000, or 15.7%, for the First Half of 2017 from the First Half of 2016. This increase was the result of the continued strategic investment in technology.

Income tax expense for the Second Quarter of 2017 increased $213,000 compared to the Second Quarter of 2016 and decreased $142,000 for the First Half of 2017 compared to the First Half of 2016. The effective tax rate was 25.7% for both the Second Quarters of 2017 and 2016 and was 23.4% and 25.7% for the First Halves of 2017 and 2016, respectively. The decrease in the First Half 2017 tax was the result of the adoption of ASU No. 2016-09 – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting along with credits for the continued strategic investment in technology.

Financial Condition

Total assets at June 30, 2017 were $1,593,282,000, an increase of $88,443,000, or 5.9%, from December 31, 2016. The most significant changes in asset balances during this period were an increase of $41,427,000 in investment securities and an increase of $34,317,000 in cash and cash equivalents. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2017 were $1,371,924,000, an increase of $75,120,000, or 5.8%, from December 31, 2016. Accounts and drafts payable at June 30, 2017 were $729,403,000, an increase of $87,116,000, or 13.6%. Total deposits decreased $16,922,000, or 2.7%, from December 31, 2016. Total shareholders’ equity at June 30, 2017 was $221,358,000, a $13,323,000, or 6.4%, increase from December 31, 2016.

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

The increase in total shareholders’ equity of $13,323,000 resulted primarily from net income of $12,820,000 and a decrease of $5,347,000 in accumulated other comprehensive loss. These were offset by dividends paid of $5,151,000.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments was $301,060,000 at June 30, 2017, an increase of $34,317,000, or 12.9%, from December 31, 2016. At June 30, 2017, these assets represented 18.9% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $431,979,000 at June 30, 2017, an increase of $41,427,000 from December 31, 2016. These assets represented 27.1% of total assets at June 30, 2017. Of this total, 96% were state and political subdivision securities. Of the total portfolio, 4.0% mature in one year or less, 14.2% mature in one to five years, and 81.8% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $68,000,000 at the following banks: US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $215,010,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of June 30, 2017 or December 31, 2016.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $29,346,000 of CDARS deposits and interest-bearing demand deposits include $74,498,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $21,468,000 for the First Half of 2017, compared with $17,752,000 for the First Half of 2016, an increase of $3,716,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2017, which are estimated to range from $5 million to $7 million.

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

As a financial institution, a significant source of the Company’s earnings is generated from net interest income. Therefore, the prevailing interest rate environment is important to the Company’s performance. A major portion of the Company’s funding sources are the non-interest bearing accounts and drafts payable generated from its payment and information processing services. Accordingly, higher levels of interest rates will generally allow the Company to earn more net interest income. Conversely, a lower interest rate environment will generally tend to depress net interest income. The Company actively manages its balance sheet in an effort to maximize net interest income as the interest rate environment changes. This balance sheet management impacts the mix of earning assets maintained by the Company at any point in time. For example, in a low interest rate environment, short-term relatively lower rate liquid investments may be reduced in favor of longer-term relatively higher yielding investments and loans. If the primary source of liquidity is reduced in a low interest rate environment, a greater reliance would be placed on secondary sources of liquidity including borrowing lines, the ability of the Bank to generate deposits, and the investment portfolio to ensure overall liquidity remains at acceptable levels.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$226,291	22.98%	$219,747	22.75%
Cass Commercial Bank	115,663	16.91%	110,576	16.72%
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	$216,095	21.94%	$209,572	21.70%
Cass Commercial Bank	107,835	15.77%	102,769	15.54%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$216,095	21.94%	$209,572	21.70%
Cass Commercial Bank	107,835	15.77%	102,769	15.54%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$216,095	14.23%	$209,572	13.83%
Cass Commercial Bank	107,835	14.99%	102,769	13.98%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15.0% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company’s most recent evaluation, management does not believe the Company’s risk position at June 30, 2017 has changed materially from that at December 31, 2016.

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

There were no changes in the Second Quarter of 2017 in the Company’s internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable.

ITEM 5.	OTHER INFORMATION
	(a)	None.
	(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2017.

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

CASS INFORMATION SYSTEMS, INC.

DATE:	August 4, 2017	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 4, 2017	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)