Form 10-Q
period 2017-09-30
CASS INFORMATION SYSTEMS INC
filed 2017-11-07
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 2017

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

Large Accelerated Filer _____	Accelerated Filer X

Non-Accelerated Filer _____	Smaller Reporting Company _____	Emerging Growth Company _____
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      _____            No           X

The number of shares outstanding of the registrant's only class of common stock as of October 30, 2017: Common stock, par value $.50 per share –11,166,349 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	September 30, 2017 (unaudited) and December 31, 2016	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2017 and 2016 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and nine months ended September 30, 2017 and 2016 (unaudited)	5

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2017 and 2016 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4.	CONTROLS AND PROCEDURES	29

PART II – Other Information – Items 1. – 6.		30

SIGNATURES		32

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30,
	2017	December 31,
	(Unaudited)	2016
Assets
Cash and due from banks	$13,961	$11,814
Interest-bearing deposits in other financial institutions	90,789	136,852
Federal funds sold and other short-term investments	137,348	118,077
Cash and cash equivalents	242,098	266,743
Securities available-for-sale, at fair value	457,068	390,552

Loans	658,090	664,866
Less: Allowance for loan losses	10,202	10,175
Loans, net	647,888	654,691
Premises and equipment, net	21,168	21,086
Investment in bank-owned life insurance	16,812	16,445
Payments in excess of funding	119,802	105,347
Goodwill	12,569	11,590
Other intangible assets, net	2,106	1,997
Other assets	37,239	36,388
Total assets	$1,556,750	$1,504,839

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$211,413	$214,656
Interest-bearing	397,817	407,305
Total deposits	609,230	621,961
Accounts and drafts payable	687,233	642,287
Other liabilities	36,332	32,556
Total liabilities	1,332,795	1,296,804

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 11,931,147 shares issued at September 30, 2017 and December 31, 2016	5,966	5,966
Additional paid-in capital	129,052	128,455
Retained earnings	130,321	118,363
Common shares in treasury, at cost (764,798 shares at September 30, 2017 and 742,681 shares at December 31, 2016)	(32,167)	(30,206)
Accumulated other comprehensive loss	(9,217)	(14,543)
Total shareholders’ equity	223,955	208,035
Total liabilities and shareholders’ equity	$1,556,750	$1,504,839

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fee Revenue and Other Income:
Information services payment and processing revenue	$23,761	$21,737	$69,332	$62,162
Bank service fees	327	284	998	931
Gains on sales of securities	—	—	—	387
Other	119	127	448	630
Total fee revenue and other income	24,207	22,148	70,778	64,110

Interest Income:
Interest and fees on loans	7,209	7,264	21,266	21,711
Interest and dividends on securities:
Taxable	107	36	268	69
Exempt from federal income taxes	2,605	2,386	7,865	7,217
Interest on federal funds sold and other short-term investments	744	299	1,597	775
Total interest income	10,665	9,985	30,996	29,772

Interest Expense:
Interest on deposits	571	505	1,521	1,522
Net interest income	10,094	9,480	29,475	28,250
Provision for loan losses	—	—	—	(1,000)
Net interest income after provision for loan losses	10,094	9,480	29,475	29,250
Total net revenue	34,301	31,628	100,253	93,360

Operating Expense:
Personnel	19,423	18,319	57,384	54,267
Occupancy	903	860	2,634	2,560
Equipment	1,242	1,124	3,746	3,289
Amortization of intangible assets	110	101	317	305
Other operating expense	3,364	3,147	10,180	9,105
Total operating expense	25,042	23,551	74,261	69,526
Income before income tax expense	9,259	8,077	25,992	23,834
Income tax expense	2,396	1,855	6,309	5,910
Net income	$6,863	$6,222	$19,683	$17,924

Basic earnings per share	$.62	$.56	$1.77	$1.61
Diluted earnings per share	.61	.55	1.74	1.58

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Comprehensive income:
Net income	$6,863	$6,222	$19,683	$17,924
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(99)	(3,176)	8,246	5,036
Tax effect	37	1,180	(3,063)	(1,871)

Reclassification adjustments for gains included in net income	—	—	—	(387)
Tax effect	—	—	—	143

Foreign currency translation adjustments	41	9	143	20
Total comprehensive income	$6,842	$4,235	$25,009	$20,865

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$19,683	$17,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,361	6,964
Net gains on sales of securities	—	(387)
Stock-based compensation expense	1,658	1,471
Provision for loan losses	—	(1,000)
Increase in income tax benefit	—	(121)
Increase in income tax liability	551	973
Increase in pension liability	3,476	3,102
Increase in accounts receivable	(3,637)	(3,742)
Other operating activities, net	(2,156)	431
Net cash provided by operating activities	27,936	25,615

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	—	21,491
Proceeds from maturities of securities available-for-sale	33,856	29,970
Purchase of securities available-for-sale	(97,473)	(57,637)
Net decrease (increase) in loans	6,803	(25,781)
Net increase in payments in excess of funding	(14,455)	(5,808)
Purchases of premises and equipment, net	(2,780)	(3,549)
Net cash used in investing activities	(74,049)	(41,314)

Cash Flows From Financing Activities:
Net (decrease) increase in noninterest-bearing demand deposits	(3,243)	20,561
Net decrease in interest-bearing demand and savings deposits	(6,504)	(37,855)
Net decrease in time deposits	(2,984)	(5,177)
Net increase in accounts and drafts payable	44,946	105,503
Cash dividends paid	(7,725)	(7,406)
Purchase of common shares for treasury	(2,270)	(9,217)
Other financing activities, net	(752)	(779)
Net cash provided by financing activities	21,468	65,630
Net (decrease) increase in cash and cash equivalents	(24,645)	49,931
Cash and cash equivalents at beginning of period	266,743	253,172
Cash and cash equivalents at end of period	$242,098	$303,103

Supplemental information:
Cash paid for interest	$1,520	$1,517
Cash paid for income taxes	5,758	5,128

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

Details of the Company’s intangible assets are as follows:

	September 30, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$4,288	$(2,610)	$3,933	$(2,342)
Patents	72	(11)	72	(8)
Non-compete agreements	332	(282)	261	(261)
Software	234	(234)	234	(234)
Other	500	(183)	500	(158)
Unamortized intangible assets:
Goodwill[1]	12,796	(227)	11,817	(227)
Total intangible assets	$18,222	$(3,547)	$16,817	$(3,230)
[1]Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over two and five years; software over three years; and other intangible assets over fifteen years. Amortization of intangible assets amounted to $317,000 and $305,000 for the nine-month periods ended September 30, 2017 and 2016, respectively. Estimated annual amortization of intangibles is as follows: $427,000 in 2017, $442,000 in 2018, $412,000 in 2019, and $406,000 in each of 2020 and 2021.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three and nine months ended September 30, 2017 and 2016. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share data)	2017	2016	2017	2016
Basic
Net income	$6,863	$6,222	$19,683	$17,924
Weighted-average common shares outstanding	11,137,451	11,110,824	11,143,116	11,159,469
Basic earnings per share	$.62	$.56	$1.77	$1.61

Diluted
Net income	$6,863	$6,222	$19,683	$17,924
Weighted-average common shares outstanding	11,137,451	11,110,824	11,143,116	11,159,469
Effect of dilutive restricted stock and stock appreciation rights	164,439	158,541	166,442	155,112
Weighted-average common shares outstanding assuming dilution assuming dilution	11,301,890	11,269,365	11,309,558	11,314,581
Diluted earnings per share	$.61	$.55	$1.74	$1.58

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 17, 2016, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 38,042 and 0 shares during the three-month periods and 38,042 and 187,123 during the nine-month periods ended September 30, 2017 and 2016, respectively. As of September 30, 2017, 461,958 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions. On October 24, 2017, the Company’s Board of Directors restored the repurchase program to 500,000 shares.

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

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended September 30, 2017
Fee revenue and other income:
Income from customers	$27,276	$7,025	$—	$34,301
Intersegment income (expense)	3,078	377	(3,455)	—
Net income	4,237	2,626	—	6,863
Goodwill	12,433	136	—	12,569
Other intangible assets, net	2,106	—	—	2,106
Total assets	820,596	738,478	(2,324)	1,556,750
Three Months Ended September 30, 2016
Fee revenue and other income:
Income from customers	$25,090	$6,538	$—	$31,628
Intersegment income (expense)	2,797	416	(3,213)	—
Net income	3,806	2,416	—	6,222
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,099	—	—	2,099
Total assets	808,568	742,933	(3,848)	1,547,653
Nine Months Ended September 30, 2017
Fee revenue and other income:
Income from customers	$79,671	$20,582	$—	$100,253
Intersegment income (expense)	9,090	1,122	(10,212)	—
Net income	11,992	7,691	—	19,683
Goodwill	12,433	136	—	12,569
Other intangible assets, net	2,106	—	—	2,106
Total assets	820,596	738,478	(2,324)	1,556,750
Nine Months Ended September 30, 2016
Fee revenue and other income:
Income from customers	$73,084	$20,276	$—	$93,360
Intersegment income (expense)	8,870	1,195	(10,065)	—
Net income	10,231	7,693	—	17,924
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,099	—	—	2,099
Total assets	808,568	742,933	(3,848)	1,547,653

Note 6 – Loans by Type

A summary of loan categories is as follows:

(In thousands)	September 30, 2017	December 31, 2016
Commercial and industrial	$213,942	$214,767
Real estate
Commercial:
Mortgage	94,485	104,779
Construction	14,919	6,325
Church, church-related:
Mortgage	322,614	321,168
Construction	7,907	11,152
Industrial Revenue Bonds	4,191	6,639
Other	32	36
Total loans	$658,090	$664,866

The following table presents the aging of loans by loan categories at September 30, 2017 and December 31, 2016:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
September 30, 2017
Commercial and industrial	$213,942	$—	$—	$—	$—	$213,942
Real estate
Commercial:
Mortgage	94,270	—	—	—	215	94,485
Construction	14,919	—	—	—	—	14,919
Church, church-related:
Mortgage	322,614	—	—	—	—	322,614
Construction	7,907	—	—	—	—	7,907
Industrial Revenue Bonds	4,191	—	—	—	—	4,191
Other	32	—	—	—	—	32
Total	$657,875	$—	$—	$—	$215	$658,090
December 31, 2016
Commercial and industrial	$214,767	$—	$—	$—	$—	$214,767
Real estate
Commercial:
Mortgage	104,534	—	—	—	245	104,779
Construction	6,325	—	—	—	—	6,325
Church, church-related:
Mortgage	321,168	—	—	—	—	321,168
Construction	11,152	—	—	—	—	11,152
Industrial revenue bonds	6,639	—	—	—	—	6,639
Other	24	12	—	—	—	36
Total	$664,609	$12	$—	$—	$245	$664,866

The following table presents the credit exposure of the loan portfolio as of September 30, 2017 and December 31, 2016:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
September 30, 2017
Commercial and industrial	$211,820	$2,122	$—	$213,942
Real estate
Commercial:
Mortgage	93,560	710	215	94,485
Construction	14,919	—	—	14,919
Church, church-related:
Mortgage	322,561	53	—	322,614
Construction	7,907	—	—	7,907
Industrial Revenue Bonds	4,191	—	—	4,191
Other	32	—	—	32
Total	$654,990	$2,885	$215	$658,090
December 31, 2016
Commercial and industrial	$213,024	$1,743	$—	$214,767
Real estate
Commercial:
Mortgage	103,778	756	245	104,779
Construction	6,325	—	—	6,325
Church, church-related:
Mortgage	318,030	3,138	—	321,168
Construction	11,152	—	—	11,152
Industrial revenue bonds	6,639	—	—	6,639
Other	36	—	—	36
Total	$658,984	$5,637	$245	$664,866
[1]Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” At September 30, 2017 and December 31, 2016, impaired loans were evaluated using the expected cash flow method. There were no loans delinquent 90 days or more and still accruing interest at September 30, 2017 or December 31, 2016. There were no loans classified as troubled debt restructuring at September 30, 2017 or December 31, 2016.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of September 30, 2017 and December 31, 2016.

The following table presents the recorded investment and unpaid principal balance for impaired loans at September 30, 2017 and December 31, 2016:

		Unpaid	Related
	Recorded	Principal	Allowance for
(In thousands)	Investment	Balance	Loan Losses
September 30, 2017
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	215	215	—
Church – Mortgage:
Nonaccrual	—	—	—
Total impaired loans	$215	$215	$—
December 31, 2016
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	245	245	—
Church – Mortgage:
Nonaccrual	—	—	—
Total impaired loans	$245	$245	$—

A summary of the activity in the allowance for loan losses from December 31, 2016 to September 30, 2017 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2016	Offs	Recoveries	Provision	2017
Commercial and industrial	$3,261	$—	$27	$(61)	$3,227
Real estate
Commercial:
Mortgage	1,662	—	—	(160)	1,502
Construction	47	—	—	54	101
Church, church-related:
Mortgage	4,027	—	—	20	4,047
Construction	85	—	—	(26)	59
Industrial Revenue Bonds	101	—	—	(37)	64
Other	992	—	—	210	1,202
Total	$10,175	$—	$27	$—	$10,202

A summary of the activity in the allowance for loan losses from December 31, 2015 to September 30, 2016 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2015	Offs	Recoveries	Provision	2016
Commercial and industrial	$3,083	$—	$38	$217	$3,338
Real estate
Commercial:
Mortgage	2,803	—	—	(1,179)	1,624
Construction	9	—	—	93	102
Church, church-related:
Mortgage	4,082	—	—	48	4,130
Construction	217	—	—	(102)	115
Industrial Revenue Bonds	320	—	—	(47)	273
Other	1,121	—	—	(30)	1,091
Total	$11,635	$—	$38	$(1,000)	$10,673

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2017 and December 31, 2016, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The balance of unused loan commitments, standby and commercial letters of credit were $91,117,000, $13,841,000, and $3,184,000 at September 30, 2017. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at September 30, 2017:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$6,798	$1,498	$2,562	$2,240	$498
Time deposits	52,800	48,161	3,034	1,605	—
Total	$59,598	$49,659	$5,596	$3,845	$498

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company issues shares out of treasury stock for these awards. During the nine months ended September 30, 2017, 23,135 restricted shares and 0 SARs were granted under the Omnibus Plan.

Restricted Stock

Restricted shares granted prior to April 16, 2013 are amortized to expense over a three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. As of September 30, 2017, the total unrecognized compensation expense related to non-vested restricted shares was $1,781,000, and the related weighted-average period over which it is expected to be recognized is approximately 0.8 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended
	September 30, 2017
	Shares	Fair Value
Balance at December 31, 2016	73,840	$51.03
Granted	23,135	65.36
Vested	(26,545)	52.34
Balance at September 30, 2017	70,430	$55.24

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

SARs

SARs vest over a three-year period, with one-third of the shares vesting and becoming exercisable each year on the anniversary date of the grant, and they expire 10 years from the original grant date. As of September 30, 2017, all compensation expense has been recognized and all granted SARs are vested. Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2017:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2016	237,468	$38.22	5.73	$3,201
Exercised	(15,547)	40.60
Outstanding at September 30, 2017	221,921	$38.05	4.45	$5,634
Exercisable at September 30, 2017	221,921	$38.05	4.45	$5,634

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

	Estimated	Actual
(In thousands)	2017	2016
Service cost – benefits earned during the year	$3,733	$3,559
Interest cost on projected benefit obligations	3,621	3,505
Expected return on plan assets	(4,681)	(4,734)
Net amortization and deferral	1,382	1,259
Net periodic pension cost	$4,055	$3,589

Pension costs recorded to expense were $1,033,000 and $965,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and totaled $3,070,000 and $2,724,000 for the nine-month periods ended September 30, 2017 and 2016, respectively. Pension costs increased in 2017 due to a decrease in the discount rate and expected return on plan assets assumptions and the use of the updated mortality tables. The Company made no contribution to the plan during the nine-month period ended September 30, 2017 and is evaluating the amount of additional contributions, if any, in the remainder of 2017.

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

Pension costs recorded to expense were $210,000 and $201,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and were $628,000 and $604,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

Note 10 – Income Taxes

As of September 30, 2017, the Company’s unrecognized tax benefits were approximately $1,840,000, of which $1,409,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2016, the Company’s unrecognized tax benefits were approximately $1,623,000, of which $1,225,000 would, if recognized, affect the Company’s effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $226,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $159,000 and $108,000 of gross interest accrued as of September 30, 2017 and December 31, 2016, respectively. There were no penalties for unrecognized tax benefits accrued at September 30, 2017 and December 31, 2016.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2014 through 2016 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2013 through 2016.

On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09 – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The adoption of this new accounting pronouncement resulted in a $0 and $278,000 reduction in income tax expense for the three-month and nine-month periods ending September 30, 2017, respectively.

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

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$406,833	$11,086	$924	$416,995
U.S. government agencies	32,241	—	409	31,832
Certificates of deposit	8,241	—	—	8,241
Total	$447,315	$11,086	$1,333	$457,068

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$368,223	$5,239	$3,328	$370,134
U.S. government agencies	13,075	—	403	12,672
Certificates of deposit	7,746	—	—	7,746
Total	$389,044	$5,239	$3,731	$390,552

The fair values of securities with unrealized losses are as follows:

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$33,567	$336	$16,288	$588	$49,855	$924
U.S. government agencies	29,162	338	2,670	71	31,832	409
Certificates of deposit	—	—	—	—	—	—
Total	$62,729	$674	$18,958	$659	$81,687	$1,333

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$140,384	$3,328	$—	$—	$140,384	$3,328
U.S. government agencies	12,672	403	—	—	12,672	403
Certificates of deposit	—	—	—	—	—	—
Total	$153,056	$3,731	$—	$—	$153,056	$3,731

There were 44 securities, or 12% of the total (13 greater than 12 months), in an unrealized loss position as of September 30, 2017. There were 108 securities, or 31% of the total (none greater than 12 months), in an unrealized loss position as of December 31, 2016. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2017
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$22,366	$22,562
Due after 1 year through 5 years	56,315	57,476
Due after 5 years through 10 years	237,366	245,720
Due after 10 years	131,268	131,310
Total	$447,315	$457,068

There were no sales of investment securities classified as available for sale for the three months ended September 30, 2017 or 2016. Proceeds from sales of investment securities classified as available for sale were $0 and $21,491,000 for the nine months ended September 30, 2017 and 2016, respectively. There were no gross realized gains for the three months ended September 30, 2017 or 2016. Gross gains realized were $0 and $387,000 for the nine months ended September 30, 2017 and 2016, respectively. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at September 30, 2017.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2017		December 31, 2016
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$242,098	$242,098	$266,743	$266,743
Investment securities	457,068	457,068	390,552	390,552
Loans, net	647,888	650,593	654,691	652,028
Accrued interest receivable	6,267	6,267	6,543	6,543
Total	$1,353,321	$1,356,026	$1,318,529	$1,315,866
Balance sheet liabilities:
Deposits	$609,230	$609,199	$621,961	$622,173
Accounts and drafts payable	687,233	687,233	642,287	642,287
Accrued interest payable	47	47	46	46
Total	$1,296,510	$1,296,479	$1,264,294	$1,264,506

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2017 and 2016. No financial instruments are measured using Level 3 inputs for the nine months ended September 30, 2017 and 2016.

Note 13 – Subsequent Events

On October 24, 2017, the Company’s board of directors declared a 10% common stock dividend payable on December 15, 2017 to shareholders of record on December 5, 2017. Shareholders will receive one additional share of Cass common stock for each 10 shares of common stock owned. No fractional shares will be issued. Shareholders will receive cash for any fractional shares owned based on the share price reported by the Nasdaq Stock Market at the close of trading on December 5, 2017.

Additionally, on October 24, 2017, the Company’s board of directors declared a fourth quarter cash dividend of $0.24 per share payable on December 15, 2017 to shareholders of record on December 5, 2017. The cash dividend will apply to all shares of common stock held after the 10% common stock dividend is completed.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2017 (“Third Quarter of 2017”) compared to the three-month period ended September 30, 2016 (“Third Quarter of 2016”) and the nine-month period ended September 30, 2017 (“Nine Months Ended 2017”) compared to the nine-month period ended September 30, 2016 (“Nine Months Ended 2016”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2016 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2017 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands except per share data)	2017	2016	Change	2017	2016	Change
Net income	$6,863	$6,222	10.3	$19,683	$17,924	9.8
Diluted earnings per share	$.61	$.55	10.9	$1.74	$1.58	10.1
Return on average assets	1.70%	1.59%	—	1.70%	1.60%	—
Return on average equity	12.34%	11.84%	—	12.27%	11.56%	—

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

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2017	2016	Change	2017	2016	Change
Transportation invoice volume	8,962	8,898	0.7%	26,585	25,786	3.1%
Transportation invoice dollar volume	$6,162,957	$5,864,716	5.1%	$18,271,178	$17,107,723	6.8%
Expense management transaction volume*	6,935	6,034	14.9%	20,477	16,989	20.5%
Expense management dollar volume*	$3,391,672	$3,301,049	2.7%	$9,647,573	$8,882,181	8.6%
Payment and processing revenue	$23,761	$21,737	9.3%	$69,332	$62,162	11.5%
*Includes energy, telecom and waste

Third Quarter of 2017 compared to Third Quarter of 2016:

In the transportation sector, invoice volume was up 0.7% while dollar volume rose 5.1%. The expense management group had 14.9% growth in transaction volume. New customer wins, combined with increased volume from current accounts, fueled the increase. Expense management dollar volume was also up 2.7% for the quarter.

The increase in payment and processing revenue of 9.3% was primarily attributable to two factors: continued growth in the customer base of each market and the development, deployment, and expansion of new revenue-generating services.

There were no gains on sales of securities in either the Third Quarter of 2017 or 2016.

Nine Months Ended 2017 compared to Nine Months Ended 2016:

Transportation invoice and dollar volumes, as well as expense management transaction and dollar volumes, increased for the same reasons as the Third Quarter.

The increase in payment and processing revenue of 11.5% was primarily attributable to two factors: continued growth in the customer base of each market and the development, deployment, and expansion of new revenue-generating services.

There were no gains on sales of securities in the Nine Months Ended 2017, compared to $387,000 in the Nine Months Ended 2016.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2017	2016	Change	2017	2016	Change
Average earnings assets	$1,395,025	$1,351,638	3.2%	$1,348,253	$1,301,280	3.6%
Average interest-bearing liabilities	393,262	428,786	(8.3%)	388,693	426,825	(8.9%)
Net interest income*	11,513	10,842	6.2%	33,765	32,370	4.3%
Net interest margin*	3.27%	3.19%		3.35%	3.32%
Yield on earning assets*	3.44%	3.34%		3.50%	3.48%
Rate on interest-bearing liabilities	.58%	.47%		.52%	.48%
*Presented on a tax-equivalent basis assuming a tax rate of 35%.

Third Quarter of 2017 compared to Third Quarter of 2016:

Third Quarter of 2017 average earning assets increased $43,387,000, or 3.2%, compared to the same period in the prior year as the result of growth in funding sources. Components of these variances are as follows:

Earning Assets. Average investment securities increased $77,815,000, or 22.4%, and average federal funds sold and other short-term investments increased $14,478,000, or 7.8%, for the Third Quarter of 2017 as compared to the Third Quarter of 2016. Interest-bearing deposits in other financial institutions decreased $25,111,000, or 19.7%, and loans decreased $22,219,000, or 3.3%, compared to the same period in the prior year.

Funding Sources. Average accounts and drafts payable balances for the Third Quarter of 2017 increased $46,748,000, or 6.8%, and non-interest bearing demand deposits increased $15,244,000, or 7.9%, as compared to the Third Quarter of 2016. Total average interest-bearing liabilities for the Third Quarter of 2017 decreased by $35,524,000, or 8.3%, compared to the Third Quarter of 2016.

Net interest margin and yield on earning assets both increased in the Third Quarter of 2017 compared to the Third Quarter of 2016 as a result of Federal Reserve actions which increased yield on short-term investments and led to an increase in the Cass prime rate.

Nine Months Ended 2017 compared to Nine Months Ended 2016:

Nine Months Ended 2017 average earning assets increased $46,973,000, or 3.6%, compared to the same period in the prior year as the result of growth in funding sources. Components of these variances are as follows:

Earning Assets. Average investment securities increased $72,045,000, or 20.8%, and other short-term investments increased $24,577,000, or 17.7%, for the Nine Months Ended 2017 as compared to the Nine Months Ended 2016. Interest-bearing deposits in other financial institutions decreased $30,251,000, or 23.4%, and loans decreased $18,364,000, or 2.7%, compared to the same period in the prior year.

Funding Sources. Average accounts and drafts payable balances for the Nine Months Ended 2017 increased $55,231,000, or 8.5%, and non-interest bearing demand deposits increased $17,959,000, or 9.6%, as compared to the Nine Months Ended 2016. Total average interest-bearing liabilities for the Nine Months Ended 2017 decreased by $38,132,000, or 8.9%, compared to the Nine Months Ended 2016.

Net interest margin and yield on earning assets both increased in the Nine Months Ended 2017 compared to the Nine Months Ended 2016 as a result of Federal Reserve actions which increased yield on short-term investments and led to an increase in the Cass prime rate.

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

	Third Quarter of 2017			Third Quarter of 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$655,723	$7,178	4.34%	$664,705	$7,121	4.26%
Tax-exempt[4]	4,466	47	4.18	17,703	219	4.92
Investment securities[5]:
Taxable	19,703	94	1.89	5,714	22	1.53
Tax-exempt[4]	406,131	4,007	3.91	342,305	3,672	4.27
Certificates of deposit	6,763	14.82		8,339	14.67
Interest-bearing deposits in other financial institutions	102,203	300	1.16	127,314	162.51
Federal funds sold and other short-term investments	200,036	444.88		185,558	137.29
Total earning assets	1,395,025	12,084	3.44	1,351,638	11,347	3.34
Non-earning assets
Cash and due from banks	12,704			12,097
Premises and equipment, net	21,256			20,773
Bank-owned life insurance	16,738			16,238
Goodwill and other intangibles	14,742			13,749
Other assets	149,266			148,734
Allowance for loan losses	(10,199)			(10,673)
Total assets	$1,599,532			$1,552,556
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$327,997	$434.52%		$351,971	$347.39%
Savings deposits	12,493	17.54		19,679	24.49
Time deposits >= $100	23,486	68	1.15	22,237	69	1.23
Other time deposits	29,286	52.70		34,899	65.74
Total interest-bearing liabilities	393,262	571.58		428,786	505.47
Non-interest bearing liabilities
Demand deposits	208,932			193,688
Accounts and drafts payable	739,293			692,545
Other liabilities	37,317			28,467
Total liabilities	1,378,804			1,343,486
Shareholders’ equity	220,728			209,070
Total liabilities and shareholders’ equity	$1,599,532			$1,552,556
Net interest income		$11,513			$10,842
Net interest margin			3.27%			3.19%
Interest spread			2.86			2.87

1.	Balances shown are daily averages.
2.

For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2016 consolidated financial statements, filed with the Company’s 2016 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $76,000 for both the Third Quarter of 2017 and 2016.
4.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $1,419,000 and $1,361,000 for the Third Quarter of 2017 and 2016, respectively.

5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended 2017			Nine Months Ended 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$656,314	$21,164	4.31%	$661,435	$21,278	4.30%
Tax-exempt[4]	5,274	157	3.98	18,517	666	4.80
Investment securities[5]:
Taxable	15,905	232	1.95	2,711	33	1.63
Tax-exempt[4]	401,903	12,100	4.03	343,052	11,104	4.32
Certificates of deposit	6,592	36.73		7,626	36.63
Interest-bearing deposits in other financial institutions	99,206	703.95		129,457	484.50
Federal funds sold and other short-term investments	163,059	894.73		138,482	291.28
Total earning assets	1,348,253	35,286	3.50	1,301,280	33,892	3.48
Non-earning assets
Cash and due from banks	12,729			11,716
Premises and equipment, net	21,225			20,371
Bank-owned life insurance	16,615			16,110
Goodwill and other intangibles	14,408			13,851
Other assets	144,086			144,129
Allowance for loan losses	(10,190)			(10,981)
Total assets	$1,547,126			$1,496,476
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand deposits	$317,046	$1,090.46%		$348,221	$1,043.40%
Savings deposits	17,007	62.49		18,756	68.48
Time deposits >= $100	23,238	195	1.12	22,425	201	1.20
Other time deposits	31,402	174.74		37,423	210.75
Total interest-bearing liabilities	388,693	1,521.52		426,825	1,522.48
Non-interest bearing liabilities
Demand deposits	205,298			187,339
Accounts and drafts payable	703,912			648,681
Other liabilities	34,821			26,475
Total liabilities	1,332,724			1,289,320
Shareholders’ equity	214,402			207,156
Total liabilities and shareholders’ equity	$1,547,126			$1,496,476
Net interest income		$33,765			$32,370
Net interest margin			3.35%			3.32%
Interest spread			2.98			3.00

1.	Balances shown are daily averages.
2.

For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2016 consolidated financial statements, filed with the Company’s 2016 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $319,000 and $311,000 for the Nine Months Ended 2017 and 2016, respectively.
4.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustment was approximately $4,290,000 and $4,119,000 for the Nine Months Ended 2017 and 2016, respectively.

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

		Third Quarter of 2017 Over
		Third Quarter of 2016
(In thousands)		Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable		$(89)	$146	$57
Tax-exempt[3]		(143)	(29)	(172)
Investment securities:
Taxable		66	6	72
Tax-exempt[3]		653	(318)	335
Certificates of deposit		(4)	4	—
Interest-bearing deposits in other financial institutions		(37)	175	138
Federal funds sold and other short-term investments		12	295	307
Total interest income		458	279	737
Interest expense on:
Interest-bearing demand deposits		(25)	112	87
Savings deposits		(9)	2	(7)
Time deposits >=$100		3	(4)	(1)
Other time deposits		(10)	(3)	(13)
Total interest expense		(41)	107	66
Net interest income		$499	$172	$671
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

		Nine Months Ended 2017 Over
		Nine Months Ended 2016
(In thousands)		Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable		$(178)	$64	$(114)
Tax-exempt[3]		(411)	(98)	(509)
Investment securities:
Taxable		191	8	199
Tax-exempt[3]		1,799	(803)	996
Certificates of deposit		(4)	4	—
Interest-bearing deposits in other financial institutions		(134)	353	219
Federal funds sold and other short-term investments		60	543	603
Total interest income		1,323	71	1,394
Interest expense on:
Interest-bearing demand deposits		(99)	146	47
Savings deposits		(6)	—	(6)
Time deposits >=$100		7	(13)	(6)
Other time deposits		(33)	(3)	(36)
Total interest expense		(131)	130	(1)
Net interest income		$1,454	$(59)	$1,395

1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results can be the provision for loan losses. There was no provision for loan losses during the Third Quarter of 2017 or the Third Quarter of 2016. There was no loan loss provision recorded during the Nine Months Ended 2017 and a negative loan loss provision of $1,000,000 was recorded during the Nine Months Ended 2016. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $6,000 and $1,000 during the Third Quarter of 2017 and the Third Quarter of 2016, respectively. Net loan recoveries were $27,000 in the Nine Months Ended 2017 and $38,000 during the Nine Months Ended 2016.

The ALLL at September 30, 2017 was $10,202,000 and at December 31, 2016 was $10,175,000. The ratio of ALLL to total loans outstanding at September 30, 2017 was 1.55% compared to 1.53% at December 31, 2016. Nonperforming loans were $215,000, or .03% of total loans, at September 30, 2017 compared to $245,000, or .04% of total loans, at December 31, 2016. This consists of one nonaccrual loan, which is also considered impaired, at September 30, 2017. Total nonaccrual loans decreased $30,000 from December 31, 2016 to September 30, 2017.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Third Quarter of		Nine Months Ended
(In thousands)	2017	2016	2017	2016
Allowance at beginning of period	$10,196	$10,672	$10,175	$11,635
Provision charged to expense	—	—	—	(1,000)
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	6	1	27	38
Net recoveries	6	1	27	38
Allowance at end of period	$10,202	$10,673	$10,202	$10,673
Loans outstanding:
Average	$660,189	$682,408	$661,588	$679,952
September 30	658,090	684,874	658,090	684,874
Ratio of ALLL to loans outstanding:
Average	1.55%	1.56%	1.54%	1.57%
September 30	1.55%	1.56%	1.55%	1.56%
Impaired loans:
Nonaccrual loans	$215	$340	$215	$340
Loans past due 90 days or more	—	984	—	984
Troubled debt restructurings	—	—	—	—
Total impaired loans	$215	$1,324	$215	$1,324
Foreclosed assets	$—	—	$—	—
Impaired loans as percentage of average loans	.03%	.19%	.03%	.19%

The Bank had no property carried as other real estate owned as of September 30, 2017 or December 31, 2016.

Operating Expenses

Total operating expenses for the Third Quarter of 2017 were up 6.3%, or $1,491,000, compared to the Third Quarter of 2016 and were up $4,735,000 for the Nine Months Ended 2017 compared to the Nine Months Ended 2016.

Personnel expense for the Third Quarter of 2017 increased $1,104,000 compared to the Third Quarter of 2016 and increased $3,117,000 to $57,384,000 for the Nine Months Ended 2017 compared to the Nine Months Ended 2016 due to strategic investment in staff and technology to win and support new business, annual merit increases, and increased retirement plan costs.

Equipment expense for the Third Quarter of 2017 increased $118,000, or 10.5%, compared to the Third Quarter of 2016 and increased $457,000, or 13.9%, for the Nine Months Ended 2017 from the Nine Months Ended 2016. This increase was the result of the continued strategic investment in technology.

Income tax expense for the Third Quarter of 2017 increased $541,000 compared to the Third Quarter of 2016 and increased $399,000 for the Nine Months Ended 2017 compared to the Nine Months Ended 2016. The effective tax rate was 25.9% and 23.0% for the Third Quarters of 2017 and 2016, respectively, and was 24.3% and 24.8% for the Nine Months Ended 2017 and 2016, respectively. The increase in Third Quarter of 2017 tax rate was the result of higher credits for investment in technology recorded last year. The decrease in the Nine Months Ended 2017 tax rate was the result of the adoption of ASU No. 2016-09 – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

Financial Condition

Total assets at September 30, 2017 were $1,556,750,000, an increase of $51,911,000, or 3.4%, from December 31, 2016. The most significant changes in asset balances during this period were increases of $66,516,000 in investment securities and payments in excess of funding of $14,455,000. This was partially offset by a decrease in cash and cash equivalents of $24,645,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2017 were $1,332,795,000, an increase of $35,991,000, or 2.8%, from December 31, 2016. Accounts and drafts payable at September 30, 2017 were $687,233,000, an increase of $44,946,000, or 7.0%, from December 31, 2016. Total deposits decreased $12,731,000, or 2.0%, from December 31, 2016. Total shareholders’ equity at September 30, 2017 was $223,955,000, a $15,920,000, or 7.7%, increase from December 31, 2016.

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

The increase in total shareholders’ equity of $15,920,000 resulted primarily from net income of $19,683,000 and a decrease of $5,326,000 in accumulated other comprehensive loss. These were offset by dividends paid of $7,725,000 and an increase in common shares in treasury of $1,961,000 resulting from treasury stock repurchases.

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments, was $242,098,000 at September 30, 2017, a decrease of $24,645,000, or 9.2%, from December 31, 2016. At September 30, 2017, these assets represented 15.6% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $457,068,000 at September 30, 2017, an increase of $66,516,000 from December 31, 2016. These assets represented 29.4% of total assets at September 30, 2017. Of this total, 91% were state and political subdivision securities. Of the total portfolio, 4.9% mature in one year or less, 12.6% mature in one to five years, and 82.5% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $68,000,000 at the following banks: US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $211,513,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of September 30, 2017 or December 31, 2016.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $28,858,000 of CDARS deposits and interest-bearing demand deposits include $84,763,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $27,936,000 for the Nine Months Ended 2017 compared with $25,615,000 for the Nine Months ended 2016, an increase of $2,321,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2017, which are estimated to range from $5 million to $7 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$229,044	22.97%	$219,747	22.75%
Cass Commercial Bank	118,295	17.13%	110,576	16.72%
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	$218,842	21.95%	$209,572	21.70%
Cass Commercial Bank	110,461	16.00%	102,769	15.54%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$218,842	21.95%	$209,572	21.70%
Cass Commercial Bank	110,461	16.00%	102,769	15.54%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$218,842	13.80%	$209,572	13.83%
Cass Commercial Bank	110,461	14.90%	102,769	13.98%

On October 24, 2017, the Company’s board of directors declared a 10% common stock dividend payable on December 15, 2017 to shareholders of record on December 5, 2017. Shareholders will receive one additional share of Cass common stock for each 10 shares of common stock owned. No fractional shares will be issued. Shareholders will receive cash for any fractional shares owned based on the share price reported by the Nasdaq Stock Market at the close of trading on December 5, 2017.

Additionally, on October 24, 2017, the Company’s board of directors declared a fourth quarter cash dividend of $0.24 per share payable on December 15, 2017 to shareholders of record on December 5, 2017. The cash dividend will apply to all shares of common stock held after the 10% common stock dividend is completed.

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 – Revenue from Contracts with Customers. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB ASC. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU, the amendments are effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively. The impact of the adoption of this ASU is currently being evaluated but is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

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

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15.0% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company’s most recent evaluation, management does not believe the Company’s risk position at September 30, 2017 has changed materially from that at December 31, 2016.

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

There were no changes in the Third Quarter of 2017 in the Company’s internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
During the three months ended September 30, 2017, the Company repurchased a total of 38,042 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
July 1, 2017 –	—	—	—	500,000
July 31, 2017
August 1, 2017–
August 31, 2017	13,242	$59.80	13,242	486,758
September 1, 2017 –
September 30, 2017	24,800	$59.59	24,800	461,958
Total	38,042	$59.67	38,042	461,958
1.

All repurchases made during the quarter ended September 30, 2017 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program is periodically modified by the Board of Directors and was most recently modified on October 24, 2017 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2017.

ITEM 6.	EXHIBITS

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 7, 2017	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 7, 2017	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)