Form 10-K
period 2017-12-31
CASS INFORMATION SYSTEMS INC
filed 2018-02-28
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer: ☒     Accelerated filer: ☐     Non-accelerated filer: ☐     Smaller reporting company: ☐      Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $708,000,000 based on the closing price of the common stock of $59.67 on June 30, 2017, as reported by The Nasdaq Global Select Market. As of February 19, 2018, the Registrant had 12,286,628 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

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

Marketing, Customers and Competition

The Company, through its Transportation Information Services business unit, is one of the largest firms in the transportation bill processing and payment industry in the United States based on the total dollars of transportation bills paid and items processed. Competition consists of a few primary competitors and numerous small transportation bill audit firms located throughout the United States. While offering transportation payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Expense Management business unit, also competes with other companies, located throughout the United States, that pay energy and waste bills and provide management reporting. Available data indicates that the Company is one of the largest providers of energy information processing and payment services. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (“ESP”). The ESPs market the Company’s services adding value with their unique auditing, consulting and technological capabilities. Many of Cass’ services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. Also the Company, through its Telecom Information Services business unit, is a leader in the growing telecom expense management market and competes with other companies located throughout the United States in this market.

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

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay®, Transdata®, Ratemaker®, Best Rate®, Rate Exchange®, CassPort®, Expense$mart®, ExpenseSmart®, WasteVision™ and Direct2Carrier Payments™. The Company and its subsidiaries are not dependent on any one customer for a significant portion of their businesses. The Company and its subsidiaries have a varied client base with no individual client exceeding 10% of total revenue.

Employees

The Company and its subsidiaries had 840 full-time and 276 part-time employees as of February 19, 2018. Of these employees, the Bank had 50 full-time and one part-time employees.

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

Bank Holding Company Activities – In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other related activities. In addition, bank holding companies that qualify and elect to be financial holding companies such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Such permitted activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of banks and banking companies. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by the Company of more than 5% of the voting shares or substantially all of the assets of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for the Bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing acquisition applications, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and its compliance with fair housing laws.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for non-advanced approaches institutions like Cass that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2017, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as Cass, that are not subject to the advanced approaches capital framework that applies to large, internationally active banking organizations with at least $250 billion in total consolidated assets or at least $10 billion in total on-balance sheet foreign exposure. In November 2017, the federal banking regulators revised the Basel III Capital Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which the Company uses to calculate its capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on the Company will depend on the manner in which it is implemented by the federal bank regulators.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. FDIC insurance expense totaled approximately $220,100, $309,700 and $349,200 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

As of December 31, 2017, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.

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

Loans-to-One-Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, the Bank was in compliance with the loans-to-one-borrower limitations.

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

Cybersecurity – In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct operations and store sensitive data. The Company employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company also employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Company’s defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While the Company has not experienced a significant compromise to date, significant data loss or any material financial losses related to cybersecurity attacks, the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by the Company and its customers. See Item 1A, “Risk Factors” for a further discussion of risks related to cybersecurity.

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

●

The USA PATRIOT Act, which requires banks and savings institutions to establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering; and

●	The Bank Secrecy Act, which requires U.S. financial institutions to collaborate with the U.S. government in cases of suspected money laundering and fraud.

Certain of these laws are consumer protection laws that extensively govern the Company’s relationship with its customers. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Company operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the Company’s inability to pursue merger or acquisition transactions.

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

Financial Information about Segments

The services provided by the Company are classified in two reportable segments: Information Services and Banking Services. The revenues from external customers, net income and total assets by segment as of and for each of the years in the three-year period ended December 31, 2017, are set forth in Item 8, Note 16 of this report.

Statistical Disclosure by Bank Holding Companies

For the statistical disclosure by bank holding companies, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

A decline in the cost of oil worldwide can have a negative effect on both the number of freight transactions processed and the dollar amount of invoices processed. For example, lower oil prices can cause a significant drop in drilling supplies being transported to fracking operations by domestic railroads and trucks. Lower oil prices can also result in lower gas and fuel prices, negatively affecting the dollar amounts of the invoices that Cass processes for its freight and shipping customers. A decline in oil prices could have an adverse effect on the Company’s revenues and could significantly impact its results of operations.

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

The Company and the Bank are subject to extensive government regulation and supervision and possible enforcement or other legal actions that could detrimentally affect Cass’ business.

The Company and the Bank are subject to extensive federal and state regulation and supervision, the primary focus of which is to protect customers, depositors, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. In addition, since the global financial crisis, financial institutions generally have been subject to increased scrutiny from regulatory authorities, with an increased focus on risk management and consumer compliance. This regulatory structure and heightened focus gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Failure to comply with applicable laws, regulations, policies or guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, and other regulatory sanctions, as well as reputational damage, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The substance and impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although any change could impact the regulatory structure under which the Company or its competitors operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to the Company’s business strategy, and/or limit its ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material, adverse effect on the Company’s business, financial condition and results of operations.

See Item 1, “Business—Supervision and Regulation,” and Item 8, Note 2 to the consolidated financial statements included elsewhere in this report for additional information.

New capital rules generally require insured depository institutions and their holding companies to hold more capital.

The Dodd-Frank Act required the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies. In July 2013, the federal banking agencies published the final Basel III Capital Rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The Basel III Capital Rules apply to banking organizations, including the Company and the Bank, and are to be phased in through 2019.

Among other things, the rules will require that the Company maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. Beginning in 2016, a capital conservation buffer is being phased in over three years, ultimately resulting in a requirement of 2.5% on top of the common equity Tier 1, Tier 1 and total capital requirements, resulting in a required common equity Tier 1 capital ratio of 7%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

In addition to the higher required capital ratios and the new deductions and adjustments relevant to the capital calculations, the final rules increase the risk weights for certain assets, meaning that the Company will have to hold more capital against these assets. Implementation of these more stringent capital requirements could result in management modifying its business strategy and could limit the ability to make distributions, including paying dividends, or buying back shares.

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

Certain events beyond the Company’s control, such as severe weather, natural disasters, terrorist activities or other hostilities, may adversely affect the general economy, financial and capital markets, specific industries, and the Company.

Severe weather, natural disasters, acts of terrorism or other hostilities, and other adverse external events beyond the Company’s control, could have a significant impact on the Company’s ability to conduct business. Such events could disrupt Cass’ operations or those of its customers, affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional facilities are located in Lowell, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida and Columbus, Ohio. The Company has offices in Breda, Netherlands, Basingstoke, United Kingdom, and Singapore to service its multinational customers.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of February 16, 2018, there were approximately 3,747 holders of record of the Company’s common stock. High and low sale prices, as reported by The Nasdaq Global Select Market for each quarter of 2017 and 2016, restated for the stock dividend that occurred on December 15, 2017, were as follows:

	2017		2016
	High	Low	High	Low
1st Quarter	$67.88	$56.12	$48.78	$43.31
2nd Quarter	62.15	54.39	47.96	40.95
3rd Quarter	62.65	53.23	53.31	45.04
4th Quarter	65.00	56.50	68.03	47.90

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. Cash dividends paid per share by the Company during the two most recent fiscal years, restated for the stock dividend that occurred on December 15, 2017, were as follows:

	2017	2016
March	$.209	$.200
June	.209	.200
September	.209	.200
December	.240	.209

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

Adjusted for the stock dividend that occurred on December 15, 2017, the Company repurchased a total of 41,846 shares at an aggregate cost of $2,270,000 during the year ended December 31, 2017 and 205,835 shares at an aggregate cost of $9,215,000 during the year ended December 31, 2016. A portion of the repurchased shares may be used for the Company’s employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2012, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2017	2016	2015	2014	2013
Fee revenue and other income	$95,512	$86,136	$83,368	$79,907	$76,572
Interest income on loans	28,641	29,063	28,669	29,726	32,110
Interest income on debt and equity securities	10,993	9,801	9,498	9,441	8,915
Other interest income	2,343	1,066	543	592	552
Total interest income	41,977	39,930	38,710	39,759	41,577
Interest expense on deposits	2,187	2,029	2,111	2,460	2,832
Provision for loan losses	—	(1,500)	(850)	—	500
Net interest income after provision	39,790	39,401	37,449	37,299	38,245
Operating expense	100,403	93,473	89,783	85,414	84,086
Income before income tax expense	34,899	32,064	31,034	31,792	30,731
Income tax expense	9,885 (1)	7,716	7,978	7,759	7,234
Net income	$25,014	$24,348	$23,056	$24,033	$23,497
Diluted earnings per share (2)	$2.01	$1.96	$1.82	$1.88	$1.84
Dividends per share (2)	.87	.81	.77	.74	.67
Dividend payout ratio	42.68%	40.98%	42.06%	38.85%	36.21%
Average total assets	$1,568,112	$1,504,474	$1,439,511	$1,424,967	$1,351,782
Average net loans	653,459	667,158	659,109	651,984	647,827
Average investment securities	426,657	352,129	330,095	321,836	294,846
Average total deposits	602,490	614,975	579,752	571,039	550,110
Average total shareholders’ equity	216,548	207,060	197,853	200,149	175,441
Return on average total assets	1.60%	1.62%	1.60%	1.69%	1.74%
Return on average equity	11.55	11.76	11.65	12.01	13.39
Average equity to assets ratio	13.81	13.76	13.74	14.05	12.98
Equity to assets ratio at year-end	14.04	13.82	14.25	13.36	14.36
Tangible common equity to tangible assets	13.25	13.04	13.42	12.52	13.39
Tangible common equity to risk-weighted assets	20.23	20.13	21.19	19.65	20.37
Net interest margin	3.34	3.32	3.38	3.43	3.63
Allowance for loan losses to loans at year-end	1.49	1.53	1.77	1.78	1.79
Nonperforming assets to loans and foreclosed assets	—	.04	.48 (3)	.07	.27
Net loan (recoveries) charge-offs to average loans outstanding	—	(.01)	(.09)	(.03)	.18

(1)	Includes one-time, non-cash Tax Cuts and Jobs Act (TCJA) charge of $1,824,000
(2)	Diluted earnings per share and dividends per share were adjusted for the stock dividend that occurred on December 15, 2017
(3)	In February 2016, one nonaccrual loan with a balance of $2,727,000 was paid in full. The percentage, as adjusted, would have been .06%.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2017, 2016 and 2015. All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2017. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

Executive Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, Breda, Netherlands, Basingstoke, United Kingdom, and Singapore. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. The Company also, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California, Colorado Springs, Colorado, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and faith-based ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income. The cost of fuel is another factor that has a significant impact on the transportation sector. As the price of fuel goes up or down, the Company’s earnings increase or decrease with the dollar amount of transportation invoices. Another negative impact of low fuel prices could be a drop in the number of invoices related to drilling supplies carried by domestic railroads and trucks that move pipes, sand and water for fracking operations.

In 2017, total fee revenue and other income increased $9,376,000, or 11%, net interest income after provision for loan losses increased $389,000, or 1%, total operating expenses increased $6,930,000, or 7%, and net income increased $666,000, or 3%. This positive performance in 2017 was attributable to continued growth in the customer base, expanded new revenue-generating services, and an improving rate environment. The increase in total operating expense was due mainly to on-going strategic investment in technology and staff required to win and support new business. The asset quality of the Company’s loans and investments as of December 31, 2017 remained strong.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. As more fully described in this Item 7 and Note 13, the Company’s 2017 results of operations are skewed by a one-time, non-cash charge to income tax expense of $1,824,000, triggered by the passage of the TCJA. Excluding this charge, net income increased $2,490,000, or 10%. While the reduction in the federal corporate tax rate negatively impacted 2017 earnings, the rate reduction is projected to significantly boost after-tax earnings in the future.

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification (“ASC”). The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU, the amendments are effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively. The Company’s revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope, and non-interest income. The Company will use the modified retrospective transition approach and there will not be a significant impact on the Company’s consolidated financial statements or results of operations.

In January 2016, the FASB issued ASU No. 2016-01 – Financial Instruments – Overall (ASC Subtopic 825-10). The ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The standard is effective for fiscal periods beginning January 1, 2018 and will not have a significant impact on the Company’s consolidated financial statements or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 – Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current generally accepted accounting principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. A third-party vendor solution has been selected to assist in the application of ASU 2016-02. The impact of the adoption of this ASU is currently being evaluated but is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In June 2016, the FASB issued ASU No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held. Under this standard, it will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. The impact of the adoption of this ASU is currently being evaluated.

In February 2018, the FASB issued ASU No. 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides for the reclassification of the effect of remeasuring deferred tax balances related to items within AOCI to retained earnings resulting from the TCJA. The Company early adopted, and as a result, reclassified $2,286,000 from AOCI to retained earnings.

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

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2017	2016	2015	2017 v. 2016	2016 v. 2015
Total processing volume	63,207	57,897	54,521	9.2%	6.2%
Total processing dollars	$37,597,035	$34,689,268	$36,264,188	8.4	(4.3)
Payment and processing fees	$93,322	$83,713	$78,622	11.5	6.5
Net interest income after provision for loan losses	$39,790	$39,401	$37,449	1.0	5.2
Total net revenue	$135,302	$125,537	$120,817	7.8	3.9
Average earning assets	$1,362,660	$1,308,914	$1,244,797	4.1	5.2
Net interest margin (1)	3.34%	3.32%	3.38%	—	—
Net income	$25,014	$24,348	$23,056	2.7	5.6
Diluted earnings per share (2)	$2.01	$1.96	$1.82	2.6	7.7
Return on average assets	1.60%	1.62%	1.60%	—	—
Return on average equity	11.55%	11.76%	11.65%	—	—

(1)	Presented on a tax-equivalent basis
(2)	Diluted earnings per share was restated for the stock dividend that occurred on December 15, 2017

The results of 2017 compared to 2016 include the following significant items:

Overall, the Company’s performance improved as a result of continued growth in the customer base and new revenue-generating services. Payment and processing fees and total processing volume increased 12% and 9%, respectively. Against the backdrop of a strengthening global economy, increased carrier and fuel prices combined with higher volume from current accounts to produce an increase in processing dollars of 8%. Net income in 2017 increased 3% despite a onetime, non-cash charge to income tax expense of $1,824,000 triggered by the passage of the TCJA on December 22, 2017.

Average earning assets increased 4% and net interest income after provision for loan losses increased 1% year over year. The increase in net interest income after provision for loan losses was primarily due to higher average earning assets but was largely offset by a negative provision for loan losses of $1,500,000 in 2016 compared to none in 2017.

There were no gains from the sale of securities in 2017 and $387,000 in 2016. Bank service fees increased $73,000, or 6%, and other income increased $81,000. Operating expenses increased $6,930,000, or 7%, as the Company continued to invest in staff and technology to win and support new business.

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

	December 31,			% Change
(In thousands)	2017	2016	2015	2017 v. 2016	2016 v. 2015
Transportation invoice transaction volume	35,546	34,352	33,958	3.5%	1.2%
Transportation invoice dollar volume	$24,801,733	$22,774,909	$24,534,285	8.9	(7.2)
Expense management transaction volume(1)	27,661	23,545	20,563	17.5	14.5
Expense management dollar volume(1)	$12,795,302	$11,914,359	$11,729,903	7.4	1.6
Payment and processing revenue	$93,322	$83,713	$78,622	11.5	6.5
Bank service fees	$1,349	$1,276	$1,223	5.7	4.3
Gains on sales of investment securities	—	$387	$2,910	—	(86.7)
Other	$841	$760	$613	10.7	24.0

(1)	Includes energy, telecom and environmental

Fee revenue and other income in 2017 compared to 2016 include the following significant pre-tax components:

In the transportation sector, new business and a growing customer base increased invoice volume 4%. The strong global economy combined with increased carrier and fuel prices produced a 9% increase in dollar volume. The increase in dollar volume generated larger investable balances that improved investment income and raised fees from carrier services. Expense management transaction volume increased 18% and dollar volume increased 7% as a result of new customer wins and increased volumes from current accounts. There were no gains on sales of investment securities.

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

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2017	2016	2015	2017 v. 2016	2016 v. 2015
Average earning assets	$1,362,660	$1,308,914	$1,244,797	4.1%	5.2%
Net interest income (1)	$45,480	$43,402	$42,025	4.8%	3.3%
Net interest margin (1)	3.34%	3.32%	3.38%
Yield on earning assets (1)	3.50%	3.47%	3.55%
Rate on interest bearing liabilities	.56%	.48%	.51%

(1)	Presented on a tax-equivalent basis using a tax rate of 35% in all years.

Net interest income in 2017 compared to 2016:

The increase in net interest income was primarily due to an increase in average earning assets combined with a slight improvement in the net interest margin as a result of an improving interest rate environment. More information is contained in the tables below and in Item 7A of this report.

Total average investment in securities and certificates of deposit increased $73,697,000, or 20%. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. All purchases were made in accordance with the Company’s investment policy. Total average federal funds sold and other short-term investments increased $19,047,000, or 13%. Interest bearing deposits in other financial institutions decreased $24,590,000, or 20%.

Total average loans decreased $14,408,000, or 2%, to $663,653,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

The Bank’s total average interest-bearing deposits decreased $29,184,000, or 7%, compared to the prior year. Average rates paid on interest-bearing liabilities increased from .48% to .56%.

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

The Bank’s total average interest-bearing deposits increased $7,255,000, or 2%, compared to the prior year. Average rates paid on interest-bearing liabilities decreased from .51% to .48% as a result of the continued low interest rate environment.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2017			2016			2015
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets (1)
Earning assets
Loans (2), (3):
Taxable	$658,791	$28,511	4.33%	$660,341	$28,506	4.32%	$649,472	$28,049	4.32%
Tax-exempt (4)	4,862	199	4.09	17,720	857	4.84	21,547	954	4.43
Securities (5):
Taxable	23,172	472	2.04	5,030	93	1.85	1,168	21	1.8
Tax-exempt (4)	403,485	16,060	3.98	347,099	14,858	4.28	328,927	14,553	4.42
Certificates of deposit	6,970	82	1.18	7,801	51.65		4,298	17	0.4
Interest-bearing deposits in other financial institutions	100,401	1,036	1.03	124,991	638.51		128,074	393	0.31
Federal funds sold and other short-term investments	164,979	1,307.79		145,932	428.29		111,311	150	0.13
Total earning assets	1,362,660	47,667	3.50	1,308,914	45,431	3.47	1,244,797	44,137	3.55
Non-earning assets
Cash and due from banks	12,904			11,822			13,050
Premises and equipment, net	21,299			20,503			18,544
Bank owned life insurance	16,676			16,174			15,665
Goodwill and other intangibles	14,464			13,799			14,187
Other assets	150,303			144,165			145,178
Allowance for loan losses	(10,194)			(10,903)			(11,910)
Total assets	$1,568,112			$1,504,474			$1,439,511
Liabilities and Shareholders’ Equity (1)
Interest-bearing liabilities
Interest-bearing demand deposits	$323,635	$1,610.50%		$343,205	$1,388.40%		$330,742	$1,392.42%
Savings deposits	15,540	79.51		20,524	100.49		14,656	65.44
Time deposits >=$250	16,022	150.94		14,463	172	1.19	15,236	189	1.24
Other time deposits	38,279	348.91		44,468	369.83		54,771	465.85
Total interest-bearing deposits	393,476	2,187.56		422,660	2,029.48		415,405	2,111.51
Short-term borrowings	13	—	—	—	—	—	63	1	1.59
Total interest-bearing liabilities	393,489	2,187.56		422,660	2,029.48		415,468	2,112.51
Non-interest bearing liabilities
Demand deposits	209,014			192,315			164,347
Accounts and drafts payable	713,052			654,845			632,604
Other liabilities	36,009			27,594			29,239
Total liabilities	1,351,564			1,297,414			1,241,658
Shareholders’ equity	216,548			207,060			197,853
Total liabilities and shareholders’ equity	$1,568,112			$1,504,474			$1,439,511
Net interest income		$45,480			$43,402			$42,025
Net interest margin			3.34%			3.32%			3.38%
Interest spread			2.94%			2.99%			3.04%

(1)	Balances shown are daily averages.
(2)

For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.

(3)	Interest income on loans includes net loan fees of $415,000, $586,000, and $469,000 for 2017, 2016 and 2015, respectively.
(4)

Interest income is presented on a tax-equivalent basis assuming a tax rate 35% in all years. The tax-equivalent adjustment was approximately $5,691,000, $5,500,000 and $5,427,000 for 2017, 2016 and 2015, respectively.

(5)	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2017 Over 2016			2016 Over 2015
(In thousands)	Volume (1)	Rate (1)	Total	Volume(1)	Rate (1)	Total
Increase (decrease) in interest income:
Loans (2), (3):
Taxable	$(67)	$72	$5	$469	$(12)	$457
Tax-exempt (4)	(543)	(115)	(658)	(180)	83	(97)
Securities:
Taxable	369	10	379	71	1	72
Tax-exempt[4]	2,291	(1,089)	1,202	789	(484)	305
Certificates of deposit	(6)	37	31	19	15	34
Interest-bearing deposits in other financial institutions	(146)	544	398	(10)	255	245
Federal funds sold and other short-term investments	63	816	879	58	220	278
Total interest income	$1,961	$275	$2,236	$1,216	$78	$1,294
Interest expense on:
Interest-bearing demand deposits	$(82)	$304	$222	$52	$(56)	$(4)
Savings deposits	(25)	4	(21)	28	7	35
Time deposits >=$250	17	(39)	(22)	(9)	(8)	(17)
Other time deposits	(54)	33	(21)	(86)	(10)	(96)
Short-term borrowings	—	—	—	(1)	—	(1)
Total interest expense	(144)	302	158	(16)	(67)	(83)
Net interest income	$2,105	$(27)	$2,078	$1,232	$145	$1,377

(1)	The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)	Average balances include nonaccrual loans.
(3)	Interest income includes net loan fees.
(4)	Interest income is presented on a tax-equivalent basis assuming a tax rate of 35% in all years.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $686,231,000 and represented 43% of the Company's total assets as of December 31, 2017 and generated $28,641,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2017.

Loans by Type	December 31,
(In thousands)	2017	2016	2015	2014	2013
Commercial and industrial	$236,394	$214,767	$193,430	$203,350	$171,304
Real estate (commercial and church):
Mortgage	410,748	425,947	415,564	423,641	455,190
Construction	35,307	17,477	30,139	18,612	16,449
Industrial Revenue Bond	3,374	6,639	19,831	23,348	9,167
Other	408	36	91	395	67
Total loans	$686,231	$664,866	$659,055	$669,346	$652,177

Loans by Maturity
(At December 31, 2017)	One Year		Over 1 Year		Over
	Or Less		Through 5 Years		5 Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	Rate	Rate (1)	Rate	Rate (1)	Rate	Rate (1)	Total
Commercial and industrial	$7,524	$66,574	$66,735	$42,466	$31,655	$21,440	$236,394
Real Estate:
Mortgage	45,089	4,542	267,081	9,147	77,954	6,935	410,748
Construction	15,230	1,202	8,768	—	1,180	8,927	35,307
Industrial Revenue Bonds	3,168	—	206	—	—	—	3,374
Other	—	408	—	—	—	—	408
Total loans	$71,011	$72,726	$342,790	$51,613	$110,789	$37,302	$686,231

(1)	Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

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

Loans to commercial entities are generally secured by the business assets of the borrower, including accounts receivable, inventory, machinery and equipment, and the real estate from which the borrower operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer-by-customer basis based on various factors including the type of business. Intermediate term credit for machinery and equipment is generally provided at some percentage of the value of the equipment purchased, depending on the type of machinery or equipment purchased by the entity. Loans secured exclusively by real estate to businesses and faith-based ministries are generally made with a maximum 80% loan to value ratio, depending upon the Company's estimate of the resale value and ability of the property to generate cash. The Company's loan policy requires an independent appraisal for all loans over $250,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such real estate loans. When problems are identified, appraised values are updated on a continual basis, either internally or through an updated external appraisal.

Loan portfolio changes from December 31, 2016 to December 31, 2017:

Total loans increased $21,365,000, or 3%, to $686,231,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Loan portfolio changes from December 31, 2015 to December 31, 2016:

Total loans increased $5,811,000, or 1%, to $664,866,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Loan Losses (ALLL)

The Company recorded no provision for loan losses in 2017, ($1,500,000) in 2016 and ($850,000) in 2015. The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the ALLL. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan recoveries of $30,000, $40,000, and $591,000 in 2017, 2016, and 2015, respectively. The ALLL was $10,205,000 at December 31, 2017 compared to $10,175,000 at December 31, 2016 and $11,635,000 at December 31, 2015. The year-end 2017 and 2016 allowance represented 1.5% of outstanding loans, while the allowance represented 1.8% of outstanding loans at year-end 2015. From December 31, 2016 to December 31, 2017, the level of nonperforming loans decreased from $245,000 to $0. Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

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

The following schedule summarizes activity in the ALLL and the allocation of the allowance to the Company’s loan categories.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Allowance at beginning of year	$10,175	$11,635	$11,894	$11,679	$12,357
Loans charged-off:
Commercial and industrial	—	—	30	—	1,307
Real estate (commercial and church):
Mortgage	—	—	—	76	233
Construction	—	—	—	—	—
Other	—	—	—	3	—
Total loans charged-off	—	—	30	79	1,540
Recoveries of loans previously charged-off:
Commercial and industrial	30	39	610	41	47
Real estate (commercial and church):
Mortgage	—	1	10	252	315
Construction	—	—	—	—	—
Other	—	—	1	1	—
Total recoveries of loans previously charged-off	30	40	621	294	362
Net loans (recovered) charged-off	(30)	(40)	(591)	(215)	1,178
Provision (credited) charged to expense	—	(1,500)	(850)	—	500
Allowance at end of year	$10,205	$10,175	$11,635	$11,894	$11,679
Loans outstanding:
Average	$663,653	$678,061	$671,019	$663,824	$659,422
December 31	686,231	664,866	659,055	669,346	652,177
Ratio of allowance for loan losses to loans outstanding:
Average	1.54%	1.50%	1.76%	1.79%	1.77%
December 31	1.49%	1.53%	1.77%	1.78%	1.79%
Ratio of net (recoveries) charge-offs to average loans outstanding	—	(.01)%	(.09)%	(.03)%	.18%
Allocation of allowance for loan losses (1):
Commercial and industrial	$3,652	$3,261	$3,083	$3,515	$3,139
Real estate (commercial and church):
Mortgage	5,356	5,689	6,885	7,076	7,439
Construction	266	132	226	140	124
Industrial Revenue Bond	52	101	320	394	155
Other (2)	879	992	1,121	769	822
Total	$10,205	$10,175	$11,635	$11,894	$11,679
Percentage of categories to total loans:
Commercial and industrial	34.4%	32.3%	29.3%	30.4%	26.3%
Real estate (commercial and church):
Mortgage	59.9%	64.1%	63.1%	63.3%	69.8%
Construction	5.1%	2.6%	4.6%	2.8%	2.5%
Industrial Revenue Bond	.59%	1.0%	3.0%	3.5%	1.4%
Other	.01%	—%	—%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.
(2)	Includes unallocated allowance of $877,000 and $992,000 in 2017 and 2016, respectively.

Nonperforming Assets

Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Troubled debt restructurings are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $24,000 and $66,000 for the years ended December 31, 2017 and 2016, respectively. Of this amount, approximately $17,000 and $47,000 was actually recorded as interest income on such loans during the years ended December 31, 2017 and 2016, respectively.

There were no nonaccrual loans at December 31, 2017. Total nonaccrual loans at December 31, 2016 consisted of one loan totaling $245,000, which was paid off in October 2017.

There were no foreclosed assets at December 31, 2017 and December 31, 2016.

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

Summary of Nonperforming Assets

	December 31,
(In thousands)	2017		2016	2015		2014	2013
Commercial and industrial:
Nonaccrual	$—		$—	$—		$—	$11
Contractually past due 90 days or more and still accruing	—		—	—		—	—
Real estate – mortgage:
Nonaccrual	—	(1)	245	3,135	(1)	488	1,786
Contractually past due 90 days or more and still accruing	—		—	—		—	—
Total nonperforming loans	$—		$245	$3,135		$488	$1,797
Total foreclosed assets	—		—	—		—	—
Total nonperforming assets	$—		$245	$3,135		$488	$1,797

(1)	In October 2017, one nonaccrual loan with a balance of $215,000 was paid in full. In February 2016, one nonaccrual loan with a balance of $2,727,000 was paid in full.

Operating Expenses

Operating expenses in 2017 compared to 2016 include the following significant pre-tax components:

Salaries and employee benefits expense increased $4,758,000, or 7%, to $77,339,000 as the Company invested in staff and technology to win and support new business. Outside service expense increased $1,355,000, or 24%, for continual technology advancements to support customers. Equipment expense increased $620,000 to $5,071,000 primarily due to depreciation of internally developed software.

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

Income Tax Expense

On December 22, 2017, the TCJA was enacted. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%; (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year; (iii) limits the deduction for net interest expense incurred by U.S. corporations; (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets; (v) eliminates or reduces certain deductions related to meals and entertainment expenses; (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee; and (vii) limits the deductibility of deposit insurance premiums. The TCJA also significantly changes U.S. tax law related to foreign operations, though, such changes do not currently impact the Company on a significant level.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the TCJA. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Based on the information available and current interpretation of the rules, the Company has made provisional estimates of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future. The final analysis and measurement will be completed during 2018 when the Company files the 2017 U.S. federal income tax return.

As more fully described in this Item 7 and Note 13, the Company’s 2017 results of operations are skewed by a one-time, non-cash charge to income tax expense of $1,824,000, triggered by the passage of the TCJA. While the reduction in the federal corporate tax rate negatively impacted 2017 earnings, the rate reduction is projected to significantly boost after-tax earnings in the future.

Taxable-equivalent adjustments noted throughout this report are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. Beginning January 1, 2018, taxable-equivalent adjustments will be based upon the new tax rate of 21% as a result of the TCJA.

Income tax expense in 2017 totaled $9,885,000 compared to $7,716,000 and $7,978,000 in 2016 and 2015, respectively. When measured as a percent of pre-tax income, the Company’s effective tax rate was 28% in 2017, 24% in 2016, and 26% in 2015. The increase in 2017 tax expense was primarily the result of a one-time, non-cash charge of $1,824,000 triggered by the passage of the TCJA on December 22, 2017. The charge consists of the following:

●	The deferred tax inventory was revalued at the new rate of 21% and resulted in a net credit of $462,000.
●	AOCI related to pension and unrealized gains/losses on securities available for sale was revalued at the new rate of 21% and resulted in a net charge of $2,286,000.

The Company’s effective tax rate for 2017 including and excluding the one-time TCJA charge was 28% and 25%, respectively. As a result of the lower TCJA rates, the effective rate for 2018 is anticipated to decrease by approximately 25% vs. the 2017 rate excluding the TCJA charge. The Company’s effective tax rate has traditionally been lower than the statutory rate because of investments and loans that are tax exempt.

Also as a result of the TCJA, the FASB issued ASU 2018-02 allowing a one-time reclassification from AOCI to retained earnings for any amounts “stranded” in AOCI as a result of entries required by TCJA. Accordingly, the Company early adopted and recorded a $2,286,000 reclassification from AOCI to retained earnings at December 31, 2017.

Investment Portfolio

Investment portfolio changes from December 31, 2016 to December 31, 2017:

State and political subdivision securities increased $46,898,000, or 12.7%, to $417,032,000. U.S. government agency securities increased $32,828,000 to $45,500,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the Company purchased state and political subdivision along with U.S. government agency securities. These securities all had A or better credit ratings and maturities approaching 15 years. With the additional liquidity provided by the increase in deposits and accounts and drafts payable, the Company made these purchases to continue to reduce the level of short-term rate sensitive assets. All purchases were made in accordance with the Company’s investment policy.

There was no single issuer of securities in the investment portfolio at December 31, 2017 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type

	December 31,
(In thousands)	2017	2016	2015
State and political subdivisions	$417,032	$370,134	$369,070
U.S. government agencies	45,500	12,672	—
Certificates of deposit	7,991	7,746	6,626
Total investments	$470,523	$390,552	$375,696

Investment Securities by Maturity
(At December 31, 2017)

	Within 1	Over 1 to 5	Over 5 to	Over
(In thousands)	Year	Years	10 Years	10 Years	Yield
State and political subdivisions	$16,143	$56,929	$246,512	$97,448	4.01	% (1)
U.S. government agencies	—	—	17,449	28,051	2.11%
Certificates of deposit	6,495	1,496	—	—	1.38%
Total investments	$22,638	$58,425	$263,961	$125,499	3.78%
Weighted average yield (1)	4.58%	3.52%	4.00%	3.33%	3.78%

(1)	Yields are presented on a tax-equivalent basis assuming a tax rate of 35%.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased 31% from December 31, 2016 to $281,541,000 at December 31, 2017. The average balances of these deposits increased 9% in 2017 to $209,014,000. These balances are primarily maintained by commercial customers, faith-based ministries, and new payment and information processing relationships and can fluctuate on a daily basis.

Interest-bearing deposits decreased $10,758,000, or 3%, to $396,547,000 at December 31, 2017. The average balances of these deposits decreased to $393,476,000 in 2017 from $422,660,000 in 2016.

Accounts and drafts payable generated by the Company in its payment processing operations increased $19,601,000, or 3%, to $661,888,000 at December 31, 2017. The average balance of these funds increased $58,207,000, or 9%, to $713,052,000 in 2017. This increase was the result of continued growth in the customer base and a strengthening global economy. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposit as of December 31, 2017

		$100 to Less	$250 or
(In thousands)	$100 or Less	Than $250	More	Total
Three months or less	$1,201	$17,442	$3,539	$22,182
Three to six months	537	14,399	4,192	19,128
Six to twelve months	536	757	5,511	6,804
Over twelve months	384	787	3,213	4,384
Total	$2,658	$33,385	$16,455	$52,498

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, totaled $228,110,000 at December 31, 2017, a decrease of $38,633,000, or 14%, from December 31, 2016. At December 31, 2017, these assets represented 14% of total assets. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $470,523,000 at December 31, 2017, an increase of $79,971,000, or 20%, from December 31, 2016. These assets represented 29% of total assets at December 31, 2017 and were primarily state and political subdivision securities. Of the total portfolio, 5% mature in one year or less, 12% mature after one year through five years and 83% mature after five years.

As of December 31, 2017, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $68,000,000 at the following banks: US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. As of December 31, 2017, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $204,789,000 collateralized by commercial mortgage loans. At December 31, 2017, the Company had a line of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2017 or 2016.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2017, 2016 and 2015 were $38,890,000, $35,189,000 and $33,493,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2018. The Company anticipates the annual capital expenditures for 2018 should range from $4 million to $6 million. Capital expenditures in 2018 are expected to consist of equipment and software related to the payment and information processing services business.

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

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2017, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2017 as shown in Item 8, Note 2 of this report. All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2017.

In 2017, cash dividends paid were $.87 per share for a total of $10,675,000, an increase of $696,000, or 7%, compared to $.81 per share for a total of $9,979,000 in 2016. The increase is attributable to the per-share amount paid and the increase in outstanding shares as a result of the stock dividend.

Shareholders’ equity was $225,088,000, or 14% of total assets, at December 31, 2017, an increase of $17,053,000 over the balance at December 31, 2016. This increase resulted primarily from net income of $25,014,000, an increase in other comprehensive income of $3,509,000, and an increase in additional paid in capital related to equity compensation of $2,340,000. These increases were partially offset by cash dividends of $10,675,000 and the repurchase of treasury shares of $2,270,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. As of December 31, 2017, unappropriated retained earnings of $30,137,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 41,846 shares at an aggregate cost of $2,270,000 during the year ended December 31, 2017 and 205,835 shares at an aggregate cost of $9,215,000 during the year ended December 31, 2016. As of December 31, 2017, 500,000 shares remained available for repurchase under the program. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2017, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2017, the balance of loan commitments, standby and commercial letters of credit were $87,013,000, $14,347,000 and $3,246,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2017:

	Amount of Commitment Expiration per Period
		Less than 1	1-3	3-5	Over
(In thousands)	Total	Year	Years	Years	5 Years
Operating lease commitments	$6,463	$1,518	$2,515	$2,204	$226
Time deposits	52,498	48,115	2,919	1,464	—
Total	$58,961	$49,633	$5,434	$3,668	$226

During 2017, the Company made no contribution to its noncontributory defined benefit pension plan. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance.

For 2017, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	4.25%
Rate of increase in compensation levels	(a)
Expected long-term rate of return on assets	6.50%

(a)	6.00% graded down to 3.25% over the first seven years of service.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios in order to quantify potential changes in short-term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2017, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond 12 months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2017:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	3%	6%
+100 basis points	2%	3%
Stable rates	—	—
-100 basis points	(5%)	(4%)
-200 basis points	(8%)	(6%)

Interest Rate Sensitivity Position

The following table presents the Company’s interest rate risk position at December 31, 2017 for the various time periods indicated:

	Variable	0-90	91-180	181-364	1-5	Over
(In thousands)	Rate	Days	Days	Days	Years	5 Years	Total
Earning assets:
Loans:
Taxable	$160,196	$5,165	$17,377	$46,747	$342,583	$110,789	$682,857
Tax-exempt	—	—	—	3,168	206	—	3,374
Securities (1):
Tax-exempt	—	5,221	2,529	7,028	57,726	344,528	417,032
U.S. government agencies	—	—	—	—	—	45,500	45,500
Certificates of deposit	—	1,500	—	4,995	1,496	—	7,991
Investments in the FHLB and FRB	1,190	—	—	—	—	—	1,190
Federal funds sold and other short-term investments	210,688	—	—	—	—	—	210,688
Total earning assets	$372,074	$11,886	$19,906	$61,938	$402,011	$500,817	$1,368,632
Interest-sensitive liabilities:
Money market accounts	$260,418	$—	$—	$—	$—	$—	$260,418
Now accounts	72,463	—	—	—	—	—	72,463
Savings deposits	11,168	—	—	—	—	—	11,168
Time deposits:
$250K and more	—	3,540	4,192	5,511	3,212	—	16,455

Less than $250K	—	18,643	14,936	1,293	1,171	—	36,043
Federal funds purchased and other short-term borrowing	—	—	—	—	—	—	—
Total interest-bearing liabilities	$344,049	$22,183	$19,128	$6,804	$4,383	$—	$396,547
Interest sensitivity gap:
Periodic	$28,025	$(10,297)	$778	$55,134	$397,628	$500,817	$972,085
Cumulative	28,025	17,728	18,506	73,640	471,268	972,085	972,085
Ratio of interest-bearing assets to interest-bearing liabilities:
Periodic	1.08	0.52	1.04	9.10	91.72	—	3.45
Cumulative	1.08	1.05	1.05	1.19	2.19	3.45	3.45

(1)	Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2017	2016
Assets
Cash and due from banks	$17,422	$11,814
Interest-bearing deposits in other financial institutions	152,056	136,852
Federal funds sold and other short-term investments	58,632	118,077
Cash and cash equivalents	228,110	266,743
Securities available-for-sale, at fair value	470,523	390,552

Loans	686,231	664,866
Less allowance for loan losses	10,205	10,175
Loans, net	676,026	654,691
Premises and equipment, net	21,586	21,086
Investments in bank-owned life insurance	16,927	16,445
Payments in excess of funding	139,103	105,347
Goodwill	12,569	11,590
Other intangible assets, net	1,996	1,997
Other assets	36,369	36,388
Total assets	$1,603,209	$1,504,839

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$281,541	$214,656
Interest-bearing	396,547	407,305
Total deposits	678,088	621,961
Accounts and drafts payable	661,888	642,287
Other liabilities	38,145	32,556
Total liabilities	1,378,121	1,296,804

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized, 13,047,858 and 11,931,147 shares issued at December 31, 2017 and 2016, respectively	6,524	5,966
Additional paid-in capital	204,631	128,455
Retained earnings	59,314	118,363
Common shares in treasury, at cost (760,962 and 742,681 shares at December 31, 2017 and 2016, respectively)	(32,061)	(30,206)
Accumulated other comprehensive loss	(13,320)	(14,543)
Total shareholders’ equity	225,088	208,035
Total liabilities and shareholders’ equity	$1,603,209	$1,504,839

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2017	2016	2015
Fee Revenue and Other Income:
Information services payment and processing revenue	$93,322	$83,713	$78,622
Bank service fees	1,349	1,276	1,223
Gains on sales of securities	—	387	2,910
Other	841	760	613
Total fee revenue and other income	95,512	86,136	83,368

Interest Income:
Interest and fees on loans	28,641	29,063	28,669
Interest and dividends on securities:
Taxable	554	143	38
Exempt from federal income taxes	10,439	9,658	9,460
Interest on federal funds sold and other short-term investments	2,343	1,066	543
Total interest income	41,977	39,930	38,710

Interest Expense:
Interest on deposits	2,187	2,029	2,111
Total interest expense	2,187	2,029	2,111
Net interest income	39,790	37,901	36,599
Provision for loan losses	—	(1,500)	(850)
Net interest income after provision for loan losses	39,790	39,401	37,449
Total net revenue	135,302	125,537	120,817

Operating Expense:
Personnel	77,339	72,581	70,314
Occupancy	3,480	3,390	3,400
Equipment	5,071	4,451	4,291
Amortization of intangible assets	427	408	408
Other operating	14,086	12,643	11,370
Total operating expense	100,403	93,473	89,783
Income before income tax expense	34,899	32,064	31,034
Income tax expense	9,885	7,716	7,978
Net income	$25,014	$24,348	$23,056

Basic Earnings Per Share	$2.04	$1.99	$1.85
Diluted Earnings Per Share	2.01	1.96	1.82

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Comprehensive income:
Net income	$25,014	$24,348	$23,056
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	6,637	(10,644)	1,527
Tax effect	(2,465)	3,954	(567)
Reclassification adjustments for gains included in net income	—	(387)	(2,910)
Tax effect	—	144	1,081
FASB ASC 715 adjustment	(1,311)	(1,435)	6,256
Tax effect	487	531	(2,324)
Foreign currency translation adjustments	161	(42)	(96)
Total comprehensive income	$28,523	$16,469	$26,023

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$25,014	$24,348	$23,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,341	9,429	8,859
Net gains on sales of securities	—	(387)	(2,910)
Stock-based compensation expense	2,339	1,959	2,059
Provisions for loan losses	—	(1,500)	(850)
Deferred income tax expense (benefit)	3,997	319	(137)
(Decrease) increase in current income tax liability	(3,026)	357	47
Increase in pension liability	8,008	4,137	4,550
Increase in accounts receivable	(4,656)	(4,070)	(839)
Other operating activities, net	(4,127)	597	(342)
Net cash provided by operating activities	38,890	35,189	33,493

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	—	21,491	99,347
Proceeds from maturities of securities available-for-sale	44,156	43,524	38,460
Purchase of securities available-for-sale	(124,777)	(96,290)	(161,279)
Net (increase) decrease in loans	(21,335)	(5,771)	10,882
(Increase) decrease in payments in excess of funding	(33,756)	179	14,701
Purchases of premises and equipment, net	(4,127)	(4,684)	(5,747)
Net cash used in investing activities	(139,839)	(41,551)	(3,636)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	66,885	32,833	22,824
Net (decrease) increase in interest-bearing demand and savings deposits	(7,472)	(51,440)	23,536
Net decrease in time deposits	(3,286)	(5,916)	(18,075)
Net increase (decrease) in accounts and drafts payable	19,601	65,028	(78,169)
Cash dividends paid	(10,675)	(9,979)	(9,697)
Purchase of common shares for treasury	(2,270)	(9,215)	(10,951)
Other financing activities, net	(467)	(1,378)	(488)
Net cash provided by (used in) financing activities	62,316	19,933	(71,020)
Net (decrease) increase in cash and cash equivalents	(38,633)	13,571	(41,163)
Cash and cash equivalents at beginning of year	266,743	253,172	294,335
Cash and cash equivalents at end of year	$228,110	$266,743	$253,172

Supplemental information:
Cash paid for interest	$2,178	$2,017	$2,133
Cash paid for income taxes	7,677	7,061	8,190

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands except per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2014	$5,966	$126,169	$90,635	$(12,707)	$(9,631)	$200,432
Net income			23,056			23,056
Cash dividends ($.77 per share)			(9,697)			(9,697)
Issuance of 47,065 common shares pursuant to stock-based compensation plan, net (1)		(1,250)		797		(453)
Exercise of SARs		(687)		293		(394)
Stock-based compensation expense		2,058				2,058
Purchase of 238,053 common shares (1)				(10,591)		(10,591)
Other comprehensive income					2,967	2,967
Balance, December 31, 2015	$5,966	$126,290	$103,994	$(22,208)	$(6,664)	$207,378

Net income			24,348			24,348
Cash dividends ($.81 per share)			(9,979)			(9,979)
Issuance of 39,816 common shares pursuant to stock-based compensation plan, net (1)		(1,231)		566		(665)
Exercise of SARs		(1,364)		651		(713)
Stock-based compensation expense		1,959				1,959
Purchase of 205,835 common shares (1)				(9,215)		(9,215)
Excess tax benefits associated with stock based compensation		2,801				2,801
Other comprehensive loss					(7,879)	(7,879)
Balance, December 31, 2016	$5,966	$128,455	$118,363	$(30,206)	$(14,543)	$208,035

Net income			25,014			25,014
Cash dividends ($.87 per share)			(10,675)			(10,675)
Stock dividend	558	75,108	(75,674)			(8)
Issuance of 24,482 common shares pursuant to stock-based compensation plan, net (1)		(821)		273		(548)
Exercise of SARs		(451)		142		(309)
Stock-based compensation expense		2,340				2,340
Purchase of 41,846 common shares (1)				(2,270)		(2,270)
Other comprehensive income					3,509	3,509
Other comprehensive income reclassification for ASU 2018-02			2,286		(2,286)	—
Balance, December 31, 2017	$6,524	$204,631	$59,314	$(32,061)	$(13,320)	$225,088

(1)	Share and per share figures adjusted for the 10% stock dividend that occurred on December 15, 2017

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

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2016 and 2015 consolidated financial statements have been reclassified to conform to the 2017 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. The Company issued a 10% stock dividend on December 15, 2017. The share and per share information have been restated unless indicated otherwise for all periods presented in the accompanying consolidated financial statements.

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

Allowance for Loan Losses (“ALLL”) The ALLL is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the ALLL. Management’s approach provides for estimated credit losses on individually evaluated loans in accordance with FASB ASC 310 - Allowance for Credit Losses (“ASC 310”). These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure.

Estimated credit losses inherent in the remainder of the portfolio are estimated in accordance with FASB ASC 450 -Contingencies. These loans are segmented into groups based on similar risk characteristics. Historical loss rates for each risk group, which are updated quarterly, are generally quantified using all recorded loan charge-offs and recoveries over a prescribed look-back period. These historical loss rates for each risk group are used as the starting point to determine the level of the allowance. The Company’s methodology incorporates an estimated loss emergence period for each risk group. The loss emergence period is the period of time from when a borrower experiences a loss event and when the actual loss is recognized in the financial statements, generally at the time of initial charge-off of the loan balance. The Company’s methodology also includes qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, loan concentrations, assessment of trends in collateral values, assessment of changes in borrowers’ financial stability, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

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

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2017, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715 - Compensation – Retirement Benefits (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification (“ASC”). The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. Under the ASU, the amendments are effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively. The Company’s revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope, and non-interest income. The Company will use the modified retrospective transition approach and there will not be a significant impact on the Company’s consolidated financial statements or results of operations.

In January 2016, the FASB issued ASU No. 2016-01 – Financial Instruments – Overall (ASC Subtopic 825-10). The ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The standard is effective for fiscal periods beginning January 1, 2018 and will not have a significant impact on the Company’s consolidated financial statements or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 – Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current generally accepted accounting principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. A third-party vendor solution has been selected to assist in the application of ASU 2016-02. The impact of the adoption of this ASU is currently being evaluated but is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In June 2016, the FASB issued ASU No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held. Under this standard, it will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. The impact of the adoption of this ASU is currently being evaluated.

In February 2018, the FASB issued ASU No. 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides for the reclassification of the effect of remeasuring deferred tax balances related to items within AOCI to retained earnings resulting from the TCJA. The Company early adopted, and as a result, reclassified $2,286,000 from AOCI to retained earnings.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2017 and 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2017, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. At December 31, 2017, unappropriated retained earnings of $30,137,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. However, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2017 and 2016.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Capital		Requirement to be
	Actual		Requirements		Well-Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2017
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$234,389	22.53%	$83,233	8.00%	$	N/A	N/A	%
Cass Commercial Bank	122,440	17.01	57,568	8.00		71,960	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	224,184	21.55	46,819	4.50		N/A	N/A
Cass Commercial Bank	114,603	15.93	32,382	4.50		46,774	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	224,184	21.55	62,425	6.00		N/A	N/A
Cass Commercial Bank	114,603	15.93	43,176	6.00		57,568	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	224,184	13.87	64,649	4.00		N/A	N/A
Cass Commercial Bank	114,603	14.99	30,581	4.00		38,227	5.00
At December 31, 2016
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$219,747	22.75%	$77,272	8.00%	$	N/A	N/A	%
Cass Commercial Bank	110,576	16.72	52,898	8.00		66,123	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	209,572	21.70	43,466	4.50		N/A	N/A
Cass Commercial Bank	102,769	15.54	29,755	4.50		42,980	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	209,572	21.70	57,954	6.00		N/A	N/A
Cass Commercial Bank	102,769	15.54	39,674	6.00		52,898	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	209,572	13.83	60,620	4.00		N/A	N/A
Cass Commercial Bank	102,769	13.98	29,409	4.00		36,761	5.00

Note 3
Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2017 and 2016 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$408,165	$9,528	$661	$417,032
U.S. government agencies	46,222	—	722	45,500
Certificates of deposit	7,991	—	—	7,991
Total	$462,378	$9,528	$1,383	$470,523

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$368,223	$5,239	$3,328	$370,134
U.S. government agencies	13,075	—	403	12,672
Certificates of deposit	7,746	—	—	7,746
Total	$389,044	$5,239	$3,731	$390,552

The fair values of securities with unrealized losses are as follows:

			December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$34,755	$123	$31,251	$538	$66,006	$661
U.S. government agencies	34,183	376	11,317	346	45,500	722
Certificates of deposit	—	—	—	—	—	—
Total	$68,938	$499	$42,568	$884	$111,506	$1,383

			December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$140,384	$3,328	$—	$—	$140,384	$3,328
U.S. government agencies	12,672	403	—	—	12,672	403
Certificates of deposit	—	—	—	—	—	—
Total	$153,056	$3,731	$—	$—	$153,056	$3,731

There were 64 securities, or 17% of the total (24 greater than 12 months), in an unrealized loss position as of December 31, 2017 compared to 108 securities (none greater than 12 months) in an unrealized loss position as of December 31, 2016. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven, the Company does not have the intent to sell the security, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2017
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$22,492	$22,638
Due after 1 year through 5 years	57,922	58,425
Due after 5 years through 10 years	256,396	263,961
Due after 10 years	125,568	125,499
No stated maturity	—	—
Total	$462,378	$470,523

The premium related to the purchase of state and political subdivisions was $7,147,000 and $5,749,000 in 2017 and 2016, respectively.

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2017 and 2016 was $3,750,000.

Proceeds from sales of debt securities classified as available-for-sale were $0 in 2017, $21,491,000 in 2016, and $99,347,000 in 2015. Gross realized gains on the sales in 2017, 2016 and 2015 were $0, $387,000, and $2,910,000, respectively. There were no gross realized losses on sales in 2017, 2016 or 2015.

Note 4
Loans

The Company originates commercial, industrial and real estate loans to businesses and faith-based ministries throughout the metropolitan St. Louis, Missouri area, Orange County, California and other selected cities in the United States. The Company does not have any particular concentration of credit in any one economic sector; however, a substantial portion of the commercial and industrial loans is extended to privately-held commercial companies and franchises in these market areas, and are generally secured by the assets of the business. The Company also has a substantial portion of real estate loans secured by mortgages that are extended to faith-based ministries in its market area and selected cities in the United States.

A summary of loan categories is as follows:

	December 31,
(In thousands)	2017	2016
Commercial and industrial	$236,394	$214,767
Real estate
Commercial:
Mortgage	94,675	104,779
Construction	9,359	6,325
Church, church-related:
Mortgage	316,073	321,168
Construction	25,948	11,152
Industrial Revenue Bonds	3,374	6,639
Other	408	36
Total loans	$686,231	$664,866

The following table presents the aging of loans by loan categories at December 31, 2017:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
Commercial and industrial	$236,394	$—	$—	$—	$—	$236,394
Real estate
Commercial:
Mortgage	94,675	—	—	—	—	94,675
Construction	9,359	—	—	—	—	9,359
Church, church-related:
Mortgage	316,073	—	—	—	—	316,073
Construction	25,948	—	—	—	—	25,948
Industrial Revenue Bonds	3,374	—	—	—	—	3,374
Other	408	—	—	—	—	408
Total	$686,231	$—	$—	$—	$—	$686,231

The following table presents the aging of loans by loan categories at December 31, 2016:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
Commercial and industrial	$214,767	$—	$—	$—	$—	$214,767
Real estate
Commercial:
Mortgage	104,534	—	—	—	245	104,779
Construction	6,325	—	—	—	—	6,325
Church, church-related:
Mortgage	321,168	—	—	—	—	321,168
Construction	11,152	—	—	—	—	11,152
Industrial Revenue Bonds	6,639	—	—	—	—	6,639
Other	24	12	—	—	—	36
Total	$664,609	$12	$—	$—	$245	$664,866

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2017:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring(1)	Monitoring(2)	Monitoring(2)	Total Loans
Commercial and industrial	$234,271	$2,123	$—	$236,394
Real estate
Commercial:
Mortgage	93,788	887	—	94,675
Construction	9,359	—	—	9,359
Church, church-related:
Mortgage	316,042	31	—	316,073
Construction	25,948	—	—	25,948
Industrial Revenue Bonds	3,374	—	—	3,374
Other	408	—	—	408
Total	$683,190	$3,041	$—	$686,231

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2016:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject to
	Normal	Special	Special
(In thousands)	Monitoring(1)	Monitoring(2)	Monitoring(2)	Total Loans
Commercial and industrial	$213,024	$1,743	$—	$214,767
Real estate
Commercial:
Mortgage	103,778	756	245	104,779
Construction	6,325	—	—	6,325
Church, church-related:
Mortgage	318,030	3,138	—	321,168
Construction	11,152	—	—	11,152
Industrial Revenue Bonds	6,639	—	—	6,639
Other	36	—	—	36
Total	$658,984	$5,637	$245	$664,866

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and non-performing. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. There was no ALLL related to impaired loans at both December 31, 2017 and 2016. Nonaccrual loans were $0 and $245,000 at December 31, 2017 and 2016, respectively. There were no loans delinquent 90 days or more and still accruing interest at both December 31, 2017 and 2016. At December 31, 2017 and 2016, there were no loans classified as troubled debt restructuring. The average balances of impaired loans during 2017, 2016 and 2015 were $166,000, $333,000, and $3,188,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $24,000, $66,000 and $390,000 for 2017, 2016 and 2015, respectively. Income that was recognized on nonaccrual loans was $17,000, $47,000 and $34,000 for 2017, 2016 and 2015 respectively. There were no foreclosed assets as of December 31, 2017 or December 31, 2016.

There was no recorded investment or unpaid principal balance for impaired loans at December 31, 2017.

The following table presents the recorded investment and unpaid principal balance for impaired loans at December 31, 2016:

Related
		Unpaid	Allowance
	Recorded	Principal	for Loan
(In thousands)	Investment	Balance	Losses
Commercial and industrial:
Nonaccrual	$—	$—	$—
Real estate
Commercial – Mortgage:
Nonaccrual	245	245	—
Church – Mortgage:
Nonaccrual	—	—	—
Total impaired loans	$245	$245	$—

The Company does not record loans at fair value on a recurring basis. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310. At December 31, 2017, there were no impaired loans. At December 31, 2016, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3.

A summary of the activity in the allowance for loan losses is as follows:

	December 31,	Charge-			December 31,
(In thousands)	2016	Offs	Recoveries	Provision	2017
Commercial and industrial	$3,261	$—	$30	$361	$3,652
Real estate
Commercial:
Mortgage	1,662	—	—	(268)	1,394
Construction	47	—	—	23	70
Church, church-related:
Mortgage	4,027	—	—	(65)	3,962
Construction	85	—	—	111	196
Industrial Revenue Bond	101	—	—	(49)	52
Other	992	—	—	(113)	879
Total	$10,175	$—	$30	$—	$10,205

As of December 31, 2017, there were no loans to affiliates of executive officers or directors.

Note 5
Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2017	2016
Land	$873	$873
Buildings	13,386	13,087
Leasehold improvements	2,120	2,098
Furniture, fixtures and equipment	14,801	13,248
Purchased software	4,819	4,704
Internally developed software	16,485	14,377
	52,484	48,387
Less accumulated depreciation	30,898	27,301
Total	$21,586	$21,086

Total depreciation charged to expense in 2017, 2016 and 2015 amounted to $3,627,000, $3,245,000 and $3,008,000, respectively.

The Company and its subsidiaries lease various premises and equipment under operating lease agreements which expire at various dates through 2023. Rental expense for 2017, 2016 and 2015 was $1,499,000, $1,397,000 and $1,387,000, respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017:

(In thousands)	Amount
2018	$1,518
2019	1,270
2020	1,245
2021	1,118
2022	1,086
2023	226
Total	$6,463

Note 6
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350 - Goodwill and Other Intangible Assets (“ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

In March 2017, the Company completed an acquisition and recorded intangible assets of $1,405,000. Those intangibles were valued as $979,000 for goodwill, $355,000 for the customer list and $71,000 for non-compete agreements.

Details of the Company’s intangible assets are as follows:

	December 31, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$4,288	$(2,702)	$3,933	$(2,342)
Patent	72	(12)	72	(8)
Non-compete agreements	332	(291)	261	(261)
Software	234	(234)	234	(234)
Other	500	(191)	500	(158)
Unamortized intangible assets:
Goodwill (1)	12,796	(227)	11,817	(227)
Total intangible assets	$18,222	$(3,657)	$16,817	$(3,230)

(1)	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years, the non-compete agreements over two and five years, software over three years and other intangible assets over 15 years. Amortization of intangible assets amounted to $427,000, $408,000 and $408,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated future amortization of intangibles is $442,000 in 2018, $412,000 2019, $406,000 in both 2020 and 2021 and $88,000 in 2022.

Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2017	2016
Interest-bearing demand deposits	$332,881	$322,091
Savings deposits	11,168	29,430
Time deposits:
Less than $100	2,658	3,523
$100 to less than $250	33,385	37,179
$250 or more	16,455	15,082
Total	$396,547	$407,305
Weighted average interest rate	.56%	.48%

Interest on deposits consists of the following:

	December 31,
(In thousands)	2017	2016	2015
Interest-bearing demand deposits	$1,611	$1,387	$1,392
Savings deposits	79	100	65
Time deposits:
Less than $100	234	274	346
$100 to less than $250	114	191	119
$250 or more	149	77	189
Total	$2,187	$2,029	$2,111

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2017		2016
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Due within:
One year	$48,370	92.1%	$48,740	87.4%
Two years	281	0.5	4,752	8.5
Three years	2,383	4.5	155	0.3
Four years	25	0.1	2,072	3.7
Five years	1,439	2.8	65	0.1
Total	$52,498	100.0%	$55,784	100.0%

Note 8
Unused Available Lines of Credit

As of December 31, 2017, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $68,000,000 at the following banks: US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $5,000,000. As of December 31, 2017, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $204,789,000 collateralized by commercial mortgage loans. At December 31, 2017, the Company had a line of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2017 or 2016.

Note 9
Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2017.

2017
Shares outstanding at January 1	11,188,466
10% stock dividend issued December 15, 2017	1,116,711
Issuance of common stock:
Employee restricted stock grants	3,825
Employee SARs exercised	7,547
Directors’ compensation	8,389
Shares repurchased	(38,042)
Shares outstanding at December 31	12,286,896

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

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2017	2016	2015
Basic:
Net income	$25,014	$24,348	$23,056
Weighted average common shares outstanding	12,250,465	12,265,434	12,494,466
Basic earnings per share	$2.04	$1.99	$1.85
Diluted:
Net income	$25,014	$24,348	$23,056
Weighted average common shares outstanding	12,250,465	12,265,434	12,494,466
Effect of dilutive restricted stock, PBRS and SARs	179,445	172,386	175,784
Weighted average common shares outstanding assuming dilution	12,429,910	12,437,820	12,670,250
Diluted earnings per share	$2.01	$1.96	$1.82

All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2017.

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

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2017	2016
Projected benefit obligation:
Balance, January 1	$85,551	$78,369
Service cost	3,733	3,559
Interest cost	3,621	3,505
Actuarial (gain) loss	7,916	2,003
Benefits paid	(2,031)	(1,885)
Balance, December 31	$98,790	$85,551
Plan assets:
Fair value, January 1	$73,168	$71,174
Actual return	10,290	3,879
Employer contribution	—	—
Benefits paid	(2,031)	(1,885)
Fair value, December 31	$81,427	$73,168
Funded status:
Accrued pension liability	$(17,363)	$(12,383)

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2017, 2016 and 2015, the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve. For 2017, the RP-2014 Mortality Table and the MP-2017 Mortality Improvement Table were used. For 2016, the RP-2014 Mortality Table and MP-2016 Mortality Improvement Table were used. For 2015, the RP-2014 Mortality Table and MP-2015 Mortality Improvement Table were used.

	2017	2016	2015
Weighted average discount rate	3.75%	4.25%	4.50%
Rate of increase in compensation levels	(a)	(a)	(a)

(a)	6.0% graded down to 3.25% over the first seven years of service

The accumulated benefit obligation was $85,236,000 and $74,425,000 as of December 31, 2017 and 2016, respectively. The Company does not expect to make a contribution to the Plan in 2018. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2018	$2,679,000
2019	2,823,000
2020	3,045,000
2021	3,300,000
2022	3,693,000
2023-2027	23,682,000

The Plan’s pension cost included the following components:

	For the Year Ended
	December 31,
(In thousands)	2017	2016	2015
Service cost – benefits earned during the year	$3,733	$3,559	$3,796
Interest cost on projected benefit obligations	3,621	3,505	3,178
Expected return on plan assets	(4,681)	(4,734)	(4,864)
Net amortization and deferral	1,382	1,259	1,542
Net periodic pension cost	$4,055	$3,589	$3,652

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2017	2016	2015
Weighted average discount rate	4.25%	4.50%	4.00%
Rate of increase in compensation levels	(a)	(a)	(a)
Expected long-term rate of return on assets	6.50%	6.75%	6.75%

(a)	6.0% graded down to 3.25% over the first seven years of service

For 2017, the RP-2014 Mortality Table and the MP-2016 Mortality Improvement Table were used. For 2016, the RP-2014 Mortality Table and the MP-2015 Mortality Improvement Table were used. For 2015, the RP-2014 Mortality Tables and the MP-2014 Mortality Improvement scale were used.

The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation is a balance between fixed income and equity investments, with a target allocation of approximately 45% fixed income, 25% U.S. equity and 30% non-U.S. equity. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity components are invested in pooled large cap, small/mid cap and non-U.S. stocks. The expected one-year nominal returns and annual standard deviations are shown by asset class below:

		One-Year Nominal	Annual Standard
Asset Class	% of Total Portfolio	Return	Deviation
Core Fixed Income	51%	4.55%	4.55%
Large Cap U.S. Equities	14%	7.00%	15.85%
Small Cap U.S. Equities	5%	8.10%	19.70%
International (Developed)	25%	7.99%	17.93%
International (Emerging)	5%	10.56%	27.35%

Applying appropriate correlation factors between each of the asset classes the long-term rate of return on assets is estimated to be 6.50%.

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2017			2016
		Quoted Prices			Quoted Prices
		in Active			in Active
		Markets for	Significant		Markets for	Significant
		Identical	Observable		Identical	Observable
		Assets	Inputs		Assets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Cash	$374	$374	$—	$340	$340	$—
Equity securities
U.S. Large Cap Growth	—	—	—	13,306	—	13,306
U.S. Small/Mid Cap Growth	4,111	—	4,111	5,655	—	5,655
Non-U. S. Core	21,065	—	21,065	10,588	—	10,588
U.S. Large Cap Passive	11,717	—	11,717	7,364	—	7,364
Emerging Markets	4,052	—	4,052	652	—	652
Fixed Income
U.S. Core	11,284	—	11,284	24,438	—	24,438
U.S. Passive	24,345	—	24,345	9,571	—	9,571
Opportunistic	4,479		4,479	1,254		1,254
Total	$81,427	$374	$81,053	$73,168	$340	$72,828

Supplemental Executive Retirement Plan
The Company also has an unfunded supplemental executive retirement plan (“SERP”) which covers key executives of the Company whose benefits are limited by the Internal Revenue Service under the Company’s qualified retirement plan. The SERP is a noncontributory plan in which the Company’s subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as the Plan.

A summary of the activity in the SERP’s projected benefit obligation, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2017	2016
Benefit obligation:
Balance, January 1	$9,132	$8,748
Service cost	143	133
Interest cost	360	367
Benefits paid	(247)	(247)
Actuarial (gain) loss	706	131
Balance, December 31	$10,094	$9,132

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2017, 2016 and 2015, the SERP’s expected benefit cash flows were discounted using the Citigroup Above Median Curve.

	2017	2016	2015
Weighted average discount rate	3.50%	4.00%	4.25%
Rate of increase in compensation levels	(a)	(a)	(a)

(a)	6.00% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $8,734,000 and $7,904,000 as of December 31, 2017 and 2016, respectively. Since this is an unfunded plan, there are no plan assets. Benefits paid were $247,000 in both 2017 and 2016 and $243,000 in 2015.

Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2018	$314,000
2019	313,000
2020	311,000
2021	367,000
2022	711,000
2023-2027	3,813,000

The SERP’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2017	2016	2015
Service cost – benefits earned during the year	$143	$133	$140
Interest cost on projected benefit obligations	360	367	348
Net amortization and deferral	324	295	654
Net periodic pension cost	$827	$795	$1,142

The pretax amounts in accumulated other comprehensive loss as of December 31 were as follows:

	The Plan		SERP
(In thousands)	2017	2016	2017	2016
Prior service cost	$—	$—	$—	$—
Net actuarial loss	23,160	22,237	2,388	2,005
Total	$23,160	$22,237	$2,388	$2,005

The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2017 expected to be recognized as components of net periodic benefit cost in 2018 for the Plan are $0 and $1,409,000, respectively. The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2017 expected to be recognized as components of net periodic benefit cost in 2018 for the SERP are $0 and $582,000, respectively.

The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2017, 2016 and 2015 was $5,799,000, $5,367,000, and $5,211,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2017, 2016 and 2015 were $925,000, $658,000, and $623,000, respectively.

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

All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2017.

Restricted Stock
Restricted shares granted prior to April 16, 2013 are amortized to expense over the three-year vesting period. Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over the three-year annual vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payment for retainer fees which are expensed in the period earned. Beginning on February 2, 2017, restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period.

Changes in restricted shares outstanding for the year ended December 31, 2017 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2016	81,269	$46.39
Granted	26,064	$59.46
Vested	(29,167)	$47.58
Forfeited	—	—
Balance at December 31, 2017	78,166	$50.30

During 2016 and 2015, 39,816 and 47,065 shares, respectively, were granted with weighted average per share market values at date of grant of $45.75 in 2016 and $46.40 in 2015. The fair value of such shares are based on the market price on the date of grant. Amortization of the restricted stock bonus awards totaled $1,743,000 for 2017, $1,712,000 for 2016 and $1,514,000 for 2015. As of December 31, 2017, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,345,000 and the related weighted average period over which it is expected to be recognized is approximately 0.63 years. The total fair value of shares vested during the years ended December 2017, 2016, and 2015 was $1,550,000, $1,500,000, and $1,089,000, respectively.

Performance-Based Restricted Stock
In February 2017, the Company granted three-year performance-based restricted stock (“PBRS”) awards which are contingent upon the achievement of pre-established financial goals over the period from January 1, 2017 through December 31, 2019. The PBRS awards cliff vest on the three-year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The target number of PBRS shares granted was 25,342 with a grant date fair value of $59.20 per share. The 2017 expense related to this grant totaled $579,000 and is based on the grant date fair value and the anticipated achievement of approximately 124% of the target financial goals. The estimated expense for 2018 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs
There were no SARs granted during the year ended December 31, 2017.

During 2017, the Company recognized SARs expense of $18,000. As of December 31, 2017, there was no unrecognized compensation expense related to SARs.

Changes in SARs outstanding for the year ended December 31, 2017 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2016	261,206	$34.75
Exercised	(26,970)	33.09
Forfeited	—	—
Balance at December 31, 2017	234,236	34.97
Exercisable at December 31, 2017	234,236	$34.97

The total intrinsic value of SARs exercised during 2017 and 2016 was $892,000 and $2,162,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2017 was 5.03 years, and the aggregate intrinsic value was $7,291,000. The average remaining contractual term for SARs exercisable as of December 31, 2016 was 5.22 years, and the aggregate intrinsic value was $8,395,000.

The total compensation cost for share-based payment arrangements was $2,340,000, $1,959,000, and $2,059,000 in 2017, 2016, and 2015, respectively.

Note 12
Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Postage and supplies	$2,087	$1,925	$1,954
Promotional expense	2,557	2,187	2,268
Professional fees	1,650	1,930	1,690
Outside service fees	4,424	3,316	2,848
Data processing services	897	372	357
Telecommunications	749	1,000	1,068
Other	1,722	1,913	1,185
Total other operating expense	$14,086	$12,643	$11,370

Note 13
Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$4,250	$6,456	$6,825
State	1,638	941	1,290
Deferred:
Federal	4,256	301	(84)
State	(259)	18	(53)
Total income tax expense	$9,885	$7,716	$7,978

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 35% for each of 2017, 2016 and 2015 to income before income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Expected income tax expense	$12,214	$11,223	$10,862
(Reductions) increases resulting from:
Tax-exempt income	(3,868)	(3,754)	(3,704)
State taxes, net of federal benefit	896	623	804
Share-based compensation adjustment	(376)	—	—
Adjustment of deferred tax asset or liability for TCJA	1,824	—	—
Other, net	(805)	(376)	16
Total income tax expense	$9,885	$7,716	$7,978

On December 22, 2017, the TCJA was enacted. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%; (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year; (iii) limits the deduction for net interest expense incurred by U.S. corporations; (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets; (v) eliminates or reduces certain deductions related to meals and entertainment expenses; (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee; and (vii) limits the deductibility of deposit insurance premiums. The TCJA also significantly changes U.S. tax law related to foreign operations, though, such changes do not currently impact the Company on a significant level.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the TCJA. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Based on the information available and current interpretation of the rules, the Company has made provisional estimates of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future. The final analysis and measurement will be completed during 2018 when the Company files the 2017 U.S. federal income tax return.

Income tax expense in 2017 totaled $9,885,000 compared to $7,716,000 and $7,978,000 in 2016 and 2015, respectively. When measured as a percent of pre-tax income, the Company’s effective tax rate was 28% in 2017, 24% in 2016, and 26% in 2015. The increase in 2017 tax expense was primarily the result of a one-time, non-cash charge of $1,824,000 triggered by the passage of the TCJA on December 22, 2017. The charge consists of the following:

●	The deferred tax inventory was revalued at the new rate of 21% and resulted in a net credit of $462,000.
●	AOCI related to pension and unrealized gains/losses on securities available for sale was revalued at the new rate of 21% and resulted in a net charge of $2,286,000.

The Company’s effective tax rate for 2017 including and excluding the one-time TCJA charge was 28% and 25%, respectively. As a result of the lower TCJA rates, the effective rate for 2018 is anticipated to decrease by approximately 25% vs. the 2017 rate excluding the TCJA charge. The Company’s effective tax rate has traditionally been lower than the statutory rate because of investments and loans that are tax exempt.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,413	$3,718
ASC 715 pension funding liability	6,080	8,969
Net operating loss carryforward (1)	76	169
Supplemental executive retirement plan accrual	1,833	2,604
Stock compensation	1,307	1,695
Other	118	177
Total deferred tax assets	$11,827	$17,332
Deferred tax liabilities:
Premises and equipment	(2,248)	(2,731)
Pension	(1,379)	(3,601)
Intangible/assets	(1,091)	(1,402)
Unrealized gain on investment in securities available-for-sale	(1,938)	(560)
Deferred income	(2,121)	—
Total deferred tax liabilities	$(8,777)	$(8,294)
Net deferred tax assets	$3,050	$9,038

(1)

As of December 31, 2017, the Company had approximately $361,000 of net operating loss carry forwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carry forward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carry forward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2017 or 2016, due to management’s belief that all criteria for recognition have been met, including the expectation of projected future taxable income sufficient to support the realization of deferred tax assets.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2017	2016	2015
Balance at January 1	$1,623	$1,194	$1,117
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	(15)	407	10
Changes in unrecognized tax benefits as a result of tax position taken during the current year	263	311	277
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(239)	(289)	(210)
Balance at December 31	$1,632	$1,623	$1,194

At December 31, 2017, 2016 and 2015, the balance of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $1,464,000, $1,225,000 and $861,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.

As of December 31, 2017, 2016 and 2015, the Company had $139,000, $108,000 and $54,000, respectively, in accrued interest related to unrecognized tax benefits. During 2017 and 2016, the Company recorded a net increase in accrued interest of $31,000 and $54,000, respectively.

The Company believes it is reasonably possible that the total amount of tax benefits will decrease by approximately $299,000 over the next 12 months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2014 through 2016 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2013 through 2016.

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

Note 15
Disclosures about Fair Value of Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2017 and 2016, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2017	2016
Conditional commitments to extend credit	$87,013	$45,497
Standby letters of credit	14,347	14,381
Commercial letters of credit	3,246	1,962

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2017		2016
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$228,110	$228,110	$266,743	$266,743
Investment in securities	470,523	470,523	390,552	390,552
Loans, net	676,026	675,020	654,691	652,028
Accrued interest receivable	7,413	7,413	6,543	6,543
Total	$1,382,072	$1,381,066	$1,318,529	$1,315,866

Balance sheet liabilities:
Deposits	$678,088	$678,346	$621,961	$622,173
Accounts and drafts payable	661,888	661,888	642,287	642,287
Accrued interest payable	55	55	46	46
Total	$1,340,031	$1,340,289	$1,264,294	$1,264,506

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

Note 16
Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service, processing and capital requirements. The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately held businesses and faith-based ministries.

The Company’s accounting policies for segments are the same as those described in Note 1 of this report. Management evaluates segment performance based on net income after allocations for corporate expenses and income taxes. Transactions between segments are accounted for at what management believes to be fair value.

Substantially all revenue originates from and all long-lived assets are located within the United States, and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue. Assets represent actual assets owned by Information Services and Banking Services and there is no allocation methodology used. Loans are sold by Banking Services to Information Services to create liquidity to keep the Bank’s loan to deposit ratio within policy limits. Segment interest from customers is the actual interest earned on the loans owned by Information Services and Banking Services, respectively.

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2017, 2016 and 2015, is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
2017
Fee revenue and other income:
Income from customers	$93,804	$1,708	$—	$95,512
Intersegment income (expense)	13,317	1,545	(14,862)	—
Net interest income (expense) after provision for loan losses:
Income from customers	13,400	26,390	—	39,790
Intersegment income (expense)	—	—	—	—
Depreciation and amortization	3,784	150	118	4,052
Income taxes	4,326	5,559	—	9,885
Net income	13,597	11,417	—	25,014
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,996	—	—	1,996
Total assets	$800,214	$830,672	$(27,677)	$1,603,209
2016
Fee revenue and other income:
Income from customers	$84,612	$1,524	$—	$86,136
Intersegment income (expense)	12,164	1,575	(13,739)	—
Net interest income (expense) after provision for loan losses:
Income from customers	13,820	25,581	—	39,401
Intersegment income (expense)	2	(2)	—	—
Depreciation and amortization	3,368	165	120	3,653
Income taxes	1,478	6,238	—	7,716
Net income	14,049	10,299	—	24,348
Goodwill	11,454	136	—	11,590
Other intangible assets, net	1,997	—	—	1,997
Total assets	$763,999	$756,164	$(15,324)	$1,504,839
2015
Fee revenue and other income:
Income from customers	$82,144	$1,224	$—	$83,368
Intersegment income (expense)	10,078	1,648	(11,726)	—
Net interest income (expense) after provision for loan losses:
Income from customers	14,598	22,851	—	37,449
Intersegment income (expense)	12	(12)	—	—
Depreciation and amortization	3,164	151	101	3,416
Income taxes	2,818	5,160	—	7,978
Net income	14,635	8,421	—	23,056
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,405	—	—	2,405
Total assets	$702,491	$761,739	$(8,724)	$1,455,506

Note 17
Subsequent Events

In accordance with FASB ASC 855 - Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2017, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 18
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets
	December 31,
(In thousands)	2017	2016
Assets
Cash and due from banks	$56,462	$45,464
Short-term investments	48,324	107,898
Securities available-for-sale, at fair value	470,523	390,552
Loans, net	12,239	47,184
Investments in subsidiaries	113,681	101,824
Premises and equipment, net	20,927	20,375
Other assets	199,865	161,317
Total assets	$922,021	$874,614
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$661,342	$640,945
Other liabilities	35,533	25,415
Total liabilities	696,875	666,360
Total shareholders’ equity	225,146	208,254
Total liabilities and shareholders’ equity	$922,021	$874,614

	Condensed Statements of Income
	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Income from subsidiaries:
Interest	$—	$2	$12
Management fees	2,172	2,105	2,201
Income from subsidiaries	2,172	2,107	2,213
Information services revenue	93,133	83,543	78,488
Net interest income after provision	13,217	13,389	13,948
Gain on sales of investment securities	—	387	2,910
Other income	483	504	613
Total income	109,005	99,930	98,172
Expenses:
Salaries and employee benefits	70,409	65,968	63,475
Other expenses	20,333	18,133	16,580
Total expenses	90,742	84,101	80,055
Income before income tax and equity in undistributed income of subsidiaries	18,263	15,829	18,117
Income tax expense	4,394	1,540	2,950
Income before undistributed income of subsidiaries	13,869	14,289	15,167
Equity in undistributed income of subsidiaries	11,145	10,059	7,889
Net income	$25,014	$24,348	$23,056

	Condensed Statements of Cash Flows
	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$25,014	$24,348	$23,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(11,145)	(10,059)	(7,889)
Net change in other assets	(41,013)	(7,085)	16,100
Net change in other liabilities	10,118	6,683	(2,779)
Amortization of stock-based awards	1,743	1,677	1,504
Other, net	9,219	7,558	10,389
Net cash (used in) provided by operating activities	(6,064)	23,122	40,381
Cash flows from investing activities:
Net increase in securities	(80,621)	(33,025)	(23,472)
Net decrease in loans	34,944	40,431	28,343
Purchases of premises and equipment, net	(4,020)	(4,557)	(5,708)
Net cash (used in) provided by investing activities	(49,697)	2,849	(837)
Cash flows from financing activities:
Net increase (decrease) in accounts and drafts payable	20,397	64,026	(78,439)
Cash dividends paid	(10,675)	(9,979)	(9,697)
Purchase of common shares for treasury	(2,270)	(9,215)	(10,951)
Other financing activities	(267)	1,705	66
Net cash provided by (used in) financing activities	7,185	46,537	(99,021)
Net increase (decrease) in cash and cash equivalents	(48,576)	72,508	(59,477)
Cash and cash equivalents at beginning of year	153,362	80,854	140,331
Cash and cash equivalents at end of year	$104,786	$153,362	$80,854

Note 19
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	YTD
2017
Fee revenue and other income	$22,771	$23,800	$24,207	$24,734	$95,512
Interest income	9,999	10,332	10,665	10,981	41,977
Interest expense	480	470	571	666	2,187
Net interest income	9,519	9,862	10,094	10,315	39,790
Provision for loan losses	—	—	—	—	—
Operating expense	24,318	24,901	25,042	26,142	100,403
Income tax expense	1,665	2,248	2,396	3,576 (1)	9,885	(1)
Net income	$6,307	$6,513	$6,863	$5,331	$25,014
Net income per share:
Basic earnings per share	$.51	$.53	$.56	$.44	$2.04
Diluted earnings per share	.51	.52	.55	.43	2.01
2016
Fee revenue and other income	$20,505	$21,457	$22,149	$22,025	$86,136
Interest income	9,777	10,010	9,985	10,158	39,930
Interest expense	513	504	505	507	2,029
Net interest income	9,264	9,506	9,480	9,651	37,901
Provision for loan losses	(1,000)	—	—	(500)	(1,500)
Operating expense	22,916	23,059	23,552	23,946	93,473
Income tax expense	2,020	2,035	1,855	1,806	7,716
Net income	$5,833	$5,869	$6,222	$6,424	$24,348
Net income per share:
Basic earnings per share	$.47	$.48	$.51	$.53	$1.99
Diluted earnings per share	.47	.47	.50	.52	1.96

(1) Includes one-time, non-cash TCJA charge of $1,824,000

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cass Information Systems, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1983.

St. Louis, Missouri
February 28, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017, is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cass Information Systems, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

St. Louis, Missouri
February 28, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (“2018 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information,” and “Beneficial Ownership of Securities.”

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

There were no material changes to the procedures by which shareholders may recommend nominees to the Board during the fourth quarter of fiscal 2017.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2018 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2018 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2017:

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	312,402	$38.81	579,126
Equity compensation plans not approved by security holders	—	—	—
Total	312,402	$38.81	579,126

Note: All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2017.
(1)	Amount disclosed relates to the Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”).

Refer to Note 11 to the consolidated financial statements for information concerning the Omnibus Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the section entitled “Election of Directors – Proposal 1” of the Company’s 2018 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 4” of the Company’s 2018 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this report:

	(1) and (2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

	(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

	3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

	3.2	Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

	3.3	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

	3.4	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 21, 2016.

	10.1	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.*

	10.2	Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.*

	10.3	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

	10.4	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

	10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2016.*

	10.6	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2016.*

	10.7	Description of Cass Information Systems, Inc. Profit Sharing Program.*

	21	Subsidiaries of registrant.

	23	Consent of Independent Registered Public Accounting Firm.

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
________________

*Management contract or compensatory plan arrangement

(c) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: February 28, 2018	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2018	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: February 28, 2018	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber

Date: February 28, 2018	By	/s/	Ralph W. Clermont
Ralph W. Clermont

Date: February 28, 2018	By	/s/	Lawrence A. Collett
Lawrence A. Collett

Date: February 28, 2018	By	/s/	Robert A. Ebel
Robert A. Ebel

Date: February 28, 2018	By	/s/	Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: February 28, 2018	By	/s/	James J. Lindemann
James J. Lindemann

Date: February 28, 2018	By	/s/	Joseph D. Rupp
Joseph D. Rupp

Date: February 28, 2018	By	/s/	Randall L. Schilling
Randall L. Schilling

Date: February 28, 2018	By	/s/	Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.