Form 10-Q
period 2018-03-31
CASS INFORMATION SYSTEMS INC
filed 2018-05-08
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 2018

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

Large Accelerated Filer X	Accelerated Filer _____

Non-Accelerated Filer _____	Smaller Reporting Company _____	Emerging Growth Company _____
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

Yes      _____            No           X

The number of shares outstanding of the registrant's only class of common stock as of April 25, 2018: Common stock, par value $.50 per share – 12,287,374 shares outstanding.

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31,
	2018	December 31,
	(Unaudited)	2017
Assets
Cash and due from banks	$10,251	$17,422
Interest-bearing deposits in other financial institutions	178,104	152,056
Federal funds sold and other short-term investments	11,227	58,632
Cash and cash equivalents	199,582	228,110
Securities available-for-sale, at fair value	454,981	470,523

Loans	702,000	686,231
Less: Allowance for loan losses	10,210	10,205
Loans, net	691,790	676,026
Premises and equipment, net	22,012	21,586
Investment in bank-owned life insurance	17,040	16,927
Payments in excess of funding	157,557	139,103
Goodwill	12,569	12,569
Other intangible assets, net	1,885	1,996
Other assets	93,386	90,369
Total assets	$1,650,802	$1,657,209

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$257,915	$281,541
Interest-bearing	381,328	396,547
Total deposits	639,243	678,088
Accounts and drafts payable	747,455	715,888
Other liabilities	41,682	38,145
Total liabilities	1,428,380	1,432,121

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 13,047,858 shares issued at March 31, 2018 and December 31, 2017	6,524	6,524
Additional paid-in capital	204,479	204,631
Retained earnings	64,458	59,314
Common shares in treasury, at cost (760,193 shares at March 31, 2018 and 760,962 shares at December 31, 2017)	(32,301)	(32,061)
Accumulated other comprehensive loss	(20,738)	(13,320)
Total shareholders’ equity	222,422	225,088
Total liabilities and shareholders’ equity	$1,650,802	$1,657,209

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended
	March 31,
	2018	2017
Fee Revenue and Other Income:
Information services payment and processing revenue	$24,827	$22,289
Bank service fees	335	282
Gains on sales of securities	13	—
Other	199	200
Total fee revenue and other income	25,374	22,771

Interest Income:
Interest and fees on loans	7,542	6,953
Interest and dividends on securities:
Taxable	321	77
Exempt from federal income taxes	2,565	2,601
Interest on federal funds sold and other short-term investments	860	368
Total interest income	11,288	9,999

Interest Expense:
Interest on deposits	679	480
Net interest income	10,609	9,519
Provision for loan losses	—	—
Net interest income after provision for loan losses	10,609	9,519
Total net revenue	35,983	32,290

Operating Expense:
Salaries and employee benefits	20,382	18,799
Occupancy	854	842
Equipment	1,308	1,304
Amortization of intangible assets	110	99
Other operating expense	3,528	3,274
Total operating expense	26,182	24,318
Income before income tax expense	9,801	7,972
Income tax expense	1,709	1,665
Net income	$8,092	$6,307

Basic earnings per share	$.66	$.51
Diluted earnings per share	.65	.51

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2018	2017
Comprehensive Income:
Net income	$8,092	$6,307
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(9,774)	2,513
Tax effect	2,326	(933)
Reclassification adjustments for gains included in net income	(13)	—
Tax effect	3	—
Foreign currency translation adjustments	39	8
Total comprehensive income	$673	$7,895

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$8,092	$6,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,018	2,704
Net gains on sales of securities	(13)	—
Stock-based compensation expense	638	537
Increase in income tax liability	1,352	467
Increase in pension liability	1,231	1,155
Decrease in accounts receivable	6,410	1,655
Other operating activities, net	(2,569)	(7,204)
Net cash provided by operating activities	18,159	5,621

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	9,543	—
Proceeds from maturities of securities available-for-sale	11,030	17,623
Purchase of securities available-for-sale	(16,752)	(52,599)
Net increase in loans	(15,764)	(10,498)
Increase in payments in excess of funding	(18,454)	(16,428)
Purchases of premises and equipment, net	(1,387)	(887)
Net cash used in investing activities	(31,784)	(62,789)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(23,626)	(18,796)
Net decrease in interest-bearing demand and savings deposits	(15,149)	(24,994)
Net (decrease) increase in time deposits	(69)	185
Net increase (decrease) in accounts and drafts payable	27,825	(19,064)
Cash dividends paid	(2,948)	(2,575)
Purchase of common shares for treasury	(1,030)	—
Other financing activities, net	94	(761)
Net cash used in financing activities	(14,903)	(66,005)
Net decrease in cash and cash equivalents	(28,528)	(123,173)
Cash and cash equivalents at beginning of period	228,110	266,743
Cash and cash equivalents at end of period	$199,582	$143,570

Supplemental information:
Cash paid for interest	$667	$476
Cash paid for income taxes	263	1,198

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. All share and per share data have been restated to give effect to the 10% stock dividend issued on December 15, 2017. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, the Company adopted accounting standard ASC 606, Revenue from Contracts with Customers, and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings. Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the new guidance. The services that fall within the scope of ASC 606 are presented within fee revenue and other income in the Consolidated Statements of Income and are recognized as revenue as the obligation to the customer is satisfied. Services within the scope of ASC 606 include transportation and facility payment and processing fees, bank service fees, and other real estate owned (“OREO”).

Transportation and facility payment and processing fees – The Company earns fees on a per-item basis for the services rendered on behalf of customers. Fees are earned over the course of a month, representing the period over with the performance obligation is satisfied.

Bank service fees – Revenue from service fees consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts are primarily all charges that are recognized on a monthly basis representing the period over which the performance obligation is satisfied.

OREO – The Company currently does not have any OREO and has not in recent years. Net gains or losses would be recorded when other real estate is sold to a third party and substantially all of the consideration for the transfer of property is received.

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

Details of the Company’s intangible assets are as follows:

	March 31, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$4,288	$(2,795)	$4,288	$(2,702)
Patent	72	(13)	72	(12)
Non-compete agreements	332	(299)	332	(291)
Software	234	(234)	234	(234)
Other	500	(200)	500	(191)
Unamortized intangible assets:
Goodwill[1]	12,796	(227)	12,796	(227)
Total intangible assets	$18,222	$(3,768)	$18,222	$(3,657)
[1]Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over two and five years; software over three years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $110,000 and $99,000 for the three-month periods ended March 31, 2018 and 2017, respectively. Estimated annual amortization of intangibles is as follows: $442,000 in 2018, and $412,000 in 2019, $406,000 each of 2020 and 2021, and $88,000 in 2022.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three months ended March 31, 2018 and 2017. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
(In thousands except share and per share data)	2018	2017
Basic
Net income	$8,092	$6,307
Weighted-average common shares outstanding	12,233,016	12,252,461
Basic earnings per share	$.66	$.51

Diluted
Net income	$8,092	$6,307
Weighted-average common shares outstanding	12,233,016	12,252,461
Effect of dilutive restricted stock and stock appreciation rights	189,084	179,341
Weighted-average common shares outstanding assuming dilution	12,422,100	12,431,802
Diluted earnings per share	$.65	$.51

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 24, 2017, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 9,547 shares during the three-month period ended March 31, 2018 and no shares during the three-month period ended March 31, 2017. As of March 31, 2018, 490,453 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 – Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service and processing requirements.

The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately held businesses and churches as well as supporting the banking needs of the Information Services segment.

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Management evaluates segment performance based on tax-equivalized* pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.

Substantially all revenue originates from, and all long-lived assets are located within the United States, and no revenue from any customer of any segment exceeds 10% of the Company’s consolidated revenue.

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

●	Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and
●	Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended March 31, 2018
Fee income from customers	$24,872	$376	$126	$25,374
Interest income*	5,516	5,750	709	11,975
Interest expense	—	679	—	679
Intersegment income (expense)	—	462	(462)	—
Tax-equivalized pre-tax income*	6,734	3,425	329	10,488
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,885	—	—	1,885
Total Assets	878,199	858,283	(85,680)	1,650,802
Funding Sources	644,909	595,837	—	1,240,746
Three Months Ended March 31, 2017
Fee income from customers	$22,324	$324	$123	$22,771
Interest income*	4,728	5,886	806	11,420
Interest expense	—	480	—	480
Intersegment income (expense)	—	300	(300)	—
Tax-equivalized pre-tax income*	5,455	3,457	481	9,393
Goodwill	11,454	136	—	11,590
Other intangible assets, net	2,099	—	—	2,099
Total Assets	747,301	715,753	(16,048)	1,447,006
Funding Sources	564,376	600,054	—	1,164,430

* Presented on a tax-equivalent basis assuming a tax rate of 21% for 2018 and 35% for 2017. The tax-equivalent adjustment was approximately $687,000 and $1,421,000 for the First Quarter of 2018 and 2017, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Commercial and industrial	$256,381	$236,394
Real estate
Commercial:
Mortgage	90,742	94,675
Construction	15,708	9,359
Church, church-related:
Mortgage	307,654	316,073
Construction	28,932	25,948
Industrial Revenue Bonds	2,557	3,374
Other	26	408
Total loans	$702,000	$686,231

The following table presents the aging of loans by loan categories at March 31, 2018 and December 31, 2017:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
March 31, 2018
Commercial and industrial	$256,381	$—	$—	$—	$—	$256,381
Real estate
Commercial:
Mortgage	90,742	—	—	—	—	90,742
Construction	15,708	—	—	—	—	15,708
Church, church-related:
Mortgage	307,654	—	—	—	—	307,654
Construction	28,932	—	—	—	—	28,932
Industrial Revenue Bonds	2,557	—	—	—	—	2,557
Other	26	—	—	—	—	26
Total	$702,000	$—	$—	$—	$—	$702,000
December 31, 2017
Commercial and industrial	$236,394	$—	$—	$—	$—	$236,394
Real estate
Commercial:
Mortgage	94,675	—	—	—	—	94,675
Construction	9,359	—	—	—	—	9,359
Church, church-related:
Mortgage	316,073	—	—	—	—	316,073
Construction	25,948	—	—	—	—	25,948
Industrial Revenue Bonds	3,374	—	—	—	—	3,374
Other	408	—	—	—	—	408
Total	$686,231	$—	$—	$—	$—	$686,231

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2018 and December 31, 2017:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
March 31, 2018
Commercial and industrial	$254,932	$1,449	$—	$256,381
Real estate
Commercial:
Mortgage	89,882	860	—	90,742
Construction	15,708	—	—	15,708
Church, church-related:
Mortgage	307,559	95	—	307,654
Construction	28,932	—	—	28,932
Industrial Revenue Bonds	2,557	—	—	2,557
Other	26	—	—	25
Total	$699,596	$2,404	$—	$702,000
December 31, 2017
Commercial and industrial	$234,271	$2,123	$—	$236,394
Real estate
Commercial:
Mortgage	93,788	887	—	94,675
Construction	9,359	—	—	9,359
Church, church-related:
Mortgage	316,042	31	—	316,073
Construction	25,948	—	—	25,948
Industrial Revenue Bonds	3,374	—	—	3,374
Other	408	—	—	408
Total	$683,190	$3,041	$—	$686,231
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no non-accrual loans, loans delinquent 90 days or more and still accruing interest, or loans classified as troubled debt restructuring at March 31, 2018 or December 31, 2017.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of March 31, 2018 and December 31, 2017.

A summary of the activity in the allowance for loan losses from December 31, 2017 to March 31, 2018 is as follows:

	December 31,	Charge-			March 31,
(In thousands)	2017	Offs	Recoveries	Provision	2018
Commercial and industrial	$3,652	$—	$5	$320	$3,977
Real estate
Commercial:
Mortgage	1,394	—	—	(53)	1,341
Construction	70	—	—	48	118
Church, church-related:
Mortgage	3,962	—	—	(106)	3,856
Construction	196	—	—	22	218
Industrial Revenue Bond	52	—	—	(12)	40
Other	879	—	—	(219)	660
Total	$10,205	$—	$5	$—	$10,210

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2018 and December 31, 2017, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2018, the balance of unused loan commitments, standby and commercial letters of credit were $63,069,000, $12,507,000, and $3,510,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at March 31, 2018:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$6,537	$1,542	$2,694	$2,219	$82
Time deposits	52,498	48,115	2,919	1,464	—
Total	$59,035	$49,657	$5,613	$3,683	$82

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the three months ended March 31, 2018, 19,556 restricted shares, 28,388 performance-based restricted shares, and 0 SARs were granted under the Omnibus Plan.

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

As of March 31, 2018, the total unrecognized compensation expense related to non-vested restricted shares was $2,048,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended
	March 31, 2018
	Shares	Fair Value
Balance at December 31, 2017	78,166	$50.30
Granted	19,556	$58.39
Vested	(21,662)	$45.63
Balance at March 31, 2018	76,060	$53.71

Performance-Based Restricted Stock
In February of 2017, the Company granted three-year performance based restricted stock (“PBRS”) awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2017 through December 31, 2019. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares granted was 25,342 with a grant date fair value of $59.20 per share. The 2018 expense related to these grants is currently estimated to be $610,000 and is based on the grant date fair value of the awards and the Company’s achievement of 124% of the target financial goals. The estimated expense for 2018 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In February of 2018, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2018 through December 31, 2020. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares granted was 28,388 with an average grant date fair value of $58.35 per share. The 2018 expense related to these grants is currently estimated to be $552,000 and is based on the grant date fair value of the awards and the Company’s achievement of 100% of the target financial goals. The estimated expense for 2018 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs
There were no SARs granted and no expense recognized during the three months ended March 31, 2018. Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2018:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Balance at December 31, 2017	234,236	$34.97	5.03	$7,291
Exercised	(2,484)	20.61
Exercisable at March 31, 2018	231,752	$35.13	4.06	$5,651

There were no non-vested SARs at March 31, 2018.

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

	Estimated	Actual
(In thousands)	2018	2017
Service cost – benefits earned during the year	$4,294	$3,733
Interest cost on projected benefit obligations	3,655	3,621
Expected return on plan assets	(5,206)	(4,681)
Net amortization	1,409	1,382
Net periodic pension cost	$4,152	$4,055

Pension costs recorded to expense were $1,049,000 and $1,020,000 for the three-month periods ended March 31, 2018 and 2017, respectively. Pension costs increased in 2018 primarily due to a decrease in the discount rate. The Company made no contribution to the plan during the three-month period ended March 31, 2018 and is evaluating the amount of additional contributions, if any, in the remainder of 2018.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2017 and an estimate for 2018:

	Estimated	Actual
(In thousands)	2018	2017
Service cost – benefits earned during the year	$92	$143
Interest cost on projected benefit obligation	348	360
Net amortization	581	324
Net periodic pension cost	$1,021	$827

Pension costs recorded to expense were $255,000 and $209,000 for the three-month periods ended March 31, 2018 and 2017, respectively.

Note 10 – Income Taxes

As of March 31, 2018, the Company’s unrecognized tax benefits were approximately $1,697,000, of which $1,529,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2017, the Company's unrecognized tax benefits were approximately $1,632,000, of which $1,464,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $299,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $153,000 and $139,000 of gross interest accrued as of March 31, 2018 and December 31, 2017, respectively. There were no penalties for unrecognized tax benefits accrued at March 31, 2018 and December 31, 2017.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2014 through 2016 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2013 through 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21% beginning January 1, 2018; (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year; (iii) limits the deduction for net interest expense incurred by U.S. corporations; (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets; (v) eliminates or reduces certain deductions related to meals and entertainment expenses; (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee; and (vii) limits the deductibility of deposit insurance premiums. The TCJA also significantly changes U.S. tax law related to foreign operations, though, such changes do not currently impact the Company on a significant level.

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

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$395,439	$3,582	$3,681	$395,340
U.S. government agencies	53,943	—	1,543	52,400
Certificates of deposit	7,241	—	—	7,241
Total	$456,623	$3,582	$5,224	$454,981

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$408,165	$9,528	$661	$417,032
U.S. government agencies	46,222	—	722	45,500
Certificates of deposit	7,991	—	—	7,991
Total	$462,378	$9,528	$1,383	$470,523

The fair values of securities with unrealized losses are as follows:

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$171,575	$2,364	$30,324	$1,317	$201,900	$3,681
U.S. government agencies	41,626	992	10,775	551	52,400	1,543
Certificates of deposit	—	—	—	—	—	—
Total	$213,201	$3,356	$41,099	$1,868	$254,300	$5,224

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$34,755	$123	$31,251	$538	$66,006	$661
U.S. government agencies	34,183	376	11,317	346	45,500	722
Certificates of deposit	—	—	—	—	—	—
Total	$68,938	$499	$42,568	$884	$111,506	$1,383

There were 169 securities, or 46% of the total (24 greater than 12 months), in an unrealized loss position as of March 31, 2018. There were 64 securities, or 17% of the total (24 greater than 12 months), in an unrealized loss position as of December 31, 2017. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2018
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$16,224	$16,320
Due after 1 year through 5 years	64,485	64,887
Due after 5 years through 10 years	253,486	254,514
Due after 10 years	122,428	119,260
Total	$456,623	$454,981

Proceeds from sales of investment securities classified as available for sale were $9,543,000 and $0 for the three months ended March 31, 2018 and 2017, respectively. Gross realized gains were $13,000 and $0 for the three months ended March 31, 2018 and 2017, respectively. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at March 31, 2018.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2018		December 31, 2017
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$199,582	$199,582	$228,110	$228,110
Investment securities	454,981	454,981	470,523	470,523
Loans, net	691,790	684,135	676,026	675,020
Accrued interest receivable	6,509	6,509	7,413	7,413
Total	$1,352,862	$1,345,207	$1,382,072	$1,381,066
Balance sheet liabilities:
Deposits	$639,243	$635,619	$678,088	$678,346
Accounts and drafts payable	747,455	747,455	661,888	661,888
Accrued interest payable	67	67	55	55
Total	$1,386,765	$1,383,141	$1,340,031	$1,340,289

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2018 and 2017. No financial instruments are measured using Level 3 inputs for the three months ended March 31, 2018 and 2017.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2018, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2017 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income. The cost of fuel is another factor that has a significant impact on the transportation sector. As the price of fuel goes up or down, the Company’s earnings increase or decrease with the dollar amount of transportation invoices.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2018 (“First Quarter of 2018”) compared to the three-month period ended March 31, 2017 (“First Quarter of 2017”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2017 Annual Report on Form 10-K. Results of operations for the First Quarter of 2018 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
			%
(Dollars in thousands except per share data)	2018	2017	Change
Net income	$8,092	$6,307	28.3%
Diluted earnings per share	$.65	$.51	27.5%
Return on average assets	2.01%	1.70%	—
Return on average equity	14.94%	12.36%	—

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

	First Quarter of
			%
(In thousands)	2018	2017	Change
Transportation invoice volume	9,191	8,375	9.7%
Transportation invoice dollar volume	$6,790,747	$5,876,843	15.6%
Facility expense transaction volume*	7,121	6,813	4.5%
Facility expense dollar volume	$3,438,203	$3,175,913	8.3%
Payment and processing revenue	$24,827	$22,289	11.4%
*Includes energy, telecom and environmental

First Quarter of 2018 compared to First Quarter of 2017:

Payment and processing fee revenue increased 11%. Highlighting first quarter performance was a 16% increase in transportation dollar volume. Increased carrier and fuel prices combined with higher volume from current accounts to produce the notable result. Transportation invoice volume was also up 10% for the period. Facility expense transaction and dollar volume increased 5% and 8%, respectively. New customer wins, combined with increased volume from current accounts, fueled these increases.

Gains of $13,000 on the sales of securities were recognized in the First Quarter of 2018, compared to no gains in the First Quarter of 2017.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	First Quarter of
			%
(In thousands)	2018	2017	Change
Average earnings assets	$1,410,945	$1,316,034	7.21%
Average interest-bearing liabilities	381,926	392,616	(2.72)%
Net interest income*	11,296	10,940	3.25%
Net interest margin*	3.25%	3.37%	—
Yield on earning assets*	3.44%	3.52%	—
Rate on interest-bearing liabilities	.72%	.50%	—

*Presented on a tax-equivalent basis assuming a tax rate of 21% for 2018 and 35% for 2017. The TCJA reduced the net interest margin and yield on earning assets by approximately 20 basis points in 2018.

First Quarter of 2018 compared to First Quarter of 2017:

First Quarter of 2018 average earning assets increased $94,911,000, or 7.2%, compared to the same period in the prior year. Average investment securities increased $53,676,000, or 13.2%, loans increased $33,606,000, or 5.1%, and federal funds sold and other short-term investments increased $8,014,000, or 5.9%, in the First Quarter of 2018 compared to the First Quarter of 2017.

Total average interest-bearing liabilities for the First Quarter of 2018 decreased $10,701,000, or 2.7%, compared to the First Quarter of 2017 as customers moved deposits to higher yielding accounts at competitors. Average accounts and drafts payable increased $72,538,000, or 10.8% in the First Quarter of 2018 compared to the First Quarter of 2017.

First Quarter of 2018 tax-equivalized net interest income increased $356,000, or 3.3%, compared to the same period in the prior year as a result of the increase in average earning assets and the improving rate environment. This increase was partially offset by a lower tax equivalent adjustment as a result of the federal tax rate decrease in 2018 from the enactment of TCJA in December 2017. The federal tax rate decrease also negatively impacted net interest margin and yield on earning assets for the First Quarter of 2018 compared to the First Quarter of 2017, but was partially offset by the improving rate environment.

The changes to the interest rate environment also led to an increase in the rate on interest-bearing liabilities in the First Quarter of 2018 compared to the First Quarter of 2017.

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

	First Quarter of 2018			First Quarter of 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$687,271	$7,523	4.44%	$650,398	$6,915	4.31%
Tax-exempt[4]	2,829	24	3.44	6,096	58	3.86
Investment securities[5]:
Taxable	54,502	294	2.19	14,132	66	1.89
Tax-exempt[4]	407,262	3,247	3.23	393,956	4,002	4.12
Certificates of deposit	7,516	27	1.46	6,874	11.65
Interest-bearing deposits in other financial institutions	106,941	399	1.51	107,968	198.74
Federal funds sold and other short-term investments	144,624	461	1.29	136,610	170.50
Total earning assets	1,410,945	11,975	3.44	1,316,034	11,420	3.52
Non-earning assets
Cash and due from banks	14,259			13,042
Premises and equipment, net	21,797			21,162
Bank-owned life insurance	16,968			16,490
Goodwill and other intangibles	14,520			13,956
Other assets	162,286			137,693
Allowance for loan losses	(10,208)			(10,178)
Total assets	$1,630,567			$1,508,199
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand Deposits	$318,996	$520.66%		$311,174	$326.42%
Savings deposits	10,301	19.75		25,399	30.48
Time deposits >= $100	23,386	75	1.30	22,711	61	1.09
Other time deposits	29,243	65.90		33,332	63.77
Total interest-bearing deposits	381,926	679.72		392,616	480.50
Short-term borrowings	—	—	—	11	—	—
Total interest-bearing liabilities	381,926	679.72		392,627	480.50
Non-interest bearing liabilities
Demand deposits	247,882			207,438
Accounts and drafts payable	741,116			668,578
Other liabilities	39,960			32,614
Total liabilities	1,410,884			1,301,257
Shareholders’ equity	219,683			206,942
Total liabilities and shareholders’ equity	$1,630,567			$1,508,199
Net interest income		$11,296			$10,940
Net interest margin			3.25%			3.37%
Interest spread			2.72			3.02
1.	Balances shown are daily averages.
2.

For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company's 2017 consolidated financial statements, filed with the Company’s 2017 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $110,000 and $152,000 for the First Quarter of 2018 and 2017, respectively.
4.

Interest income is presented on a tax-equivalent basis. 2018 figures assume a tax rate of 21% and 2017 figures assume a tax rate of 35%. The tax-equivalent adjustment was approximately $687,000 and $1,421,000 for the First Quarter of 2018 and 2017, respectively. The TCJA reduced the yield/rate by approximately 60 basis points in 2018.

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

	First Quarter of 2018 Over
	First Quarter of 2017
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$400	$208	$608
Tax-exempt[3]	(28)	(6)	(34)
Investment securities:
Taxable	216	12	228
Tax-exempt[3]	131	(886)	(755)
Certificates of deposit	1	15	16
Interest-bearing deposits in other financial institutions	(2)	203	201
Federal funds sold and other short-term investments	11	280	291
Total interest income	729	(174)	555
Interest expense on:
Interest-bearing demand deposits	8	186	194
Savings deposits	(23)	12	(11)
Time deposits of >=$100	2	12	14
Other time deposits	(8)	10	2
Total interest expense	(21)	220	199
Net interest income	$750	$(394)	$356
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company's operating results can be the provision for loan losses. There was no loan loss provision recorded in the First Quarter of 2018 or the First Quarter of 2017. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries during the First Quarter of 2018 were $5,000, and net loan recoveries during the First Quarter of 2017 were $16,000.

The ALLL at March 31, 2018 was $10,210,000 and at December 31, 2017 was $10,205,000. The ratio of ALLL to total loans outstanding at March 31, 2018 was 1.45% compared to 1.49% at December 31, 2017. There were no nonperforming loans at March 31, 2018 or December 31, 2017.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the ALLL:

	First Quarter of
(In thousands)	2018	2017
Allowance at beginning of period	$10,205	$10,175
Provision	—	—
Loans charged off	—	—
Recoveries on loans previously charged off	5	16
Net (charge-offs) recoveries	5	16
Allowance at end of period	$10,210	$10,191
Loans outstanding:
Average	$690,100	$656,494
March 31	702,000	675,380
Ratio of ALLL to loans outstanding:
Average	1.48%	1.55%
March 31	1.45	1.51
Impaired loans:
Nonaccrual loans	$—	$231
Loans past due 90 days or more	—	—
Troubled debt restructurings	—	—
Total impaired loans	$—	$231
Foreclosed assets	$—	—
Impaired loans as percentage of average loans	—	.04%

The Bank had no property carried as other real estate owned as of March 31, 2018 and March 31, 2017.

Operating Expenses

Total operating expenses for the First Quarter of 2018 were up 7.7%, or $1,864,000, compared to the First Quarter of 2017.

Personnel expense for the First Quarter of 2018 increased 8.4% to $20,382,000 compared to the First Quarter of 2017 due to significant expenditures in new technology and infrastructure to support future service growth, annual merit salary increases, and increased retirement plan costs. Outside service expense also increased $261,000 as a result of new strategic partnerships and professional costs.

Financial Condition

Total assets at March 31, 2018 were $1,650,802,000, a decrease of $6,407,000, or 0.4%, from December 31, 2017. The most significant changes in asset balances during this period were decreases in cash and cash equivalents of $28,528,000 and securities of $15,542,000. This decrease was offset by increases in payments in excess of funding of $18,454,000 and loans of $15,764,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2018 were $1,428,380,000, a decrease of $3,741,000, or 0.3%, from December 31, 2017. Total deposits at March 31, 2018 were $639,243,000, a decrease of $38,845,000, or 5.7%, from December 31, 2017. Accounts and drafts payable at March 31, 2018 were $747,455,000, an increase of $31,567,000, or 4.4%, from December 31, 2017. Total shareholders’ equity at March 31, 2018 was $222,422,000, a $2,666,000, or 1.2%, decrease from December 31, 2017. Total shareholders’ equity decreased as a result of the change in accumulated other comprehensive loss of $7,418,000 and dividends paid of $2,948,000. These were offset by net income of $8,092,000.

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

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $199,582,000 at March 31, 2018, a decrease of $28,528,000, or 12.5%, from December 31, 2017. At March 31, 2018, these assets represented 12.1% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable. Changes in the Company’s daily liquidity position are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $454,981,000 at March 31, 2018, a decrease of $15,542,000 from December 31, 2017. These assets represented 27.6% of total assets at March 31, 2018. Of this total, 87% were state and political subdivision securities. Of the total portfolio, 3.6% mature in one year, 14.3% mature in one to five years, and 82.1% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $68,000,000 at the following banks: US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $5,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $204,109,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of March 31, 2018 or December 31, 2017.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $28,479,000 of CDARS deposits and interest-bearing demand deposits include $80,665,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $18,159,000 for the three months ended March 31, 2018, compared to $5,621,000 for the three months ended March 31, 2017, an increase of $12,538,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2018, which are estimated to range from $6 million to $9 million.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for non-advanced approaches institutions like Cass that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in applicable regulations.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$239,275	21.37%	$234,389	22.53%
Cass Commercial Bank	126,323	17.70%	122,440	17.01%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$229,065	20.45%	$224,184	21.55%
Cass Commercial Bank	118,481	16.60%	114,603	15.93%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$229,065	20.45%	$224,184	21.55%
Cass Commercial Bank	118,481	16.60%	114,603	15.93%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$229,065	14.05%	$224,184	13.87%
Cass Commercial Bank	118,481	15.13%	114,603	14.99%

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

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2018 has changed materially from that at December 31, 2017.

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

There were no changes in the First Quarter of 2018 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A.	RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2017, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2018, the Company repurchased a total of 9,547 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
January 1, 2018 – January 31, 2018	—	—	—	500,000
February 1, 2018– February 28, 2018	9,547	$55.44	9,547	490,453
March 1, 2018 – March 31, 2018	—	—	—	490,453
Total	9,547	$55.44	9,547	490,453
(1)

All repurchases made during the quarter ended March 31, 2018 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program is periodically modified by the Board of Directors and was most recently modified on October 24, 2017 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2018.

ITEM 6.	EXHIBITS

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 8, 2018	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

DATE: May 8, 2018	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)