Form 10-Q
period 2018-06-30
CASS INFORMATION SYSTEMS INC
filed 2018-08-07
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2018

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

Large Accelerated Filer	X	Accelerated Filer

Non-Accelerated Filer	Smaller Reporting Company	Emerging Growth Company
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

The number of shares outstanding of the registrant's only class of common stock as of July 27, 2018: Common stock, par value $.50 per share – 12,294,422 shares outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30,
	2018	December 31,
	(Unaudited)	2017
Assets
Cash and due from banks	$13,064	$17,422
Interest-bearing deposits in other financial institutions	111,244	152,056
Federal funds sold and other short-term investments	1,895	58,632
Cash and cash equivalents	126,203	228,110
Securities available-for-sale, at fair value	440,863	470,523

Loans	714,861	686,231
Less: Allowance for loan losses	10,215	10,205
Loans, net	704,646	676,026
Premises and equipment, net	22,466	21,586
Investment in bank-owned life insurance	17,155	16,927
Payments in excess of funding	153,836	139,103
Goodwill	12,569	12,569
Other intangible assets, net	1,775	1,996
Other assets	90,792	90,369
Total assets	$1,570,305	$1,657,209

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$265,356	$281,541
Interest-bearing	360,381	396,547
Total deposits	625,737	678,088
Accounts and drafts payable	673,704	715,888
Other liabilities	44,251	38,145
Total liabilities	1,343,692	1,432,121

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	–	–
Common stock, par value $.50 per share; 40,000,000 shares authorized and 13,047,997 shares issued at June 30, 2018 and December 31, 2017	6,524	6,524
Additional paid-in capital	204,687	204,631
Retained earnings	68,771	59,314
Common shares in treasury, at cost (754,435 shares at June 30, 2018 and 760,962 shares at December 31, 2017)	(32,243)	(32,061)
Accumulated other comprehensive loss	(21,126)	(13,320)
Total shareholders’ equity	226,613	225,088
Total liabilities and shareholders’ equity	$1,570,305	$1,657,209

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fee Revenue and Other Income:
Information services payment and processing revenue	$25,221	$23,282	$50,048	$45,571
Bank service fees	359	389	694	671
Losses on sales of securities	(55)	–	(42)	–
Other	115	129	314	329
Total fee revenue and other income	25,640	23,800	51,014	46,571

Interest Income:
Interest and fees on loans	7,923	7,104	15,465	14,057
Interest and dividends on securities:
Taxable	489	84	810	161
Exempt from federal income taxes	2,332	2,659	4,897	5,260
Interest on federal funds sold and other short-term investments	769	485	1,629	853
Total interest income	11,513	10,332	22,801	20,331

Interest Expense:
Interest on deposits	794	470	1,473	950
Net interest income	10,719	9,862	21,328	19,381
Provision for loan losses	–	–	–	–
Net interest income after provision for loan losses	10,719	9,862	21,328	19,381
Total net revenue	36,359	33,662	72,342	65,952

Operating Expense:
Personnel	21,589	19,162	41,971	37,961
Occupancy	925	889	1,779	1,731
Equipment	1,408	1,200	2,716	2,504
Amortization of intangible assets	111	108	221	207
Other operating expense	3,430	3,542	6,958	6,816
Total operating expense	27,463	24,901	53,645	49,219
Income before income tax expense	8,896	8,761	18,697	16,733
Income tax expense	1,387	2,248	3,096	3,913
Net income	$7,509	$6,513	$15,601	$12,820

Basic earnings per share	$.61	$.53	$1.27	$1.05
Diluted earnings per share	.60	.52	1.25	1.03

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Comprehensive Income:
Net income	$7,509	$6,513	$15,601	$12,820
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(420)	5,832	(10,194)	8,345
Tax effect	100	(2,167)	2,426	(3,100)

Reclassification adjustments for losses included in net income	55	–	42	–
Tax effect	(13)	–	(10)	–

Foreign currency translation adjustments	(109)	94	(70)	102
Total comprehensive income	$7,122	$10,272	$7,795	$18,167

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$15,601	$12,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,822	5,471
Net losses on sales of securities	42	–
Stock-based compensation expense	1,477	1,097
Increase in income tax liability	1,637	748
Increase in pension liability	2,463	2,310
Decrease in accounts receivable	3,473	793
Other operating activities, net	(5,419)	(1,771)
Net cash provided by operating activities	25,096	21,468

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	58,520	–
Proceeds from maturities of securities available-for-sale	17,374	25,694
Purchase of securities available-for-sale	(60,108)	(62,279)
Net increase in loans	(28,620)	(6,796)
Increase in payments in excess of funding	(14,733)	(6,088)
Purchases of premises and equipment, net	(2,800)	(1,935)
Net cash used in investing activities	(30,367)	(51,404)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(16,185)	(12,714)
Net decrease in interest-bearing demand and savings deposits	(40,588)	(1,077)
Net increase (decrease) in time deposits	4,422	(3,131)
Net (decrease) increase in accounts and drafts payable	(36,538)	87,116
Cash dividends paid	(6,144)	(5,151)
Purchase of common shares for treasury	(1,408)	–
Other financing activities, net	(195)	(790)
Net cash (used in) provided by financing activities	(96,636)	64,253
Net (decrease) increase in cash and cash equivalents	(101,907)	34,317
Cash and cash equivalents at beginning of period	228,110	266,743
Cash and cash equivalents at end of period	$126,203	$301,060

Supplemental information:
Cash paid for interest	$1,459	$956
Cash paid for income taxes	1,445	3,152

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

Invoice processing and payment fees – The Company earns fees on a per-item basis for the services rendered on behalf of customers. Fees are earned over the course of a month, representing the period over with the performance obligation is satisfied.

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

Details of the Company’s intangible assets are as follows:

	June 30, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$4,288	$(2,887)	$4,288	$(2,702)
Patents	72	(14)	72	(12)
Non-compete agreements	332	(308)	332	(291)
Software	234	(234)	234	(234)
Other	500	(208)	500	(191)
Unamortized intangible assets:
Goodwill[1]	12,796	(227)	12,796	(227)
Total intangible assets	$18,222	$(3,878)	$18,222	$(3,657)
[1]Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over two and five years; software over three years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $221,000 and $207,000 for the six-month periods ended June 30, 2018 and 2017, respectively. Estimated annual amortization of intangibles is as follows: $442,000 in 2018, $412,000 in 2019, $406,000 in each of 2020 and 2021, and $88,000 in 2022.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three and six months ended June 30, 2018 and 2017. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share data)	2018	2017	2018	2017
Basic
Net income	$7,509	$6,513	$15,601	$12,820
Weighted-average common shares outstanding	12,239,901	12,268,481	12,236,478	12,260,515
Basic earnings per share	$.61	$.53	$1.27	$1.05

Diluted
Net income	$7,509	$6,513	$15,601	$12,820
Weighted-average common shares outstanding	12,239,901	12,268,481	12,236,478	12,260,515
Effect of dilutive restricted stock and stock appreciation rights	205,281	181,009	197,227	180,180
Weighted-average common shares outstanding assuming dilution	12,445,182	12,449,490	12,433,705	12,440,695
Diluted earnings per share	$.60	$.52	$1.25	$1.03

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 24, 2017, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 6,000 and 0 shares during the three-month periods and 15,547 and 0 shares for the six-month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, 484,453 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Management evaluates segment performance based on tax-equivalized (as defined in the footnote to the chart on the following table) pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.

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

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

●	Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and
●	Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended June 30, 2018
Fee income from customers	$25,262	$318	$60	$25,640
Interest income*	5,334	5,735	1,068	12,137
Interest expense	–	794	–	794
Intersegment income (expense)	–	486	(486)	–
Tax-equivalized pre-tax income*	6,068	2,851	601	9,520
Goodwill	12,433	136	–	12,569
Other intangible assets, net	1,775	–	–	1,775
Total Assets	807,571	806,560	(43,826)	1,570,305
Funding Sources	617,287	553,237	–	1,170,524
Three Months Ended June 30, 2017
Fee income from customers	$23,321	$355	$124	$23,800
Interest income*	5,043	5,823	916	11,782
Interest expense	–	470	–	470
Intersegment income (expense)	–	323	(323)	–
Tax-equivalized pre-tax income*	6,360	3,286	565	10,211
Goodwill	12,433	136	–	12,569
Other intangible assets, net	2,217	–	–	2,217
Total Assets	863,562	742,659	(12,939)	1,593,282
Funding Sources	594,102	579,705	–	1,173,807
Six Months Ended June 30, 2018
Fee income from customers	$50,134	$694	$186	$51,014
Interest income*	10,850	11,486	1,777	24,113
Interest expense	–	1,473	–	1,473
Intersegment income (expense)	–	948	(948)	–
Tax-equivalized pre-tax income*	12,802	6,276	930	20,008
Goodwill	12,433	136	–	12,569
Other intangible assets, net	1,775	–	–	1,775
Total Assets	807,571	806,560	(43,826)	1,570,305
Funding Sources	631,022	574,419	–	1,205,441
Six Months Ended June 30, 2017
Fee income from customers	$45,645	$679	$247	$46,571
Interest income*	9,772	11,708	1,722	23,202
Interest expense	–	950	–	950
Intersegment income (expense)	–	623	(623)	–
Tax-equivalized pre-tax income*	11,816	6,742	1,046	19,604
Goodwill	12,433	136	–	12,569
Other intangible assets, net	2,217	–	–	2,217
Total Assets	863,562	742,659	(12,939)	1,593,282
Funding Sources	579,321	589,823	–	1,169,144
* Presented on a tax-equivalent basis assuming a tax rate of 21% for 2018 and 35% for 2017. The tax-equivalent adjustment was approximately $624,000 and $1,450,000 for the Second Quarter of 2018 and 2017, respectively, and $1,311,000 and $2,871,000 for the First Half of 2018 and 2017, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Commercial and industrial	$257,236	$236,394
Real estate
Commercial:
Mortgage	88,887	94,675
Construction	21,347	9,359
Church, church-related:
Mortgage	310,402	316,073
Construction	35,212	25,948
Industrial revenue bonds	1,739	3,374
Other	38	408
Total loans	$714,861	$686,231

The following table presents the aging of loans by loan categories at June 30, 2018 and December 31, 2017:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
June 30, 2018
Commercial and industrial	$257,236	$—	$—	$—	$—	$257,236
Real estate
Commercial:
Mortgage	88,887	—	—	—	—	88,887
Construction	21,347	—	—	—	—	21,347
Church, church-related:
Mortgage	310,402	—	—	—	—	310,402
Construction	35,212	—	—	—	—	35,212
Industrial revenue bonds	1,739	—	—	—	—	1,739
Other	38	—	—	—	—	38
Total	$714,861	$—	$—	$—	$—	$714,861
December 31, 2017
Commercial and industrial	$236,394	$—	$—	$—	$—	$236,394
Real estate
Commercial:
Mortgage	94,675	—	—	—	—	94,675
Construction	9,359	—	—	—	—	9,359
Church, church-related:
Mortgage	316,073	—	—	—	—	316,073
Construction	25,948	—	—	—	—	25,948
Industrial revenue bonds	3,374	—	—	—	—	3,374
Other	408	—	—	—	—	408
Total	$686,231	$—	$—	$—	$—	$686,231

The following table presents the credit exposure of the loan portfolio by internal credit grade as of June 30, 2018 and December 31, 2017:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
June 30, 2018
Commercial and industrial	$256,231	$1,005	$—	$257,236
Real estate
Commercial:
Mortgage	88,715	172	—	88,887
Construction	21,347	—	—	21,347
Church, church-related:
Mortgage	310,315	87	—	310,402
Construction	35,212	—	—	35,212
Industrial revenue bonds	1,739	—	—	1,739
Other	38	—	—	38
Total	$713,597	$1,264	$—	$714,861
December 31, 2017
Commercial and industrial	$234,271	$2,123	$—	$236,394
Real estate
Commercial:
Mortgage	93,788	887	—	94,675
Construction	9,359	—	—	9,359
Church, church-related:
Mortgage	316,042	31	—	316,073
Construction	25,948	—	—	25,948
Industrial revenue bonds	3,374	—	—	3,374
Other	408	—	—	408
Total	$683,190	$3,041	$—	$686,231
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” There were no impaired loans, loans delinquent 90 days or more and still accruing, or loans classified as troubled debt restructuring at June 30, 2018 and December 31, 2017.

There were no foreclosed loans recorded as other real estate owned as of June 30, 2018 and December 31, 2017.

A summary of the activity in the allowance for loan losses from December 31, 2017 to June 30, 2018 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2017	Offs	Recoveries	Provision	2018
Commercial and industrial	$3,652	$—	$10	$311	$3,973
Real estate
Commercial:
Mortgage	1,394	—	—	(80)	1,314
Construction	70	—	—	90	160
Church, church-related:
Mortgage	3,962	—	—	(71)	3,891
Construction	196	—	—	68	264
Industrial revenue bonds	52	—	—	(25)	27
Other	879	—	—	(293)	586
Total	$10,205	$—	$10	$—	$10,215

A summary of the activity in the allowance for loan losses from December 31, 2016 to June 30, 2017 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2016	Offs	Recoveries	Provision	2017
Commercial and industrial	$3,261	$—	$21	$144	$3,426
Real estate
Commercial:
Mortgage	1,662	—	—	(164)	1,498
Construction	47	—	—	16	63
Church, church-related:
Mortgage	4,027	—	—	61	4,088
Construction	85	—	—	8	93
Industrial revenue bonds	101	—	—	(25)	76
Other	992	—	—	(40)	952
Total	$10,175	$—	$21	$—	$10,196

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2018 and December 31, 2017, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2018, the balance of unused loan commitments, standby and commercial letters of credit were $65,586,000, $13,088,000, and $3,836,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at June 30, 2018:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$10,420	$1,603	$3,517	$2,744	$2,556
Time deposits	56,920	46,227	8,235	2,458	—
Total	$67,340	$47,830	$11,752	$5,202	$2,556

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the six months ended June 30, 2018, 27,037 restricted shares, 28,388 performance-based restricted shares, and 0 SARs were granted under the Omnibus Plan.

Restricted Stock

Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. Beginning on February 2, 2017, restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period. As of June 30, 2018, the total unrecognized compensation expense related to non-vested restricted shares was $2,082,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.07 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended
	June 30, 2018
	Shares	Fair Value
Balance at December 31, 2017	78,166	$50.30
Granted	27,037	59.27
Vested	(23,758)	46.83
Balance at June 30, 2018	81,445	$54.29

Performance-Based Restricted Stock

In February of 2017, the Company granted three-year performance based restricted stock (“PBRS”) awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2017 through December 31, 2019. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares granted was 25,342 with an average grant date fair value of $59.20 per share. The 2018 expense related to these grants is currently estimated to be $690,000 and is based on the grant date fair value of the awards and the Company’s achievement of 132% of the target financial goals. The estimated expense for 2018 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In February of 2018, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2018 through December 31, 2020. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares granted was 28,388 with an average grant date fair value of $58.35 per share. The 2018 expense related to these grants is currently estimated to be $729,000 and is based on the grant date fair value of the awards and the Company’s achievement of 144% of the target financial goals. The estimated expense for 2018 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs

There were no SARs granted and no expense recognized during the six months ended June 30, 2018. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2018:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2017	234,236	$34.97	5.03	$7,291
Exercised	(15,271)	22.73
Outstanding at June 30, 2018	218,965	35.83	3.94	6,629
Exercisable at June 30, 2018	218,965	$35.83	3.94	$6,629

There were no non-vested SARs at June 30, 2018.

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

	Estimated	Actual
(In thousands)	2018	2017
Service cost – benefits earned during the year	$4,294	$3,733
Interest cost on projected benefit obligations	3,655	3,621
Expected return on plan assets	(5,206)	(4,681)
Net amortization and deferral	1,409	1,382
Net periodic pension cost	$4,152	$4,055

Pension costs recorded to expense were $1,049,000 and $1,017,000 for the three-month periods ended June 30, 2018 and 2017, respectively and $2,098,000 and $2,037,000 for the six-month periods ended June 30, 2018 and 2017, respectively. Pension costs increased in 2018 primarily due to a decrease in the discount rate. The Company made no contribution to the plan during the six-month period ended June 30, 2018 and is evaluating the amount of additional contributions, if any, in the remainder of 2018.

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

Pension costs recorded to expense were $256,000 and $209,000 for the three-month periods ended June 30, 2018 and 2017, respectively, and were $511,000 and $418,000 for the six-month periods ended June 30, 2018 and 2017, respectively.

Note 10 – Income Taxes

As of June 30, 2018, the Company’s unrecognized tax benefits were approximately $1,836,000, of which $1,669,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2017, the Company’s unrecognized tax benefits were approximately $1,632,000, of which $1,464,000 would, if recognized, affect the Company’s effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $313,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $173,000 and $139,000 of gross interest accrued as of June 30, 2018 and December 31, 2017, respectively. There were no penalties for unrecognized tax benefits accrued at June 30, 2018 and December 31, 2017.

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

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$343,850	$3,276	$3,441	$343,685
U.S. government agencies	91,778	8	1,848	89,938
Certificates of deposit	7,240	–	–	7,240
Total	$442,868	$3,284	$5,289	$440,863

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$408,165	$9,528	$661	$417,032
U.S. government agencies	46,222	–	722	45,500
Certificates of deposit	7,991	–	–	7,991
Total	$462,378	$9,528	$1,383	$470,523

The fair values of securities with unrealized losses are as follows:

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$156,545	$2,140	$30,194	$1,301	$186,739	$3,441
U.S. government agencies	71,861	1,245	10,322	603	82,183	1,848
Total	$228,406	$3,385	$40,516	$1,904	$268,922	$5,289

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$34,755	$123	$31,251	$538	$66,006	$661
U.S. government agencies	34,183	376	11,317	346	45,500	722
Total	$68,938	$499	$42,568	$884	$111,506	$1,383

There were 163 securities, or 49% of the total (24 greater than 12 months), in an unrealized loss position as of June 30, 2018. There were 64 securities, or 17% of the total (24 greater than 12 months), in an unrealized loss position as of December 31, 2017. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2018
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$16,570	$16,678
Due after 1 year through 5 years	102,182	102,497
Due after 5 years through 10 years	216,399	217,126
Due after 10 years	107,717	104,562
Total	$442,868	$440,863

Proceeds from sales of investment securities classified as available-for-sale were $48,977,000 and $0 for the three months ended June 30, 2018 and 2017, respectively, and were $58,520,000 and $0 for the six months ended June 30, 2018 and 2017, respectively. Gross realized losses were $55,000 and $0 for the three months ended June 30, 2018 and 2017, respectively, and were $42,000 and $0 for the six months ended June 30, 2018 and 2017, respectively. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at June 30, 2018.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2018		December 31, 2017
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$126,203	$126,203	$228,110	$228,110
Investment securities	440,863	440,863	470,523	470,523
Loans, net	704,646	697,745	676,026	675,020
Accrued interest receivable	6,834	6,834	7,413	7,413
Total	$1,278,546	$1,271,645	$1,382,072	$1,381,066
Balance sheet liabilities:
Deposits	$625,737	$622,973	$678,088	$678,346
Accounts and drafts payable	673,704	673,704	661,888	661,888
Accrued interest payable	70	70	55	55
Total	$1,299,511	$1,296,747	$1,340,031	$1,340,289

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

Loans – The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 3 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses result in a fair valuation. The estimated fair values of loans disclosed above as of June 30, 2018 follow the guidance in ASU 2016-01 which prescribes an exit price approach in estimating and disclosing fair value.

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2018 and 2017. No financial instruments are measured using Level 3 inputs for the six months ended June 30, 2018 and 2017.

Note 13 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2018, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, Breda, Netherlands, Basingstoke, United Kingdom, and Singapore. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expenses and is a provider of telecom expense management solutions. The Company also, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary provides banking services in the St. Louis metropolitan area, Orange County, California, Colorado Springs, Colorado, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and faith-based ministries.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2018 (“Second Quarter of 2018”) compared to the three-month period ended June 30, 2017 (“Second Quarter of 2017”) and the six-month period ended June 30, 2018 (“First Half of 2018”) compared to the six-month period ended June 30, 2017 (“First Half of 2017”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2017 Annual Report on Form 10-K. Results of operations for the Second Quarter and First Half of 2018 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter of			First Half of
			%			%
(In thousands except per share data)	2018	2017	Change	2018	2017	Change
Net income	$7,509	$6,513	15.3	$15,601	$12,820	21.7
Diluted earnings per share	$.60	$.52	15.4	$1.25	$1.03	21.4
Return on average assets	1.90%	1.70%	—	1.96%	1.70%	—
Return on average equity	13.66%	12.13%	—	14.29%	12.24%	—

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

	Second Quarter of			First Half of
			%			%
(In thousands)	2018	2017	Change	2018	2017	Change
Transportation invoice volume	9,628	9,248	4.1%	18,819	17,623	6.8%
Transportation invoice dollar volume	$7,172,171	$6,231,378	15.1%	$13,962,918	$12,108,221	15.3%
Facility expense transaction volume*	7,169	6,729	6.5%	14,290	13,542	5.5%
Facility Expense dollar volume*	$3,233,769	$3,079,988	5.0%	$6,671,972	$6,255,901	6.7%
Payment and processing revenue	$25,221	$23,282	8.3%	$50,048	$45,571	9.8%
*Includes energy, telecom and waste

Second Quarter of 2018 compared to Second Quarter of 2017:

Payment and processing fee revenue increased 8%. Highlighting second quarter performance was a 15% increase in transportation dollar volume. Higher carrier and fuel prices, in tandem with higher volume from current accounts, produced the positive result. Transportation invoice volume for the period was up 4%. Facility-related (electricity, gas, waste and telecom expense management) dollar volume was up 5% with facility expense transaction volume up 7%. Again, new customer wins plus higher volume from current accounts generated the favorable outcome.

Losses of $55,000 on the sales of securities were recognized in the Second Quarter of 2018, compared to $0 in the Second Quarter of 2017. These sales were part of an effort to right size the investment security portfolio given recent changes in both interest rates, which have increased, and tax rates, which have declined.

First Half of 2018 compared to First Half of 2017:

Transportation invoice and dollar volumes, as well as expense management transaction and dollar volumes, increased for the same reasons as the Second Quarter.

Losses of $42,000 on the sales of securities were recognized in the First Half of 2018, compared to $0 in the First Half of 2017. These sales were part of an effort to right size the investment security portfolio given recent changes in both interest rates, which have increased, and tax rates, which have declined.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Second Quarter of			First Half of
			%			%
(In thousands)	2018	2017	Change	2018	2017	Change
Average earnings assets	$1,348,188	$1,332,829	1.2%	$1,379,393	$1,324,478	4.1%
Average interest-bearing liabilities	365,569	380,197	(3.8)%	373,703	386,372	(-3.3)%
Net interest income*	11,343	11,312	0.3%	22,640	22,252	1.7%
Net interest margin*	3.37%	3.40%		3.31%	3.39%
Yield on earning assets*	3.61%	3.55%		3.53%	3.53%
Rate on interest-bearing liabilities	.87%	.50%		.79%	.50%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for 2018 and 35% for 2017. The TCJA reduced the net interest margin and yield on earning assets by approximately 20 basis points in 2018.

Second Quarter of 2018 compared to Second Quarter of 2017:

Second Quarter of 2018 average earning assets increased $15,359,000, or 1.2%, compared to the same period in the prior year. Loans increased $40,129,000, or 6.0%, and average investment securities increased $30,821,000, or 7.4%. These were partially offset by a decrease in average federal funds sold and other short-term investments of $48,962,000, or 32.2%, in the Second Quarter of 2018 compared to the Second Quarter of 2017.

Total average interest-bearing liabilities for the Second Quarter of 2018 decreased $14,628,000, or 3.8%, compared to the Second Quarter of 2017 for a variety of reasons, including some customers that shifted excess balances to higher yielding investments. Average accounts and drafts payable increased $11,189,000, or 1.6% in the Second Quarter of 2018 compared to the Second Quarter of 2017.

Second Quarter of 2018 tax-equivalized net interest income increased $31,000, or 0.3%, compared to the same period in the prior year as a result of the increase in average earning assets and the improving rate environment. However, the lower tax-equivalent adjustment as a result of the federal tax rate decrease in 2018 from the enactment of TCJA in December 2017 negatively impacted the comparison to the Second Quarter of 2017. The federal tax rate decrease also negatively impacted net interest margin and yield on earning assets for the Second Quarter of 2018 compared to the Second Quarter of 2017, but was helped by the improving rate environment.

The changes to the interest rate environment also led to an increase in the rate on interest-bearing liabilities in the Second Quarter of 2018 compared to the Second Quarter of 2017.

First Half of 2018 compared to First Half of 2017:

First Half of 2018 average earning assets increased $54,915,000, or 4.1%, compared to the same period in the prior year.

Average investment securities increased $42,183,000, or 10.2%, and loans increased $36,886,000, or 5.6%. These were partially offset by a decrease in average federal funds sold and other short-term investments of $20,631,000, or 14.3%, for the First Half of 2018 as compared to the First Half of 2017.

Average accounts and drafts payable balances for the First Half of 2018 increased $41,693,000, or 6.1%, and non-interest bearing liabilities increased $38,813,000, or 19.1%, as compared to the First Half of 2017. These were partially offset by a decrease in average total interest bearing deposits of $12,669,000, or 3.3%. This decrease is because of a variety of reasons, including some customers that shifted excess balances to higher yielding investments.

First Half of 2018 tax-equivalized net interest income increased $388,000, or 1.7%, compared to the same period in the prior year as a result of the increase in average earning assets and the improving rate environment. However, the lower tax-equivalent adjustment as a result of the federal tax rate decrease in 2018 from the enactment of TCJA in December 2017 negatively impacted the Comparison to the First Half of 2017. The federal tax rate decrease also negatively impacted net interest margin and yield on earning assets for the First Half of 2018 compared to the First Half of 2017, but was helped by the improving rate environment.

The changes to the interest rate environment increased for the same reasons as the Second Quarter.

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

	Second Quarter of 2018			Second Quarter of 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$706,160	$7,906	4.49%	$662,763	$7,071	4.28%
Tax-exempt[4]	2,009	21	4.19	5,277	53	4.03
Investment securities[5]:
Taxable	80,289	462	2.31	13,819	72	2.09
Tax-exempt[4]	369,840	2,952	3.20	405,489	4,090	4.05
Certificates of deposit	7,188	27	1.51	6,139	12.78
Interest-bearing deposits in other financial institutions	79,832	346	1.74	87,510	205.94
Federal funds sold and other short-term investments	102,870	423	1.65	151,832	279.74
Total earning assets	1,348,188	12,137	3.61	1,332,829	11,782	3.55
Non-earning assets:
Cash and due from banks	12,769			12,443
Premises and equipment, net	22,578			21,257
Bank-owned life insurance	17,085			16,615
Goodwill and other intangibles	14,410			14,518
Other assets	176,425			145,173
Allowance for loan losses	(10,213)			(10,193)
Total assets	$1,581,242			$1,532,642
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand Deposits	$301,190	$610.81%		$311,782	$331.43%
Savings deposits	12,250	27.88		13,271	15.45
Time deposits >= $100	23,171	86	1.49	23,508	66	1.13
Other time deposits	28,958	71.98		31,636	58.74
Total interest-bearing deposits	365,569	794.87		380,197	470.50
Non-interest bearing liabilities:
Demand deposits	236,708			199,508
Accounts and drafts payable	714,277			703,088
Other liabilities	44,203			34,466
Total liabilities	1,360,757			1,317,259
Shareholders’ equity	220,485			215,383
Total liabilities and shareholders’ equity	$1,581,242			$1,532,642
Net interest income		$11,343			$11,312
Net interest margin			3.37%			3.40%
Interest spread			2.74			3.05
1.	Balances shown are daily averages.
2.

For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2017 consolidated financial statements, filed with the Company’s 2017 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $81,000 and $91,000 for the Second Quarter of 2018 and 2017, respectively.
4.

Interest income is presented on a tax-equivalent basis. 2018 figures assume a tax rate of 21% and 2017 figures assume a tax rate of 35%. The tax-equivalent adjustment was approximately $624,000 and $1,450,000 for the Second Quarter of 2018 and 2017, respectively. The TCJA reduced the yield/rate by approximately 60 basis points in 2018.

5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2018			First Half of 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$696,768	$15,430	4.47%	$656,615	$13,986	4.30%
Tax-exempt[4]	2,417	45	3.75	5,684	111	3.94
Investment securities[5]:
Taxable	67,465	756	2.26	13,975	138	1.99
Tax-exempt[4]	388,448	6,199	3.22	399,755	8,092	4.08
Certificates of deposit	7,351	54	1.48	6,504	23.71
Interest-bearing deposits in other financial institutions	93,312	745	1.61	97,682	403.83
Federal funds sold and other short-term investments	123,632	884	1.44	144,263	449.63
Total earning assets	1,379,393	24,113	3.53	1,324,478	23,202	3.53
Non-earning assets:
Cash and due from banks	13,510			12,741
Premises and equipment, net	22,190			21,210
Bank-owned life insurance	17,027			16,553
Goodwill and other intangibles	14,465			14,239
Other assets	169,394			141,453
Allowance for loan losses	(10,211)			(10,186)
Total assets	$1,605,768			$1,520,488
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$310,044	$1,130.73%		$311,480	$657.43%
Savings deposits	11,281	46.82		19,302	45.47
Time deposits >= $100	23,278	161	1.39	23,112	127	1.11
Other time deposits	29,100	136.94		32,478	121.75
Total interest-bearing deposits	373,703	1,473.79		386,372	950.50
Non-interest bearing liabilities:
Demand deposits	242,264			203,451
Accounts and drafts payable	727,622			685,929
Other liabilities	42,093			33,550
Total liabilities	1,385,682			1,309,302
Shareholders’ equity	220,086			211,186
Total liabilities and shareholders’ equity	$1,605,768			$1,520,488
Net interest income		$22,640			$22,252
Net interest margin			3.31%			3.39%
Interest spread			2.74			3.03
1.	Balances shown are daily averages.
2.

For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2017 consolidated financial statements, filed with the Company’s 2017 Annual Report on Form 10-K.

3.	Interest income on loans includes net loan fees of $191,000 and $243,000 for the First Half of 2018 and 2017, respectively.
4.

Interest income is presented on a tax-equivalent basis. 2018 figures assume a tax rate of 21% and 2017 figures assume a tax rate of 35%. The tax-equivalent adjustment was approximately $1,311,000 and $2,871,000 for the First Half of 2018 and 2017, respectively. The TCJA reduced the yield/rate by approximately 60 basis points in 2018.

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

	Second Quarter of 2018 Over
	Second Quarter of 2017
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$476	$359	$835
Tax-exempt[3]	(34)	2	(32)
Investment securities:
Taxable	382	8	390
Tax-exempt[3]	(337)	(801)	(1,138)
Certificates of deposit	2	13	15
Interest-bearing deposits in other financial institutions	(19)	160	141
Federal funds sold and other short-term investments	(113)	257	144
Total interest income	357	(2)	355
Interest expense on:
Interest-bearing demand deposits	(12)	291	279
Savings deposits	(1)	13	12
Time deposits >=$100	(1)	21	20
Other time deposits	(5)	18	13
Total interest expense	(19)	343	324
Net interest income	$376	$(345)	$31
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Second Quarter of 2018 and a tax rate of 35% for the Second Quarter of 2017.

	First Half of 2018 Over
	First Half of 2017
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$876	$568	$1,444
Tax-exempt[3]	(61)	(5)	(66)
Investment securities:
Taxable	597	21	618
Tax-exempt[3]	(223)	(1,670)	(1,893)
Certificates of deposit	3	28	31
Interest-bearing deposits in other financial institutions	(19)	361	342
Federal funds sold and other short-term investments	(72)	507	435
Total interest income	1,101	(190)	911
Interest expense on:
Interest-bearing demand deposits	(3)	476	473
Savings deposits	(24)	25	1
Time deposits >=$100	1	33	34
Other time deposits	(14)	29	15
Total interest expense	(40)	563	523
Net interest income	$1,141	$(753)	$388
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the First Half of 2018 and a tax rate of 35% for the First Half of 2017.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results can be the provision for loan losses. There was no provision for loan losses during the Second Quarter of 2018 or the Second Quarter of 2017. There was no loan loss provision recorded in the First Half of 2018 or the First Half of 2017. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $5,000 during the Second Quarter of 2018 and the Second Quarter of 2017. Net loan recoveries were $10,000 in the First Half of 2018 and $21,000 during the First Half of 2017.

The ALLL at June 30, 2018 was $10,215,000 and at December 31, 2017 was $10,205,000. The ratio of ALLL to total loans outstanding was 1.43% and 1.49% at June 30, 2018 and December 31, 2017, respectively. There were no nonperforming loans at June 30, 2018 or December 31, 2017.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Second Quarter of		First Half of
(In thousands)	2018	2017	2018	2017
Allowance at beginning of period	$10,210	$10,191	$10,205	$10,175
Provision charged to expense	—	—	—	—
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	5	5	10	21
Net recoveries	5	5	10	21
Allowance at end of period	$10,215	$10,196	$10,215	$10,196
Loans outstanding:
Average	$708,169	$668,040	$699,185	$662,299
June 30	714,861	671,683	714,861	671,683
Ratio of ALLL to loans outstanding:
Average	1.44%	1.53%	1.46%	1.54%
June 30	1.43%	1.52%	1.43%	1.52%
Impaired loans:
Nonaccrual loans	$—	$219	$—	$219
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$—	$219	$—	$219
Foreclosed assets	$—	$—	$—	$—
Impaired loans as percentage of average loans	—	.03%	—	.03%

The Bank had no property carried as other real estate owned as of June 30, 2018 or June 30, 2017.

Operating Expenses

Total operating expenses for the Second Quarter of 2018 were up 10.3%, or $2,562,000, compared to the Second Quarter of 2017 and were up $4,426,000 for the First Half of 2018 compared to the First Half of 2017.

Personnel expense for the Second Quarter of 2018 increased $2,427,000 compared to the Second Quarter of 2017 and increased $4,010,000 to $41,971,000 for the First Half of 2018 compared to the First Half of 2017 due mainly to ongoing strategic investment in technology and staff required to win and support new business, annual salary merit increases, and increased retirement plan costs.

Equipment expense for the Second Quarter of 2018 increased $208,000, or 17.3%, compared to the Second Quarter of 2017 and $212,000, or 8.5%, for the First Half of 2018 from the First Half of 2017. This increase was the result of the continued strategic investment in technology.

Financial Condition

Total assets at June 30, 2018 were $1,570,305,000, a decrease of $86,904,000, or 5.2%, from December 31, 2017. The most significant changes in asset balances during this period were a decrease of $101,907,000 in cash and cash equivalents and a decrease of $29,660,000 in investment securities. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2018 were $1,343,692,000, a decrease of $88,429,000, or 6.2%, from December 31, 2017. Total deposits at June 30, 2018 were $625,737,000, a decrease of $52,351,000, or 7.7%, from December 31, 2017. This deposit outflow is primarily the result of an increasingly competitive interest rate environment. Accounts and drafts payable at June 30, 2018 were $673,704,000, a decrease of $42,184,000, or 5.9%, from December 31, 2017. Total shareholders’ equity at June 30, 2018 was $226,613,000, a $1,525,000, or 0.7%, increase from December 31, 2017. Total shareholders’ equity increased as a result of net income of $15,601,000. This was offset by the change in accumulated other comprehensive loss of $7,806,000 and dividends paid of $6,144,000.

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

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments was $126,203,000 at June 30, 2018, a decrease of $101,907,000, or 44.7%, from December 31, 2017. At June 30, 2018, these assets represented 8.0% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable. Changes in the Company’s daily liquidity position are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $440,863,000 at June 30, 2018, a decrease of $29,660,000 from December 31, 2017. These assets represented 28.1% of total assets at June 30, 2018. Of this total, 78% were state and political subdivision securities. Of the total portfolio, 3.8% mature in one year or less, 23.2% mature in one to five years, and 73.0% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $20,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $199,898,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of June 30, 2018 or December 31, 2017.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. However, as mentioned above an increasingly competitive interest rate environment has resulted in deposit outflow. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $33,288,000 of CDARS deposits and interest-bearing demand deposits include $71,374,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers. Net cash flows provided by operating activities were $25,096,000 for the First Half of 2018, compared with $21,468,000 for the First Half of 2017, an increase of $3,628,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2018, which are estimated to range from $6 million to $9 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$243,482	21.86%	$234,389	22.53%
Cass Commercial Bank	129,997	17.80%	122,440	17.01%
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	$233,267	20.94%	$224,184	21.55%
Cass Commercial Bank	122,151	16.72%	114,603	15.93%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$233,267	20.94%	$224,184	21.55%
Cass Commercial Bank	122,151	16.72%	114,603	15.93%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$233,267	14.75%	$224,184	13.87%
Cass Commercial Bank	122,151	15.89%	114,603	14.99%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15.0% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company’s most recent evaluation, management does not believe the Company’s risk position at June 30, 2018 has changed materially from that at December 31, 2017.

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

There were no changes in the Second Quarter of 2018 in the Company’s internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
During the three months ended June 30, 2018, the Company repurchased a total of 6,000 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
April 1, 2018 – April 30, 2018	—	—	—	490,453
May 1, 2018 – May 31, 2018	6,000	$58.93	6,000	484,453
June 1, 2018 – June 30, 2018	—	—	—	484,453
Total	6,000	$58.93	6,000	484,453
(1)

All repurchases made during the quarter ended June 30, 2018 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program is periodically modified by the Board of Directors and was most recently modified on October 24, 2017 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2018.

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 7, 2018	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 7, 2018	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)