Form 10-Q
period 2018-09-30
CASS INFORMATION SYSTEMS INC
filed 2018-11-07
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2018

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

The number of shares outstanding of the registrant's only class of common stock as of October 30, 2018: Common stock, par value $.50 per share – 12,289,377 shares outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	September 30,
	2018	December 31,
	(Unaudited)	2017
Assets
Cash and due from banks	$11,835	$17,422
Interest-bearing deposits in other financial institutions	145,803	152,056
Federal funds sold and other short-term investments	22,409	58,632
Cash and cash equivalents	180,047	228,110
Securities available-for-sale, at fair value	446,440	470,523

Loans	726,239	686,231
Less: Allowance for loan losses	10,220	10,205
Loans, net	716,019	676,026
Premises and equipment, net	22,615	21,586
Investment in bank-owned life insurance	17,270	16,927
Payments in excess of funding	161,080	139,103
Goodwill	12,569	12,569
Other intangible assets, net	1,664	1,996
Other assets	120,543	90,369
Total assets	$1,678,247	$1,657,209

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$270,395	$281,541
Interest-bearing	364,329	396,547
Total deposits	634,724	678,088
Accounts and drafts payable	769,638	715,888
Other liabilities	44,543	38,145
Total liabilities	1,448,905	1,432,121

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	–	–
Common stock, par value $.50 per share; 40,000,000 shares authorized and 13,047,997 shares issued at September 30, 2018 and December 31, 2017	6,524	6,524
Additional paid-in capital	204,971	204,631
Retained earnings	73,183	59,314
Common shares in treasury, at cost (746,260 shares at September 30, 2018 and 760,962 shares at December 31, 2017)	(32,029)	(32,061)
Accumulated other comprehensive loss	(23,307)	(13,320)
Total shareholders’ equity	229,342	225,088
Total liabilities and shareholders’ equity	$1,678,247	$1,657,209

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fee Revenue and Other Income:
Information services payment and processing revenue	$26,020	$23,761	$76,068	$69,332
Bank service fees	300	327	994	998
Losses on sales of securities	—	—	(42)	—
Other	115	119	429	448
Total fee revenue and other income	26,435	24,207	77,449	70,778

Interest Income:
Interest and fees on loans	8,367	7,209	23,832	21,266
Interest and dividends on securities:
Taxable	618	107	1,428	268
Exempt from federal income taxes	2,111	2,605	7,008	7,865
Interest on federal funds sold and other short-term investments	1,119	744	2,748	1,597
Total interest income	12,215	10,665	35,016	30,996

Interest Expense:
Interest on deposits	1,029	571	2,502	1,521
Net interest income	11,186	10,094	32,514	29,475
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	11,186	10,094	32,514	29,475
Total net revenue	37,621	34,301	109,963	100,253

Operating Expense:
Personnel	21,747	19,423	63,718	57,384
Occupancy	975	903	2,754	2,634
Equipment	1,434	1,242	4,150	3,746
Amortization of intangible assets	110	110	331	317
Other operating expense	4,264	3,364	11,222	10,180
Total operating expense	28,530	25,042	82,175	74,261
Income before income tax expense	9,091	9,259	27,788	25,992
Income tax expense	1,481	2,396	4,577	6,309
Net income	$7,610	$6,863	$23,211	$19,683

Basic earnings per share	$.62	$.56	$1.90	$1.61
Diluted earnings per share	.61	.55	1.87	1.58

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Comprehensive income:
Net income	$7,610	$6,863	$23,211	$19,683
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(2,835)	(99)	(13,029)	8,246
Tax effect	675	37	3,101	(3,063)

Reclassification adjustments for losses included in net income	—	—	42	—
Tax effect	—	—	(10)	—

Foreign currency translation adjustments	(21)	41	(91)	143
Total comprehensive income	$5,429	$6,842	$13,224	$25,009

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$23,211	$19,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,524	8,361
Net losses on sales of securities	42	—
Stock-based compensation expense	2,238	1,658
Increase in income tax liability	773	551
Increase in pension liability	3,688	3,476
Decrease (increase) in accounts receivable	4,027	(3,637)
Other operating activities, net	(3,707)	(2,156)
Net cash provided by operating activities	38,796	27,936

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	58,520	—
Proceeds from maturities of securities available-for-sale	26,041	33,856
Purchase of securities available-for-sale	(78,772)	(97,473)
Net (increase) decrease in loans	(39,993)	6,803
Net increase in payments in excess of funding	(21,977)	(14,455)
Purchases of premises and equipment, net	(3,956)	(2,780)
Net cash used in investing activities	(60,137)	(74,049)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(11,146)	(3,243)
Net decrease in interest-bearing demand and savings deposits	(35,988)	(6,504)
Net increase (decrease) in time deposits	3,771	(2,984)
Net increase in accounts and drafts payable	27,849	44,946
Cash dividends paid	(9,342)	(7,725)
Purchase of common shares for treasury	(1,409)	(2,270)
Other financing activities, net	(457)	(752)
Net cash (used in) provided by financing activities	(26,722)	21,468
Net decrease in cash and cash equivalents	(48,063)	(24,645)
Cash and cash equivalents at beginning of period	228,110	266,743
Cash and cash equivalents at end of period	$180,047	$242,098

Supplemental information:
Cash paid for interest	$2,459	$1,520
Cash paid for income taxes	3,776	5,758

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

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“FASB ASC 606”), and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings. Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the new guidance. The services that fall within the scope of FASB ASC 606 are presented within fee revenue and other income in the Consolidated Statements of Income and are recognized as revenue as the obligation to the customer is satisfied. Services within the scope of FASB ASC 606 include transportation and facility payment and processing fees, bank service fees, and other real estate owned (“OREO”).

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

Note 2 – Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350, “Goodwill and Other Intangible Assets,” (“FASB ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

Details of the Company’s intangible assets are as follows:

	September 30, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$4,288	$(2,979)	$4,288	$(2,702)
Patents	72	(15)	72	(12)
Non-compete agreements	332	(317)	332	(291)
Software	234	(234)	234	(234)
Other	500	(217)	500	(191)
Unamortized intangible assets:
Goodwill[1]	12,796	(227)	12,796	(227)
Total intangible assets	$18,222	$(3,989)	$18,222	$(3,657)

1Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over two and five years; software over three years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $331,000 and $317,000 for the nine-month periods ended September 30, 2018 and 2017, respectively. Estimated annual amortization of intangibles is as follows: $442,000 in 2018, $412,000 in 2019, $406,000 in each of 2020 and 2021, and $88,000 in 2022.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three and nine months ended September 30, 2018 and 2017. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except share and per share data)	2018	2017	2018	2017
Basic:
Net income	$7,610	$6,863	$23,211	$19,683
Weighted-average common shares outstanding	12,245,975	12,251,084	12,239,678	12,257,337
Basic earnings per share	$.62	$.56	$1.90	$1.61

Diluted:
Net income	$7,610	$6,863	$23,211	$19,683
Weighted-average common shares outstanding	12,245,975	12,251,084	12,239,678	12,257,337
Effect of dilutive restricted stock and stock appreciation rights	206,388	176,767	200,315	179,029
Weighted-average common shares outstanding assuming dilution assuming dilution	12,452,363	12,427,851	12,439,993	12,436,366
Diluted earnings per share	$.61	$.55	$1.87	$1.58

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 24, 2017, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 0 and 41,846 shares during the three-month periods and 15,547 and 41,846 during the nine-month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, 484,453 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

Note 5 – Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service and processing requirements.

The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately held businesses and faith-based ministries as well as supporting the banking needs of the Information Services segment.

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

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

●	Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and
●	Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended September 30, 2018
Fee income from customers	$26,263	$253	$(81)	$26,435
Interest income*	5,703	5,856	1,219	12,778
Interest expense	—	1,029	—	1,029
Intersegment income (expense)	—	467	(467)	—
Tax-equivalized pre-tax income*	6,525	2,538	591	9,654
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,664	—	—	1,664
Total Assets	903,055	847,673	(72,481)	1,678,247
Funding Sources	650,267	550,594	—	1,200,861
Three Months Ended September 30, 2017
Fee income from customers	$23,809	$279	$119	$24,207
Interest income*	5,465	5,894	725	12,084
Interest expense	—	571	—	571
Intersegment income (expense)	—	339	(339)	—
Tax-equivalized pre-tax income*	7,130	3,179	369	10,678
Goodwill	12,433	136	—	12,569
Other intangible assets, net	2,106	—	—	2,106
Total Assets	820,596	738,478	(2,324)	1,556,750
Funding Sources	631,539	601,355	—	1,232,894
Nine Months Ended September 30, 2018
Fee income from customers	$76,397	$947	$105	$77,449
Interest income*	16,553	17,342	2,996	36,891
Interest expense	—	2,502	—	2,502
Intersegment income (expense)	—	1,415	(1,415)	—
Tax-equivalized pre-tax income*	19,326	8,814	1,523	29,663
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,664	—	—	1,664
Total Assets	903,055	847,673	(72,481)	1,678,247
Funding Sources	637,508	566,390	—	1,203,898
Nine Months Ended September 30, 2017
Fee income from customers	$69,453	$958	$367	$70,778
Interest income*	15,237	17,602	2,447	35,286
Interest expense	—	1,521	—	1,521
Intersegment income (expense)	—	962	(962)	—
Tax-equivalized pre-tax income*	18,946	9,922	1,414	30,282
Goodwill	12,433	136	—	12,569
Other intangible assets, net	2,106	—	—	2,106
Total Assets	820,596	738,478	(2,324)	1,556,750
Funding Sources	596,919	593,709	—	1,190,628

* Presented on a tax-equivalent basis assuming a tax rate of 21% for 2018 and 35% for 2017. The tax-equivalent adjustment was approximately $564,000 and $1,419,000 for the Three Months Ended 2018 and 2017, respectively, and $1,875,000 and $4,290,000 for the Nine Months Ended 2018 and 2017, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Commercial and industrial	$270,854	$236,394
Real estate:
Commercial:
Mortgage	92,972	94,675
Construction	22,883	9,359
Faith-based:
Mortgage	307,679	316,073
Construction	30,838	25,948
Industrial Revenue Bonds	921	3,374
Other	92	408
Total loans	$726,239	$686,231

The following table presents the aging of loans by loan categories at September 30, 2018 and December 31, 2017:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
September 30, 2018
Commercial and industrial	$270,854	$—	$—	$—	$—	$270,854
Real estate:
Commercial:
Mortgage	92,972	—	—	—	—	92,972
Construction	22,883	—	—	—	—	22,883
Faith-based:
Mortgage	307,679	—	—	—	—	307,679
Construction	30,838	—	—	—	—	30,838
Industrial revenue bonds	921	—	—	—	—	921
Other	92	—	—	—	—	92
Total	$726,239	$—	$—	$—	$—	$726,239
December 31, 2017
Commercial and industrial	$236,394	$—	$—	$—	$—	$236,394
Real estate:
Commercial:
Mortgage	94,675	—	—	—	—	94,675
Construction	9,359	—	—	—	—	9,359
Faith-based:
Mortgage	316,073	—	—	—	—	316,073
Construction	25,948	—	—	—	—	25,948
Industrial revenue bonds	3,374	—	—	—	—	3,374
Other	408	—	—	—	—	408
Total	$686,231	$—	$—	$—	$—	$686,231

The following table presents the credit exposure of the loan portfolio as of September 30, 2018 and December 31, 2017:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
September 30, 2018
Commercial and industrial	$267,696	$3,158	$—	$270,854
Real estate:
Commercial:
Mortgage	91,998	974	—	92,972
Construction	22,883	—	—	22,883
Faith-based:
Mortgage	307,596	83	—	307,679
Construction	30,838	—	—	30,838
Industrial Revenue Bonds	921	—	—	921
Other	92	—	—	92
Total	$722,024	$4,215	$—	$726,239
December 31, 2017
Commercial and industrial	$234,271	$2,123	$—	$236,394
Real estate:
Commercial:
Mortgage	93,788	887	—	94,675
Construction	9,359	—	—	9,359
Faith-based:
Mortgage	316,042	31	—	316,073
Construction	25,948	—	—	25,948
Industrial revenue bonds	3,374	—	—	3,374
Other	408	—	—	408
Total	$683,190	$3,041	$—	$686,231
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” There were no impaired loans, loans delinquent 90 days or more and still accruing, or loans classified as troubled debt restructuring at September 30, 2018 and December 31, 2017.

There were no foreclosed loans recorded as other real estate owned as of September 30, 2018 and December 31, 2017.

A summary of the activity in the allowance for loan losses from December 31, 2017 to September 30, 2018 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2017	Offs	Recoveries	Provision	2018
Commercial and industrial	$3,652	$—	$15	$535	$4,202
Real estate:
Commercial:
Mortgage	1,394	—	—	(9)	1,385
Construction	70	—	—	100	170
Faith-based:
Mortgage	3,962	—	—	(105)	3,857
Construction	196	—	—	34	230
Industrial Revenue Bonds	52	—	—	(38)	14
Other	879	—	—	(517)	362
Total	$10,205	$—	$15	$—	$10,220

A summary of the activity in the allowance for loan losses from December 31, 2016 to September 30, 2017 is as follows:

	December 31,	Charge-			September 30,
(In thousands)	2016	Offs	Recoveries	Provision	2017
Commercial and industrial	$3,261	$—	$27	$(61)	$3,227
Real estate:
Commercial:
Mortgage	1,662	—	—	(160)	1,502
Construction	47	—	—	54	101
Faith-based:
Mortgage	4,027	—	—	20	4,047
Construction	85	—	—	(26)	59
Industrial Revenue Bonds	101	—	—	(37)	64
Other	992	—	—	210	1,202
Total	$10,175	$—	$27	$—	$10,202

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2018 and December 31, 2017, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2018, the balance of unused loan commitments, standby and commercial letters of credit were $73,830,000, $12,917,000, and $3,740,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at September 30, 2018:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Operating lease commitments	$10,075	$1,614	$3,570	$2,431	$2,460
Time deposits	56,269	43,033	10,769	2,467	—
Total	$66,344	$44,647	$14,339	$4,898	$2,460

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the nine months ended September 30, 2018, 28,527 restricted shares, 29,278 performance-based restricted shares, and 0 SARs were granted under the Omnibus Plan.

Restricted Stock

Beginning on April 16, 2013, restricted shares granted to Company employees are amortized to expense over a three-year vesting period whereas restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned. Beginning on February 2, 2017, restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period. As of September 30, 2018, the total unrecognized compensation expense related to non-vested restricted shares was $1,750,000, and the related weighted-average period over which it is expected to be recognized is approximately 0.92 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended
	September 30, 2018
	Shares	Fair Value
Balance at December 31, 2017	78,166	$50.30
Granted	28,527	59.69
Vested	(23,758)	46.83
Balance at September 30, 2018	82,935	$54.52

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

In February and July of 2018, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2018 through December 31, 2020. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares granted was 29,278 with an average grant date fair value of $58.70 per share. The 2018 expense related to these grants is currently estimated to be $741,000 and is based on the grant date fair value of the awards and the Company’s achievement of 144% of the target financial goals. The estimated expense for 2018 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs

There were no SARs granted and no expense recognized during the nine months ended September 30, 2018. Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2018:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2017	234,236	$34.97	5.03	$7,291
Exercised	(36,624)	30.31
Outstanding at September 30, 2018	197,612	35.84	3.75	5,787
Exercisable at September 30, 2018	197,612	$35.84	3.75	$5,787

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

Pension costs recorded to expense were $1,049,000 and $1,033,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and totaled $3,147,000 and $3,070,000 for the nine-month periods ended September 30, 2018 and 2017, respectively. Pension costs increased in 2018 primarily due to a decrease in the discount rate. The Company made no contribution to the plan during the nine-month period ended September 30, 2018 and is evaluating the amount of additional contributions, if any, in the remainder of 2018.

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

Pension costs recorded to expense were $255,000 and $210,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and were $766,000 and $628,000 for the nine-month periods ended September 30, 2018 and 2017, respectively.

Note 10 – Income Taxes

As of September 30, 2018, the Company’s unrecognized tax benefits were approximately $1,822,000, of which $1,652,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2017, the Company’s unrecognized tax benefits were approximately $1,632,000, of which $1,464,000 would, if recognized, affect the Company’s effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $315,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $191,000 and $139,000 of gross interest accrued as of September 30, 2018 and December 31, 2017, respectively. There were no penalties for unrecognized tax benefits accrued at September 30, 2018 and December 31, 2017.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2014 through 2017 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2013 through 2017.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), providing guidance on accounting for the Tax Act. The Company has not completed the accounting for the income tax effects of the Tax Act. In accordance with SAB 118, a provisional charge was recorded in December 2017 based on reasonable estimates of certain effects of the Tax Act. The Company expects to finalize its provisional amounts by the fourth quarter of 2018.

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

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$337,378	$2,187	$4,691	$334,874
U.S. government agencies	108,158	—	2,337	105,821
Certificates of deposit	5,745	—	—	5,745
Total	$451,281	$2,187	$7,028	$446,440

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$408,165	$9,528	$661	$417,032
U.S. government agencies	46,222	—	722	45,500
Certificates of deposit	7,991	—	—	7,991
Total	$462,378	$9,528	$1,383	$470,523

The fair values of securities with unrealized losses are as follows:

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$178,137	$2,905	$36,804	$1,786	$214,941	$4,691
U.S. government agencies	79,513	974	26,308	1,363	105,821	2,337
Total	$257,650	$3,879	$63,112	$3,149	$320,762	$7,028

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$34,755	$123	$31,251	$538	$66,006	$661
U.S. government agencies	34,183	376	11,317	346	45,500	722
Total	$68,938	$499	$42,568	$884	$111,506	$1,383

There were 197 securities, or 61% of the total (35 greater than 12 months), in an unrealized loss position as of September 30, 2018. There were 64 securities, or 17% of the total (24 greater than 12 months), in an unrealized loss position as of December 31, 2017. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2018
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$13,741	$13,782
Due after 1 year through 5 years	121,838	121,626
Due after 5 years through 10 years	232,821	231,333
Due after 10 years	82,881	79,699
Total	$451,281	$446,440

There were no sales of investment securities classified as available for sale for the three months ended September 30, 2018 or 2017. Proceeds from sales of investment securities classified as available for sale were $58,520,000 and $0 for the nine months ended September 30, 2018 and 2017, respectively. There were no gross realized gains for the three months ended September 30, 2018 or 2017. Gross realized losses were $42,000 and $0 for the nine months ended September 30, 2018 and 2017, respectively. There was one security totaling $3,750,000 pledged to secure public deposits and for other purposes at September 30, 2018.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2018		December 31, 2017
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$180,047	$180,047	$228,110	$228,110
Investment securities	446,440	446,440	470,523	470,523
Loans, net	716,019	709,807	676,026	675,020
Accrued interest receivable	6,323	6,323	7,413	7,413
Total	$1,348,829	$1,342,617	$1,382,072	$1,381,066
Balance sheet liabilities:
Deposits	$634,724	$632,162	$678,088	$678,346
Accounts and drafts payable	769,638	769,638	661,888	661,888
Accrued interest payable	99	99	55	55
Total	$1,404,461	$1,401,899	$1,340,031	$1,340,289

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

Loans – The fair value is estimated using present values of future cash flows discounted at risk-adjusted interest rates for each loan category designated by management and is therefore a Level 3 valuation. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses result in a fair valuation. The estimated fair values of loans disclosed above as of September 30, 2018 follow the guidance in Accounting Standards Update 2016-01 which prescribes an exit price approach in estimating and disclosing fair value.

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2018 and 2017. No financial instruments are measured using Level 3 inputs for the nine months ended September 30, 2018 and 2017.

Note 13 – Subsequent Events

On October 23, 2018, the Company’s Board of Directors declared a 20% common stock dividend payable on December 14, 2018 to shareholders of record on December 4, 2018. Shareholders will receive one additional share of Cass common stock for each five shares of common stock owned. No fractional shares will be issued. Shareholders will receive cash for any fractional shares owned based on the share price reported by the Nasdaq Stock Market at the close of trading on December 4, 2018.

Additionally, on October 23, 2018, the Company’s Board of Directors declared a fourth quarter cash dividend of $0.26 per share payable on December 14, 2018 to shareholders of record on December 4, 2018. The cash dividend will apply to all shares of common stock held after the 20% common stock dividend is completed.

The Board of Directors voted to restore the capacity of the Company’s stock repurchase program to 500,000 shares.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2018 (“Third Quarter of 2018”) compared to the three-month period ended September 30, 2017 (“Third Quarter of 2017”) and the nine-month period ended September 30, 2018 (“Nine Months Ended 2018”) compared to the nine-month period ended September 30, 2017 (“Nine Months Ended 2017”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2017 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2018 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands except per share data)	2018	2017	Change	2018	2017	Change
Net income	$7,610	$6,863	10.9	$23,211	$19,683	17.9
Diluted earnings per share	$.61	$.55	10.9	$1.87	$1.58	18.4
Return on average assets	1.84%	1.70%	—	1.92%	1.70%	—
Return on average equity	13.31%	12.34%	—	13.96%	12.27%	—

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

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2018	2017	Change	2018	2017	Change
Transportation invoice volume	9,530	8,962	6.3%	28,349	26,585	6.6%
Transportation invoice dollar volume	$7,264,898	$6,162,957	17.9%	$21,227,816	$18,271,178	16.2%
Expense management transaction volume*	7,124	6,935	2.7%	21,414	20,477	4.6%
Expense management dollar volume*	$3,667,007	$3,391,672	8.1%	$10,338,979	$9,647,573	7.2%
Payment and processing revenue	$26,020	$23,761	9.5%	$76,068	$69,332	9.7%

*Includes energy, telecom and waste

Third Quarter of 2018 compared to Third Quarter of 2017:

Payment and processing fee revenue increased 10%. Highlighting third quarter performance was an 18% increase in transportation dollar volume. Higher carrier and fuel prices, in concert with higher volume from current accounts, produced the positive result. Transportation invoice volume for the period was up 6%. Facility-related (electricity, gas, waste and telecom expense management) dollar volume was up 3% with facility related expense transaction volume up 8%. New customer wins plus increased volume from current accounts generated the favorable outcome.

There were no gains on sales of securities in either the Third Quarter of 2018 or 2017.

Nine Months Ended 2018 compared to Nine Months Ended 2017:

Transportation invoice and dollar volumes, as well as expense management transaction and dollar volumes, increased for the same reasons as the Third Quarter.

Losses of $42,000 on the sales of securities were recognized in the Nine Months Ended 2018, compared to $0 in the Nine Months Ended 2017. These sales were part of an effort to right size the investment security portfolio given recent changes in both interest rates, which have increased, and tax rates, which have declined.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Third Quarter of			Nine Months Ended
			%			%
(In thousands)	2018	2017	Change	2018	2017	Change
Average earnings assets	$1,397,477	$1,395,025	0.2%	$1,385,488	$1,348,253	2.8%
Average interest-bearing liabilities	359,793	393,262	(8.5%)	369,016	388,693	(5.1%)
Net interest income*	11,749	11,513	2.0%	34,389	33,765	1.8%
Net interest margin*	3.34%	3.27%		3.32%	3.35%
Yield on earning assets*	3.63%	3.44%		3.56%	3.50%
Rate on interest-bearing liabilities	1.13%	.58%		.91%	.52%
*Presented on a tax-equivalent basis assuming a tax rate of 21% for 2018 and 35% for 2017. The TCJA reduced the net interest margin and yield on earning assets by approximately 20 basis points in 2018.

Third Quarter of 2018 compared to Third Quarter of 2017:

Third Quarter of 2018 average earning assets increased $2,452,000, or 0.2%, compared to the same period in the prior year. Interest-bearing deposits in other financial institutions increased $60,831,000, or 59.5%, loans increased $57,857,000, or 8.8%, and average investment securities increased $14,454,000, or 3.4%. These were partially offset by a decrease in average federal funds sold and other short-term investments of $130,634,000, or 65.3%, in the Third Quarter of 2018 compared to the Third Quarter of 2017.

Total average interest-bearing liabilities for the Third Quarter of 2018 decreased $33,469,000, or 8.5%, compared to the Third Quarter of 2017 for a variety of reasons, including some customers that shifted excess balances to higher yielding investments. Average accounts and drafts payable increased $16,404,000, or 2.2%, in the Third Quarter of 2018 compared to the Third Quarter of 2017.

Third Quarter of 2018 tax-equivalized net interest income increased $236,000, or 2.0%, compared to the same period in the prior year as a result of the increase in average earning assets and the improving rate environment. However, the lower tax-equivalent adjustment as a result of the federal tax rate decrease in 2018 from the enactment of TCJA in December 2017 negatively impacted the comparison to the Third Quarter of 2017. The federal tax rate decrease also negatively impacted net interest margin and yield on earning assets for the Third Quarter of 2018 compared to the Third Quarter of 2017.

The changes to the interest rate environment also led to an increase in the rate on interest-bearing liabilities in the Third Quarter of 2018 compared to the Third Quarter of 2017.

Nine Months Ended 2018 compared to Nine Months Ended 2017:

Nine Months Ended 2018 average earning assets increased $37,235,000, or 2.8%, compared to the same period in the prior year. Loans increased $43,953,000, or 6.6%, average investment securities increased $32,840,000, or 7.9%, and interest-bearing deposits in other financial institutions increased $17,602,000, or 17.7%. These were partially offset by a decrease in average federal funds sold and other short-term investments of $57,702,000, or 35.4%, for the Nine Months Ended 2018 as compared to the Nine Months Ended 2017.

Average accounts and drafts payable balances for the Nine Months Ended 2018 increased $33,171,000, or 4.7%, and non-interest bearing liabilities increased $39,704,000, or 19.3%, as compared to the Nine Months Ended 2017. These were partially offset by a decrease in average total interest bearing deposits of $19,677,000, or 5.1%. This decreased for a variety of reasons, including some customers that shifted excess balances to higher yielding investments.

Nine Months Ended 2018 tax-equivalized net interest income increased $624,000, or 1.8%, compared to the same period in the prior year as a result of the increase in average earning assets and the improving rate environment. However, the lower tax-equivalent adjustment as a result of the federal tax rate decrease in 2018 from the enactment of TCJA in December 2017 negatively impacted the comparison to the Nine Months Ended 2017. The federal tax rate decrease also negatively impacted net interest margin and yield on earning assets for the Nine Months Ended 2018 compared to the Nine Months Ended 2017.

The changes to the interest rate environment increased for the same reasons as the Third Quarter.

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

	Third Quarter of 2018			Third Quarter of 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$716,849	$8,356	4.62%	$655,723	$7,178	4.34%
Tax-exempt[4]	1,197	13	4.31	4,466	47	4.18
Investment securities[5]:
Taxable	100,530	593	2.34	19,703	94	1.89
Tax-exempt[4]	339,758	2,671	3.12	406,131	4,007	3.91
Certificates of deposit	6,707	26	1.54	6,763	14.82
Interest-bearing deposits in other financial institutions	163,034	794	1.93	102,203	300	1.16
Federal funds sold and other short-term investments	69,402	325	1.86	200,036	444.88
Total earning assets	1,397,477	12,778	3.63	1,395,025	12,084	3.44
Non-earning assets:
Cash and due from banks	13,398			12,704
Premises and equipment, net	22,583			21,256
Bank-owned life insurance	17,197			16,738
Goodwill and other intangibles	14,300			14,742
Other assets	182,565			149,266
Allowance for loan losses	(10,218)			(10,199)
Total assets	$1,637,302			$1,599,532
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$292,038	$802	1.09%	$327,997	$434.52%
Savings deposits	11,129	30	1.07	12,493	17.54
Time deposits >= $100	24,718	95	1.52	23,486	68	1.15
Other time deposits	31,908	102	1.27	29,286	52.70
Total interest-bearing liabilities	359,793	1,029	1.13	393,262	571.58
Non-interest bearing liabilities:
Demand deposits	250,389			208,932
Accounts and drafts payable	755,697			739,293
Other liabilities	44,652			37,317
Total liabilities	1,410,531			1,378,804
Shareholders’ equity	226,771			220,728
Total liabilities and shareholders’ equity	$1,637,302			$1,599,532
Net interest income		$11,749			$11,513
Net interest margin			3.34%			3.27%
Interest spread			2.50			2.86
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2017 consolidated financial statements, filed with the Company’s 2017 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $98,000 for the Third Quarter of 2018 and $76,000 for the Third Quarter of 2017.
4.	Interest income is presented on a tax-equivalent basis. 2018 figures assume a tax rate of 21% and 2017 figures assume a tax rate of 35%. The tax-equivalent adjustment was approximately $564,000 and $1,419,000 for the Third Quarter of 2018 and 2017, respectively. The TCJA reduced the yield/rate by approximately 70 basis points in 2018.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended 2018			Nine Months Ended 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$703,535	$23,786	4.52%	$656,314	$21,164	4.31%
Tax-exempt[4]	2,006	57	3.80	5,274	157	3.98
Investment securities[5]:
Taxable	78,609	1,348	2.29	15,905	232	1.95
Tax-exempt[4]	372,039	8,872	3.19	401,903	12,100	4.03
Certificates of deposit	7,134	80	1.50	6,592	36.73
Interest-bearing deposits in other financial institutions	116,808	1,539	1.76	99,206	703.95
Federal funds sold and other short-term investments	105,357	1,209	1.53	163,059	894.73
Total earning assets	1,385,488	36,891	3.56	1,348,253	35,286	3.50
Non-earning assets:
Cash and due from banks	13,472			12,729
Premises and equipment, net	22,322			21,225
Bank-owned life insurance	17,084			16,615
Goodwill and other intangibles	14,409			14,408
Other assets	173,833			144,086
Allowance for loan losses	(10,213)			(10,190)
Total assets	$1,616,395			$1,547,126
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$303,976	$1,932.85%		$317,046	$1,090.46%
Savings deposits	11,230	76.90		17,007	62.49
Time deposits >= $100	23,764	257	1.45	23,238	195	1.12
Other time deposits	30,046	237	1.05	31,402	174.74
Total interest-bearing liabilities	369,016	2,502.91		388,693	1,521.52
Non-interest bearing liabilities:
Demand deposits	245,002			205,298
Accounts and drafts payable	737,083			703,912
Other liabilities	42,955			34,821
Total liabilities	1,394,056			1,332,724
Shareholders’ equity	222,339			214,402
Total liabilities and shareholders’ equity	$1,616,395			$1,547,126
Net interest income		$34,389			$33,765
Net interest margin			3.32%			3.35%
Interest spread			2.65			2.98
1.	Balances shown are daily averages.
2.	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Note 1 to the Company’s 2017 consolidated financial statements, filed with the Company’s 2017 Annual Report on Form 10-K.
3.	Interest income on loans includes net loan fees of $289,000 and $319,000 for the Nine Months Ended 2018 and 2017, respectively.
4.	Interest income is presented on a tax-equivalent basis. 2018 figures assume a tax rate of 21% and 2017 figures assume a tax rate of 35%. The tax-equivalent adjustment was approximately $1,875,000 and $4,290,000 for the Nine Months Ended 2018 and 2017, respectively. The TCJA reduced the yield/rate by approximately 70 basis points in 2018.
5.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	Third Quarter of 2018 Over
	Third Quarter of 2017
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$695	$483	$1,178
Tax-exempt[3]	(35)	1	(34)
Investment securities:
Taxable	472	27	499
Tax-exempt[3]	(596)	(740)	(1,336)
Certificates of deposit	—	12	12
Interest-bearing deposits in other financial institutions	234	260	494
Federal funds sold and other short-term investments	(409)	290	(119)
Total interest income	361	333	694
Interest expense on:
Interest-bearing demand deposits	(52)	420	368
Savings deposits	(2)	15	13
Time deposits >=$100	4	23	27
Other time deposits	5	45	50
Total interest expense	(45)	503	458
Net interest income	$406	$(170)	$236
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Third Quarter of 2018 and a tax rate of 35% for the Third Quarter of 2017.

	Nine Months Ended 2018 Over
	Nine Months Ended 2017
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1,2]:
Taxable	$1,567	$1,055	$2,622
Tax-exempt[3]	(93)	(7)	(100)
Investment securities:
Taxable	1,068	48	1,116
Tax-exempt[3]	(850)	(2,378)	(3,228)
Certificates of deposit	3	41	44
Interest-bearing deposits in other financial institutions	143	693	836
Federal funds sold and other short-term investments	(400)	715	315
Total interest income	1,438	167	1,605
Interest expense on:
Interest-bearing demand deposits	(47)	889	842
Savings deposits	(26)	40	14
Time deposits >=$100	5	57	62
Other time deposits	(8)	71	63
Total interest expense	(76)	1,057	981
Net interest income	$1,514	$(890)	$624
1.	Average balances include nonaccrual loans.
2.	Interest income includes net loan fees.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Nine Months Ended 2018 and a tax rate of 35% for the Nine Months Ended 2017.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results can be the provision for loan losses. There was no provision for loan loss recorded during the Third Quarter of 2018 or the Third Quarter of 2017. There was no loan loss provision recorded during the Nine Months Ended 2018 or the Nine Months Ended 2017. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $5,000 in the Third Quarter of 2018 and $6,000 in the Third Quarter of 2017. Net loan recoveries were $15,000 in the Nine Months Ended 2018 and $27,000 during the Nine Months Ended 2017.

The ALLL at September 30, 2018 was $10,220,000 and at December 31, 2017 was $10,205,000. The ratio of ALLL to total loans outstanding at September 30, 2018 was 1.41% compared to 1.49% at December 31, 2017. There were no nonperforming loans at September 30, 2018 or December 31, 2017.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Third Quarter of		Nine Months Ended
(In thousands)	2018	2017	2018	2017
Allowance at beginning of period	$10,215	$10,196	$10,205	$10,175
Provision charged to expense:	—	—	—	—
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	5	6	15	27
Net recoveries	5	6	15	27
Allowance at end of period	$10,220	$10,202	$10,220	$10,202
Loans outstanding:
Average	$778,046	$660,189	$705,541	$661,588
September 30	726,239	658,090	726,239	658,090
Ratio of ALLL to loans outstanding:
Average	1.42%	1.55%	1.45%	1.54%
September 30	1.41%	1.55%	1.41%	1.55%
Impaired loans:
Nonaccrual loans	$—	$215	$—	$215
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$—	$215	$—	$215
Foreclosed assets	$—	—	$—	—
Impaired loans as percentage of average loans	—	.03%	—	.03%

The Bank had no property carried as other real estate owned as of September 30, 2018 or September 30, 2017.

Operating Expenses

Total operating expenses for the Third Quarter of 2018 were up 13.9%, or $3,488,000, compared to the Third Quarter of 2017 and were up 10.7%, or $7,914,000, for the Nine Months Ended 2018 compared to the Nine Months Ended 2017.

Personnel expense for the Third Quarter of 2018 increased $2,324,000 compared to the Third Quarter of 2017 and increased $6,334,000 to $63,718,000 for the Nine Months Ended 2018 compared to the Nine Months Ended 2017 due mainly to on-going strategic investment in technology and staff required to win new business and support services growth with existing clients, address increasing cybersecurity risk, annual salary merit increases, and increased retirement plan costs.

Equipment expense for the Third Quarter of 2018 increased $192,000, or 15.5%, compared to the Third Quarter of 2017 and $404,000, or 10.8%, for the Nine Months Ended 2018 from the Nine Months Ended 2017. Outside service expense for the Third Quarter of 2018 increased $151,000, or 8.6%, compared to the Third Quarter of 2017 and $372,000, or 7.1%, for the Nine Months Ended 2018 from the Nine Months Ended 2017. These increases were the result of the continued strategic investment in technology.

Financial Condition

Total assets at September 30, 2018 were $1,678,247,000, an increase of $21,038,000, or 1.3%, from December 31, 2017. The most significant changes in asset balances during this period were increases in loans of $40,008,000, other information services related assets of $25,901,000, and payments in excess of funding of $21,977,000. This was partially offset by a decrease of $48,063,000 in cash and cash equivalents and a decrease of $24,083,000 in investment securities. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2018 were $1,448,905,000, an increase of $16,784,000, or 1.2%, from December 31, 2017. Accounts and drafts payable at September 30, 2018 were $769,638,000, an increase of $53,750,000, or 7.5%, from December 31, 2017. Total deposits decreased $43,364,000, or 6.4%, from December 31, 2017. Total shareholders’ equity at September 30, 2018 was $229,342,000, a $4,254,000, or 1.9%, increase from December 31, 2017. Total shareholders’ equity increased as a result of net income of $23,211,000. This was offset by the change in accumulated other comprehensive loss of $9,987,000 and dividends paid of $9,342,000.

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

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments, was $180,047,000 at September 30, 2018, a decrease of $48,063,000, or 21.1%, from December 31, 2017. At September 30, 2018, these assets represented 10.7% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $446,440,000 at September 30, 2018, a decrease of $24,083,000 from December 31, 2017. These assets represented 26.6% of total assets at September 30, 2018. Of this total, 75% were state and political subdivision securities. Of the total portfolio, 3.1% mature in one year or less, 27.2% mature in one to five years, and 69.7% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $20,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $189,918,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of September 30, 2018 or December 31, 2017.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. However, an increasingly competitive interest rate environment has resulted in deposit outflow. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $32,000,000 of CDARS deposits and interest-bearing demand deposits include $73,562,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $38,796,000 for the Nine Months Ended 2018 compared with $27,936,000 for the Nine Months ended 2017, an increase of $10,860,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2018, which are estimated to range from $6 million to $9 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Cass Information Systems, Inc.	$248,488	21,42%	$234,389	22.53%
Cass Commercial Bank	133,916	18.23%	122,440	17.01%
Common Equity Tier I Capital (to risk-weighted assets):
Cass Information Systems, Inc.	$238,267	20.54%	$224,184	21.55%
Cass Commercial Bank	126,063	17.16%	114,603	15.93%
Tier I capital (to risk-weighted assets):
Cass Information Systems, Inc.	$238,267	20.54%	$224,184	21.55%
Cass Commercial Bank	126,063	17.16%	114,603	15.93%
Tier I capital (to average assets):
Cass Information Systems, Inc.	$238,267	14.55%	$224,184	13.87%
Cass Commercial Bank	126,063	14.78%	114,603	14.99%

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

In June 2016, the FASB issued ASU No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held. Under this standard, the Company will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. The impact of the adoption of this ASU is currently being evaluated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15.0% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company’s most recent evaluation, management does not believe the Company’s risk position at September 30, 2018 has changed materially from that at December 31, 2017.

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

There were no changes in the Third Quarter of 2018 in the Company’s internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2018.

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 7, 2018	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 7, 2018	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)