Form 10-K
period 2018-12-31
CASS INFORMATION SYSTEMS INC
filed 2019-03-01
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $846,000,000 based on the closing price of the common stock of $57.35 on June 30, 2018, as reported by The Nasdaq Global Select Market. As of February 19, 2019, the Registrant had 14,523,407 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. (“Cass” or the “Company”) is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides transportation invoice rating, payment processing, auditing, accounting and transportation information to many of the nation’s largest companies. It is also a processor and payer of energy invoices, including electricity, gas, waste, and other facility related expenses. Further, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, wireless and communication equipment expense. Cass also provides a B2B payment platform for clients that require an agile fintech partner. The Company, through its wholly owned bank subsidiary, Cass Commercial Bank (the “Bank”), also provides commercial banking services. The Bank’s primary focus is to support the Company’s payment operations and provide banking services to its target markets, which include privately-owned businesses and faith-based ministries. Services include commercial and commercial real estate loans, checking, savings and time deposit accounts and other cash management services.

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

Marketing, Customers and Competition

The Company, through its Transportation Information Services business unit, is one of the largest firms in the transportation bill processing and payment industry in the United States based on the total dollars of transportation bills paid and items processed. Competition consists of a few primary competitors and numerous small transportation bill audit firms located throughout the United States. While offering transportation payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Expense Management business unit, also competes with other companies located throughout the United States that pay energy and waste bills and provide management reporting. Available data indicates that the Company is one of the largest providers of energy information processing and payment services. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (“ESP”). Various ESPs market the Company’s services, adding value with their unique auditing, consulting and technological capabilities. Many of Cass’ services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. The Company, through its Telecom Information Services business unit, is a leader in the growing telecom expense management market and competes with other companies located throughout the United States in this market. The Company, through its Waste Expense Management business competes against small expense management companies along with large national account programs of major haulers. Also, the Company through its Integrated Payments business competes with providers of corporate payment solutions.

The Bank is organized as a Missouri trust company with banking powers and was founded in 1906. The Company was originally classified as a bank holding corporation due to its ownership of a federally-insured commercial bank and was originally organized in 1982 as Cass Commercial Corporation under the laws of Missouri. Approval by the Board of Governors of the Federal Reserve System was received in February 1983. The Company changed its name to Cass Information Systems, Inc. in January 2001. In December 2011, the Federal Reserve Bank (“FRB”) of St. Louis approved the election of Cass Information Systems, Inc. to become a financial holding company. As a financial holding company, Cass may engage in activities that are financial in nature or incidental to a financial activity. The Bank encounters competition from numerous banks and financial institutions located throughout the St. Louis, Missouri metropolitan area and other areas in which the Bank competes. The Bank’s principal competitors, however, are large bank holding companies that are able to offer a wide range of banking and related services through extensive branch networks. The Bank targets its services to privately held businesses located in the St. Louis, Missouri area and faith-based ministries located in St. Louis, Missouri, Orange County, California, Colorado Springs, Colorado, and other selected cities located throughout the United States.

The Company holds several trademarks for the payment and rating services it provides. These include: FreightPay®, Transdata®, Ratemaker®, Best Rate®, Rate Exchange®, CassPort®, Cass Freight Index®, Cass Truckload Linehaul Index®, Cass Intermodal Price Index® Expense$mart®, ExpenseSmart®, WasteVision™ and Direct2Carrier Payments™. The Company holds patents for methods and systems for managing employee-liable expenses and methods and systems for communicating expense management information. The Company and its subsidiaries are not dependent on any one customer for a significant portion of their businesses. The Company and its subsidiaries have a varied client base with no individual client exceeding 10% of total revenue.

Employees

The Company and its subsidiaries had 870 full-time and 273 part-time employees as of February 19, 2019. Of these employees, the Bank had 51 full-time and one part-time employees.

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

Bank Holding Company Activities – In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other related activities. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Such permitted activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

The Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, significantly restructured the financial regulatory environment in the United States, affecting all bank holding companies and banks, including the Company and the Bank, some of which are described in more detail below. The impact of the Dodd-Frank Act on the Company and the Bank has been substantial.

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

Effective July 2, 2013, the FRB approved final rules known as the “Basel III Capital Rules” that substantially revised the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules implement aspects of the Basel III capital framework agreed upon by the Basel Committee and incorporate changes required by the Dodd-Frank Act. The Basel III Capital Rules came into effect for the Company and the Bank on January 1, 2015, subject to a phase-in period that ended on December 31, 2018.

The Basel III Capital Rules implemented common equity Tier 1 capital as a new capital measure, which is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for non-advanced approaches institutions like Cass that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Fully phased-in as of January 1, 2019, the Basel III Capital Rules require banking organizations, like Cass, to maintain:

●	a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer;
●	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer;
●	a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and
●	a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2018, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. FDIC insurance expense totaled approximately $222,200, $220,100 and $309,700 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As of December 31, 2018, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.

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

Loans-to-One-Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, the Bank was in compliance with the loans-to-one-borrower limitations.

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

Federal Reserve System – FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $15.2 million and $110.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.

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

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct operations and store sensitive data. The Company employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company also employs a variety of preventative and detective tools to identify, protect, detect, respond, and recover against suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Company’s defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While the Company has not experienced a significant compromise to date, significant data loss or any material financial losses related to cybersecurity attacks, the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by the Company and its customers. See Item 1A, “Risk Factors” for a further discussion of risks related to cybersecurity.

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

The Company has lending concentrations, including, but not limited to, faith-based ministries located in selected cities and privately-held businesses located in or near St. Louis, Missouri, that could suffer a significant decline which could adversely affect the Company.

Cass’ customer base consists, in part, of lending concentrations in several segments and geographical areas. If any of these segments or areas is significantly affected by weak economic conditions, the Company could experience increased credit losses, and its business could be adversely affected.

Fluctuations in interest rates could affect Cass’ net interest income and balance sheet.

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions’ net interest income. Fluctuations in interest rates affect Cass’ financial statements, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” a low level of interest rates would have a negative impact on the Company’s net interest income.

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

The Company may be forced to raise capital or sell assets if it fails to meet regulatory capital requirements.

The Dodd-Frank Act required the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies. In July 2013, the federal banking agencies published the final Basel III Capital Rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The Basel III Capital Rules apply to banking organizations, including the Company and the Bank, and are fully phased in as of January 1, 2019.

Among other things, the rules require that the Company maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. As of January 1, 2019, the Company must maintain a capital conservation buffer of 2.5% on top of the common equity Tier 1, Tier 1 and total capital requirements, effectively resulting in a required common equity Tier 1 capital ratio of 7%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

In addition to the higher required capital ratios and the deductions and adjustments relevant to the capital calculations, the Basel III Capital rules increase the risk weights for certain assets, meaning that the Company is required to hold more capital against these assets. Complying with these more stringent capital requirements could result in management modifying its business strategy and could limit the Company’s ability to make distributions, including paying dividends, or buying back shares.

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

Cass has identified one accounting policy as being “critical” to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. More information on Cass’ critical accounting policies is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of February 19, 2019, there were approximately 4,555 holders of record of the Company’s common stock.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors in January 2019, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. Adjusted for the stock dividend that was paid on December 14, 2018, the Company repurchased a total of 169,143 shares at an aggregate cost of $8,838,000 during the year ended December 31, 2018 and 50,215 shares at an aggregate cost of $2,270,000 during the year ended December 31, 2017. Shares repurchased have been restated to give effect to the 20% stock dividend that was paid on December 14, 2018. A portion of the repurchased shares may be used for the Company’s employee benefit plans, and the balance will be available for other general corporate purposes. The pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

During the three months ended December 31, 2018, the Company repurchased a total of 150,487 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
October 1, 2018 – October 31, 2018 [2]	7,200	$54.10	7,200	492,800
November 1, 2018 – November 30, 2018 [2]	7,200	$54.05	7,200	485,600
December 1, 2018 – December 31, 2018	136,087	$52.73	136,087	349,513
Total	150,487	$52.86	150,487	349,513

(1)

All repurchases made during the quarter ended December 31, 2018 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program is periodically modified by the Board of Directors and was most recently modified on October 23, 2018 and again on January 30, 2019, in each case to restore the aggregate number of shares available for repurchase to 500,000.

(2)	Shares and average share price have been restated for the 20% stock dividend that was paid by the Company on December 14, 2018.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2013, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2018	2017	2016	2015	2014
Fee revenue and other income	$104,076	$95,512	$86,136	$83,368	$79,907
Interest income on loans	32,477	28,641	29,063	28,669	29,726
Interest income on debt and equity securities	11,167	10,993	9,801	9,498	9,441
Other interest income	4,282	2,343	1,066	543	592
Total interest income	47,926	41,977	39,930	38,710	39,759
Interest expense on deposits	3,736	2,187	2,029	2,111	2,460
Provision for loan losses	—	—	(1,500)	(850)	—
Net interest income after provision	44,190	39,790	39,401	37,449	37,299
Operating expense	111,919	100,403	93,473	89,783	85,414
Income before income tax expense	36,347	34,899	32,064	31,034	31,792
Income tax expense	6,079	9,885 (1)	7,716	7,978	7,759
Net income	$30,268	$25,014	$24,348	$23,056	$24,033
Diluted earnings per share (2)	$2.03	$1.68	$1.63	$1.52	$1.56
Dividends per share (2)	.89	.72	.68	.65	.61
Dividend payout ratio	43.53%	42.68%	40.98%	42.06%	38.85%
Average total assets	$1,637,876	$1,568,112	$1,504,474	$1,439,511	$1,424,967
Average net loans	700,631	653,459	667,158	659,109	651,984
Average investment securities	448,890	426,657	352,129	330,095	321,836
Average total deposits	624,877	602,490	614,975	579,752	571,039
Average total shareholders’ equity	223,372	216,548	207,060	197,853	200,149
Return on average total assets	1.85%	1.60%	1.62%	1.60%	1.69%
Return on average equity	13.55	11.55	11.76	11.65	12.01
Average equity to assets ratio	13.64	13.81	13.76	13.74	14.05
Equity to assets ratio at year-end	13.56	14.04	13.82	14.25	13.36
Tangible common equity to tangible assets	12.83	13.25	13.04	13.42	12.52
Tangible common equity to risk-weighted assets	18.85	20.23	20.13	21.19	19.65
Net interest margin	3.32	3.34	3.32	3.38	3.43
Allowance for loan losses to loans at year-end	1.42	1.49	1.53	1.77	1.78
Nonperforming assets to loans and foreclosed assets	—	—	.04	.48 (3)	.07
Net loan (recoveries) charge-offs to average loans outstanding	—	—	(.01)	(.09)	(.03)

(1)	Includes one-time, non-cash Tax Cuts and Jobs Act (“TCJA”) charge of $1,824,000.
(2)	Diluted earnings per share and dividends per share were adjusted for the 20% stock dividend that was paid on December 14, 2018.
(3)	In February 2016, one nonaccrual loan with a balance of $2,727,000 was paid in full. The percentage, as adjusted, would have been .06%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the financial condition and results of operations of the Company for the years ended December 31, 2018, 2017 and 2016. All share and per share data have been restated to give effect to the 20% stock dividend that was paid on December 14, 2018. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report.

Executive Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Boston, Massachusetts, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, Breda, Netherlands, Basingstoke, United Kingdom, and Singapore. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Additionally, Cass provides a B2B payment platform for clients that require an agile fintech partner. The Company also, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California, Colorado Springs, Colorado, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and faith-based ministries.

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

In 2018, total fee revenue and other income increased $8,564,000, or 9%, net interest income after provision for loan losses increased $4,400,000, or 11%, total operating expenses increased $11,516,000, or 11%, and net income increased $5,254,000, or 21%. This positive performance in 2018 was driven by new customer wins, increased business from existing customers, the development and deployment of new revenue generating services, and higher interest rates. Additionally, the growth in net income was enhanced by the 2017 one-time, non-cash charge of $1,824,000 due to tax reform. The increase in total operating expense was due mainly to the Company continuing to invest in personnel, technology, and infrastructure to support future service growth. As a part of that investment, the Company hired a chief information officer and a vice president of security and risk as a part of a major restructuring of the IT organization to promote responsiveness in each business yet obtain the benefits of scalability, efficiency, and security that centralization can bring. The asset quality of the Company’s loans and investments as of December 31, 2018 remained strong.

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

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“FASB ASC 606”), and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings. Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the new guidance. The services that fall within the scope of FASB ASC 606 are presented within fee revenue and other income in the Consolidated Statements of Income and are recognized as revenue as the obligation to the customer is satisfied. Services within the scope of FASB ASC 606 include invoice processing and payment fees, bank service fees, and other real estate owned (“OREO”).

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current generally accepted accounting principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. A third-party vendor solution has been selected to assist in the application of ASU 2016-02. The Company will adopt this ASU using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The adoption of this ASU is expected to add assets and liabilities of approximately $9-11 million to the Company’s balance sheet.

In June 2016, the FASB issued ASU No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). The ASU requires measurement and recognition of expected credit losses for financial assets held. Under this standard, it will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Critical Accounting Policies

The Company has prepared the consolidated financial statements in this report in accordance with the FASB ASC. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. An accounting policy that requires significant management estimates and is deemed critical to the Company’s results of operations or financial position has been discussed with the Audit Committee of the Board of Directors and is described below.

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management’s estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in the “Provision and Allowance for Loan Losses” section of this report. The Company’s estimates have been materially accurate in the past, and accordingly, the Company expects to continue to utilize the present processes thru 2019, after which CECL will be adopted.

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2018	2017	2016	2018 v. 2017	2017 v. 2016
Total processing volume	66,255	63,207	57,897	4.8%	9.2%
Total processing dollars	$42,380,453	$37,597,035	$34,689,268	12.7	8.4
Payment and processing fees	$102,181	$93,322	$83,713	9.5	11.5
Net interest income after provision for loan losses	$44,190	$39,790	$39,401	11.1	1.0
Total net revenue	$148,266	$135,302	$125,537	9.6	7.8
Average earning assets	$1,403,748	$1,362,660	$1,308,914	3.0	4.1
Net interest margin (1)	3.32%	3.34%	3.32%	—	—
Net income	$30,268	$25,014	$24,348	21.0	2.7
Diluted earnings per share (2)	$2.03	$1.68	$1.63	20.8	3.1
Return on average assets	1.85%	1.60%	1.62%	—	—
Return on average equity	13.55%	11.55%	11.76%	—	—

(1)	Presented on a tax-equivalent basis. The TCJA reduced the net interest margin by approximately 20 basis points in 2018.
(2)	Diluted earnings per share was restated for the stock dividend that was paid on December 14, 2018.

The results of 2018 compared to 2017 include the following significant items:

Overall, the Company’s performance improved as a result of new customer wins, increased business from existing customers, the development and deployment of new revenue-generating services, and higher interest rates. Payment and processing fees and total processing volume increased 9% and 5%, respectively. Higher carrier and fuel prices in concert with higher volume from current accounts and new customer wins produced an increase in processing dollars of 13%. Net income in 2018 increased 21% because of the aforementioned items as well as the one-time, non-cash tax charge to income tax expense in 2017 triggered by the passage of the TCJA.

Average earning assets increased 3% and net interest income after provision for loan losses increased 11% year over year. The increase in net interest income after provision for loan losses was due to higher interest rates and higher average earning assets. There was no loan loss provision recorded in either 2017 or 2018.

There were losses from the sale of securities in 2018 of $42,000 and no gains or losses on sales of securities in 2017. Operating expenses increased $11,516,000, or 11%, as the Company continued to invest in personnel, technology, and infrastructure to support future service growth.

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

	December 31,			% Change
(In thousands)	2018	2017	2016	2018 v. 2017	2017 v. 2016
Transportation invoice transaction volume	37,542	35,546	34,352	5.6%	3.5%
Transportation invoice dollar volume	$28,549,225	$24,801,733	$22,774,909	15.1	8.9
Expense management transaction volume(1)	28,713	27,661	23,545	3.8	17.5
Expense management dollar volume(1)	$13,831,228	$12,795,302	$11,914,359	8.1	7.4
Payment and processing revenue	$102,181	$93,322	$83,713	9.5	11.5
Bank service fees	$1,335	$1,349	$1,276	(1.0)	5.7
(Losses) gains on sales of investment securities	$(42)	—	$387	—	—
Other	$602	$841	$760	(28.4)	10.7

(1)	Includes energy, telecom and environmental

Fee revenue and other income in 2018 compared to 2017 include the following significant pre-tax components:

In the transportation sector, higher volume from current accounts helped increase invoice volume 6%. Higher carrier and fuel prices in concert with the higher volume from current accounts produced a 15% increase in dollar volume. The increase in dollar volume generated larger investable balances that improved investment income and raised fees from carrier services. Expense management transaction volume increased 4% and dollar volume increased 8% as a result of new customer wins and increased volumes from current accounts. There were losses from the sale of securities in 2018 of $42,000 and no gains or losses on sales of securities in 2017.

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

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2018	2017	2016	2018 v. 2017	2017 v. 2016
Average earning assets	$1,403,748	$1,362,660	$1,308,914	3.0%	4.1%
Net interest income (1)	$46,612	$45,480	$43,402	2.5%	4.8%
Net interest margin (1)	3.32%	3.34%	3.32%
Yield on earning assets (1)	3.59%	3.50%	3.47%
Rate on interest bearing liabilities	1.00%	.56%	.48%

(1)	Presented on a tax-equivalent basis using a tax rate of 21% in 2018 and 35% in both 2017 and 2016. The net interest margin and yield on earning assets are lower by approximately 20 basis points and net interest income was approximately $2,700,000 lower in 2018 as a result of a lower tax-equivalent adjustment due to TCJA.

Net interest income in 2018 compared to 2017:

The increase in net interest income was primarily due to an increase in average earning assets and was partially offset by a slight decrease in the net interest margin as a result of TCJA. More information is contained in the tables below and in Item 7A of this report.

Total average investment in securities and certificates of deposit increased $21,499,000, or 5%. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. All purchases were made in accordance with the Company’s investment policy. Interest bearing deposits in other financial institutions increased $23,700,000, or 24%. Total average federal funds sold and other short-term investments decreased $51,304,000, or 31%.

Total average loans increased $47,193,000, or 7%, to $710,846,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

The Bank’s total average interest-bearing deposits decreased $21,525,000, or 5%, compared to the prior year. Average rates paid on interest-bearing liabilities increased from .56% to 1.00% as a result of overall market rate increases for deposits.

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2018					2017			2016
(In thousands)	Average Balance	Interest Income/ Expense		Yield/ Rate		Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets (1)
Earning assets
Loans (2), (3):
Taxable	$709,280	$32,429		4.57%		$658,791	$28,511	4.33%	$660,341	$28,506	4.32%
Tax-exempt (4)	1,566	60		3.83		4,862	199	4.09	17,720	857	4.84
Securities (5):
Taxable	86,164	2,007		2.33		23,172	472	2.04	5,030	93	1.85
Tax-exempt (4)	362,726	11,473		3.16	(4)	403,485	16,060	3.98	347,099	14,858	4.28
Certificates of deposit	6,236	97		1.56		6,970	82	1.18	7,801	51.65
Interest-bearing deposits in other financial institutions	124,101	2,338		1.88		100,401	1,036	1.03	124,991	638.51
Federal funds sold and other short-term investments	113,675	1,944		1.71		164,979	1,307.79		145,932	428.29
Total earning assets	1,403,748	50,348		3.59	(4)	1,362,660	47,667	3.50	1,308,914	45,431	3.47
Non-earning assets
Cash and due from banks	13,336					12,904			11,822
Premises and equipment, net	22,355					21,299			20,503
Bank owned life insurance	17,142					16,676			16,174
Goodwill and other intangibles	14,354					14,464			13,799
Other assets	177,156					150,303			144,165
Allowance for loan losses	(10,215)					(10,194)			(10,903)
Total assets	$1,637,876					$1,568,112			$1,504,474
Liabilities and Shareholders’ Equity (1)
Interest-bearing liabilities
Interest-bearing demand deposits	$302,816	$2,832.94%				$323,635	$1,610.50%		$343,205	$1,388.40%
Savings deposits	11,451	109.95				15,540	79.51		20,524	100.49
Time deposits >=$250	16,639	210		1.26		16,022	150.94		14,463	172	1.19
Other time deposits	41,045	585		1.43		38,279	348.91		44,468	369.83
Total interest-bearing deposits	371,951	3,736		1.00		393,476	2,187.56		422,660	2,029.48
Short-term borrowings	10	—		—		13	—	—	—	—	—
Total interest-bearing liabilities	371,961	3,736		1.00		393,489	2,187.56		422,660	2,029.48
Noninterest-bearing liabilities
Demand deposits	252,926					209,014			192,315
Accounts and drafts payable	745,713					713,052			654,845
Other liabilities	43,904					36,009			27,594
Total liabilities	1,414,504					1,351,564			1,297,414
Shareholders’ equity	223,372					216,548			207,060
Total liabilities and shareholders’ equity	$1,637,876					$1,568,112			$1,504,474
Net interest income (4)		$46,612	(4)				$45,480			$43,402
Net interest margin (4)				3.32	% (4)			3.34%			3.32%
Interest spread				2.59%				2.94%			2.99%

(1)	Balances shown are daily averages.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.
(3)	Interest income on loans includes net loan fees of $393,000, $415,000, and $586,000 for 2018, 2017 and 2016, respectively.
(4)	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% in 2018 and 35% in both 2017 and 2016. The tax-equivalent adjustment was approximately $2,422,000, $5,691,000 and $5,500,000 for 2018, 2017 and 2016, respectively. The TCJA reduced the yield/rate on tax-exempt securities by approximately 70 basis points and the yield on earning assets and net interest margin by approximately 20 basis points in 2018. Net interest income also decreased by approximately $2,700,000 as a result of TCJA.
(5)	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2018 Over 2017			2017 Over 2016
(In thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Increase (decrease) in interest income:
Loans (2), (3):
Taxable	$2,256	$1,662	$3,918	$(67)	$72	$5
Tax-exempt (4)	(127)	(12)	(139)	(543)	(115)	(658)
Securities:
Taxable	1,458	77	1,535	369	10	379
Tax-exempt (4)	(1,512)	(3,075)	(4,587)	2,291	(1,089)	1,202
Certificates of deposit	(9)	24	15	(6)	37	31
Interest-bearing deposits in other financial institutions	289	1,013	1,302	(146)	544	398
Federal funds sold and other short-term investments	(506)	1,143	637	63	816	879
Total interest income	$1,849	$832	$2,681	$1,961	$275	$2,236
Interest expense on:
Interest-bearing demand deposits	$(110)	$1,332	$1,222	$(82)	$304	$222
Savings deposits	(25)	55	30	(25)	4	(21)
Time deposits >=$250	6	54	60	17	(39)	(22)
Other time deposits	27	210	237	(54)	33	(21)
Short-term borrowings	—	—	—	—	—	—
Total interest expense
	(102)	1,651	1,549	(144)	302	158
Net interest income	$1,951	$(819)	$1,132	$2,105	$(27)	$2,078

(1)	The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)	Average balances include nonaccrual loans.
(3)	Interest income includes net loan fees.
(4)

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% in 2018 and 35% in both 2017 and 2016. The TCJA reduced interest income on tax-exempt securities by approximately $2,700,000 in 2018.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $721,587,000 and represented 43% of the Company's total assets as of December 31, 2018 and generated $32,477,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2018.

Loans by Type	December 31,
(In thousands)	2018	2017	2016	2015	2014
Commercial and industrial	$277,091	$236,394	$214,767	$193,430	$203,350
Real estate (commercial and faith-based):
Mortgage	411,752	410,748	425,947	415,564	423,641
Construction	32,434	35,307	17,477	30,139	18,612
Industrial Revenue Bond	—	3,374	6,639	19,831	23,348
Other	310	408	36	91	395
Total loans	$721,587	$686,231	$664,866	$659,055	$669,346

Loans by Maturity (At December 31, 2018)
	One Year Or Less		Over 1 Year Through 5 Years		Over 5 Years
(In thousands)	Fixed Rate	Floating Rate (1)	Fixed Rate	Floating Rate (1)	Fixed Rate	Floating Rate (1)	Total
Commercial and industrial	$15,697	$68,029	$78,159	$52,815	$55,564	$6,827	$277,091
Real Estate:
Mortgage	49,623	5,588	268,428	10,977	75,079	2,057	411,752
Construction	18,769	1,430	1,321	10,914	—	—	32,434
Other	—	310	—	—	—	—	310
Total loans	$84,089	$75,357	$347,908	$74,706	$130,643	$8,884	$721,587

(1)	Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

The Company has no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table and as are discussed in Item 8, Note 4, of this report. As can be seen in the loan composition table above and as discussed in Item 8, Note 4, the Company's primary market niche for banking services is privately held businesses, franchises, and faith-based ministries.

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

Loan portfolio changes from December 31, 2017 to December 31, 2018:

Total loans increased $35,356,000, or 5%, to $721,587,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Loan portfolio changes from December 31, 2016 to December 31, 2017:

Total loans increased $21,365,000, or 3%, to $686,231,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Loan Losses (ALLL)

The Company recorded no provision for loan losses in 2018 or 2017, and ($1,500,000) in 2016. The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the ALLL. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan recoveries of $20,000, $30,000, and $40,000 in 2018, 2017, and 2016, respectively. The ALLL was $10,225,000 at December 31, 2018 compared to $10,205,000 at December 31, 2017 and $10,175,000 at December 31, 2016. The year-end 2018 allowance represented 1.4% of outstanding loans, while the allowance represented 1.5% of outstanding loans at year-end 2017 and 2016. From December 31, 2017 to December 31, 2018, there were no nonperforming loans. Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

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

The following schedule summarizes activity in the ALLL and the allocation of the allowance to the Company’s loan categories.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Allowance at beginning of year	$10,205	$10,175	$11,635	$11,894	$11,679
Loans charged-off:
Commercial and industrial	—	—	—	30	—
Real estate (commercial and faith-based):
Mortgage	—	—	—	—	76
Construction	—	—	—	—	—
Other	—	—	—	—	3
Total loans charged-off	—	—	—	30	79
Recoveries of loans previously charged-off:
Commercial and industrial	20	30	39	610	41
Real estate (commercial and faith-based):
Mortgage	—	—	1	10	252
Construction	—	—	—	—	—
Other	—	—	—	1	1
Total recoveries of loans previously charged-off	20	30	40	621	294
Net loans (recovered) charged-off	(20)	(30)	(40)	(591)	(215)
Provision (credited) charged to expense	—	—	(1,500)	(850)	—
Allowance at end of year	$10,225	$10,205	$10,175	$11,635	$11,894
Loans outstanding:
Average	$710,846	$663,653	$678,061	$671,019	$663,824
December 31	721,587	686,231	664,866	659,055	669,346
Ratio of allowance for loan losses to loans outstanding:
Average	1.44%	1.54%	1.50%	1.76%	1.79%
December 31	1.41%	1.49%	1.53%	1.77%	1.78%
Ratio of net (recoveries) charge-offs to average loans outstanding	—	—	(.01)%	(.09)%	(.03)%
Allocation of allowance for loan losses (1):
Commercial and industrial	$4,179	$3,652	$3,261	$3,083	$3,515
Real estate (commercial and faith-based):
Mortgage	5,378	5,356	5,689	6,885	7,076
Construction	244	266	132	226	140
Industrial Revenue Bond	—	52	101	320	394
Other (2)	424	879	992	1,121	769
Total	$10,225	$10,205	$10,175	$11,635	$11,894

Percentage of categories to total loans:
Commercial and industrial	38.4%	34.4%	32.3%	29.3%	30.4%
Real estate (commercial and faith-based):
Mortgage	57.1%	59.9%	64.1%	63.1%	63.3%
Construction	4.5%	5.1%	2.6%	4.6%	2.8%
Industrial Revenue Bond	—%	.59%	1.0%	3.0%	3.5%
Other	—%	.01%	—%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.
(2)	Includes unallocated allowance of $423,000 and $877,000 in 2018 and 2017, respectively.

Nonperforming Assets

Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Troubled debt restructurings are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $0 and $24,000 for the years ended December 31, 2018 and 2017, respectively. Of this amount, approximately $0 and $17,000 was actually recorded as interest income on such loans during the years ended December 31, 2018 and 2017, respectively.

There were no nonaccrual loans or foreclosed assets at December 31, 2018 or December 31, 2017.

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

Summary of Nonperforming Assets

	December 31,
(In thousands)	2018	2017		2016	2015		2014
Commercial and industrial:
Nonaccrual	$—	$—		$—	$—		$—
Contractually past due 90 days or more and still accruing	—	—		—	—		—
Real estate – mortgage:
Nonaccrual	—	—	(1)	245	3,135	(1)	488
Contractually past due 90 days or more and still accruing	—	—		—	—		—
Total nonperforming loans	$—	$—		$245	$3,135		$488
Total foreclosed assets	—	—		—	—		—
Total nonperforming assets	$—	$—		$245	$3,135		$488

(1)	In October 2017, one nonaccrual loan with a balance of $215,000 was paid in full. In February 2016, one nonaccrual loan with a balance of $2,727,000 was paid in full.

Operating Expenses

Operating expenses in 2018 compared to 2017 include the following significant pre-tax components:

Salaries and employee benefits expense increased $8,542,000, or 11%, to $85,881,000 as the Company invested in staff and technology development to win and support new business. Outside service expense increased $1,026,000, or 15%, for continual technology advancements to support customers. Equipment expense increased $539,000 to $5,610,000 primarily due to depreciation of internally developed software. As a part of the increased investment in technology, the Company hired a chief information officer and a vice president of security and risk as a part of a major restructuring of the IT organization to promote responsiveness in each business yet obtain the benefits of scalability, efficiency, and security that centralization can bring.

Operating expenses in 2017 compared to 2016 include the following significant pre-tax components:

Salaries and employee benefits expense increased $4,758,000, or 7%, to $77,339,000 as the Company invested in staff and technology development to win and support new business. Outside service expense increased $1,355,000, or 24%, for continual technology advancements to support customers. Equipment expense increased $620,000 to $5,071,000 primarily due to depreciation of internally developed software.

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

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the TCJA. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Based on the information available and current interpretation of the rules at December 31, 2017, the Company made provisional estimates of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they were expected to reverse in the future totaling $1,824,000. The final analysis and measurement was completed during the fourth quarter of 2018 when the Company filed the 2017 U.S. federal income tax return and a reduction of tax expense in the amount of $74,000 was recorded.

As more fully described in this Item 7 and Item 8, Note 13, the Company’s 2017 results of operations are skewed by a onetime, non-cash charge to income tax expense of $1,824,000, triggered by the passage of the TCJA. While the reduction in the federal corporate tax rate negatively impacted 2017 earnings, the rate reduction is projected to significantly boost after-tax earnings in the future.

Taxable-equivalent adjustments noted throughout this report are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. Beginning January 1, 2018, taxable-equivalent adjustments are based upon the new tax rate of 21% as a result of the TCJA.

Income tax expense in 2018 totaled $6,079,000 compared to $9,885,000 and $7,716,000 in 2017 and 2016, respectively. When measured as a percent of pre-tax income, the Company’s effective tax rate was 17% in 2018, 28% in 2017, and 24% in 2016. The decrease in 2018 tax expense was primarily the result of two items:

●	the decrease in the federal income tax rate and
●	the one-time, non-cash charge of $1,824,000 that increased 2017 tax expense triggered by the passage of the TCJA on December 22, 2017.

Investment Portfolio

Investment portfolio changes from December 31, 2017 to December 31, 2018:

State and political subdivision securities decreased $82,315,000, or 20%, to $334,717,000. U.S. government agency securities increased $59,322,000 to $104,822,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the Company primarily purchased U.S. government agency securities. These securities all had A or better credit ratings and maturities approaching 15 years. Due to the passage of the TCJA and tax-exempt interest becoming less advantageous, the Company reduced the state and political subdivision security portfolio. All purchases were made in accordance with the Company’s investment policy.

There was no single issuer of securities in the investment portfolio at December 31, 2018 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type
	December 31,
(In thousands)	2018	2017	2016
State and political subdivisions	$334,717	$417,032	$370,134
U.S. government agencies	104,822	45,500	12,672
Certificates of deposit	1,995	7,991	7,746
Total investments	$441,534	$470,523	$390,552

Investment Securities by Maturity
(At December 31, 2018)
(In thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Yield
State and political subdivisions	$6,491	$64,668	$226,196	$37,362	3.02	% (1)
U.S. government agencies	—	61,085	17,922	25,815	2.39%
Certificates of deposit	1,495	500	—	—	1.99%
Total investments	$7,986	$126,253	$244,118	$63,177	2.86%
Weighted average yield (1)	3.56%	2.64%	3.05%	2.52%	2.86%

(1)	Yields are presented on a tax-equivalent basis assuming a tax rate of 21% in 2018 and 35% in both 2017 and 2016. The TCJA reduced the yield by approximately 70 basis points.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased 11% from December 31, 2017 to $313,258,000 at December 31, 2018. The average balances of these deposits increased 21% in 2018 to $252,926,000. These balances are primarily maintained by commercial customers, faith-based ministries, and new payment and information processing relationships and can fluctuate on a daily basis.

Interest-bearing deposits increased $12,121,000, or 3%, to $408,668,000 at December 31, 2018. The average balances of these deposits decreased 5% to $371,951,000 in 2018 from $393,476,000 in 2017.

Accounts and drafts payable generated by the Company in its payment processing operations increased $21,528,000, or 3%, to $694,360,000 at December 31, 2018. The average balance of these funds increased $32,661,000, or 5%, to $745,713,000 in 2018. This increase was the result of continued growth in the customer base, a strengthening global economy, increased carrier rates, and higher energy prices. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposit as of December 31, 2018

(In thousands)	$100 or Less	$100 to Less Than $250	$250 or More	Total
Three months or less	$3,646	$16,634	$1,286	$21,566
Three to six months	342	21,327	1,742	23,411
Six to twelve months	322	1,856	3,999	6,177
Over twelve months	552	11,841	8,910	21,303
Total	$4,862	$51,658	$15,937	$72,457

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, totaled $230,933,000 at December 31, 2018, an increase of $2,823,000, or 1%, from December 31, 2017. At December 31, 2018, these assets represented 14% of total assets. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $441,534,000 at December 31, 2018, a decrease of $28,989,000, or 6%, from December 31, 2017. These assets represented 26% of total assets at December 31, 2018 and were primarily state and political subdivision and treasury securities. Of the total portfolio, 2% mature in one year or less, 29% mature after one year through five years and 69% mature after five years.

As of December 31, 2018, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; JPM Chase Bank, $6,000,000; and UMB Bank $20,000,000. As of December 31, 2018, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $193,460,000 collateralized by commercial mortgage loans. At December 31, 2018, the Company had a line of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2018 or 2017.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2018, 2017 and 2016 were $48,335,000, $38,890,000, and $35,189,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2019. The Company anticipates the annual capital expenditures for 2019 should range from $4 million to $6 million. Capital expenditures in 2019 are expected to consist of equipment and software related to the payment and information processing services business.

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

As a financial institution, a significant source of the Company’s earnings is generated from net interest income. Therefore, the prevailing interest rate environment is important to the Company’s performance. A major portion of the Company’s funding sources are the noninterest-bearing accounts and drafts payable generated from its payment and information processing services. Accordingly, higher levels of interest rates will generally allow the Company to earn more net interest income. Conversely, a lower interest rate environment will generally tend to depress net interest income. The Company actively manages its balance sheet in an effort to maximize net interest income as the interest rate environment changes. This balance sheet management impacts the mix of earning assets maintained by the Company at any point in time. For example, in a low interest rate environment, short-term relatively lower rate liquid investments may be reduced in favor of longer term relatively higher yielding investments and loans. If the primary source of liquidity is reduced in a low interest rate environment, a greater reliance would be placed on secondary sources of liquidity including borrowing lines, the ability of the Bank to generate deposits, and the investment portfolio to ensure overall liquidity remains at acceptable levels.

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

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2018, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2018 as shown in Item 8, Note 2 of this report. All share and per share data have been restated to give effect to the 20% stock dividend that was paid on December 14, 2018.

In 2018, cash dividends paid were $.89 per share for a total of $13,177,000, an increase of $2,502,000, or 23%, compared to $.72 per share for a total of $10,675,000 in 2017. The increase is attributable to the per-share amount paid and the increase in outstanding shares as a result of the stock dividend.

Shareholders’ equity was $229,848,000, or 14% of total assets, at December 31, 2018, an increase of $4,760,000 over the balance at December 31, 2017. This increase resulted primarily from net income of $30,268,000. This increase was partially offset by cash dividends of $13,177,000, the repurchase of treasury shares of $8,838,000, and an increase in other comprehensive loss of $5,552,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. As of December 31, 2018, unappropriated retained earnings of $37,150,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 169,143 shares at an aggregate cost of $8,838,000 during the year ended December 31, 2018 and 50,215 shares at an aggregate cost of $2,270,000 during the year ended December 31, 2017. As of December 31, 2018, 349,513 shares remained available for repurchase under the program. Shares repurchased have been restated to give effect to the 20% stock dividend that was paid on December 14, 2018. In January 2019, the Board restored the capacity of the buyback program to 500,000 shares. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2018, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2018, the balance of loan commitments, standby and commercial letters of credit were $144,010,000, $11,368,000 and $3,486,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2018:

	Amount of Commitment Expiration per Period
		Less than 1	1-3	3-5	Over
(In thousands)	Total	Year	Years	Years	5 Years
Operating lease commitments	$10,720	$1,639	$3,671	$2,370	$3,040
Time deposits	72,457	51,154	18,402	2,901	—
Total	$83,177	$52,793	$22,073	$5,271	$3,040

During 2018, the Company made no contribution to its noncontributory defined benefit pension plan. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance.

For 2018, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	3.75%
Rate of increase in compensation levels	(a )
Expected long-term rate of return on assets	6.50%

(a)	6.00% graded down to 3.25% over the first seven years of service.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios in order to quantify potential changes in short-term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2018, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond 12 months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2018:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	11%	10%
+100 basis points	6%	5%
Stable rates	—	—
-100 basis points	(2%)	(4%)
-200 basis points	(11%)	(10%)

Interest Rate Sensitivity Position

The following table presents the Company’s interest rate risk position at December 31, 2018 for the various time periods indicated:

	Variable	0-90	91-180	181-364	1-5	Over
(In thousands)	Rate	Days	Days	Days	Years	5 Years	Total
Earning assets:
Loans:
Taxable	$158,754	$29,550	$21,694	$33,038	$347,908	$130,643	$721,587
Tax-exempt	—	—	—	—	—	—	—
Securities (1):
Tax-exempt	—	1,318	3,129	2,044	64,667	263,559	334,717
U.S. government agencies	—	—	—	—	1,956	43,737	45,693
Treasuries	—	—	—	—	59,129		59,129
Certificates of deposit	—	—	—	1,495	500	—	1,995
Investments in the FHLB and FRB	1,279	—	—	—	—	—	1,279
Federal funds sold and other short-term investments	215,891	—	—	—	—	—	215,891
Total earning assets	$375,924	$30,868	$24,823	$36,577	$474,160	$437,939	$1,381,291
Interest-sensitive liabilities:
Money market accounts	$239,724	$—	$—	$—	$—	$—	$239,724
Now accounts	82,985	—	—	—	—	—	82,985
Savings deposits	13,502	—	—	—	—	—	13,502
Time deposits:
$250K and more	—	1,286	1,742	3,999	8,910	—	15,937

Less than $250K	—	20,280	21,669	2,178	12,393	—	56,520
Federal funds purchased and other short-term borrowing	—	—	—	—	—	—	—
Total interest-bearing liabilities	$336,211	$21,566	$23,411	$6,177	$21,303	$—	$408,668
Interest sensitivity gap:
Periodic	$39,713	$9,302	$1,412	$30,400	$452,857	$437,939	$971,623
Cumulative	39,713	49,015	50,427	80,827	533,684	971,623	971,623
Ratio of interest-bearing assets to interest-bearing liabilities:
Periodic	1.12	1.43	1.06	5.92	22.26	—	3.38
Cumulative	1.12	1.14	1.13	1.21	2.31	3.38	3.38

(1)	Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2018	2017
Assets
Cash and due from banks	$15,042	$17,422
Interest-bearing deposits in other financial institutions	179,281	152,056
Federal funds sold and other short-term investments	36,610	58,632
Cash and cash equivalents	230,933	228,110
Securities available-for-sale, at fair value	441,534	470,523

Loans	721,587	686,231
Less allowance for loan losses	10,225	10,205
Loans, net	711,362	676,026
Premises and equipment, net	22,031	21,586
Investments in bank-owned life insurance	17,384	16,927
Payments in excess of funding	160,777	139,103
Goodwill	12,569	12,569
Other intangible assets, net	1,554	1,996
Other assets	97,032	90,369
Total assets	$1,695,176	$1,657,209

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$313,258	$281,541
Interest-bearing	408,668	396,547
Total deposits	721,926	678,088
Accounts and drafts payable	694,360	715,888
Other liabilities	49,042	38,145
Total liabilities	1,465,328	1,432,121

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized, 15,505,772 and 13,047,858 shares issued at December 31, 2018 and 2017, respectively	7,753	6,524
Additional paid-in capital	205,770	204,631
Retained earnings	75,171	59,314
Common shares in treasury, at cost (894,486 and 760,962 shares at December 31, 2018 and 2017, respectively)	(39,974)	(32,061)
Accumulated other comprehensive loss	(18,872)	(13,320)
Total shareholders’ equity	229,848	225,088
Total liabilities and shareholders’ equity	$1,695,176	$1,657,209

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2018	2017	2016
Fee Revenue and Other Income:
Information services payment and processing revenue	$102,181	$93,322	$83,713
Bank service fees	1,335	1,349	1,276
(Losses) gains on sales of securities	(42)	—	387
Other	602	841	760
Total fee revenue and other income	104,076	95,512	86,136

Interest Income:
Interest and fees on loans	32,477	28,641	29,063
Interest and dividends on securities:
Taxable	2,104	554	143
Exempt from federal income taxes	9,063	10,439	9,658
Interest on federal funds sold and other short-term investments	4,282	2,343	1,066
Total interest income	47,926	41,977	39,930

Interest Expense:
Interest on deposits	3,736	2,187	2,029
Total interest expense	3,736	2,187	2,029
Net interest income	44,190	39,790	37,901
Provision for loan losses	—	—	(1,500)
Net interest income after provision for loan losses	44,190	39,790	39,401
Total net revenue	148,266	135,302	125,537

Operating Expense:
Personnel	85,881	77,339	72,581
Occupancy	3,723	3,480	3,390
Equipment	5,610	5,071	4,451
Amortization of intangible assets	442	427	408
Other operating	16,263	14,086	12,643
Total operating expense	111,919	100,403	93,473
Income before income tax expense	36,347	34,899	32,064
Income tax expense	6,079	9,885	7,716
Net income	$30,268	$25,014	$24,348

Basic Earnings Per Share	$2.06	$1.70	$1.65
Diluted Earnings Per Share	2.03	1.68	1.63

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2018	2017	2016
Comprehensive Income:
Net income	$30,268	$25,014	$24,348
Other comprehensive (loss) income:
Net unrealized (loss) gain on securities available-for-sale	(7,534)	6,637	(10,644)
Tax effect	1,793	(2,465)	3,954
Reclassification adjustments for losses (gains) included in net income	42	—	(387)
Tax effect	(10)	—	144
FASB ASC 715 pension adjustment	341	(1,311)	(1,435)
Tax effect	(81)	487	531
Foreign currency translation adjustments	(103)	161	(42)
Total comprehensive income	$24,716	$28,523	$16,469

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$30,268	$25,014	$24,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,238	11,341	9,429
Net losses (gains) on sales of securities	42	—	(387)
Stock-based compensation expense	3,006	2,339	1,959
Provision for loan losses	—	—	(1,500)
Deferred income tax (benefit) expense	(3,521)	3,997	319
Increase (decrease) in current income tax liability	3,746	(3,026)	357
Increase in pension liability	4,641	8,008	4,137
Decrease (increase) in accounts receivable	4,709	(4,656)	(4,070)
Other operating activities, net	(5,794)	(4,127)	597
Net cash provided by operating activities	48,335	38,890	35,189

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	58,520	—	21,491
Proceeds from maturities of securities available-for-sale	38,116	44,156	43,524
Purchase of securities available-for-sale	(82,022)	(124,777)	(96,290)
Net increase in loans	(35,336)	(21,335)	(5,771)
(Increase) decrease in payments in excess of funding	(21,674)	(33,756)	179
Purchases of premises and equipment, net	(4,399)	(4,127)	(4,684)
Net cash used in investing activities	(46,795)	(139,839)	(41,551)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	31,717	66,885	32,833
Net decrease in interest-bearing demand and savings deposits	(7,838)	(7,472)	(51,440)
Net increase (decrease) in time deposits	19,959	(3,286)	(5,916)
Net (decrease) increase in accounts and drafts payable	(19,595)	19,601	65,028
Cash dividends paid	(13,177)	(10,675)	(9,979)
Purchase of common shares for treasury	(8,838)	(2,270)	(9,215)
Other financing activities, net	(945)	(467)	(1,378)
Net cash provided by financing activities	1,283	62,316	19,933
Net increase (decrease) in cash and cash equivalents	2,823	(38,633)	13,571
Cash and cash equivalents at beginning of year	228,110	266,743	253,172
Cash and cash equivalents at end of year	$230,933	$228,110	$266,743

Supplemental information:
Cash paid for interest	$3,701	$2,178	$2,017
Cash paid for income taxes	6,723	7,677	7,061

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands except per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2015	$5,966	$126,290	$103,994	$(22,208)	$(6,664)	$207,378

Net income			24,348			24,348
Cash dividends ($.68 per share)			(9,979)			(9,979)
Issuance of 47,779 common shares pursuant to stock-based compensation plan, net (1)		(1,231)		566		(665)
Exercise of SARs		(1,364)		651		(713)
Stock-based compensation expense		1,959				1,959
Purchase of 247,002 common shares (1)				(9,215)		(9,215)
Excess tax benefits associated with stock based compensation		2,801				2,801
Other comprehensive loss					(7,879)	(7,879)
Balance, December 31, 2016	$5,966	$128,455	$118,363	$(30,206)	$(14,543)	$208,035

Net income			25,014			25,014
Cash dividends ($.72 per share)			(10,675)			(10,675)
Stock dividend	558	75,108	(75,674)			(8)
Issuance of 29,378 common shares pursuant to stock-based compensation plan, net (1)		(821)		273		(548)
Exercise of SARs		(451)		142		(309)
Stock-based compensation expense		2,340				2,340
Purchase of 50,215 common shares (1)				(2,270)		(2,270)
Other comprehensive income					3,509	3,509
Other comprehensive income reclassification for ASU 2018-02			2,286		(2,286)	—
Balance, December 31, 2017	$6,524	$204,631	$59,314	$(32,061)	$(13,320)	$225,088

Net income			30,268			30,268
Cash dividends ($.89 per share)			(13,177)			(13,177)
Stock dividend	1,229		(1,234)			(5)
Issuance of 33,039 common shares pursuant to stock-based compensation plan, net (1)		(991)		624		(367)
Exercise of SARs		(876)		301		(575)
Stock-based compensation expense		3,006				3,006
Purchase of 169,143 common shares (1)				(8,838)		(8,838)
Other comprehensive loss					(5,552)	(5,552)
Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

(1)	Share and per share figures adjusted for the 20% stock dividend that was paid on December 14, 2018.

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

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2017 and 2016 consolidated financial statements have been reclassified to conform to the 2018 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity. The Company issued a 20% stock dividend on December 14, 2018. The share and per share information have been restated unless indicated otherwise for all periods presented in the accompanying consolidated financial statements.

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

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance. In the event that management determines it is more likely than not that it will not be able to realize all or part of net deferred tax assets in the future, the Company adjusts the recorded value of deferred tax assets, which would result in a direct charge to income tax expense in the period that such determination is made. Likewise, the Company will reverse the valuation allowance when realization of the deferred tax asset is expected. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiaries file U.S. federal and certain state income tax returns on a consolidated basis. In addition, certain state jurisdictions are filed on a separate company basis by the Company or its subsidiaries.

The Company recognizes and measures income tax benefits using a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized; and 2) the benefit must be measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized for a tax position in this model and the tax benefit claimed on a tax return is treated as an unrecognized tax benefit. The Company recognizes income tax related interest and penalties in income tax expense.

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

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2018, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715 - Compensation – Retirement Benefits (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

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

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“FASB ASC 606”), and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings. Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the new guidance. The services that fall within the scope of FASB ASC 606 are presented within fee revenue and other income in the Consolidated Statements of Income and are recognized as revenue as the obligation to the customer is satisfied. Services within the scope of FASB ASC 606 include invoice processing and payment fees, bank service fees, and other real estate owned (“OREO”).

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. A third-party vendor solution has been selected to assist in the application of ASU 2016-02. The Company will adopt this ASU using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The adoption of this ASU is expected to add assets and liabilities of approximately $9-11 million to the Company’s balance sheet.

In June 2016, the FASB issued ASU No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held. Under this standard, it will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2018 and 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective July 2, 2013, the Federal Reserve Board approved final rules known as the “Basel III Capital Rules” that substantially revised the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules implement aspects of the Basel III capital framework agreed upon by the Basel Committee and incorporate changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, the Basel III Capital Rules establish stricter capital requirements and calculation standards, as well as more restrictive risk weightings for certain loans and facilities. The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015, subject to a phase-in period that ended on December 31, 2018.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2018, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company has traditionally paid a quarterly cash dividend to its shareholders. Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2018, unappropriated retained earnings of $37,150,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. In addition to regulatory requirements and considerations, any payment of dividends in the future will depend on the Company’s earnings, financial condition and other factors considered relevant by the Company’s Board of Directors.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2018 and 2017.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Capital		Requirement to be
	Actual		Requirements		Well-Capitalized
(In thousands)	Amount Ratio		Amount Ratio		Amount Ratio
At December 31, 2018
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$244,660	21.38%	$91,550	8.00%	$	N/A	N/A	%
Cass Commercial Bank	137,894	18.31	60,257	8.00		75,321	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	234,435	20.49	51,497	4.50		N/A	N/A
Cass Commercial Bank	130,037	17.26	33,895	4.50		48,959	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	234,435	20.49	68,662	6.00		N/A	N/A
Cass Commercial Bank	130,037	17.26	45,193	6.00		60,257	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	234,435	13.89	67,500	4.00		N/A	N/A
Cass Commercial Bank	130,037	15.35	33,884	4.00		42,354	5.00
At December 31, 2017
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$234,389	22.53%	$83,233	8.00%	$	N/A	N/A	%
Cass Commercial Bank	122,440	17.01	57,568	8.00		71,960	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	224,184	21.55	46,819	4.50		N/A	N/A
Cass Commercial Bank	114,603	15.93	32,382	4.50		46,774	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	224,184	21.55	62,425	6.00		N/A	N/A
Cass Commercial Bank	114,603	15.93	43,176	6.00		57,568	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	224,184	13.87	64,649	4.00		N/A	N/A
Cass Commercial Bank	114,603	14.99	30,581	4.00		38,227	5.00

Note 3
Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2018 and 2017 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$332,732	$3,791	$1,806	$334,717
U.S. government agencies	106,153	86	1,417	104,822
Certificates of deposit	1,995	—	—	1,995
Total	$440,880	$3,877	$3,223	$441,534

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$408,165	$9,528	$661	$417,032
U.S. government agencies	46,222	—	722	45,500
Certificates of deposit	7,991	—	—	7,991
Total	$462,378	$9,528	$1,383	$470,523

The fair values of securities with unrealized losses are as follows:

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$91,248	$556	$60,546	$1,250	$151,794	$1,806
U.S. government agencies	30,409	130	38,005	1,287	68,414	1,417
Certificates of deposit	—	—	—	—	—	—
Total	$121,657	$686	$98,551	$2,537	$220,208	$3,223

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair value	Losses
State and political subdivisions	$34,755	$123	$31,251	$538	$66,006	$661
U.S. government agencies	34,183	376	11,317	346	45,500	722
Certificates of deposit	—	—	—	—	—	—
Total	$68,938	$499	$42,568	$884	$111,506	$1,383

There were 136 securities, or 43% of the total (61 greater than 12 months), in an unrealized loss position as of December 31, 2018 compared to 64 securities, or 17% (24 greater than 12 months), in an unrealized loss position as of December 31, 2017. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven, the Company does not have the intent to sell the security, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2018
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$7,956	$7,987
Due after 1 year through 5 years	125,746	126,252
Due after 5 years through 10 years	242,119	244,118
Due after 10 years	65,059	63,177
No stated maturity	—	—
Total	$440,880	$441,534

The premium related to the purchase of state and political subdivisions was $6,857,000 and $7,147,000 in 2018 and 2017, respectively.

The amortized cost of debt securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes at December 31, 2018 was $0 and at December 31, 2017 was $3,750,000.

Proceeds from sales of debt securities classified as available-for-sale were $58,520,000 in 2018, $0 in 2017, and $21,491,000 in 2016. Gross realized gains on the sales in 2018, 2017 and 2016 were $180,000, $0, and $387,000, respectively. Gross realized losses on sales in 2018, 2017 and 2016 were $222,000, $0, and $0, respectively.

Loans
Note 4

The Company originates commercial, industrial and real estate loans to businesses and faith-based ministries throughout the metropolitan St. Louis, Missouri area, Orange County, California, Colorado Springs, Colorado and other selected cities in the United States. The Company does not have any particular concentration of credit in any one economic sector; however, a substantial portion of the commercial and industrial loans is extended to privately-held commercial companies and franchises in these market areas and are generally secured by the assets of the business. The Company also has a substantial portion of real estate loans secured by mortgages that are extended to faith-based ministries in its market area and selected cities in the United States.

A summary of loan categories is as follows:

	December 31,
(In thousands)	2018	2017
Commercial and industrial	$277,091	$236,394
Real estate
Commercial:
Mortgage	95,605	94,675
Construction	11,858	9,359
Faith-based:
Mortgage	316,147	316,073
Construction	20,576	25,948
Industrial Revenue Bonds	—	3,374
Other	310	408
Total loans	$721,587	$686,231

The following table presents the aging of loans by loan categories at December 31, 2018:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
Commercial and industrial	$277,091	$—	$—	$—	$—	$277,091
Real estate
Commercial:
Mortgage	95,605	—	—	—	—	95,605
Construction	11,858	—	—	—	—	11,858
Faith-based:
Mortgage	316,147	—	—	—	—	316,147
Construction	20,576	—	—	—	—	20,576
Industrial Revenue Bonds	—	—	—	—	—	—
Other	310	—	—	—	—	310
Total	$721,587	$—	$—	$—	$—	$721,587

The following table presents the aging of loans by loan categories at December 31, 2017:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
Commercial and industrial	$236,394	$—	$—	$—	$—	$236,394
Real estate
Commercial:
Mortgage	94,675	—	—	—	—	94,675
Construction	9,359	—	—	—	—	9,359
Faith-based:
Mortgage	316,073	—	—	—	—	316,073
Construction	25,948	—	—	—	—	25,948
Industrial Revenue Bonds	3,374	—	—	—	—	3,374
Other	408	—	—	—	—	408
Total	$686,231	$—	$—	$—	$—	$686,231

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2018:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring(1)	Monitoring(2)	Monitoring(2)	Total Loans
Commercial and industrial	$275,308	$1,783	$—	$277,091
Real estate
Commercial:
Mortgage	95,447	158	—	95,605
Construction	11,858	—	—	11,858
Faith-based:
Mortgage	314,940	1,207	—	316,147
Construction	20,576	—	—	20,576
Industrial Revenue Bonds	—	—	—	—
Other	310	—	—	310
Total	$718,439	$3,148	$—	$721,587

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2017:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring(1)	Monitoring(2)	Monitoring(2)	Total Loans
Commercial and industrial	$234,271	$2,123	$—	$236,394
Real estate
Commercial:
Mortgage	93,788	887	—	94,675
Construction	9,359	—	—	9,359
Faith-based:
Mortgage	316,042	31	—	316,073
Construction	25,948	—	—	25,948
Industrial Revenue Bonds	3,374	—	—	3,374
Other	408	—	—	408
Total	$683,190	$3,041	$—	$686,231

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and non-performing. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. There was no ALLL related to impaired loans at both December 31, 2018 and 2017. There were no non-accrual loans at December 31, 2018 and 2017. There were no loans delinquent 90 days or more and still accruing interest at both December 31, 2018 and 2017. At December 31, 2018 and 2017, there were no loans classified as troubled debt restructuring. The average balances of impaired loans during 2018, 2017 and 2016 were $0, $166,000, and $333,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $0, $24,000, and $66,000 for 2018, 2017 and 2016, respectively. Income that was recognized on nonaccrual loans was $0, $17,000, and $47,000 for 2018, 2017 and 2016 respectively. There were no foreclosed assets as of December 31, 2018 or 2017.

The Company does not record loans at fair value on a recurring basis. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310. At December 31, 2018 and 2017, there were no impaired loans. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3.

A summary of the activity in the allowance for loan losses for the period ended December 31, 2018 is as follows:

	December 31,	Charge-			December 31,
(In thousands)	2017	Offs	Recoveries	Provision	2018
Commercial and industrial	$3,652	$—	$20	$507	$4,179
Real estate
Commercial:
Mortgage	1,394	—	—	23	1,417
Construction	70	—	—	19	89
Faith-based:
Mortgage	3,962	—	—	(1)	3,961
Construction	196	—	—	(41)	155
Industrial Revenue Bond	52	—	—	(52)	—
Other	879	—	—	(455)	424
Total	$10,205	$—	$20	$—	$10,225

A summary of the activity in the allowance for loan losses for the period ended December 31, 2017 is as follows:

	December 31,	Charge-			December 31,
(In thousands)	2016	Offs	Recoveries	Provision	2017
Commercial and industrial	$3,261	$—	$30	$361	$3,652
Real estate
Commercial:
Mortgage	1,662	—	—	(268)	1,394
Construction	47	—	—	23	70
Faith-based:
Mortgage	4,027	—	—	(65)	3,962
Construction	85	—	—	111	196
Industrial Revenue Bond	101	—	—	(49)	52
Other	992	—	—	(113)	879
Total	$10,175	$—	$30	$—	$10,205

As of December 31, 2018, there were loans totaling $278,153 to affiliates of executive officers or directors. There were no loans to affiliates of executive officers or directors at December 31, 2017.

Note 5
Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2018	2017
Land	$873	$873
Buildings	14,684	13,386
Leasehold improvements	2,537	2,120
Furniture, fixtures and equipment	16,332	14,801
Purchased software	5,043	4,819
Internally developed software	17,428	16,485
	56,897	52,484
Less accumulated depreciation	34,866	30,898
Total	$22,031	$21,586

Total depreciation charged to expense in 2018, 2017 and 2016 amounted to $3,954,000, $3,624,000 and $3,245,000, respectively.

The Company and its subsidiaries lease various premises under operating lease agreements which expire at various dates through 2024. Rental expense for 2018, 2017 and 2016 was $1,648,000, $1,499,000 and $1,397,000, respectively. The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

(In thousands)	Amount
2019	1,639
2020	1,902
2021	1,769
2022	1,646
2023	724
2024+	3,040
Total	$10,720

Note 6
Acquired Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350 - Goodwill and Other Intangible Assets (“ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

Details of the Company’s intangible assets are as follows:

	December 31, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$4,288	$(3,071)	$4,288	$(2,702)
Patent	72	(16)	72	(12)
Non-compete agreements	332	(326)	332	(291)
Software	234	(234)	234	(234)
Other	500	(225)	500	(191)
Unamortized intangible assets:
Goodwill (1)	12,796	(227)	12,796	(227)
Total intangible assets	$18,222	$(4,099)	$18,222	$(3,657)

(1)	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years, the non-compete agreements over two and five years, software over three years and other intangible assets over 15 years. Amortization of intangible assets amounted to $442,000, $427,000 and $408,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated future amortization of intangibles is $412,000 in 2019, $406,000 in both 2020 and 2021 and $88,000 in both 2022 and 2023.

Note 7
Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2018	2017
Interest-bearing demand deposits	$322,709	$332,881
Savings deposits	13,502	11,168
Time deposits:
Less than $100	4,862	2,658
$100 to less than $250	51,658	33,385
$250 or more	15,937	16,455
Total	$408,668	$396,547
Weighted average interest rate	1.00%	.56%

Interest on deposits consists of the following:

	December 31,
(In thousands)	2018	2017	2016
Interest-bearing demand deposits	$2,832	$1,611	$1,387
Savings deposits	109	79	100
Time deposits:
Less than $100	433	234	274
$100 to less than $250	152	114	191
$250 or more	210	149	77
Total	$3,736	$2,187	$2,029

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2018		2017
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Due within:
One year	$51,154	70.6%	$48,370	92.1%
Two years	18,262	25.2	281	0.5
Three years	140	0.2	2,383	4.5
Four years	983	1.4	25	0.1
Five years	1,918	2.6	1,439	2.8
Total	$72,457	100.0%	$52,498	100.0%

Note 8
Unused Available Lines of Credit

As of December 31, 2018, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. As of December 31, 2018, the Bank had secured lines of credit with the Federal Home Loan Bank of $193,460,000 collateralized by commercial mortgage loans. At December 31, 2018, the Company had lines of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any of the lines of credit discussed above at December 31, 2018 or 2017.

Note 9
Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2018.

2018
Shares outstanding at January 1	12,286,896
20% stock dividend paid on December 14, 2018	2,457,484
Issuance of common stock:
Employee restricted stock grants	9,530
Employee SARs exercised	12,048
Directors’ compensation	9,526
Shares repurchased	(163,634)
Shares forfeited	(564)
Shares outstanding at December 31	14,611,286

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

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2018	2017	2016
Basic:
Net income	$30,268	$25,014	$24,348
Weighted average common shares outstanding	14,675,136	14,700,557	14,718,228
Basic earnings per share	$2.06	$1.70	$1.65
Diluted:
Net income	$30,268	$25,014	$24,348
Weighted average common shares outstanding	14,675,136	14,700,558	14,718,228
Effect of dilutive restricted stock, performance based restricted stock (“PBRS”), and SARs	239,065	215,332	206,878
Weighted average common shares outstanding assuming dilution	14,914,202	14,915,890	14,925,106
Diluted earnings per share	$2.03	$1.68	$1.63

All share and per share data have been restated to give effect to the 20% stock dividend that was paid on December 14, 2018

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

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2018	2017
Projected benefit obligation:
Balance, January 1	$98,790	$85,551
Service cost	4,017	3,733
Interest cost	3,703	3,621
Actuarial (gain) loss	(7,768)	7,916
Benefits paid	(2,341)	(2,031)
Balance, December 31	$96,401	$98,790
Plan assets:
Fair value, January 1	$81,427	$73,168
Actual return	(4,506)	10,290
Employer contribution	—	—
Benefits paid	(2,341)	(2,031)
Fair value, December 31	$74,580	$81,427
Funded status:
Accrued pension liability	$(21,821)	$(17,363)

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2018, 2017 and 2016, the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve. For 2018, the RP-2014 Mortality Table and the MP-2018 Mortality Improvement Table were used. For 2017, the RP-2014 Mortality Table and MP-2017 Mortality Improvement Table were used. For 2016, the RP-2014 Mortality Table and MP-2016 Mortality Improvement Table were used.

	2018	2017	2016
Weighted average discount rate	4.30%	3.75%	4.25%
Rate of increase in compensation levels	(a)	(a)	(a)

(a)	6.0% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $83,724,000 and $85,236,000 as of December 31, 2018 and 2017, respectively. The Company does not expect to make a contribution to the Plan in 2019. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2019	$2,893,000
2020	3,099,000
2021	3,363,000
2022	3,769,000
2023	4,196,000
2024-2028	25,643,000

The Plan’s pension cost included the following components:

	For the Year Ended
	December 31,
(In thousands)	2018	2017	2016
Service cost – benefits earned during the year	$4,017	$3,733	$3,559
Interest cost on projected benefit obligations	3,703	3,621	3,505
Expected return on plan assets	(5,202)	(4,681)	(4,734)
Net amortization and deferral	1,522	1,382	1,259
Net periodic pension cost	$4,040	$4,055	$3,589

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2018	2017	2016
Weighted average discount rate	3.75%	4.25%	4.50%
Rate of increase in compensation levels	(a )	(a )	(a )
Expected long-term rate of return on assets	6.50%	6.50%	6.75%

(a)	6.0% graded down to 3.25% over the first seven years of service

For 2018, the RP-2014 Mortality Table and the MP-2017 Mortality Improvement Table were used. For 2017, the RP-2014 Mortality Table and the MP-2016 Mortality Improvement Table were used. For 2016, the RP-2014 Mortality Table and the MP-2015 Mortality Improvement Table were used.

The investment objective for the Plan is to maximize total return with a tolerance for average risk. Asset allocation is a balance between fixed income and equity investments, with a target allocation of approximately 51% fixed income, 19% U.S. equity and 30% non-U.S. equity. Due to volatility in the market, this target allocation is not always desirable and asset allocations can fluctuate between acceptable ranges. The fixed income component is invested in pooled investment grade securities. The equity components are invested in pooled large cap, small/mid cap and non-U.S. stocks. The expected one-year nominal returns and annual standard deviations are shown by asset class below:

		One-Year Nominal	Annual Standard
Asset Class	% of Total Portfolio	Return	Deviation
Core Fixed Income	51%	4.44%	3.90%
Large Cap U.S. Equities	14%	7.02%	15.10%
Small Cap U.S. Equities	5%	8.04%	18.75%
International (Developed)	25%	8.19%	17.36%
International (Emerging)	5%	10.45%	25.35%

Applying appropriate correlation factors between each of the asset classes the long-term rate of return on assets is estimated to be 6.50%.

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2018			2017
		Quoted Prices			Quoted Prices
		in Active			in Active
		Markets for	Significant		Markets for	Significant
		Identical	Observable		Identical	Observable
		Assets	Inputs		Assets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Cash	$423	$423	$—	$374	$374	$—
Equity securities
U.S. Small/Mid Cap Growth	3,405	—	3,405	4,111	—	4,111
Non-U. S. Core	18,398	—	18,398	21,065	—	21,065
U.S. Large Cap Passive	10,471	—	10,471	11,717	—	11,717
Emerging Markets	3,217	—	3,217	4,052	—	4,052
Fixed Income
U.S. Core	10,609	—	10,609	11,284	—	11,284
U.S. Passive	23,827	—	23,827	24,345	—	24,345
Opportunistic	4,230	—	4,230	4,479	—	4,479
Total	$74,580	$423	$74,157	$81,427	$374	$81,053

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

A summary of the activity in the SERP’s projected benefit obligation, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2018	2017
Benefit obligation:
Balance, January 1	$10,094	$9,132
Service cost	92	143
Interest cost	348	360
Benefits paid	(260)	(247)
Actuarial (gain) loss	(177)	706
Balance, December 31	$10,097	$10,094

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2018, 2017 and 2016, the SERP’s expected benefit cash flows were discounted using the Citigroup Above Median Curve.

	2018	2017	2016
Weighted average discount rate	4.10%	3.50%	4.00%
Rate of increase in compensation levels	(a)	(a)	(a)

(a)	6.00% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $8,830,000 and $8,734,000 as of December 31, 2018 and 2017, respectively. Since this is an unfunded plan, there are no plan assets. Benefits paid were $260,000 in 2018, and $247,000 in both 2017 and 2016. Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2019	$313,000
2020	312,000
2021	372,000
2022	749,000
2023	817,000
2024-2028	4,014,000

The SERP’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Service cost – benefits earned during the year	$92	$143	$133
Interest cost on projected benefit obligations	348	360	367
Net amortization and deferral	581	324	295
Net periodic pension cost	$1,021	$827	$795

The pretax amounts in accumulated other comprehensive loss as of December 31 were as follows:

	The Plan		SERP
(In thousands)	2018	2017	2018	2017
Prior service cost	$—	$—	$—	$—
Net actuarial loss	23,580	23,160	1,629	2,388
Total	$23,580	$23,160	$1,629	$2,388

The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2018 expected to be recognized as components of net periodic benefit cost in 2019 for the Plan are $0 and $1,634,000, respectively. The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2018 expected to be recognized as components of net periodic benefit cost in 2019 for the SERP are $0 and $277,000, respectively.

The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in the consolidated statements of income in 2018, 2017 and 2016 was $6,810,000, $5,799,000, and $5,367,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2018, 2017 and 2016 were $1,109,000, $925,000, and $658,000, respectively.

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

All share and per share data have been restated to give effect to the 20% stock dividend that was paid on December 14, 2018.

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

Changes in restricted shares outstanding for the year ended December 31, 2018 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2017	93,775	$41.92
Granted	35,000	49.79
Vested	(28,487)	39.03
Forfeited	(564)	46.70
Balance at December 31, 2018	99,724	$45.48

During 2017 and 2016, 31,277 and 47,779 shares, respectively, were granted with weighted average per share market values at date of grant of $49.55 in 2017 and $38.13 in 2016. The fair value of such shares are based on the market price on the date of grant. Amortization of the restricted stock bonus awards totaled $1,571,000 for 2018, $1,743,000 for 2017 and $1,712,000 for 2016. As of December 31, 2018, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,345,000 and the related weighted average period over which it is expected to be recognized is approximately 0.75 years. The total fair value of shares vested during the years ended December 2018, 2017, and 2016 was $1,112,000, $1,389,000, and $1,500,000, respectively.

Performance-Based Restricted Stock

In February of 2017, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2017 through December 31, 2019. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares granted was 30,388 with an average grant date fair value of $49.33 per share. The 2018 expense related to these grants totaled $690,000 and is based on the grant date fair value of the awards and the Company’s achievement of 132% of the target financial goals. The estimated expense for 2018 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In each of February and July of 2018, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2018 through December 31, 2020. The PBRS awards cliff vest on the three-year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares granted was 35,602 with an average grant date fair value of $48.67 per share. The 2018 expense related to these grants totaled $745,000 and is based on the grant date fair value of the awards and the Company’s achievement of 144% of the target financial goals. The estimated expense for 2018 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs

During 2018, there were no SARs granted and no expense recognized. As of December 31, 2018, there was no unrecognized compensation expense related to SARs.

Changes in SARs outstanding for the year ended December 31, 2018 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2017	281,067	$29.14
Exercised	(43,946)	25.26
Forfeited	—	—
Balance at December 31, 2018	237,121	29.86
Exercisable at December 31, 2018	237,121	$29.86

The total intrinsic value of SARs exercised during 2018 and 2017 was $1,110,000 and $892,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2018 was 3.50 years, and the aggregate intrinsic value was $5,468,000. The average remaining contractual term for SARs exercisable as of December 31, 2017 was 5.03 years, and the aggregate intrinsic value was $7,291,000.

The total compensation cost for share-based payment arrangements was $3,006,000, $2,340,000, and $1,959,000 in 2018, 2017, and 2016, respectively.

Note 12
Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2018	2017	2016
Postage and supplies	$2,180	$2,087	$1,925
Promotional expense	3,344	2,557	2,187
Professional fees	2,170	1,650	1,930
Outside service fees	4,909	4,424	3,316
Data processing services	919	897	372
Telecommunications	778	749	1,000
Other	1,963	1,722	1,913
Total other operating expense	$16,263	$14,086	$12,643

Note 13
Income Taxes

The components of income tax expense are as follows:

	For the Years Ended December 31,
(In thousands)	2018	2017	2016
Current:
Federal	$8,557	$4,250	$6,456
State	1,043	1,638	941
Deferred:
Federal	(3,404)	4,256	301
State	(117)	(259)	18
Total income tax expense	$6,079	$9,885	$7,716

A reconciliation of expected income tax expense, computed by applying the effective federal statutory rate of 21% for 2018 and 35% for each of 2017 and 2016 to income before income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2018	2017	2016
Expected income tax expense	$7,633	$12,214	$11,223
(Reductions) increases resulting from:
Tax-exempt income	(2,009)	(3,868)	(3,754)
State taxes, net of federal benefit	732	896	623
Share-based compensation adjustment	(286)	(376)	—
Adjustment of deferred tax asset or liability for TCJA	(74)	1,824	—
Other, net	83	(805)	(376)
Total income tax expense	$6,079	$9,885	$7,716

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

Also on December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the TCJA. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Based on the information available and current interpretation of the rules at December 31, 2017, the Company made provisional estimates of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they were expected to reverse in the future totaling $1,824,000. The final analysis and measurement was completed during the fourth quarter of 2018 when the Company filed the 2017 U.S. federal income tax return and a reduction of tax expense in the amount of $74,000 was recorded.

Income tax expense in 2018 totaled $6,079,000 compared to $9,885,000 and $7,716,000 in 2017 and 2016, respectively. When measured as a percent of pre-tax income, the Company’s effective tax rate was 17% in 2018, 28% in 2017, and 24% in 2016. The decrease in 2018 tax expense was primarily the result of two items:

●	the decrease in the federal income tax rate and
●	the one-time, non-cash charge of $1,824,000 that increased 2017 tax expense triggered by the passage of the TCJA on December 22, 2017.

The Company’s effective tax rate for 2018 was 17% and the Company’s 2017 effective tax rate was 25% excluding the onetime TCJA charge. The Company’s effective tax rate has traditionally been lower than the statutory rate because of investments and loans that are tax exempt.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,376	$2,413
ASC 715 pension funding liability	6,000	6,080
Net operating loss carryforward (1)	50	76
Supplemental executive retirement plan accrual	1,968	1,833
Stock compensation	1,673	1,307
Other	—	118
Total deferred tax assets	$12,067	$11,827
Deferred tax liabilities:
Premises and equipment	(1,937)	(2,248)
Pension	(409)	(1,379)
Intangible assets	(1,212)	(1,091)
Unrealized gain on investment in securities available-for-sale	(156)	(1,938)
Deferred income	—	(2,121)
Other	(80)	—
Total deferred tax liabilities	$(3,794)	$(8,777)
Net deferred tax assets	$8,273	$3,050

(1)	As of December 31, 2018, the Company had approximately $238,000 of net operating loss carry forwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carry forward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carry forward period, which expires in 2020.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2018 or 2017, due to management’s belief that all criteria for recognition have been met, including the expectation of projected future taxable income sufficient to support the realization of deferred tax assets.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2018	2017	2016
Balance at January 1	$1,632	$1,623	$1,194
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	(135)	(15)	407
Changes in unrecognized tax benefits as a result of tax position taken during the current year	192	263	311
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(286)	(239)	(289)
Balance at December 31	$1,403	$1,632	$1,623

At December 31, 2018, 2017 and 2016, the balance of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $1,272,000, $1,464,000 and $1,225,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.

As of December 31, 2018, 2017 and 2016, the Company had $136,000, $139,000 and $108,000, respectively, in accrued interest related to unrecognized tax benefits. During 2018, the Company recorded a net decrease in accrued interest of $3,000 and in 2017 a net increase of $31,000. The Company recognizes income tax related interest and penalties in income tax expense.

The Company believes it is reasonably possible that the total amount of tax benefits will decrease by approximately $316,000 over the next 12 months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2015 through 2017 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2014 through 2017 and currently is not under examination in any tax jurisdictions.

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

Note 15
Disclosures about Fair Value of Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2018 and 2017, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2018	2017
Conditional commitments to extend credit	$144,010	$87,013
Standby letters of credit	11,368	14,347
Commercial letters of credit	3,486	3,246

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2018		2017
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$230,933	$230,933	$228,110	$228,110
Investment in securities	441,534	441,534	470,523	470,523
Loans, net	711,362	711,090	676,026	675,020
Accrued interest receivable	7,069	7,069	7,413	7,413
Total	$1,390,898	$1,390,626	$1,382,072	$1,381,066

Balance sheet liabilities:
Deposits	$721,926	$722,018	$678,088	$678,346
Accounts and drafts payable	694,360	694,360	661,888	661,888
Accrued interest payable	91	91	55	55
Total	$1,416,377	$1,416,469	$1,340,031	$1,340,289

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

Note 16
Revenue from Contracts with Customers

On January 1, 2018, the Company adopted FASB ASC 606 and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings. Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the new guidance. The services that fall within the scope of FASB ASC 606 are presented within fee revenue and other income in the Consolidated Statements of Income and are recognized as revenue as the obligation to the customer is satisfied. Services within the scope of FASB ASC 606 include invoice processing and payment fees, bank service fees, and other real estate owned (“OREO”).

Invoice processing fees – The Company earns fees on a per-item or monthly basis for the invoice processing services rendered on behalf of customers. Per-item fees are recognized at the point in time when the performance obligation is satisfied. Monthly fees are earned over the course of a month, representing the period over which the performance obligation is satisfied. The Company also earns interest income from the balances generated during the payment cycle for the invoices processed, which is an integral component of the Company's compensation for invoice processing services but is out-of-scope of FASB ASC 606. The contracts have no significant impact of variable consideration and no significant financing components.

Invoice payment fees – The Company earns fees on a transaction level basis for invoice payment services when making customer payments. Fees are recognized at the point in time when the payment transactions are made, which is when the performance obligation is satisfied. The contracts have no significant impact of variable consideration and no significant financing components.

Bank service fees – Revenue from service fees consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds. Service charges on deposit accounts are transaction based fees that are recognized at the point in time when the performance obligation is satisfied. Service charges are recognized on a monthly basis representing the period over which the performance obligation is satisfied. The contracts have no significant impact of variable consideration and no significant financing components.

OREO – The Company currently does not have any OREO and has not in recent years. Net gains or losses would be recorded when other real estate is sold to a third party and substantially all of the consideration for the transfer of property is received.

	For the Years Ended December 31,
(In thousands)	2018	2017	2016
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$78,461	$72,961	$67,276
Invoice payment fees	23,720	20,361	16,437
Information services payment and processing revenue	102,181	93,322	83,713
Bank service fees	1,335	1,349	1,276
Fee revenue (in-scope of FASB ASC 606)	103,516	94,671	84,989
Other income (out-of-scope of FASB ASC 606)	560	841	1,147
Total fee revenue and other income	104,076	95,512	86,136

Net interest income after provision for loan losses (out-of-scope of FASB ASC 606)	44,190	39,790	39,401
Total net revenue	$148,266	$135,302	$125,537

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

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other. Certain amounts in the table below for 2017 and 2016 have been reclassified to conform to 2018 presentation.

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2018, 2017 and 2016, is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
2018
Fee income from customers	$102,839	$1,307	$(70)	$104,076
Interest income*	22,273	23,706	4,369	50,348
Interest expense	—	3,736	—	3,736
Intersegment income (expense)	—	1,880	(1,880)	—
Depreciation and amortization	4,254	142	—	4,396
Tax-equivalized pre-tax income*	24,962	11,625	2,181	38,768
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,554	—	—	1,554
Total Assets	826,201	886,291	(17,316)	1,695,176

Funding Sources	642,733	572,653	—	1,215,386
2017
Fee income from customers	$93,484	$1,547	$481	$95,512
Interest income*	20,634	23,732	3,301	47,667
Interest expense	—	2,187	—	2,187
Intersegment income (expense)	—	1,362	(1,362)	—
Depreciation and amortization	3,902	149	—	4,051
Tax-equivalized pre-tax income*	24,990	13,691	1,908	40,589
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,996	—	—	1,996
Total Assets	854,214	830,672	(27,677)	1,603,209
Funding Sources	604,493	598,986	—	1,203,479
2016
Fee income from customers	$83,821	$1,417	$898	$86,136
Interest income*	18,729	24,088	2,614	45,431
Interest expense	—	2,029	—	2,029
Intersegment income (expense)	—	1,136	(1,136)	—
Depreciation and amortization	3,488	165	—	3,653
Tax-equivalized pre-tax income*	20,065	15,090	2,410	37,565
Goodwill	11,454	136	—	11,590
Other intangible assets, net	1,997	—	—	1,997
Total Assets	763,999	756,164	(15,324)	1,504,839
Funding Sources	545,726	614,974	—	1,160,700

*

Presented on a tax-equivalent basis assuming a tax rate of 21% for 2018 and 35% for 2017 and 2016. The tax-equivalent adjustment was approximately $2,422,000 for 2018, $5,691,000 for 2017, and $5,550,000 for 2016.

Note 18
Subsequent Events

In accordance with FASB ASC 855 - Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2018, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 19
Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets
	December 31,
(In thousands)	2018	2017
Assets
Cash and due from banks	$35,735	$56,462
Short-term investments	35,201	48,324
Securities available-for-sale, at fair value	441,534	470,523
Loans, net	20,188	12,239
Investments in subsidiaries	130,231	113,681
Premises and equipment, net	21,358	20,927
Other assets	278,151	199,865
Total assets	$962,398	$922,021
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$693,026	$661,342
Other liabilities	39,362	35,533
Total liabilities	732,388	696,875
Total shareholders’ equity	230,010	225,146
Total liabilities and shareholders’ equity	$962,398	$922,021

	Condensed Statements of Income
	For the Years Ended December 31,
(In thousands)	2018	2017	2016
Income from subsidiaries:
Interest	$—	$—	$2
Management fees	2,668	2,172	2,105
Income from subsidiaries	2,668	2,172	2,107
Information services revenue	100,628	93,133	83,543
Net interest income after provision	14,159	13,217	13,389
(Loss) Gain on sales of investment securities	(42)	—	387
Other income	456	483	504
Total income	117,869	109,005	99,930
Expenses:
Salaries and employee benefits	77,946	70,409	65,968
Other expenses	23,442	20,333	18,133
Total expenses	101,388	90,742	84,101
Income before income tax and equity in undistributed
income of subsidiaries	16,481	18,263	15,829
Income tax expense	1,788	4,394	1,540
Income before undistributed income of subsidiaries	14,693	13,869	14,289
Equity in undistributed income of subsidiaries	15,575	11,145	10,059
Net income	$30,268	$25,014	$24,348

	Condensed Statements of Cash Flows
	For the Years Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$30,268	$25,014	$24,348
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiaries	(15,575)	(11,145)	(10,059)
Net change in other assets	(76,686)	(41,013)	(7,085)
Net change in other liabilities	3,829	10,118	6,683
Amortization of stock-based awards	2,583	1,743	1,677
Other, net	10,242	9,219	7,558
Net cash provided by (used in) operating activities	(45,339)	(6,064)	23,122
Cash flows from investing activities:
Net decrease (increase) in securities	14,615	(80,621)	(33,025)
Net (increase) decrease in loans	(7,949)	34,944	40,431
Purchases of premises and equipment, net	(4,211)	(4,020)	(4,557)
Net cash (used in) provided by investing activities	2,455	(49,697)	2,849
Cash flows from financing activities:
Net increase in accounts and drafts payable	31,684	20,397	64,026
Cash dividends paid	(13,177)	(10,675)	(9,979)
Purchase of common shares for treasury	(8,838)	(2,270)	(9,215)
Other financing activities	(635)	(267)	1,705
Net cash provided by financing activities	9,034	7,185	46,537
Net (decrease) increase in cash and cash equivalents	(33,850)	(48,576)	72,508
Cash and cash equivalents at beginning of year	104,786	153,362	80,854
Cash and cash equivalents at end of year	$70,936	$104,786	$153,362

Note 20
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter		YTD
2018
Fee revenue and other income	$25,374	$25,640	$26,435	$26,627		$104,076
Interest income	11,288	11,513	12,215	12,910		47,926
Interest expense	679	794	1,029	1,234		3,736
Net interest income	10,609	10,719	11,186	11,676		44,190
Provision for loan losses	—	—	—	—		—
Operating expense	26,182	27,463	28,530	29,744		111,919
Income tax expense	1,709	1,387	1,481	1,502		6,079
Net income	$8,092	$7,509	$7,610	$7,057		$30,268
Net income per share:
Basic earnings per share	$.55	$.51	$.52	$.48		$2.06
Diluted earnings per share	.54	.50	.51	.47		2.03
2017
Fee revenue and other income	$22,771	$23,800	$24,207	$24,734		$95,512
Interest income	9,999	10,332	10,665	10,981		41,977
Interest expense	480	470	571	666		2,187
Net interest income	9,519	9,862	10,094	10,315		39,790
Provision for loan losses	—	—	—	—		—
Operating expense	24,318	24,901	25,042	26,142		100,403
Income tax expense	1,665	2,248	2,396	3,576	(1)	9,885	(1)
Net income	$6,307	$6,513	$6,863	$5,331		$25,014
Net income per share:
Basic earnings per share	$.43	$.44	$.47	$.36		$1.70
Diluted earnings per share	.42	.44	.46	.36		1.68

(1)	Includes one-time, non-cash TCJA charge of $1,824,000

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cass Information Systems, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
March 1, 2019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018, is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cass Information Systems, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information,” and “Beneficial Ownership of Securities.”

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

There were no material changes to the procedures by which shareholders may recommend nominees to the Board during the fourth quarter of fiscal 2018.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2019 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2019 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2018:

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	390,644	$36.47	507,654

Equity compensation plans not approved by security holders	—	—	—
Total	390,644	$36.47	507,654

Note: All share and per share data have been restated to give effect to the 20% stock dividend that was paid on December 14, 2018.
(1)	Amount disclosed relates to the Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”).
(2)

Includes restricted stock units, restricted stock, SARs, and performance-based stock. Performance-based stock is included assuming 100% attainment of the targets. The actual number of shares of performance-based stock to be awarded at the end of applicable performance periods ranges from 0% to 150% of the target amount awarded depending on the Company’s achievement of pre-established financial goals.

Refer to Note 11 to the consolidated financial statements for information concerning the Omnibus Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the section entitled “Election of Directors – Proposal 1” of the Company’s 2019 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 3” of the Company’s 2019 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: February 28, 2019	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2019	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: February 28, 2019	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber

Date: February 28, 2019	By	/s/	Ralph W. Clermont
Ralph W. Clermont

Date: February 28, 2019	By	/s/	Lawrence A. Collett
Lawrence A. Collett

Date: February 28, 2019	By	/s/	Robert A. Ebel
Robert A. Ebel

Date: February 28, 2019	By	/s/	Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: February 28, 2019	By	/s/	James J. Lindemann
James J. Lindemann

Date: February 28, 2019	By	/s/	Joseph D. Rupp
Joseph D. Rupp

Date: February 28, 2019	By	/s/	Randall L. Schilling
Randall L. Schilling

Date: February 28, 2019	By	/s/	Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.