Form 10-Q
period 2019-03-31
CASS INFORMATION SYSTEMS INC
filed 2019-05-07
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2019

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

The number of shares outstanding of the registrant's only class of common stock as of April 25, 2019: Common stock, par value $.50 per share – 14,526,274 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	March 31, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Income
	Three months ended March 31, 2019 and 2018 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three months ended March 31, 2019 and 2018 (unaudited)	5

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2019 and 2018 (unaudited)	6

	Consolidated Statements of Shareholders’ Equity
	Three months ended March 31, 2019 and 2018 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4.	CONTROLS AND PROCEDURES	29

PART II – Other Information – Items 1. – 6.		29

SIGNATURES		31

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	March 31,
	2019	December 31,
	(Unaudited)	2018
Assets
Cash and due from banks	$15,090	$15,042
Interest-bearing deposits in other financial institutions	113,937	179,281
Federal funds sold and other short-term investments	55,327	36,610
Cash and cash equivalents	184,354	230,933
Securities available-for-sale, at fair value	441,189	441,534

Loans	751,309	721,587
Less: Allowance for loan losses	10,486	10,225
Loans, net	740,823	711,362
Premises and equipment, net	21,644	22,031
Investment in bank-owned life insurance	17,495	17,384
Payments in excess of funding	162,953	160,777
Goodwill	12,569	12,569
Other intangible assets, net	1,446	1,554
Other assets	102,408	97,032
Total assets	$1,684,881	$1,695,176

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$271,178	$313,258
Interest-bearing	384,254	408,668
Total deposits	655,432	721,926
Accounts and drafts payable	739,357	694,360
Other liabilities	55,612	49,042
Total liabilities	1,450,401	1,465,328

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at March 31, 2019 and December 31, 2018	7,753	7,753
Additional paid-in capital	205,310	205,770
Retained earnings	79,558	75,171
Common shares in treasury, at cost (979,498 shares at March 31, 2019 and 894,486 shares at December 31, 2018)	(44,685)	(39,974)
Accumulated other comprehensive loss	(13,456)	(18,872)
Total shareholders’ equity	234,480	229,848
Total liabilities and shareholders’ equity	$1,684,881	$1,695,176

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended
	March 31,
	2019	2018
Fee Revenue and Other Income:
Information services payment and processing revenue	$26,457	$24,827
Bank service fees	376	335
Gains on sales of securities	11	13
Other	169	199
Total fee revenue and other income	27,013	25,374

Interest Income:
Interest and fees on loans	8,629	7,542
Interest and dividends on securities:
Taxable	642	321
Exempt from federal income taxes	2,037	2,565
Interest on federal funds sold and other short-term investments	1,589	860
Total interest income	12,897	11,288

Interest Expense:
Interest on deposits	1,290	679
Net interest income	11,607	10,609
Provision for loan losses	250	—
Net interest income after provision for loan losses	11,357	10,609
Total net revenue	38,370	35,983

Operating Expense:
Salaries and employee benefits	22,277	20,382
Occupancy	959	854
Equipment	1,469	1,308
Amortization of intangible assets	107	110
Other operating expense	3,650	3,528
Total operating expense	28,462	26,182
Income before income tax expense	9,908	9,801
Income tax expense	1,745	1,709
Net income	$8,163	$8,092

Basic earnings per share	$.56	$.55
Diluted earnings per share	.55	.54

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2019	2018
Comprehensive Income:
Net income	$8,163	$8,092
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	7,137	(9,774)
Tax effect	(1,699)	2,326
Reclassification adjustments for gains included in net income	(11)	(13)
Tax effect	3	3
Foreign currency translation adjustments	(14)	39
Total comprehensive income	$13,579	$673

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$8,163	$8,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,699	3,018
Net gains on sales of securities	(11)	(13)
Stock-based compensation expense	857	638
Provision for loan losses	250	—
Increase in income tax liability	1,717	1,352
Increase in pension liability	1,295	1,231
(Increase) decrease in accounts receivable	(485)	6,410
Other operating activities, net	1,950	(2,569)
Net cash provided by operating activities	16,435	18,159

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	1,101	9,543
Proceeds from maturities of securities available-for-sale	4,824	11,030
Purchase of securities available-for-sale	—	(16,752)
Net increase in loans	(29,711)	(15,764)
Increase in payments in excess of funding	(2,176)	(18,454)
Purchases of premises and equipment, net	(646)	(1,387)
Net cash used in investing activities	(26,608)	(31,784)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(42,080)	(23,626)
Net decrease in interest-bearing demand and savings deposits	(26,095)	(15,149)
Net increase (decrease) in time deposits	1,681	(69)
Net increase in accounts and drafts payable	39,892	27,825
Cash dividends paid	(3,776)	(2,948)
Purchase of common shares for treasury	(5,701)	(529)
Other financing activities, net	(327)	(407)
Net cash used in financing activities	(36,406)	(14,903)
Net decrease in cash and cash equivalents	(46,579)	(28,528)
Cash and cash equivalents at beginning of period	230,933	228,110
Cash and cash equivalents at end of period	$184,354	$199,582

Supplemental information:
Cash paid for interest	$1,224	$667
Cash paid for income taxes	8	263

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(In thousands except per share data)	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance, December 31, 2017	$6,524	$204,631	$59,314	$(32,061)	$(13,320)	$225,088

Net income			8,092			8,092
Cash dividends ($.20 per share)			(2,948)			(2,948)
Issuance of 23,456 common shares pursuant
to stock-based compensation plan, net		(721)		257		(464)
Exercise of SARs		(69)		32		(37)
Stock-based compensation expense		638				638
Purchase of 11,456 common shares				(529)		(529)
Other comprehensive loss					(7,418)	(7,418)
Balance, March 31, 2018	$6,524	$204,479	$64,458	$(32,301)	$(20,738)	$222,422

Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

Net income			8,163			8,163
Cash dividends ($.26 per share)			(3,776)			(3,776)
Issuance of 25,124 common shares pursuant
to stock-based compensation plan, net		(1,014)		826		(188)
Exercise of SARs		(303)		164		(139)
Stock-based compensation expense		857				857
Purchase of 107,815 common shares				(5,701)		(5,701)
Other comprehensive income					5,416	5,416
Balance, March 31, 2019	$7,753	$205,310	$79,558	$(44,685)	$(13,456)	$234,480

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. All share and per share data in the unaudited consolidated financial statements and accompanying notes have been restated to give effect to the 20% stock dividend paid on December 14, 2018. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2018.

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

Details of the Company’s intangible assets are as follows:

	March 31, 2019		December 31, 2018
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$4,288	$(3,163)	$4,288	$(3,071)
Patents	72	(17)	72	(16)
Non-compete agreements	332	(332)	332	(326)
Software	234	(234)	234	(234)
Other	500	(234)	500	(225)
Unamortized intangible assets:
Goodwill[1]	12,796	(227)	12,796	(227)
Total intangible assets	$18,222	$(4,207)	$18,222	$(4,099)
[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over two and five years; software over three years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $107,000 and $110,000 for the three-month periods ended March 31, 2019 and 2018, respectively. Estimated annual amortization of intangibles is as follows: $412,000 in 2019, $406,000 in each of 2020 and 2021, and $88,000 in each of 2022 and 2023.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no antidilutive shares in the three months ended March 31, 2019 and 2018. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
(In thousands except share and per share data)	2019	2018
Basic
Net income	$8,163	$8,092
Weighted-average common shares outstanding	14,455,527	14,679,619
Basic earnings per share	$.56	$.55

Diluted
Net income	$8,163	$8,092
Weighted-average common shares outstanding	14,455,527	14,679,619
Effect of dilutive restricted stock and stock appreciation rights	253,168	226,901
Weighted-average common shares outstanding assuming dilution	14,708,695	14,906,520
Diluted earnings per share	$.55	$.54

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on January 29, 2019, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 107,815 shares during the three-month period ended March 31, 2019 and 11,456 shares during the three-month period ended March 31, 2018. As of March 31, 2019, 497,000 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Management evaluates segment performance based on tax-equivalized* pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.

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

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

●	Information Services – fixed or variable rates depending upon the specific characteristics of the funding source, and
●	Banking Services – a variable rate that is based upon the overall performance of Banking Services’ earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended March 31, 2019
Fee income from customers	$26,796	$391	$(174)	$27,013
Interest income*	6,177	7,486	(225)	13,438
Interest expense	—	1,290	—	1,290
Intersegment income (expense)	—	519	(519)	—
Tax-equivalized pre-tax income*	7,588	3,260	(398)	10,450
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,446	—	—	1,446
Total Assets	874,971	832,326	(22,416)	1,684,881
Funding Sources	647,590	591,199	—	1,238,789
Three Months Ended March 31, 2018
Fee income from customers	$24,872	$376	$126	$25,374
Interest income*	6,157	6,895	(1,077)	11,975
Interest expense	—	679	—	679
Intersegment income (expense)	—	462	(462)	—
Tax-equivalized pre-tax income*	7,375	4,064	(951)	10,488
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,885	—	—	1,885
Total Assets	878,199	858,283	(85,680)	1,650,802
Funding Sources	644,909	595,837	—	1,240,746
*	Presented on a tax-equivalent basis assuming a tax rate of 21% for 2019 and 2018. The tax-equivalent adjustment was approximately $541,000 and $687,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Commercial and industrial	$313,404	$277,091
Real estate
Commercial:
Mortgage	93,268	95,605
Construction	15,293	11,858
Faith-based:
Mortgage	312,164	316,147
Construction	17,070	20,576
Other	110	310
Total loans	$751,309	$721,587

The following table presents the aging of loans by loan categories at March 31, 2019 and December 31, 2018:

	Performing			Nonperforming
				90 Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
March 31, 2019
Commercial and industrial	$313,404	$—	$—	$—	$—	$313,404
Real estate
Commercial:
Mortgage	93,110	—	158	—	—	93,268
Construction	15,293	—	—	—	—	15,293
Faith-based:
Mortgage	312,164	—	—	—	—	312,164
Construction	17,070	—	—	—	—	17,070
Other	110	—	—	—	—	110
Total	$751,151	$—	$158	$—	$—	$751,309
December 31, 2018
Commercial and industrial	$277,091	$—	$—	$—	$—	$277,091
Real estate
Commercial:
Mortgage	95,605	—	—	—	—	95,605
Construction	11,858	—	—	—	—	11,858
Faith-based:
Mortgage	316,147	—	—	—	—	316,147
Construction	20,576	—	—	—	—	20,576
Other	310	—	—	—	—	310
Total	$721,587	$—	$—	$—	$—	$721,587

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2019 and December 31, 2018:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
March 31, 2019
Commercial and industrial	$311,776	$1,628	$—	$313,404
Real estate
Commercial:
Mortgage	93,110	158	—	93,268
Construction	15,293	—	—	15,293
Church, church-related:
Mortgage	310,986	1,178	—	312,164
Construction	17,070	—	—	17,070
Other	110	—	—	110
Total	$748,345	$2,964	$—	$751,309
December 31, 2018
Commercial and industrial	$275,308	$1,783	$—	$277,091
Real estate
Commercial:
Mortgage	95,447	158	—	95,605
Construction	11,858	—	—	11,858
Church, church-related:
Mortgage	314,940	1,207	—	316,147
Construction	20,576	—	—	20,576
Other	310	—	—	310
Total	$718,439	$3,148	$—	$721,587
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no non-accrual loans, loans delinquent 90 days or more and still accruing interest, or loans classified as troubled debt restructuring at March 31, 2019 or December 31, 2018.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of March 31, 2019 or December 31, 2018.

A summary of the activity in the allowance for loan losses from December 31, 2018 to March 31, 2019 is as follows:

	December 31,	Charge-			March 31,
(In thousands)	2018	Offs	Recoveries	Provision	2019
Commercial and industrial	$4,179	$—	$11	$529	$4,719
Real estate
Commercial:
Mortgage	1,417	—	—	(33)	1,384
Construction	89	—	—	26	115
Church, church-related:
Mortgage	3,961	—	—	(51)	3,910
Construction	155	—	—	(27)	128
Other	424	—	—	(194)	230
Total	$10,225	$—	$11	$250	$10,486

A summary of the activity in the allowance for loan losses from December 31, 2017 to March 31, 2018 is as follows:

	December 31,	Charge-			March 31,
(In thousands)	2017	Offs	Recoveries	Provision	2018
Commercial and industrial	$3,652	$—	$5	$320	$3,977
Real estate
Commercial:
Mortgage	1,394	—	—	(53)	1,341
Construction	70	—	—	48	118
Church, church-related:
Mortgage	3,962	—	—	(106)	3,856
Construction	196	—	—	22	218
Industrial Revenue Bond	52	—	—	(12)	40
Other	879	—	—	(219)	660
Total	$10,205	$—	$5	$—	$10,210

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2019 and December 31, 2018, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2019, the balance of unused loan commitments, standby and commercial letters of credit were $145,100,000, $11,029,000, and $3,791,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to time deposits at March 31, 2019:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Time deposits	$74,138	$52,181	$19,504	$2,453	$—
Total	$74,138	$52,181	$19,504	$2,453	$—

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the three months ended March 31, 2019, 25,124 restricted shares, 36,403 performance-based restricted shares, and 0 SARs were granted under the Omnibus Plan.

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

As of March 31, 2019, the total unrecognized compensation expense related to non-vested restricted shares was $2,150,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.15 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended
	March 31, 2019
	Shares	Fair Value
Balance at December 31, 2018	99,724	$45.48
Granted	25,124	49.04
Vested	(11,196)	37.73
Balance at March 31, 2019	113,652	$47.03

Performance-Based Restricted Stock
In February of 2017, the Company granted three-year performance based restricted stock (“PBRS”) awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2017 through December 31, 2019. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares outstanding at March 31, 2019 was 30,057 with a grant date fair value of $49.33 per share. The 2019 expense related to these grants is currently estimated to be $655,000 and is based on the grant date fair value of the awards and the Company’s achievement of 132% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In February and July of 2018, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2018 through December 31, 2020. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares outstanding at March 31, 2019 was 35,258 with an average grant date fair value of $49.04 per share. The 2019 expense related to these grants is currently estimated to be $829,000 and is based on the grant date fair value of the awards and the Company’s achievement of 144% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In February of 2019, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2019 through December 31, 2021. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares outstanding at March 31, 2019 was 36,403 with an average grant date fair value of $49.10 per share. The 2019 expense related to these grants is currently estimated to be $595,000 and is based on the grant date fair value of the awards and the Company’s achievement of 100% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs
There were no SARs granted and no expense recognized during the three months ended March 31, 2019. Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2019:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Balance at December 31, 2018	237,121	$29.86	3.50	$5,468
Exercised	(11,335)	21.95	—	—
Exercisable at March 31, 2019	225,786	$30.26	3.33	$3,848

There were no non-vested SARs at March 31, 2019.

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

	Estimated	Actual
(In thousands)	2019	2018
Service cost – benefits earned during the year	$3,708	$4,017
Interest cost on projected benefit obligations	4,083	3,703
Expected return on plan assets	(4,754)	(5,202)
Net amortization	1,634	1,522
Net periodic pension cost	$4,671	$4,040

Pension costs recorded to expense were $1,179,000 and $1,049,000 for the three-month periods ended March 31, 2019 and 2018, respectively. Pension costs increased in 2019 primarily due to a decrease in the discount rate. The Company made no contribution to the plan during the three-month period ended March 31, 2019 and is evaluating the amount of additional contributions, if any, in the remainder of 2019.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2018 and an estimate for 2019:

	Estimated	Actual
(In thousands)	2019	2018
Service cost – benefits earned during the year	$97	$92
Interest cost on projected benefit obligation	408	348
Net amortization	276	581
Net periodic pension cost	$781	$1,021

Pension costs recorded to expense were $195,000 and $255,000 for the three-month periods ended March 31, 2019 and 2018, respectively.

Note 10 – Income Taxes

As of March 31, 2019, the Company’s unrecognized tax benefits were approximately $1,451,000, of which $1,326,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2018, the Company's unrecognized tax benefits were approximately $1,403,000, of which $1,272,000 would, if recognized, affect the Company's effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $317,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $154,000 and $136,000 of gross interest accrued as of March 31, 2019 and December 31, 2018, respectively. There were no penalties for unrecognized tax benefits accrued at March 31, 2019 and December 31, 2018.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2015 through 2017 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2014 through 2017.

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

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$327,139	$8,585	$181	$335,543
U.S. government agencies	104,273	198	820	103,651
Certificates of deposit	1,995	—	—	1,995
Total	$433,407	$8,783	$1,001	$441,189

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$332,732	$3,791	$1,806	$334,717
U.S. government agencies	106,153	86	1,417	104,822
Certificates of deposit	1,995	—	—	1,995
Total	$440,880	$3,877	$3,223	$441,534

The fair values of securities with unrealized losses are as follows:

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$—	$—	$22,617	$181	$22,617	$181
U.S. government agencies	4,945	5	44,251	815	49,196	820
Certificates of deposit	—	—	—	—	—	—
Total	$4,945	$5	$66,868	$996	$71,813	$1,001

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$91,248	$556	$60,546	$1,250	$151,794	$1,806
U.S. government agencies	30,409	130	38,005	1,287	68,414	1,417
Certificates of deposit	—	—	—	—	—	—
Total	$121,657	$686	$98,551	$2,537	$220,208	$3,223

There were 40 securities, or 13% of the total (39 greater than 12 months), in an unrealized loss position as of March 31, 2019. There were 169 securities, or 46% of the total (24 greater than 12 months), in an unrealized loss position as of March 31, 2018. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2019
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$17,585	$17,607
Due after 1 year through 5 years	123,001	124,343
Due after 5 years through 10 years	241,321	248,393
Due after 10 years	51,500	50,846
Total	$433,407	$441,189

Proceeds from sales of investment securities classified as available for sale were $1,101,000 and $9,543,000 for the three months ended March 31, 2019 and 2018, respectively. Gross realized gains were $11,000 and $13,000 for the three months ended March 31, 2019 and 2018, respectively. There were no securities pledged to secure public deposits and for other purposes at March 31, 2019.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2019		December 31, 2018
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$184,354	$184,354	$230,933	$230,933
Investment securities	441,189	441,189	441,534	441,534
Loans, net	740,823	739,240	711,362	711,090
Accrued interest receivable	6,489	6,489	7,069	7,069
Total	$1,372,855	$1,371,272	$1,390,898	$1,390,626
Balance sheet liabilities:
Deposits	$655,432	$655,563	$721,926	$722,018
Accounts and drafts payable	739,357	739,357	694,360	694,360
Accrued interest payable	157	157	91	91
Total	$1,394,946	$1,395,077	$1,416,377	$1,416,469

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2019 and 2018. No financial instruments are measured using Level 3 inputs for the three months ended March 31, 2019 and 2018.

Note 13 – Revenue from Contracts with Customers

On January 1, 2018, the Company adopted FASB ASC 606, Revenue from Contracts with Customers (“FASB ASC 606”) and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings. Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the new guidance. The services that fall within the scope of FASB ASC 606 are presented within fee revenue and other income in the Consolidated Statements of Income and are recognized as revenue as the obligation to the customer is satisfied. Services within the scope of FASB ASC 606 include invoice processing and payment fees, bank service fees, and other real estate owned (“OREO”).

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

	For the Three Months
	Ended March 31,
(In thousands)	2019	2018
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$20,542	$19,149
Invoice payment fees	5,915	5,678
Information services payment and processing revenue	26,457	24,827
Bank service fees	376	335
Fee revenue (in-scope of FASB ASC 606)	26,833	25,162
Other income (out-of-scope of FASB ASC 606)	180	212
Total fee revenue and other income	27,013	25,374

Net interest income after provision for loan losses (out-of-scope of FASB ASC 606)[1]	11,357	10,609
Total net revenue	$38,370	$35,983
[1]	The Company earns interest income from the balances generated during the invoice processing and payment cycle and on deposit accounts, which is an integral component of the Company’s compensation; but, is out-of-scope of FASB ASC 606.

Note 14 – Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC Topic 842). The Company leases certain premises under operating leases. As of March 31, 2019, the Company had lease liabilities of $7,590,000 and right-of-use assets of $6,895,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended March 31, 2019, operating lease cost was $420,000, short-term lease cost was $36,000, and there was no variable lease cost. For the three months ended March 31, 2019, the weighted average remaining lease term for the operating leases was 7.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.5%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised.

A maturity analysis of operating lease liabilities and undiscounted cash flows for the three months ended March 31, 2019 was as follows:

March 31,
(In thousands)	2019
Lease payments due
Less than 1 year	$1,619
1-2 years	1,740
2-3 years	1,555
3-4 years	1,400
4-5 years	468
Over 5 years	2,265
Total undiscounted cash flows	9,047
Discount on cash flows	1,457
Total lease liability	$7,590

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2019. At March 31, 2019, the Company had one lease that had not yet commenced, but is expected to create approximately $800,000 of additional lease liabilities and right-of-use assets for the Company. This lease is anticipated to commence in 2020.

Note 15 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2019, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2018 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income. The cost of fuel is another factor that has a significant impact on the transportation sector. As the price of fuel goes up or down, the Company’s earnings increase or decrease with the dollar amount of transportation invoices. Another negative impact of low fuel prices could be a drop in the number of invoices related to drilling supplies carried by domestic railroads and trucks that move pipes, sand and water for fracking operations.

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

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management’s estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in the “Provision and Allowance for Loan Losses” section of this report. The Company’s estimates have been materially accurate in the past, and accordingly, the Company expects to continue to utilize the present processes thru 2019, after which current expected credit losses methodology will be adopted.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2019 (“First Quarter of 2019”) compared to the three-month period ended March 31, 2018 (“First Quarter of 2018”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2018 Annual Report on Form 10-K. Results of operations for the First Quarter of 2019 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
			%
(Dollars in thousands except per share data)	2019	2018	Change
Net income	$8,163	$8,092	0.9%
Diluted earnings per share	$.55	$.54	1.9%
Return on average assets	1.96%	2.01%	—
Return on average equity	14.67%	14.94%	—

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

	First Quarter of
			%
(In thousands)	2019	2018	Change
Transportation invoice volume	8,948	9,191	(2.6)%
Transportation invoice dollar volume	$6,985,773	$6,790,747	2.9%
Facility expense transaction volume*	6,994	7,121	(1.8)%
Facility expense dollar volume	$3,617,428	$3,438,203	5.2%
Payment and processing revenue	$26,457	$24,827	6.6%
*Includes energy, telecom and environmental

First Quarter of 2019 compared to First Quarter of 2018:

Payment and processing fee revenue increased 7%. Transportation activity was mixed with dollar volume increasing 3% in the quarter aided by higher carrier and fuel prices, while transportation invoice volume declined 3% compared to a strong First Quarter of 2018 that included one additional processing day. Facility-related dollar volume was up 5%. New customer wins, coupled with increased volume from current accounts, supported the increase. Facility expense transactions were down 2% for the period primarily due to a reduction in the number of sites for existing retail customers and one less processing day in the First Quarter of 2019.

Gains of $11,000 on the sales of securities were recognized in the First Quarter of 2019, compared to $13,000 in gains in the First Quarter of 2018.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	First Quarter of
			%
(In thousands)	2019	2018	Change
Average earnings assets	$1,438,613	$1,410,945	1.96%
Average interest-bearing liabilities	389,849	381,926	2.07%
Net interest income*	12,148	11,296	7.54%
Net interest margin*	3.42%	3.25%	—
Yield on earning assets*	3.79%	3.44%	—
Rate on interest-bearing liabilities	1.34%	.72%	—
*Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2019 and 2018.

First Quarter of 2019 compared to First Quarter of 2018:

First Quarter of 2019 average earning assets increased $27,668,000, or 2.0%, compared to the same period in the prior year. Average interest-bearing deposits in other financial institutions increased $34,097,000, or 31.9%, and loans increased $31,426,000, or 4.6%. Average investment securities decreased $24,499,000, or 5.3%, and federal funds sold and other short-term investments decreased $7,835,000, or 5.4%, in the First Quarter of 2019 compared to the First Quarter of 2018.

Total average interest-bearing liabilities for the First Quarter of 2019 increased $7,923,000, or 2.1%, compared to the First Quarter of 2018. Average accounts and drafts payable increased $8,958,000, or 1.2%, in the First Quarter of 2019 compared to the First Quarter of 2018.

First Quarter of 2019 tax-equivalized net interest income increased $852,000, or 7.5%, compared to the same period in the prior year as a result of the increase in average earning assets and the improving rate environment. The changes to the interest rate environment also led to an increase in the rate on interest-bearing liabilities in the First Quarter of 2019 compared to the First Quarter of 2018.

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

	First Quarter of 2019			First Quarter of 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2]:
Taxable	$721,526	$8,629	4.85%	$687,271	$7,523	4.44%
Tax-exempt[3]	—	—	—	2,829	24	3.44
Investment securities[4]:
Taxable	106,641	632	2.40	54,502	294	2.19
Tax-exempt[3]	330,624	2,578	3.16	407,262	3,247	3.23
Certificates of deposit	1,995	10	2.03	7,516	27	1.46
Interest-bearing deposits in other financial institutions	141,038	810	2.33	106,941	399	1.51
Federal funds sold and other short-term investments	136,789	779	2.31	144,624	461	1.29
Total earning assets	1,438,613	13,438	3.79	1,410,945	11,975	3.44
Non-earning assets
Cash and due from banks	13,816			14,259
Premises and equipment, net	22,015			21,797
Bank-owned life insurance	17,429			16,968
Goodwill and other intangibles	14,080			14,520
Other assets	191,474			162,286
Allowance for loan losses	(10,232)			(10,208)
Total assets	$1,687,195			$1,630,567
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand Deposits	$304,890	$922	1.23%	$318,996	$520.66%
Savings deposits	12,009	33	1.11	10,301	19.75
Time deposits >= $100	23,221	111	1.94	23,386	75	1.30
Other time deposits	49,729	224	1.83	29,243	65.90
Total interest-bearing deposits	389,849	1,290	1.34	381,926	679.72
Short-term borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	389,849	1,290	1.34	381,926	679.72
Non-interest bearing liabilities
Demand deposits	270,169			247,882
Accounts and drafts payable	750,074			741,116
Other liabilities	51,427			39,960
Total liabilities	1,461,519			1,410,884
Shareholders’ equity	225,676			219,683
Total liabilities and shareholders’ equity	$1,687,195			$1,630,567
Net interest income		$12,148			$11,296
Net interest margin			3.42%			3.25%
Interest spread			2.45			2.72
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $165,000 and $110,000 for the First Quarter of 2019 and 2018, respectively.
3.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2019 and 2018. The tax-equivalent adjustment was approximately $541,000 and $687,000 for the First Quarter of 2019 and 2018, respectively.
4.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following tables present the changes in interest income and expense between periods due to changes in volume and interest rates. That portion of the change in interest attributable to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

	First Quarter of 2019 Over
	First Quarter of 2018
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$387	$719	$1,106
Tax-exempt[1]	(24)	—	(24)
Investment securities:
Taxable	306	32	338
Tax-exempt[2]	(599)	(70)	(669)
Certificates of deposit	(25)	8	(17)
Interest-bearing deposits in other financial institutions	153	258	411
Federal funds sold and other short-term investments	(26)	344	318
Total interest income	172	1,291	1,463
Interest expense on:
Interest-bearing demand deposits	(24)	426	402
Savings deposits	4	10	14
Time deposits of >=$100	(1)	37	36
Other time deposits	64	95	159
Total interest expense	43	568	611
Net interest income	$129	$723	$852
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company's operating results can be the provision for loan losses. There was a loan loss provision of $250,000 recorded in the First Quarter of 2019 to support the growth in the loan portfolio. There was no loan loss provision in the First Quarter of 2018. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries during the First Quarter of 2019 were $11,000, and net loan recoveries during the First Quarter of 2018 were $5,000.

The ALLL at March 31, 2019 was $10,486,000 and at December 31, 2018 was $10,225,000. The ratio of ALLL to total loans outstanding at March 31, 2019 was 1.40% compared to 1.42% at December 31, 2018. There were no nonperforming loans at March 31, 2019 or December 31, 2018.

The ALLL has been established and is maintained to absorb reasonably estimated and probable losses in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology consists of two components: 1) estimated credit losses on individually evaluated loans that are determined to be impaired in accordance with FASB ASC 310 “Allowance for Credit Losses,” and 2) estimated credit losses inherent in the remainder of the loan portfolio in accordance with FASB ASC 450, “Contingencies.” Estimated credit losses are an estimate of the current amount of loans that is probable the Company will be unable to collect according to the original terms.

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

Summary of Asset Quality

The following table presents information on the Company's provision for loan losses and analysis of the ALLL:

	First Quarter of
(In thousands)	2019	2018
Allowance at beginning of period	$10,225	$10,205
Provision	250	—
Loans charged off	—	—
Recoveries on loans previously charged off	11	5
Net (charge-offs) recoveries	11	5
Allowance at end of period	$10,486	$10,210
Loans outstanding:
Average	$721,526	$690,100
March 31	751,309	702,000
Ratio of ALLL to loans outstanding:
Average	1.45%	1.48%
March 31	1.40	1.45
Impaired loans:
Nonaccrual loans	$—	$—
Loans past due 90 days or more	—	—
Troubled debt restructurings	—	—
Total impaired loans	$—	$—
Foreclosed assets	$—	$—
Impaired loans as percentage of average loans	—	—

The Bank had no property carried as other real estate owned as of March 31, 2019 and March 31, 2018.

Operating Expenses

Total operating expenses for the First Quarter of 2019 were up 8.7%, or $2,280,000, compared to the First Quarter of 2018.

Personnel expense for the First Quarter of 2019 increased 9.3% to $22,277,000 compared to the First Quarter of 2018 due mainly to on-going strategic investment in the technology and staff required to win and support new business, annual merit salary increases, and increased retirement plan costs.

Financial Condition

Total assets at March 31, 2019 were $1,684,881,000, a decrease of $10,295,000, or 0.6%, from December 31, 2018. The most significant change in asset balances during this period was a decrease in cash and cash equivalents of $46,579,000. This decrease was offset by an increase in loans of $29,722,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2019 were $1,450,401,000, a decrease of $14,927,000, or 1.0%, from December 31, 2018. Total deposits at March 31, 2019 were $655,432,000, a decrease of $66,494,000, or 9.2%, from December 31, 2018. The decrease in deposits was a result of maintaining conservative rates on interest-bearing accounts and daily fluctuations in the B2B payment platform. Accounts and drafts payable at March 31, 2019 were $739,357,000, an increase of $44,997,000, or 6.5%, from December 31, 2018.

Total shareholders’ equity at March 31, 2019 was $234,480,000, a $4,632,000, or 2.0%, increase from December 31, 2018. Total shareholders’ equity increased as a result of net income of $8,163,000 and the change in accumulated other comprehensive loss of $5,417,000. These were partially offset by share repurchases of $5,701,000 and dividends paid of $3,776,000.

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

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $184,354,000 at March 31, 2019, a decrease of $46,579,000, or 20.2%, from December 31, 2018. At March 31, 2019, these assets represented 10.9% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable. Changes in the Company’s daily liquidity position are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $441,189,000 at March 31, 2019, a decrease of $345,000 from December 31, 2018. These assets represented 26.2% of total assets at March 31, 2019. Of this total, 76% were state and political subdivision securities. Of the total portfolio, 4.0% mature in one year, 28.2% mature in one to five years, and 67.8% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; UMB Bank, $20,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $197,164,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of March 31, 2019 or December 31, 2018.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $39,968,000 of CDARS deposits and interest-bearing demand deposits include $62,809,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $16,435,000 for the three months ended March 31, 2019, compared to $18,159,000 for the three months ended March 31, 2018, a decrease of $1,724,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2019, which are estimated to range from $4 million to $6 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$244,230	20.58%	$244,660	21.38%
Cass Commercial Bank	141,952	18.38%	137,894	18.31%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$233,744	19.70%	$234,435	20.49%
Cass Commercial Bank	134,034	17.35%	130,037	17.26%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$233,744	19.70%	$234,435	20.49%
Cass Commercial Bank	134,034	17.35%	130,037	17.26%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$233,744	13.97%	$234,435	13.89%
Cass Commercial Bank	134,034	16.05%	130,037	15.35%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current generally accepted accounting principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. Adoption of the ASU resulted in the recognition of lease liabilities totaling $7,808,000 and the right-of-use assets totaling $7,383,000. The initial balance sheet gross up upon adoption was related to operating leases of certain real estate properties. See Note 14 – Leases for additional disclosures related to leases.

In June 2016, the FASB issued ASU No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held. Under this standard, it will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such on-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company's most recent evaluation, management does not believe the Company's risk position at March 31, 2019 has changed materially from that at December 31, 2018.

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

There were no changes in the First Quarter of 2019 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A.	RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2018, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2018 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2019, the Company repurchased a total of 107,815 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
January 1, 2019 – January 31, 2019	104,815	$52.97	104,815	500,000
February 1, 2019 – February 28, 2019	3,000	$49.98	3,000	497,000
March 1, 2019 – March 31, 2019	—	—	—	497,000
Total	107,815	$52.79	107,815	497,000
(1)	All repurchases made during the quarter ended March 31, 2019 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program is periodically modified by the Board of Directors and was most recently modified on January 29, 2019 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2019.

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 7, 2019	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

DATE: May 7, 2019	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)