Form 10-Q
period 2019-06-30
CASS INFORMATION SYSTEMS INC
filed 2019-08-06
CIK 708781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File No. 000-20827

________________
CASS INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1265338
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
12444 Powerscourt Drive, Suite 550
St. Louis, Missouri	63131
(Address of principal executive offices)	(Zip Code)

(314) 506-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbols	Name of each exchange on which registered
Common stock, par value $.50	CASS	The Nasdaq Global Select Market
________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of shares outstanding of the registrant's only class of common stock as of July 26, 2019: Common stock, par value $.50 per share – 14,489,374 shares outstanding.

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets
	June 30, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2019 and 2018 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2019 and 2018 (unaudited)	5

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2019 and 2018 (unaudited)	6

	Consolidated Statements of Shareholders’ Equity
	Three and six months ended June 30, 2019 and 2018 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

Item 4.	CONTROLS AND PROCEDURES	31

PART II – Other Information – Items 1. – 6.		31

SIGNATURES		33

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share and Per Share Data)

	June 30,
	2019	December 31,
	(Unaudited)	2018
Assets
Cash and due from banks	$16,811	$15,042
Interest-bearing deposits in other financial institutions	73,335	179,281
Federal funds sold and other short-term investments	93,367	36,610
Cash and cash equivalents	183,513	230,933
Securities available-for-sale, at fair value	435,391	441,534

Loans	790,552	721,587
Less: Allowance for loan losses	10,506	10,225
Loans, net	780,046	711,362
Premises and equipment, net	21,156	22,031
Investment in bank-owned life insurance	17,571	17,384
Payments in excess of funding	174,348	160,777
Goodwill	12,569	12,569
Other intangible assets, net	1,345	1,554
Other assets	102,745	97,032
Total assets	$1,728,684	$1,695,176

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$259,082	$313,258
Interest-bearing	377,547	408,668
Total deposits	636,629	721,926
Accounts and drafts payable	794,871	694,360
Other liabilities	56,763	49,042
Total liabilities	1,488,263	1,465,328

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at June 30, 2019 and December 31, 2018	7,753	7,753
Additional paid-in capital	205,463	205,770
Retained earnings	83,470	75,171
Common shares in treasury, at cost (1,016,398 shares at June 30, 2019 and 894,486 shares at December 31, 2018)	(46,333)	(39,974)
Accumulated other comprehensive loss	(9,932)	(18,872)
Total shareholders’ equity	240,421	229,848
Total liabilities and shareholders’ equity	$1,728,684	$1,695,176

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fee Revenue and Other Income:
Information services payment and processing revenue	$26,852	$25,221	$53,309	$50,048
Bank service fees	301	359	677	694
Gains (losses) on sales of securities	8	(55)	19	(42)
Other	211	115	380	314
Total fee revenue and other income	27,372	25,640	54,385	51,014

Interest Income:
Interest and fees on loans	9,387	7,923	18,016	15,465
Interest and dividends on securities:
Taxable	639	489	1,281	810
Exempt from federal income taxes	1,994	2,332	4,031	4,897
Interest on federal funds sold and other short-term investments	1,307	769	2,896	1,629
Total interest income	13,327	11,513	26,224	22,801

Interest Expense:
Interest on deposits	1,305	794	2,595	1,473
Net interest income	12,022	10,719	23,629	21,328
Provision for loan losses	—	—	250	—
Net interest income after provision for loan losses	12,022	10,719	23,379	21,328
Total net revenue	39,394	36,359	77,764	72,342

Operating Expense:
Personnel	22,803	21,589	45,080	41,971
Occupancy	998	925	1,957	1,779
Equipment	1,552	1,408	3,021	2,716
Amortization of intangible assets	102	111	209	221
Other operating expense	4,516	3,430	8,166	6,958
Total operating expense	29,971	27,463	58,433	53,645
Income before income tax expense	9,423	8,896	19,331	18,697
Income tax expense	1,739	1,387	3,484	3,096
Net income	$7,684	$7,509	$15,847	$15,601

Basic earnings per share	$.53	$.51	$1.10	$1.06
Diluted earnings per share	.52	.50	1.08	1.05

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Comprehensive Income:
Net income	$7,684	$7,509	$15,847	$15,601
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	4,609	(420)	11,746	(10,194)
Tax effect	(1,097)	100	(2,796)	2,426
Reclassification adjustments for (gains) losses included in net income	(8)	55	(19)	42
Tax effect	2	(13)	5	(10)
Foreign currency translation adjustments	18	(109)	4	(70)
Total comprehensive income	$11,208	$7,122	$24,787	$7,795

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$15,847	$15,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,366	5,822
Net (gains) losses on sales of securities	(19)	42
Stock-based compensation expense	1,417	1,477
Provision for loan losses	250	—
(Decrease) increase in income tax liability	(1,054)	1,637
Increase in pension liability	2,590	2,463
(Increase) decrease in accounts receivable	(1,351)	3,473
Other operating activities, net	3,327	(5,419)
Net cash provided by operating activities	26,373	25,096

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	4,648	58,520
Proceeds from maturities of securities available-for-sale	10,161	17,374
Purchase of securities available-for-sale	—	(60,108)
Net increase in loans	(68,934)	(28,620)
Increase in payments in excess of funding	(13,571)	(14,733)
Purchases of premises and equipment, net	(1,202)	(2,800)
Net cash used in investing activities	(68,898)	(30,367)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(54,176)	(16,185)
Net decrease in interest-bearing demand and savings deposits	(32,058)	(40,588)
Net increase in time deposits	937	4,422
Net increase (decrease) in accounts and drafts payable	96,033	(36,538)
Cash dividends paid	(7,548)	(6,144)
Purchase of common shares for treasury	(7,799)	(1,408)
Other financing activities, net	(284)	(195)
Net cash used in financing activities	(4,895)	(96,636)
Net decrease in cash and cash equivalents	(47,420)	(101,907)
Cash and cash equivalents at beginning of period	230,933	228,110
Cash and cash equivalents at end of period	$183,513	$126,203

Supplemental information:
Cash paid for interest	$2,496	$1,459
Cash paid for income taxes	4,545	1,445

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2019
(Unaudited)
(Dollars in Thousands except Per Share Data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance, March 31, 2018	$6,524	$204,479	$64,458	$(32,301)	$(20,738)	$222,422

Net income			7,509			7,509
Cash dividends ($.20 per share)			(3,196)			(3,196)
Issuance of 8,972 common shares pursuant to stock-based compensation plan, net		(277)		294		17
Exercise of SARs		(354)		118		(236)
Stock-based compensation expense		839				839
Purchase of 720 common shares				(354)		(354)
Other comprehensive loss					(388)	(388)
Balance, June 30, 2018	$6,524	$204,687	$68,771	$(32,243)	$(21,126)	$226,613

Balance, March 31, 2019	$7,753	$205,310	$79,558	$(44,685)	$(13,456)	$234,480

Net income			7,684			7,684
Cash dividends ($.26 per share)			(3,772)			(3,772)
Issuance of 8,968 common shares pursuant to stock-based compensation plan, net		(407)		450		43
Exercise of SARs						—
Stock-based compensation expense		560				560
Purchase of 46,778 common shares				(2,098)		(2,098)
Other comprehensive income					3,524	3,524
Balance, June 30, 2019	$7,753	$205,463	$83,470	$(46,333)	$(9,932)	$240,421

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance, December 31, 2017	$6,524	$204,631	$59,314	$(32,061)	$(13,320)	$225,088

Net income			15,601			15,601
Cash dividends ($.20 per share)			(6,144)			(6,144)
Issuance of 32,428 common shares pursuant to stock-based compensation plan, net		(998)		551		(447)
Exercise of SARs		(423)		150		(273)
Stock-based compensation expense		1,477				1,477
Purchase of 12,176 common shares				(883)		(883)
Other comprehensive loss					(7,806)	(7,806)
Balance, June 30, 2018	$6,524	$204,687	$68,771	$(32,243)	$(21,126)	$226,613

Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

Net income			15,847			15,847
Cash dividends ($.26 per share)			(7,548)			(7,548)
Issuance of 34,092 common shares pursuant to stock-based compensation plan, net		(1,421)		1,276		(145)
Exercise of SARs		(303)		164		(139)
Stock-based compensation expense		1,417				1,417
Purchase of 154,593 common shares				(7,799)		(7,799)
Other comprehensive income					8,940	8,940
Balance, June 30, 2019	$7,753	$205,463	$83,470	$(46,333)	$(9,932)	$240,421

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. All share and per share data have been restated to give effect to the 20% stock dividend paid on December 14, 2018. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2018.

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

Details of the Company’s intangible assets are as follows:

	June 30, 2019		December 31, 2018
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Assets eligible for amortization:
Customer lists	$4,288	$(3,256)	$4,288	$(3,071)
Patents	72	(18)	72	(16)
Non-compete agreements	332	(332)	332	(326)
Software	234	(234)	234	(234)
Other	500	(241)	500	(225)
Unamortized intangible assets:
Goodwill[1]	12,796	(227)	12,796	(227)
Total intangible assets	$18,222	$(4,308)	$18,222	$(4,099)
[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over two and five years; software over three years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $209,000 and $221,000 for the six-month periods ended June 30, 2019 and 2018, respectively. Estimated annual amortization of intangibles is as follows: $412,000 in 2019, $406,000 in each of 2020 and 2021, and $88,000 in each of 2022 and 2023.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three and six months ended June 30, 2019 and 2018. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except share and per share data)	2019	2018	2019	2018
Basic
Net income	$7,684	$7,509	$15,847	$15,601
Weighted-average common shares outstanding	14,434,232	14,687,882	14,444,821	14,683,773
Basic earnings per share	$.53	$.51	$1.10	$1.06

Diluted
Net income	$7,684	$7,509	$15,847	$15,601
Weighted-average common shares outstanding	14,434,232	14,687,882	14,444,821	14,683,773
Effect of dilutive restricted stock and stock appreciation rights	258,032	246,330	255,613	236,666
Weighted-average common shares outstanding assuming dilution	14,692,264	14,934,212	14,700,434	14,920,439
Diluted earnings per share	$.52	$.50	$1.08	$1.05

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on January 29, 2019, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 46,778 and 7,200 shares during the three-month periods ended June 30, 2019 and 2018 and 154,593 and 18,656 shares for the six-month periods ended June 30, 2019 and 2018, respectively. As of June 30, 2019, 450,222 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

●	Information Services – fixed or variable rates depending upon the specific characteristics of the funding source, and
●	Banking Services – a variable rate that is based upon the overall performance of Banking Services’ earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

			Corporate,
	Information	Banking	Eliminations
(In thousands)	Services	Services	and Other	Total
Three Months Ended June 30, 2019:
Fee income from customers	$27,227	$392	$(247)	$27,372
Interest income*	6,336	7,666	(144)	13,858
Interest expense	—	1,305	—	1,305
Intersegment income (expense)	—	535	(535)	—
Tax-equivalized pre-tax income*	6,791	3,555	(392)	9,954
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,345	—	—	1,345
Total assets	934,620	816,661	(22,597)	1,728,684
Average funding sources	650,231	570,980	—	1,221,211
Three Months Ended June 30, 2018:
Fee income from customers	$25,262	$318	$60	$25,640
Interest income*	6,017	6,795	(675)	12,137
Interest expense	—	794	—	794
Intersegment income (expense)	—	486	(486)	—
Tax-equivalized pre-tax income*	6,750	3,385	(615)	9,520
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,775	—	—	1,775
Total assets	807,571	806,560	(43,826)	1,570,305
Average funding sources	617,287	553,237	—	1,170,524
Six Months Ended June 30, 2019:
Fee income from customers	$54,023	$783	$(421)	$54,385
Interest income*	12,513	15,152	(369)	27,296
Interest expense	—	2,595	—	2,595
Intersegment income (expense)	—	1,054	(1,054)	—
Tax-equivalized pre-tax income*	14,378	6,815	(790)	20,403
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,345	—	—	1,345
Total assets	934,620	816,661	(22,597)	1,728,684
Average funding sources	648,918	581,034	—	1,229,952
Six Months Ended June 30, 2018:
Fee income from customers	$50,134	$694	$186	$51,014
Interest income*	12,175	13,690	(1,752)	24,113
Interest expense	—	1,473	—	1,473
Intersegment income (expense)	—	948	(948)	—
Tax-equivalized pre-tax income*	14,125	7,449	(1,566)	20,008
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,775	—	—	1,775
Total assets	807,571	806,560	(43,826)	1,570,305
Average funding sources	631,022	574,419	—	1,205,441
*	Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2019 and 2018. The tax-equivalent adjustment was approximately $531,000 and $624,000 for the Second Quarter of 2019 and 2018, respectively, and $1,072,000 and $1,311,000 for the First Half of 2019 and 2018, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Commercial and industrial	$348,176	$277,091
Real estate:
Commercial:
Mortgage	85,571	95,605
Construction	18,609	11,858
Faith-based:
Mortgage	319,083	316,147
Construction	17,438	20,576
Other	1,675	310
Total loans	$790,552	$721,587

The following table presents the aging of loans by loan categories at June 30, 2019 and December 31, 2018:

	Performing			Nonperforming
				90
				Days
		30-59	60-89	and	Non-	Total
(In thousands)	Current	Days	Days	Over	accrual	Loans
June 30, 2019
Commercial and industrial	$348,176	$—	$—	$—	$—	$348,176
Real estate:
Commercial:
Mortgage	85,571	—	—	—	—	85,571
Construction	18,609	—	—	—	—	18,609
Faith-based:
Mortgage	319,083	—	—	—	—	319,083
Construction	17,438	—	—	—	—	17,438
Other	1,675	—	—	—	—	1,675
Total	$790,552	$—	$—	$—	$—	$790,552
December 31, 2018
Commercial and industrial	$277,091	$—	$—	$—	$—	$277,091
Real estate:
Commercial:
Mortgage	95,605	—	—	—	—	95,605
Construction	11,858	—	—	—	—	11,858
Faith-based:
Mortgage	316,147	—	—	—	—	316,147
Construction	20,576	—	—	—	—	20,576
Other	310	—	—	—	—	310
Total	$721,587	$—	$—	$—	$—	$721,587

The following table presents the credit exposure of the loan portfolio by internal credit grade as of June 30, 2019 and December 31, 2018:

	Loans	Performing	Nonperforming
	Subject to	Loans Subject to	Loans Subject
	Normal	Special	to Special
(In thousands)	Monitoring[1]	Monitoring[2]	Monitoring[2]	Total Loans
June 30, 2019
Commercial and industrial	$347,416	$760	$—	$348,176
Real estate:
Commercial:
Mortgage	85,434	137	—	85,571
Construction	18,609	—	—	18,609
Faith-based:
Mortgage	317,917	1,166	—	319,083
Construction	17,438	—	—	17,438
Other	1,675	—	—	1,675
Total	$788,489	$2,063	$—	$790,552
December 31, 2018
Commercial and industrial	$275,308	$1,783	$—	$277,091
Real estate:
Commercial:
Mortgage	95,447	158	—	95,605
Construction	11,858	—	—	11,858
Faith-based:
Mortgage	314,940	1,207	—	316,147
Construction	20,576	—	—	20,576
Other	310	—	—	310
Total	$718,439	$3,148	$—	$721,587
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” There were no impaired loans, loans delinquent 90 days or more and still accruing, or loans classified as troubled debt restructurings at June 30, 2019 and December 31, 2018.

There were no foreclosed loans recorded as other real estate owned as of June 30, 2019 and December 31, 2018.

A summary of the activity in the allowance for loan losses from December 31, 2018 to June 30, 2019 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2018	Offs	Recoveries	Provision	2019
Commercial and industrial	$4,179	$—	$31	$1,058	$5,268
Real estate:
Commercial:
Mortgage	1,417	—	—	(148)	1,269
Construction	89	—	—	51	140
Church, church-related:
Mortgage	3,961	—	—	36	3,997
Construction	155	—	—	(24)	131
Other	424	—	—	(723)	(299)
Total	$10,225	$—	$31	$250	$10,506

A summary of the activity in the allowance for loan losses from December 31, 2017 to June 30, 2018 is as follows:

	December 31,	Charge-			June 30,
(In thousands)	2017	Offs	Recoveries	Provision	2018
Commercial and industrial	$3,652	$—	$10	$311	$3,973
Real estate:
Commercial:
Mortgage	1,394	—	—	(80)	1,314
Construction	70	—	—	90	160
Church, church-related:
Mortgage	3,962	—	—	(71)	3,891
Construction	196	—	—	68	264
Industrial revenue bonds	52	—	—	(25)	27
Other	879	—	—	(293)	586
Total	$10,205	$—	$10	$—	$10,215

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2019 and December 31, 2018, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2019, the balances of unused loan commitments, standby and commercial letters of credit were $145,871,000, $9,927,000, and $2,908,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to time deposits at June 30, 2019:

	Amount of Commitment Expiration per Period
		Less than	1-3	3-5	Over 5
(In thousands)	Total	1 Year	Years	Years	Years
Time deposits	73,394	49,165	21,812	2,417	—
Total	$73,394	$49,165	$21,812	$2,417	$—

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the six months ended June 30, 2019, 35,002 restricted shares, 36,403 performance-based restricted shares, and 0 SARs were granted under the Omnibus Plan.

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

As of June 30, 2019, the total unrecognized compensation expense related to non-vested restricted shares was $2,204,000, and the related weighted-average period over which it is expected to be recognized is approximately 0.99 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended
	June 30, 2019
	Shares	Fair Value
Balance at December 31, 2018	99,724	$45.48
Granted	35,002	49.02
Vested	(13,264)	39.76
Balance at June 30, 2019	121,462	$47.13

Performance-Based Restricted Stock

In February of 2017, the Company granted three-year performance based restricted stock (“PBRS”) awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2017 through December 31, 2019. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares outstanding at June 30, 2019 was 30,057 with a grant date fair value of $49.33 per share. The 2019 expense related to these grants is currently estimated to be $595,000 and is based on the grant date fair value of the awards and the Company’s achievement of 120% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In February and July of 2018, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2018 through December 31, 2020. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares outstanding at June 30, 2019 was 35,258 with an average grant date fair value of $49.04 per share. The 2019 expense related to these grants is currently estimated to be $674,000 and is based on the grant date fair value of the awards and the Company’s achievement of 117% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In February of 2019, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2019 through December 31, 2021. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares outstanding at June 30, 2019 was 36,403 with an average grant date fair value of $49.10 per share. The 2019 expense related to these grants is currently estimated to be $590,000 and is based on the grant date fair value of the awards and the Company’s achievement of 108% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs

There were no SARs granted and no expense recognized during the six months ended June 30, 2019. Following is a summary of the activity of the Company’s SARs program for the six-month period ended June 30, 2019:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term Years	(In thousands)
Outstanding at December 31, 2018	237,121	$29.86	3.50	$5,468
Exercised	(11,335)	21.95	—	—
Exercisable at June 30, 2019	225,786	$30.26	3.08	$4,114

There were no non-vested SARs at June 30, 2019.

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

	Estimated	Actual
(In thousands)	2019	2018
Service cost – benefits earned during the year	$3,708	$4,017
Interest cost on projected benefit obligations	4,083	3,703
Expected return on plan assets	(4,754)	(5,202)
Net amortization and deferral	1,634	1,522
Net periodic pension cost	$4,671	$4,040

Pension costs recorded to expense were $1,186,000 and $1,049,000 for the three-month periods ended June 30, 2019 and 2018, respectively and $2,365,000 and $2,098,000 for the six-month periods ended June 30, 2019 and 2018, respectively. Pension costs increased in 2019 primarily due to a decrease in the discount rate. The Company made no contribution to the plan during the six-month period ended June 30, 2019 and is evaluating the amount of additional contributions, if any, in the remainder of 2019.

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

Pension costs recorded to expense were $196,000 and $256,000 for the three-month periods ended June 30, 2019 and 2018, respectively, and were $391,000 and $511,000 for the six-month periods ended June 30, 2019 and 2018, respectively.

Note 10 – Income Taxes

As of June 30, 2019, the Company’s unrecognized tax benefits were approximately $1,499,000, of which $1,380,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2018, the Company’s unrecognized tax benefits were approximately $1,403,000, of which $1,272,000 would, if recognized, affect the Company’s effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $317,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $173,000 and $136,000 of gross interest accrued as of June 30, 2019 and December 31, 2018, respectively. There were no penalties for unrecognized tax benefits accrued at June 30, 2019 and December 31, 2018.

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

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$318,924	$12,181	$7	$331,098
U.S. government agencies	102,091	554	347	102,298
Certificates of deposit	1,995	—	—	1,995
Total	$423,010	$12,735	$354	$435,391

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
State and political subdivisions	$332,732	$3,791	$1,806	$334,717
U.S. government agencies	106,153	86	1,417	104,822
Certificates of deposit	1,995	—	—	1,995
Total	$440,880	$3,877	$3,223	$441,534

The fair values of securities with unrealized losses are as follows:

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$1,007	$—	$2,976	$7	$3,983	$7
U.S. government agencies	—	—	33,472	347	33,472	347
Total	$1,007	$—	$36,448	$354	$37,455	$354

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and political subdivisions	$91,248	$556	$60,546	$1,250	$151,794	$1,806
U.S. government agencies	30,409	130	38,005	1,287	68,414	1,417
Total	$121,657	$686	$98,551	$2,537	$220,208	$3,223

There were 17 securities, or 6% of the total (15 greater than 12 months), in an unrealized loss position as of June 30, 2019. There were 136 securities, or 43% of the total (61 greater than 12 months), in an unrealized loss position as of December 31, 2018. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2019
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$25,149	$25,232
Due after 1 year through 5 years	114,928	116,965
Due after 5 years through 10 years	236,912	247,152
Due after 10 years	46,021	46,042
Total	$423,010	$435,391

Proceeds from sales of investment securities classified as available-for-sale were $3,547,000 and $48,977,000 for the three months ended June 30, 2019 and 2018, respectively, and were $4,648,000 and $58,520,000 for the six months ended June 30, 2019 and 2018, respectively. Gross realized gains were $8,000 for the three months ended June 30, 2019 compared to gross realized losses of $55,000 for the three months ended June 30, 2018. Gross realized gains were $19,000 for the six months ended June 30, 2019 compared to gross realized losses of $42,000 for the six months ended June 30, 2018. There were no securities pledged to secure public deposits and for other purposes at June 30, 2019.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2019		December 31, 2018
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$183,513	$183,513	$230,933	$230,933
Investment securities	435,391	435,391	441,534	441,534
Loans, net	780,046	782,301	711,362	711,090
Accrued interest receivable	7,180	7,180	7,069	7,069
Total	$1,406,130	$1,408,385	$1,390,898	$1,390,626
Balance sheet liabilities:
Deposits	$636,629	$637,586	$721,926	$722,018
Accounts and drafts payable	794,871	794,871	694,360	694,360
Accrued interest payable	191	191	91	91
Total	$1,431,691	$1,432,648	$1,416,377	$1,416,469

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2019 and 2018. No financial instruments are measured using Level 3 inputs for the six months ended June 30, 2019 and 2018.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2019	2018	2019	2018
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$20,447	$19,467	$40,989	$38,616
Invoice payment fees	6,405	5,754	12,320	11,432
Information services payment and processing revenue	26,852	25,221	53,309	50,048
Bank service fees	301	359	677	694
Fee revenue (in-scope of FASB ASC 606)	27,153	25,580	53,986	50,742
Other income (out-of-scope of FASB ASC 606)	219	60	399	272
Total fee revenue and other income	27,372	25,640	54,385	51,014

Net interest income after provision for loan losses (out-of-scope of FASB ASC 606)[1]	12,022	10,719	23,379	21,328
Total net revenue	$39,394	$36,359	$77,764	$72,342
[1]	The Company earns interest income from the balances generated during the invoice processing and payment cycle and on deposit accounts, which is an integral component of the Company’s compensation for services provided; but, is out-of-scope of FASB ASC 606.

Note 14 – Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC Topic 842). The Company leases certain premises under operating leases. As of June 30, 2019, the Company had lease liabilities of $7,290,000 and right-of-use assets of $6,570,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended June 30, 2019, operating lease cost was $420,000, short-term lease cost was $38,000, and there was no variable lease cost. For the six months ended June 30, 2019, operating lease cost was $840,000, short-term lease cost was $74,000, and there was no variable lease cost. For the period ended June 30, 2019, the weighted average remaining lease term for the operating leases was 6.9 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.5%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There has been no significant change in the Company’s expected future minimum lease payments since December 31, 2018. See the Company’s 2018 Annual Report on Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of June 30, 2019 was as follows:

June 30,
(In thousands)	2019
Lease payments due
Less than 1 year	$1,689
1-2 years	1,708
2-3 years	1,536
3-4 years	1,191
4-5 years	388
Over 5 years	2,169
Total undiscounted cash flows	8,681
Discount on cash flows	1,391
Total lease liability	$7,290

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2019. At June 30, 2019, the Company had one lease that had not yet commenced, but is expected to create approximately $800,000 of additional lease liabilities and right-of-use assets for the Company. This lease is anticipated to commence in 2020.

Note 15 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2019, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

Critical Accounting Policy

The Company has prepared the consolidated financial statements in this report in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. The accounting policy that requires significant management estimates and is deemed critical to the Company’s results of operations or financial position has been discussed with the Audit Committee of the Board of Directors and is described below.

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management’s estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in the “Provision and Allowance for Loan Losses” section of this report. The Company’s estimates have been materially accurate in the past, and accordingly, the Company expects to continue to utilize the present processes through 2019, after which current expected credit losses methodology will be adopted.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2019 (“Second Quarter of 2019”) compared to the three-month period ended June 30, 2018 (“Second Quarter of 2018”) and the six-month period ended June 30, 2019 (“First Half of 2019”) compared to the six-month period ended June 30, 2018 (“First Half of 2018”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2018 Annual Report on Form 10-K. Results of operations for the Second Quarter and First Half of 2019 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter of			First Half of
(In thousands except per share data)	2019	2018	% Change	2019	2018	% Change
Net income	$7,684	$7,509	2.3%	$15,847	$15,601	1.6%
Diluted earnings per share	$.52	$.50	4.0%	$1.08	$1.05	2.9%
Return on average assets	1.81%	1.90%	—	1.89%	1.96%	—
Return on average equity	13.21%	13.66%	—	13.92%	14.29%	—

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

	Second Quarter of			First Half of
			%			%
(In thousands)	2019	2018	Change	2019	2018	Change
Transportation invoice volume	9,222	9,628	(4.2)%	18,170	18,819	(3.4)%
Transportation invoice dollar volume	$7,121,202	$7,172,171	(0.7)%	$14,106,975	$13,962,918	1.0%
Facility Expense transaction volume*	6,892	7,169	(3.9)%	13,886	14,290	(2.8)%
Facility Expense dollar volume*	$3,733,075	$3,233,769	15.4%	$7,350,503	$6,671,972	10.2%
Payment and processing revenue	$26,852	$25,221	6.5%	$53,309	$50,048	6.5%
*	Includes energy, telecom and waste.

Second Quarter of 2019 compared to Second Quarter of 2018:

Payment and processing revenue increased 7%. Factors continuing to influence performance were an expanding customer base and the development and deployment of new revenue-generating services. Transportation invoice volume declined 4% as a historically robust second quarter in 2018 created a challenging comparison in 2019.

Additionally, a softening carrier market contributed to a 1% decline in transportation dollar volume. Facility-related (electricity, gas, waste and telecom expense management) dollar volume was up a stout 15% due to significantly increased “spend” by several major clients plus contributions from new customers. Facility expense transactions volume decreased 4% as the mix of customers, particularly in telecom expense management, changed from a relatively high transaction/low dollar to relatively low transaction/high dollar average customer. Actual customer counts increased for the quarter.

Gains of $8,000 on the sales of securities were recognized in the Second Quarter of 2019, compared to losses of $55,000 in the Second Quarter of 2018.

First Half of 2019 compared to First Half of 2018:

Payment and processing revenue increased 7% for the same reasons as the Second Quarter. Transportation dollar volume increased 1% in the First Half of 2019 compared to the First Half of 2018. Transportation invoice volumes, as well as expense management transaction and dollar volumes, fluctuated for the same reasons as the Second Quarter.

Gains of $19,000 on the sales of securities were recognized in the First Half of 2019, compared to losses of $42,000 in the First Half of 2018.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Second Quarter of			First Half of
			%			%
(In thousands)	2019	2018	Change	2019	2018	Change
Average earnings assets	$1,430,983	$1,348,188	6.1%	$1,434,777	$1,379,393	4.0%
Average interest-bearing liabilities	379,397	365,569	3.8%	384,594	373,703	2.9%
Net interest income*	12,553	11,343	10.7%	24,701	22,640	9.1%
Net interest margin*	3.52%	3.37%		3.47%	3.31%
Yield on earning assets*	3.88%	3.61%		3.84%	3.53%
Rate on interest-bearing liabilities	1.38%	.87%		1.36%	.79%
*	Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2019 and 2018.

Second Quarter of 2019 compared to Second Quarter of 2018:

Second Quarter of 2019 average earning assets increased $82,795,000, or 6.1%, compared to the same period in the prior year. Loans increased $61,225,000, or 8.6%, and average federal funds sold and short-term investments increased $41,893,000, or 40.7%. These were partially offset by a decrease in average investment securities of $23,181,000, or 5.1%, in the Second Quarter of 2019 compared to the Second Quarter of 2018.

Average accounts and drafts payable increased $60,346,000, or 8.4%, and non-interest bearing demand deposits increased $22,669,000, or 9.6%, in the Second Quarter of 2019 compared to the Second Quarter of 2018. Total average interest-bearing liabilities for the Second Quarter of 2019 increased $13,828,000, or 3.8%, compared to the Second Quarter of 2018 primarily as a result of higher time deposits.

The changes to the interest rate environment also led to an increase in the rate on interest-bearing liabilities in the Second Quarter of 2019 compared to the Second Quarter of 2018.

First Half of 2019 compared to First Half of 2018:

First Half of 2019 average earning assets increased $55,384,000, or 4.0%, compared to the same period in the prior year. Loans increased $46,407,000, or 6.6%, and average federal funds sold and short-term investments increased $17,166,000 or 13.9%. These were partially offset by a decrease in average investment securities of $23,836,000, or 5.2%, for the First Half of 2019 as compared to the First Half of 2018.

Average accounts and drafts payable balances for the First Half of 2019 increased $34,794,000, or 4.8%, and non-interest-bearing demand deposits increased $22,479,000, or 9.3%, as compared to the First Half of 2018. Total average interest-bearing deposits increased $10,891,000, or 2.9%, compared to the First Half of 2018 primarily as a result of higher time deposits.

Net interest income and net interest margin were impacted by the same factors as the Second Quarter.

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

	Second Quarter of 2019			Second Quarter of 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$769,394	$9,387	4.89%	$706,160	$7,906	4.49%
Tax-exempt[4]	—	—	—	2,009	21	4.19
Investment securities[5]:
Taxable	104,740	630	2.41	80,289	462	2.31
Tax-exempt[4]	322,208	2,524	3.14	369,840	2,952	3.20
Certificates of deposit	1,995	10	2.01	7,188	27	1.51
Interest-bearing deposits in other financial institutions	87,883	477	2.18	79,832	346	1.74
Federal funds sold and other short-term investments	144,763	830	2.30	102,870	423	1.65
Total earning assets	1,430,983	13,858	3.88	1,348,188	12,137	3.61
Non-earning assets:
Cash and due from banks	12,726			12,769
Premises and equipment, net	21,580			22,578
Bank-owned life insurance	17,540			17,085
Goodwill and other intangibles	13,975			14,410
Other assets	216,337			176,425
Allowance for loan losses	(10,498)			(10,213)
Total assets	$1,702,643			$1,581,242
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand Deposits	$296,017	$923	1.25%	$301,190	$610.81%
Savings deposits	9,867	26	1.06	12,250	27.88
Time deposits >= $100	24,954	120	1.93	23,171	86	1.49
Other time deposits	48,559	236	1.95	28,958	71.98
Total interest-bearing deposits	379,397	1,305	1.38	365,569	794.87
Non-interest bearing liabilities:
Demand deposits	259,377			236,708
Accounts and drafts payable	774,623			714,277
Other liabilities	55,879			44,203
Total liabilities	1,469,276			1,360,757
Shareholders’ equity	233,367			220,485
Total liabilities and shareholders’ equity	$1,702,643			$1,581,242
Net interest income		$12,553			$11,343
Net interest margin			3.52%			3.37%
Interest spread			2.50			2.74
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $77,000 and $81,000 for the Second Quarter of 2019 and 2018, respectively.
3.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%for both 2019 and 2018. The tax-equivalent adjustment was approximately $531,000 and $624,000 for the Second Quarter of 2019 and 2018, respectively.

4.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2019			First Half of 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets[1]
Earning assets
Loans[2,3]:
Taxable	$745,592	$18,016	4.87%	$696,768	$15,430	4.47%
Tax-exempt[4]	—	—	—	2,417	45	3.75
Investment securities[5]:
Taxable	105,685	1,262	2.41	67,465	756	2.26
Tax-exempt[4]	326,393	5,103	3.15	388,448	6,199	3.22
Certificates of deposit	1,995	20	2.02	7,351	54	1.48
Interest-bearing deposits in other financial institutions	114,314	1,286	2.27	93,312	745	1.61
Federal funds sold and other short-term investments	140,798	1,609	2.30	123,632	884	1.44
Total earning assets	1,434,777	27,296	3.84	1,379,393	24,113	3.53
Non-earning assets:
Cash and due from banks	13,268			13,510
Premises and equipment, net	21,796			22,190
Bank-owned life insurance	17,485			17,027
Goodwill and other intangibles	14,027			14,465
Other assets	203,974			169,394
Allowance for loan losses	(10,365)			(10,211)
Total assets	$1,694,962			$1,605,768
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$300,429	$1,845	1.24%	$310,044	$1,130.73%
Savings deposits	10,932	59	1.09	11,281	46.82
Time deposits >= $100	24,092	231	1.93	23,278	161	1.39
Other time deposits	49,141	460	1.89	29,100	136.94
Total interest-bearing deposits	384,594	2,595	1.36	373,703	1,473.79
Non-interest bearing liabilities:
Demand deposits	264,743			242,264
Accounts and drafts payable	762,416			727,622
Other liabilities	53,666			42,093
Total liabilities	1,465,419			1,385,682
Shareholders’ equity	229,543			220,086
Total liabilities and shareholders’ equity	$1,694,962			$1,605,768
Net interest income		$24,701			$22,640
Net interest margin			3.47%			3.31%
Interest spread			2.48			2.74
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $242,000 and $191,000 for the First Half of 2019 and 2018, respectively.
3.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%for both 2019 and 2018. The tax-equivalent adjustment was approximately $1,072,000 and $1,311,000 for the First Half of 2019 and 2018, respectively.

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

	Second Quarter of 2019 Over
	Second Quarter of 2018
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$740	$741	$1,481
Tax-exempt[2]	(21)	—	(21)
Investment securities:
Taxable	146	22	168
Tax-exempt[2]	(374)	(54)	(428)
Certificates of deposit	(24)	7	(17)
Interest-bearing deposits in other financial institutions	37	94	131
Federal funds sold and other short-term investments	207	200	407
Total interest income	711	1,010	1,721
Interest expense on:
Interest-bearing demand deposits	(11)	324	313
Savings deposits	(6)	5	(1)
Time deposits >=$100	7	27	34
Other time deposits	67	98	165
Total interest expense	57	454	511
Net interest income	$654	$556	$1,210
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Second Quarter of 2019 and 2018.

	First Half of 2019 Over
	First Half of 2018
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$1,124	$1,462	$2,586
Tax-exempt[2]	(45)	—	(45)
Investment securities:
Taxable	453	53	506
Tax-exempt[2]	(972)	(124)	(1,096)
Certificates of deposit	(49)	15	(34)
Interest-bearing deposits in other financial institutions	192	349	541
Federal funds sold and other short-term investments	137	588	725
Total interest income	840	2,343	3,183
Interest expense on:
Interest-bearing demand deposits	(36)	751	715
Savings deposits	(1)	14	13
Time deposits >=$100	6	64	70
Other time deposits	132	192	324
Total interest expense	101	1,021	1,122
Net interest income	$739	$1,322	$2,061
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the First Half of 2019 and 2018.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results can be the provision for loan losses. There was no provision for loan losses during the Second Quarter of 2019 or the Second Quarter of 2018. There was a loan loss provision of $250,000 recorded in the First Half of 2019 to support the growth in the loan portfolio. There was no loan loss provision in the First Half of 2018. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $20,000 during the Second Quarter of 2019 and $5,000 during the Second Quarter of 2018. Net loan recoveries were $31,000 in the First Half of 2019 and $10,000 during the First Half of 2018.

The ALLL at June 30, 2019 was $10,506,000 and at December 31, 2018 was $10,225,000. The ratio of ALLL to total loans outstanding was 1.33% and 1.43% at June 30, 2019 and December 31, 2018, respectively. There were no nonperforming loans at June 30, 2019 or December 31, 2018.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Second Quarter of		First Half of
(In thousands)	2019	2018	2019	2018
Allowance at beginning of period	$10,486	$10,210	$10,225	$10,205
Provision	—	—	250	—
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	20	5	31	10
Net recoveries	20	5	31	10
Allowance at end of period	$10,506	$10,215	$10,506	$10,215
Loans outstanding:
Average	$769,394	$708,169	$745,592	$699,185
June 30	790,552	714,861	790,552	714,861
Ratio of ALLL to loans outstanding:
Average	1.37%	1.44%	1.41%	1.46%
June 30	1.33%	1.43%	1.33%	1.43%
Impaired loans:
Nonaccrual loans	$—	$—	$—	$—
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Foreclosed assets	$—	$—	$—	$—
Impaired loans as percentage of average loans	—	—	—	—

The Bank had no property carried as other real estate owned as of June 30, 2019 or June 30, 2018.

Operating Expenses

Total operating expenses for the Second Quarter of 2019 were up 9.1%, or $2,508,000, compared to the Second Quarter of 2018 and were up $4,788,000, or 8.9%, for the First Half of 2019 compared to the First Half of 2018.

Personnel expense for the Second Quarter of 2019 increased $1,214,000 compared to the Second Quarter of 2018 and increased $3,109,000 to $45,080,000 for the First Half of 2019 compared to the First Half of 2018 as the Company continued to invest in the technology and staff required to win and support new business, annual salary merit increases, and increased retirement plan costs.

Outside service expense for the Second Quarter of 2019 increased $372,000, or 20.2%, compared to the Second Quarter of 2018 and $525,000, or 14.1%, for the First Half of 2019 from the First Half of 2018. Equipment expense for the Second Quarter of 2019 increased $144,000, or 10.2%, compared to the Second Quarter of 2018 and $305,000, or 11.2%, for the First Half of 2019 from the First Half of 2018. These increases were the result of the continued strategic investment in technology to win and support new business and the ongoing restructuring of the IT organization.

Financial Condition

Total assets at June 30, 2019 were $1,728,684,000, an increase of $33,508,000, or 2.0%, from December 31, 2018. The most significant changes in asset balances during this period were increases of $68,965,000 in loans and $13,571,000 in payments in excess of funding. These were partially offset by a decrease in cash and cash equivalents of $47,420,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2019 were $1,488,263,000, an increase of $22,935,000, or 1.6%, from December 31, 2018. Total deposits at June 30, 2019 were $636,629,000, a decrease of $85,297,000, or 11.8%, from December 31, 2018. This deposit outflow was a result of the competitive interest rate environment and the fluctuations related to the B2B payment platform deposit accounts. Accounts and drafts payable at June 30, 2019 were $794,871,000, an increase of $100,511,000, or 14.5%, from December 31, 2018. Total shareholders’ equity at June 30, 2019 was $240,421,000, a $10,573,000, or 4.6%, increase from December 31, 2018. Total shareholders’ equity increased as a result of net income of $15,847,000 and the change in accumulated other comprehensive income of $8,940,000. These were partially offset by the share repurchases of $7,799,000 and dividends paid of $7,548,000.

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

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments was $183,513,000 at June 30, 2019, a decrease of $47,420,000, or 20.5%, from December 31, 2018. At June 30, 2019, these assets represented 10.6% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable. Changes in the Company’s daily liquidity position are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $435,391,000 at June 30, 2019, a decrease of $6,143,000 from December 31, 2018. These assets represented 25.2% of total assets at June 30, 2019. Of this total, 76% were state and political subdivision securities. Of the total portfolio, 5.8% mature in one year or less, 26.9% mature in one to five years, and 67.3% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank, $20,000,000; Wells Fargo Bank, $15,000,000; Frost National Bank, $10,000,000; PNC Bank, $12,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $187,396,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 with state and political subdivision and U.S. government agency securities held in safekeeping to collateralize any borrowings. There were no amounts outstanding under any line of credit as of June 30, 2019 or December 31, 2018.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. However, as mentioned above the competitive interest rate environment has resulted in deposit outflow. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $48,844,000 of CDARS deposits and interest-bearing demand deposits include $61,503,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $26,373,000 for the First Half of 2019, compared with $25,096,000 for the First Half of 2018, an increase of $1,277,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2019, which are estimated to range from $4 million to $6 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$246,788	20.05%	$244,660	21.38%
Cass Commercial Bank	146,107	18.38%	137,894	18.31%
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	$236,282	19.20%	$234,435	20.49%
Cass Commercial Bank	138,069	17.37%	130,037	17.26%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$236,282	19.20%	$234,435	20.49%
Cass Commercial Bank	138,069	17.37%	130,037	17.26%
Tier I capital (to average assets)
Cass Information Systems, Inc.	$236,282	13.99%	$234,435	13.89%
Cass Commercial Bank	138,069	16.90%	130,037	15.35%

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

In June 2016, the FASB issued ASU No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held. Under this standard, it will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. The Company has formed a cross-functional working group under the direction of the Chief Financial Officer comprised of individuals from various functional areas including credit, risk management, finance, and accounting to address the adoption and implementation of the ASU. The group is currently working through the implementation plan and in the process of developing an in-house solution to use in the adoption of the ASU. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15.0% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company’s most recent evaluation, management does not believe the Company’s risk position at June 30, 2019 has changed materially from that at December 31, 2018.

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

There were no changes in the Second Quarter of 2019 in the Company’s internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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
During the three months ended June 30, 2019, the Company repurchased a total of 46,778 shares of its common stock pursuant to its treasury stock buyback program, as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs[1]	Programs
April 1, 2019 – April 30, 2019	—	—	—	497,000
May 1, 2019 – May 31, 2019	28,225	$44.86	28,225	468,775
June 1, 2019 – June 30, 2019	18,553	$44.84	18,553	450,222
Total	46,778	$44.85	46,778	450,222
(1)

All repurchases made during the quarter ended June 30, 2019 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program is periodically modified by the Board of Directors and was most recently modified on January 29, 2019 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2019.

ITEM 6.	EXHIBITS

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 6, 2019	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 6, 2019	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)