Form 10-Q
period 2019-09-30
CASS INFORMATION SYSTEMS INC
filed 2019-11-07
CIK 708781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of shares outstanding of the registrant's only class of common stock as of October 25, 2019: Common stock, par value $.50 per share – 14,497,763 shares outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Share and Per Share Data)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and due from banks	$24,472	$15,042
Interest-bearing deposits in other financial institutions	114,869	179,281
Federal funds sold and other short-term investments	83,397	36,610
Cash and cash equivalents	222,738	230,933
Securities available-for-sale, at fair value	427,591	441,534

Loans	767,384	721,587
Less: Allowance for loan losses	10,509	10,225
Loans, net	756,875	711,362
Payments in excess of funding	208,225	160,777
Premises and equipment, net	20,775	22,031
Investment in bank-owned life insurance	17,484	17,384
Goodwill	15,894	12,569
Other intangible assets, net	3,170	1,554
Other assets	108,258	97,032
Total assets	$1,781,010	$1,695,176

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$310,695	$313,258
Interest-bearing	400,538	408,668
Total deposits	711,233	721,926
Accounts and drafts payable	762,075	694,360
Other liabilities	61,085	49,042
Total liabilities	1,534,393	1,465,328

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at September 30, 2019 and December 31, 2018	7,753	7,753
Additional paid-in capital	205,775	205,770
Retained earnings	87,887	75,171
Common shares in treasury, at cost (1,008,009 shares at September 30, 2019 and 894,486 shares at December 31, 2018)	(45,985)	(39,974)
Accumulated other comprehensive loss	(8,813)	(18,872)
Total shareholders’ equity	246,617	229,848
Total liabilities and shareholders’ equity	$1,781,010	$1,695,176

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fee Revenue and Other Income:
Information services payment and processing revenue	$27,741	$26,020	$81,050	$76,068
Bank service fees	307	300	984	994
Gains (losses) on sales of securities	—	—	19	(42)
Other	214	115	594	429
Total fee revenue and other income	28,262	26,435	82,647	77,449

Interest Income:
Interest and fees on loans	9,548	8,367	27,564	23,832
Interest and dividends on securities:
Taxable	612	618	1,893	1,428
Exempt from federal income taxes	1,925	2,111	5,956	7,008
Interest on federal funds sold and other short-term investments	1,581	1,119	4,477	2,748
Total interest income	13,666	12,215	39,890	35,016

Interest Expense:
Interest on deposits	1,392	1,029	3,987	2,502
Net interest income	12,274	11,186	35,903	32,514
Provision for loan losses	—	—	250	—
Net interest income after provision for loan losses	12,274	11,186	35,653	32,514
Total net revenue	40,536	37,621	118,300	109,963

Operating Expense:
Personnel	23,514	21,747	68,594	63,718
Occupancy	973	975	2,930	2,754
Equipment	1,554	1,434	4,575	4,150
Amortization of intangible assets	150	110	359	331
Other operating expense	4,372	4,264	12,538	11,222
Total operating expense	30,563	28,530	88,996	82,175
Income before income tax expense	9,973	9,091	29,304	27,788
Income tax expense	1,787	1,481	5,271	4,577
Net income	$8,186	$7,610	$24,033	$23,211

Basic earnings per share	$.57	$.52	$1.66	$1.58
Diluted earnings per share	.56	.51	1.64	1.55

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive income:
Net income	$8,186	$7,610	$24,033	$23,211
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale	1,571	(2,835)	13,317	(13,029)
Tax effect	(374)	675	(3,170)	3,101

Reclassification adjustments for (gains) losses included in net income	—	—	(19)	42
Tax effect	—	—	5	(10)

Foreign currency translation adjustments	(78)	(21)	(74)	(91)
Total comprehensive income	$9,305	$5,429	$34,092	$13,224

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$24,033	$23,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,103	8,524
Net (gains) losses on sales of securities	(19)	42
Stock-based compensation expense	2,286	2,238
Provision for loan losses	250	—
(Decrease) increase in income tax liability	(1,384)	773
Increase in pension liability	3,888	3,688
(Increase) decrease in accounts receivable	(399)	4,027
Other operating activities, net	3,016	(3,707)
Net cash provided by operating activities	39,774	38,796

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	4,648	58,520
Proceeds from maturities of securities available-for-sale	18,001	26,041
Purchase of securities available-for-sale	—	(78,772)
Net increase in loans	(45,763)	(39,993)
Increase in payments in excess of funding	(47,448)	(21,977)
Purchases of premises and equipment, net	(1,877)	(3,956)
Acquisition of Gateway Giving, LLC	(3,000)	—
Net cash used in investing activities	(75,439)	(60,137)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(2,563)	(11,146)
Net decrease in interest-bearing demand and savings deposits	(10,485)	(35,988)
Net increase in time deposits	2,355	3,771
Net increase in accounts and drafts payable	57,772	27,849
Cash dividends paid	(11,317)	(9,342)
Purchase of common shares for treasury	(7,799)	(1,409)
Other financing activities, net	(493)	(457)
Net cash provided by (used in) by financing activities	27,470	(26,722)
Net decrease in cash and cash equivalents	(8,195)	(48,063)
Cash and cash equivalents at beginning of period	230,933	228,110
Cash and cash equivalents at end of period	$222,738	$180,047

Supplemental information:
Cash paid for interest	$3,831	$2,459
Cash paid for income taxes	6,648	3,776

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

(Unaudited)

(Dollars in Thousands except Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, June 30, 2018	$6,524	$204,687	$68,771	$(32,243)	$(21,126)	$226,613

Net income			7,610			7,610
Cash dividends ($.20 per share)			(3,198)			(3,198)
Issuance of 1,787 common shares pursuant to stock-based compensation plan, net		(23)		63		40
Exercise of SARs		(454)		151		(303)
Stock-based compensation expense		761				761
Other comprehensive loss					(2,181)	(2,181)
Balance, September 30, 2018	$6,524	$204,971	$73,183	$(32,029)	$(23,307)	$229,342

Balance, June 30, 2019	$7,753	$205,463	$83,470	$(46,333)	$(9,932)	$240,421

Net income			8,186			8,186
Cash dividends ($.26 per share)			(3,769)			(3,769)
Issuance of 795 common shares pursuant to stock-based compensation plan, net		(5)		48		43
Exercise of SARs		(552)		300		(252)
Stock-based compensation expense		869				869
Other comprehensive income					1,119	1,119
Balance, September , 2019	$7,753	$205,775	$87,887	$(45,985)	$(8,813)	$246,617

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2017	$6,524	$204,631	$59,314	$(32,061)	$(13,320)	$225,088

Net income			23,211			23,211
Cash dividends ($.20 per share)			(9,342)			(9,342)
Issuance of 34,215 common shares pursuant to stock-based compensation plan, net		(1,021)		614		(407)
Exercise of SARs		(877)		301		(576)
Stock-based compensation expense		2,238				2,238
Purchase of 18,656 common shares				(883)		(883)
Other comprehensive loss					(9,987)	(9,987)
Balance, September 30, 2018	$6,524	$204,971	$73,183	$(32,029)	$(23,307)	$229,342

Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

Net income			24,033			24,033
Cash dividends ($.26 per share)			(11,317)			(11,317)
Issuance of 36,062 common shares pursuant to stock-based compensation plan, net		(1,426)		1,324		(102)
Exercise of SARs		(855)		464		(391)
Stock-based compensation expense		2,286				2,286
Purchase of 154,593 common shares				(7,799)		(7,799)
Other comprehensive income					10,059	10,059
Balance, September 30, 2019	$7,753	$205,775	$87,887	$(45,985)	$(8,813)	$246,617

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

In September 2019, the Company acquired the assets of Gateway Giving, LLC and recorded intangible assets of $5,300,000. The purchase price of the acquisition consisted of a cash payment of $3,000,000 and a potential earnout of $4,000,000. The Company estimated the earnout component to be $2,300,000. Those intangible assets were estimated as $3,325,000 for goodwill, $1,500,000 for software, $325,000 for the customer list, and $150,000 for non-compete agreements. The amounts recorded for the software, the customer list, the non-compete agreements, and goodwill were done so on a provisional basis and will be adjusted upon the completion of a valuation.

Details of the Company’s intangible assets are as follows:

	September 30, 2019		December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,613	$(3,352)	$4,288	$(3,071)
Patents	72	(19)	72	(16)
Non-compete agreements	482	(334)	332	(326)
Software	1,734	(276)	234	(234)
Other	500	(250)	500	(225)
Unamortized intangible assets:
Goodwill[1]	16,121	(227)	12,796	(227)
Total intangible assets	$23,522	$(4,458)	$18,222	$(4,099)
[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over seven and ten years; the patents over 18 years; the non-compete agreements over two and five years; software over three years; and other intangible assets over 15 years. Amortization of intangible assets amounted to $359,000 and $331,000 for the nine-month periods ended September 30, 2019 and 2018, respectively. Estimated annual amortization of intangibles is as follows: $604,000 in 2019, $983,000 in each of 2020 and 2021, $498,000 in 2022 and $164,000 in 2023.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of potential common shares outstanding. There were no anti-dilutive shares in the three and nine months ended September 30, 2019 and 2018. The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share data)	2019	2018	2019	2018
Basic:
Net income	$8,186	$7,610	$24,033	$23,211
Weighted-average common shares outstanding	14,417,725	14,695,170	14,435,670	14,687,614
Basic earnings per share	$.57	$.52	$1.66	$1.58
Diluted:
Net income	$8,186	$7,610	$24,033	$23,211
Weighted-average common shares outstanding	14,417,725	14,695,170	14,435,670	14,687,614
Effect of dilutive restricted stock and stock appreciation rights	262,917	248,010	258,123	240,489
Weighted-average common shares outstanding assuming dilution	14,680,642	14,943,180	14,693,793	14,928,103
Diluted earnings per share	$.56	$.51	$1.64	$1.55

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 22, 2019, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company did not repurchase shares during the three-month periods ended September 30, 2019 and 2018 and repurchased 154,593 and 18,656 during the nine-month periods ended September 30, 2019 and 2018, respectively. As of September 30, 2019, 450,222 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

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

•

Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and

•

Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2019
Fee income from customers	$28,026	$257	$(21)	$28,262
Interest income*	6,760	7,930	(513)	14,177
Interest expense	—	1,392	—	1,392
Intersegment income (expense)	—	533	(533)	—
Tax-equivalized pre-tax income*	7,619	3,399	(534)	10,484
Goodwill	15,758	136	—	15,894
Other intangible assets, net	3,170	—	—	3,170
Total Assets	908,946	862,142	9,922	1,781,010
Average Funding Sources	704,772	588,226	—	1,292,998
Three Months Ended September 30, 2018
Fee income from customers	$26,263	$253	$(81)	$26,435
Interest income*	6,446	6,661	(329)	12,778
Interest expense	—	1,029	—	1,029
Intersegment income (expense)	—	467	(467)	—
Tax-equivalized pre-tax income*	7,269	2,796	(411)	9,654
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,664	—	—	1,664
Total Assets	903,055	847,673	(72,481)	1,678,247
Average Funding Sources	650,267	550,594	—	1,200,861
Nine Months Ended September 30, 2019
Fee income from customers	$82,049	$1,040	$(442)	$ 82,647
Interest income*	19,273	23,082	(883)	41,472
Interest expense	—	3,987	—	3,987
Intersegment income (expense)	—	1,587	(1,587)	—
Tax-equivalized pre-tax income*	21,997	10,214	(1,324)	30,887
Goodwill	15,758	136	—	15,894
Other intangible assets, net	3,170	—	—	3,170
Total Assets	908,946	862,142	9,922	1,781,010
Average Funding Sources	667,741	583,458	—	1,251,199
Nine Months Ended September 30, 2018
Fee income from customers	$76,397	$947	$105	$77,449
Interest income*	18,621	20,351	(2,081)	36,891
Interest expense	—	2,502	—	2,502
Intersegment income (expense)	—	1,415	(1,415)	—
Tax-equivalized pre-tax income*	21,394	10,245	(1,976)	29,663
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,664	—	—	1,664
Total Assets	903,055	847,673	(72,481)	1,678,247
Average Funding Sources	637,508	566,390	—	1,203,898
*

Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2019 and 2018. The tax-equivalent adjustment was approximately $511,000 and $564,000 for the Three Months Ended 2019 and 2018, respectively, and $1,583,000 and $1,875,000 for the Nine Months Ended 2019 and 2018, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Commercial and industrial	$325,077	$277,091
Real estate:
Commercial:
Mortgage	83,925	95,605
Construction	24,026	11,858
Faith-based:
Mortgage	318,809	316,147
Construction	15,545	20,576
Other	2	310
Total loans	$767,384	$721,587

The following table presents the aging of loans by loan categories at September 30, 2019 and December 31, 2018:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
September 30, 2019
Commercial and industrial	$325,077	$—	$—	$—	$—	$325,077
Real estate:
Commercial:
Mortgage	83,925	—	—	—	—	83,925
Construction	24,026	—	—	—	—	24,026
Faith-based:
Mortgage	318,809	—	—	—	—	318,809
Construction	15,545	—	—	—	—	15,545
Other	2	—	—	—	—	2
Total	$767,384	$—	$—	$—	$—	$767,384
December 31, 2018
Commercial and industrial	$277,091	$—	$—	$—	$—	$277,091
Real estate:
Commercial:
Mortgage	95,605	—	—	—	—	95,605
Construction	11,858	—	—	—	—	11,858
Faith-based:
Mortgage	316,147	—	—	—	—	316,147
Construction	20,576	—	—	—	—	20,576
Other	310	—	—	—	—	310
Total	$721,587	$—	$—	$—	$—	$721,587

The following table presents the credit exposure of the loan portfolio as of September 30, 2019 and December 31, 2018:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
September 30, 2019
Commercial and industrial	$322,491	$2,586	$—	$325,077
Real estate:
Commercial:
Mortgage	83,925	—	—	83,925
Construction	24,026	—	—	24,026
Faith-based:
Mortgage	317,479	1,330	—	318,809
Construction	15,545	—	—	15,545
Other	2	—	—	2
Total	$763,468	$3,916	$—	$767,384
December 31, 2018
Commercial and industrial	$275,308	$1,783	$—	$277,091
Real estate:
Commercial:
Mortgage	95,447	158	—	95,605
Construction	11,858	—	—	11,858
Faith-based:
Mortgage	314,940	1,207	—	316,147
Construction	20,576	—	—	20,576
Other	310	—	—	310
Total	$718,439	$3,148	$—	$721,587
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, “Allowance for Credit Losses.” There were no impaired loans, loans delinquent 90 days or more and still accruing, or loans classified as troubled debt restructuring at September 30, 2019 and December 31, 2018.

There were no foreclosed loans recorded as other real estate owned as of September 30, 2019 and December 31, 2018.

A summary of the activity in the allowance for loan losses from December 31, 2018 to September 30, 2019 is as follows:

(In thousands)	December 31, 2018	Charge- Offs	Recoveries	Provision	September 30, 2019
Commercial and industrial	$4,179	$—	$34	$672	$4,885
Real estate:
Commercial:
Mortgage	1,417	—	—	(161)	1,256
Construction	89	—	—	91	180
Faith-based:
Mortgage	3,961	—	—	32	3,993
Construction	155	—	—	(38)	117
Other	424	—	—	(346)	78
Total	$10,225	$—	$34	$250	$10,509

A summary of the activity in the allowance for loan losses from December 31, 2017 to September 30, 2018 is as follows:

(In thousands)	December 31, 2017	Charge- Offs	Recoveries	Provision	September 30, 2018
Commercial and industrial	$3,652	$—	$15	$535	$4,202
Real estate:
Commercial:
Mortgage	1,394	—	—	(9)	1,385
Construction	70	—	—	100	170
Faith-based:
Mortgage	3,962	—	—	(105)	3,857
Construction	196	—	—	34	230
Industrial Revenue Bonds	52	—	—	(38)	14
Other	879	—	—	(517)	362
Total	$10,205	$—	$15	$—	$10,220

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2019 and December 31, 2018, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2019, the balance of unused loan commitments, standby and commercial letters of credit were $171,503,000, $10,180,000, and $2,662,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to time deposits at September 30, 2019:

		Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Time deposits	74,812	54,261	18,870	1,681	—
Total	$74,812	54,261	18,870	1,681	—

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the nine months ended September 30, 2019, 36,062 restricted shares, 36,801 performance-based restricted shares, and 0 SARs were granted under the Omnibus Plan.

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

As of September 30, 2019, the total unrecognized compensation expense related to non-vested restricted shares was $1,827,000, and the related weighted-average period over which it is expected to be recognized is approximately 0.83 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended September 30, 2019
	Shares	Fair Value
Balance at December 31, 2018	99,724	$45.48
Granted	36,062	49.12
Vested	(13,264)	39.76
Balance at September 30, 2019	122,522	$47.17

Performance-Based Restricted Stock

In February of 2017, the Company granted three-year performance based restricted stock (“PBRS”) awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2017 through December 31, 2019. The PBRS awards cliff vest on the three-year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of these PBRS shares outstanding at September 30, 2019 was 30,057 with a grant date fair value of $49.33 per share. The 2019 expense related to these grants is currently estimated to be $595,000 and is based on the grant date fair value of the awards and the Company’s achievement of 120% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In February and July of 2018, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2018 through December 31, 2020. The PBRS awards cliff vest on the three-year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of these PBRS shares outstanding at September 30, 2019 was 35,258 with an average grant date fair value of $49.04 per share. The 2019 expense related to these grants is currently estimated to be $674,000 and is based on the grant date fair value of the awards and the Company’s achievement of 117% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In February and June of 2019, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2019 through December 31, 2021. The PBRS awards cliff vest on the three-year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of these PBRS shares outstanding at September 30, 2019 was 36,801 with an average grant date fair value of $49.06 per share. The 2019 expense related to these grants is currently estimated to be $644,000 and is based on the grant date fair value of the awards and the Company’s achievement of 108% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs

There were no SARs granted and no expense recognized during the nine months ended September 30, 2019. Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2019:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2018	237,121	$29.86	3.50	$5,468
Exercised	(34,518)	24.22	—	—
Exercisable at September 30, 2019	202,603	$30.82	2.93	$4,694

There were no non-vested SARs at September 30, 2019.

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

(In thousands)	Estimated 2019	Actual 2018
Service cost – benefits earned during the year	$3,708	$4,017
Interest cost on projected benefit obligations	4,083	3,703
Expected return on plan assets	(4,754)	(5,202)
Net amortization and deferral	1,634	1,522
Net periodic pension cost	$4,671	$4,040

Pension costs recorded to expense were $1,178,000 and $1,049,000 for the three-month periods ended September 30, 2019 and 2018, respectively, and totaled $3,543,000 and $3,147,000 for the nine-month periods ended September 30, 2019 and 2018, respectively. Pension costs increased in 2019 primarily due to a decrease in the discount rate. The Company made no contribution to the plan during the nine-month period ended September 30, 2019 and is evaluating the amount of additional contributions, if any, in the remainder of 2019.Net periodic pension cost is presented within personnel expense in the Consolidated Statements of Income.

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

(In thousands)	Estimated 2019	Actual 2018
Service cost – benefits earned during the year	$97	$92
Interest cost on projected benefit obligation	408	348
Net amortization	276	581
Net periodic pension cost	$781	$1,021

Pension costs recorded to expense were $195,000 and $255,000 for the three-month periods ended September 30, 2019 and 2018, respectively, and were $586,000 and $766,000 for the nine-month periods ended September 30, 2019 and 2018, respectively.

Note 10 – Income Taxes

As of September 30, 2019, the Company’s unrecognized tax benefits were approximately $1,438,000, of which $1,310,000 would, if recognized, affect the Company’s effective tax rate. As of December 31, 2018, the Company’s unrecognized tax benefits were approximately $1,403,000, of which $1,272,000 would, if recognized, affect the Company’s effective tax rate. During the next 12 months, the Company may realize a reduction of its unrecognized tax benefits of approximately $207,000 due to the lapse of federal and state statutes of limitations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $192,000 and $136,000 of gross interest accrued as of September 30, 2019 and December 31, 2018, respectively. There were no penalties for unrecognized tax benefits accrued at September 30, 2019 and December 31, 2018.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. U.S. federal income tax returns for tax years 2016 through 2017 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2014 through 2017.

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

	September 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$312,826	$13,680	$—	$326,506
U.S. government agencies	99,813	516	244	100,085
Certificates of deposit	1,000	—	—	1,000
Total	$413,639	$14,196	$244	$427,591

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$332,732	$3,791	$1,806	$334,717
U.S. government agencies	106,153	86	1,417	104,822
Certificates of deposit	1,995	—	—	1,995
Total	$440,880	$3,877	$3,223	$441,534

The fair values of securities with unrealized losses are as follows:

	September 30, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$1,117	$1	$—	$—	$1,117	$1
U.S. government agencies	5,967	18	25,809	225	31,776	243
Total	$7,084	$19	$25,809	$225	$32,893	$244

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$91,248	$556	$60,546	$1,250	$151,794	$1,806
U.S. government agencies	30,409	130	38,005	1,287	68,414	1,417
Total	$121,657	$686	$98,551	$2,537	$220,208	$3,223

There were 15 securities, or 5% of the total (10 greater than 12 months), in an unrealized loss position as of September 30, 2019. There were 136 securities, or 43% of the total (61 greater than 12 months), in an unrealized loss position as of December 31, 2018. All unrealized losses were reviewed to determine whether the losses were other than temporary. Management believes that all unrealized losses are temporary since they were market driven, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2019
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$35,337	$35,489
Due after 1 year through 5 years	106,384	108,511
Due after 5 years through 10 years	230,729	242,078
Due after 10 years	41,189	41,513
Total	$413,639	$427,591

Proceeds from sales of investment securities classified as available-for-sale were $0 for each of the three month periods ended September 30, 2019 and 2018, and were $4,648,000 and $58,520,000 for the nine months ended September 30, 2019 and 2018, respectively. There were no gross realized gains for the three months ended September 30, 2019 or 2018. Gross realized gains were $19,000 for the nine months ended September 30, 2019 compared to gross realized losses of $42,000 for the nine months ended September 30, 2018. There were no securities pledged to secure public deposits and for other purposes at September 30, 2019.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$222,738	$222,738	$230,933	$230,933
Investment securities	427,591	427,591	441,534	441,534
Loans, net	756,875	769,487	711,362	711,090
Accrued interest receivable	6,535	6,535	7,069	7,069
Total	$1,413,739	$1,426,351	$1,390,898	$1,390,626
Balance sheet liabilities:
Deposits	$711,233	$711,717	$721,926	$722,018
Accounts and drafts payable	762,075	762,075	694,360	694,360
Accrued interest payable	247	247	91	91
Total	$1,473,555	$1,474,039	$1,416,377	$1,416,469

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2019 and 2018. No financial instruments are measured using Level 3 inputs for the nine months ended September 30, 2019 and 2018.

Note 13 – Revenue from Contracts with Customers

On January 1, 2018, the Company adopted FASB ASC 606, “Revenue from Contracts with Customers” (“FASB ASC 606”) and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings. Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the new guidance. The services that fall within the scope of FASB ASC 606 are presented within fee revenue and other income in the Consolidated Statements of Income and are recognized as revenue as the obligation to the customer is satisfied. Services within the scope of FASB ASC 606 include invoice processing and payment fees, bank service fees, and other real estate owned (“OREO”).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$20,408	$19,876	$61,397	$58,492
Invoice payment fees	7,333	6,144	19,653	17,576
Information services payment and processing revenue	27,741	26,020	81,050	76,068
Bank service fees	307	300	984	994
Fee revenue (in-scope of FASB ASC 606)	28,048	26,320	82,034	77,062
Other income (out-of-scope of FASB ASC 606)	214	115	613	387
Total fee revenue and other income	28,262	26,435	82,647	77,449

Net interest income after provision for loan losses (out-of-scope of FASB ASC 606)[1]	12,274	11,186	35,653	32,514
Total net revenue	$40,536	$37,621	$118,300	$109,963
[1]

The Company earns interest income from the balances generated during the invoice processing and payment cycle and on deposit accounts, which is an integral component of the Company’s compensation for services provided, but is out-of-scope of FASB ASC 606.

Note 14 – Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 – “Leases (ASC Topic 842).” The Company leases certain premises under operating leases. As of September 30, 2019, the Company had lease liabilities of $7,019,000 and right-of-use assets of $6,241,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended September 30, 2019, operating lease cost was $419,000, short-term lease cost was $33,000, and there was no variable lease cost. For the nine months ended September 30, 2019, operating lease cost was $1,259,000, short-term lease cost was $107,000, and there was no variable lease cost. For the period ended September 30, 2019, the weighted average remaining lease term for the operating leases was 6.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.5%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There has been no significant change in the Company’s expected future minimum lease payments since December 31, 2018. See the Company’s 2018 Annual Report on Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of September 30, 2019 was as follows:

(In thousands)	September 30, 2019
Lease payments due
Less than 1 year	$1,759
1-2 years	1,665
2-3 years	1,525
3-4 years	902
4-5 years	390
Over 5 years	2,070
Total undiscounted cash flows	8,311
Discount on cash flows	1,292
Total lease liability	$7,019

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2019. At September 30, 2019, the Company had one lease that had not yet commenced, but is expected to create approximately $800,000 of additional lease liabilities and right-of-use assets for the Company. This lease is anticipated to commence in 2020.

Note 15 – Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2019, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2019 (“Third Quarter of 2019”) compared to the three-month period ended September 30, 2018 (“Third Quarter of 2018”) and the nine-month period ended September 30, 2019 (“Nine Months Ended 2019”) compared to the nine-month period ended September 30, 2018 (“Nine Months Ended 2018”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2018 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2019 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter of			Nine Months Ended
(In thousands except per share data)	2019	2018	% Change	2019	2018	% Change
Net income	$8,186	$7,610	7.6	$24,033	$23,211	3.5
Diluted earnings per share	$.56	$.51	9.8	$1.64	$1.55	5.8
Return on average assets	1.82%	1.84%	—	1.86%	1.92%	—
Return on average equity	13.44%	13.31%	—	13.76%	13.96%	—

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

	Third Quarter of			Nine Months Ended
(In thousands)	2019	2018	% Change	2019	2018	% Change
Transportation invoice volume	9,236	9,530	(3.1)%	27,406	28,349	(3.3)%
Transportation invoice dollar volume	$7,104,771	$7,264,898	(2.2)%	$21,211,746	$21,227,816	(0.1)%
Facility Expense transaction volume*	7,143	7,124	0.3%	21,029	21,414	(1.8)%
Facility Expense dollar volume*	$4,118,393	$3,667,007	12.3%	$11,468,896	$10,338,979	10.9%
Payment and processing revenue	$27,741	$26,020	6.6%	$81,050	$76,068	6.5%
*	Includes energy, telecom and waste

Third Quarter of 2019 compared to Third Quarter of 2018:

Payment and processing fee revenue increased 7%. Factors continuing to influence performance were an expanding customer base and the development and deployment of new revenue-generating services. Transportation invoice volume declined 3% as a historically robust 2018 created a challenging comparison in 2019. Additionally, dollar volume decreased 2% as a result of a softening carrier market. Facility-related (electricity, gas, waste and telecom expense management) dollar volume was up a strong 12% due to significantly increased “spend” by several major clients plus contributions from new customers. Facility expense transactions volume increased slightly as the mix of customers, particularly in telecom expense management, changed from a relatively high transaction/low dollar to a relatively low transaction/high dollar average customer. Actual customer counts increased for the quarter.

There were no gains on sales of securities in either the Third Quarter of 2019 or 2018.

Nine Months Ended 2019 compared to Nine Months Ended 2018:

Payment and processing fee revenue, transportation invoice and dollar volumes, as well as expense management transaction and dollar volumes, fluctuated for the same reasons as the Third Quarter.

Gains of $19,000 on the sales of securities were recognized in the Nine Months Ended 2019, compared to losses of $42,000 in the Nine Months Ended 2018.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Third Quarter of			Nine Months Ended
(In thousands)	2019	2018	% Change	2019	2018	% Change
Average earnings assets	$1,498,470	$1,397,477	7.2%	$1,456,242	$1,385,488	5.1%
Average interest-bearing liabilities	398,982	359,793	10.9%	389,443	369,016	5.5%
Net interest income*	12,785	11,749	8.8%	37,485	34,389	9.0%
Net interest margin*	3.38%	3.34%		3.44%	3.32%
Yield on earning assets*	3.75%	3.63%		3.81%	3.56%
Rate on interest-bearing liabilities	1.38%	1.13%		1.37%	.91%
*	Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2019 and 2018.

Third Quarter of 2019 compared to Third Quarter of 2018:

Third Quarter of 2019 average earning assets increased $100,993,000, or 7.2%, compared to the same period in the prior year. Average federal funds sold and short-term investments increased $132,661,000 and loans increased $56,443,000, or 7.9%. These were partially offset by a decrease in interest-bearing deposits in other financial institutions of $60,648,000, or 37.2%, and average investment securities of $22,400,000, or 5.1%, in the Third Quarter of 2019 compared to the Third Quarter of 2018.

Average accounts and drafts payable increased $53,381,000, or 7.1%, and non-interest bearing demand deposits increased $22,162,000, or 8.9%, in the Third Quarter of 2019 compared to the Third Quarter of 2018. Total average interest-bearing liabilities for the Third Quarter of 2019 increased $39,189,000, or 10.9%, compared to the Third Quarter of 2018.

The changes to the interest rate environment also led to an increase in the rate for the yield on earning assets and on interest-bearing liabilities in the Third Quarter of 2019 compared to the Third Quarter of 2018.

Nine Months Ended 2019 compared to Nine Months Ended 2018:

Nine Months Ended 2019 average earning assets increased $70,754,000, or 5.1%, compared to the same period in the prior year. Average federal funds sold and other short-term investments increased $56,087,000, or 53.2%, and loans increased $49,790,000, or 7.1%. These were partially offset by a decrease in average investment securities of $23,352,000, or 5.2%, for the Nine Months Ended 2019 as compared to the Nine Months Ended 2018.

Average accounts and drafts payable balances for the Nine Months Ended 2019 increased $41,058,000, or 5.6%, and non-interest bearing demand deposits increased $22,372,000, or 9.1%. Total average interest-bearing liabilities for the Nine Months Ended 2019 increased $20,428,000, or 5.5% compared to the Nine Months Ended 2018.

Net interest income and net interest margin were impacted by the same factors as the Third Quarter.

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

	Third Quarter of 2019			Third Quarter of 2018
(In thousands)	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Assets[1]
Earning assets
Loans[2]:
Taxable	$774,489	$9,549	4.89%	$716,849	$8,356	4.62%
Tax-exempt[3]	—	—	—	1,197	13	4.31
Investment securities[4]:
Taxable	102,507	603	2.33	100,530	593	2.34
Tax-exempt[3]	315,381	2,436	3.06	339,758	2,671	3.12
Certificates of deposit	1,644	8	1.93	6,707	26	1.54
Interest-bearing deposits in other financial institutions	102,386	502	1.95	163,034	794	1.93
Federal funds sold and other short-term investments	202,063	1,079	2.12	69,402	325	1.86
Total earning assets	1,498,470	14,177	3.75	1,397,477	12,778	3.63
Non-earning assets:
Cash and due from banks	16,307			13,398
Premises and equipment, net	20,981			22,583
Bank-owned life insurance	17,456			17,197
Goodwill and other intangibles	14,669			14,300
Other assets	222,449			182,565
Allowance for loan losses	(10,507)			(10,218)
Total assets	$1,779,825			$1,637,302
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$315,341	$996	1.25%	$292,038	$802	1.09%
Savings deposits	9,612	24	0.99	11,129	30	1.07
Time deposits >= $100	25,978	133	2.03	24,718	95	1.52
Other time deposits	48,051	239	1.97	31,908	102	1.27
Total interest-bearing liabilities	398,982	1,392	1.38	359,793	1,029	1.13
Non-interest bearing liabilities:
Demand deposits	272,551			250,389
Accounts and drafts payable	809,078			755,697
Other liabilities	57,646			44,652
Total liabilities	1,538,257			1,410,531
Shareholders’ equity	241,568			226,771
Total liabilities and shareholders’ equity	$1,779,825			$1,637,302
Net interest income		$12,785			$11,749
Net interest margin			3.38%			3.34%
Interest spread			2.37			2.50
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $127,000 and $98,000 for the Third Quarter of 2019 and 2018, respectively.
3.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2019 and 2018. The tax-equivalent adjustment was approximately $511,000 and $564,000 for the Third Quarter of 2019 and 2018, respectively.

4.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended 2019			Nine Months Ended 2018
(In thousands)	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Assets[1]
Earning assets
Loans[2]:
Taxable	$755,331	$27,564	4.88%	$703,535	$23,786	4.52%
Tax-exempt[3]	—	—	0.00	2,006	57	3.80
Investment securities[4]:
Taxable	104,614	1,865	2.38	78,609	1,348	2.29
Tax-exempt[3]	322,682	7,538	3.12	372,039	8,872	3.19
Certificates of deposit	1,877	28	1.99	7,134	80	1.50
Interest-bearing deposits in other financial institutions	110,294	1,789	2.17	116,808	1,539	1.76
Federal funds sold and other short-term investments	161,444	2,688	2.23	105,357	1,209	1.53
Total earning assets	1,456,242	41,472	3.81	1,385,488	36,891	3.56
Non-earning assets:
Cash and due from banks	14,292			13,472
Premises and equipment, net	21,522			22,322
Bank-owned life insurance	17,475			17,084
Goodwill and other intangibles	14,243			14,409
Other assets	210,200			173,833
Allowance for loan losses	(10,413)			(10,213)
Total assets	$1,723,561			$1,616,395
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$305,454	$2,841	1.24%	$303,976	$1,932.85%
Savings deposits	10,487	83	1.06	11,230	76.90
Time deposits >= $100	24,728	364	1.97	23,764	257	1.45
Other time deposits	48,774	699	1.92	30,046	237	1.05
Total interest-bearing liabilities	389,443	3,987	1.37	369,016	2,502.91
Non-interest bearing liabilities:
Demand deposits	267,374			245,002
Accounts and drafts payable	778,141			737,083
Other liabilities	55,007			42,955
Total liabilities	1,489,965			1,394,056
Shareholders’ equity	233,596			222,339
Total liabilities and shareholders’ equity	$1,723,561			$1,616,395
Net interest income		$37,485			$34,389
Net interest margin			3.44%			3.32%
Interest spread			2.44			2.65
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $369,000 and $289,000 for the Nine Months Ended 2019 and 2018, respectively.
3.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2019 and 2018. The tax-equivalent adjustment was approximately $1,583,000 and $1,875,000 for the Nine Months Ended 2019 and 2018, respectively.

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

	Third Quarter of 2019 Over Third Quarter of 2018
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$694	$499	$1,193
Tax-exempt[2]	(13)	—	(13)
Investment securities:
Taxable	12	(2)	10
Tax-exempt[2]	(189)	(46)	(235)
Certificates of deposit	(23)	5	(18)
Interest-bearing deposits in other financial institutions	(297)	5	(292)
Federal funds sold and other short-term investments	702	52	754
Total interest income	886	513	1,399
Interest expense on:
Interest-bearing demand deposits	67	127	194
Savings deposits	(4)	(2)	(6)
Time deposits >=$100	5	33	38
Other time deposits	65	72	137
Total interest expense	133	230	363
Net interest income	$753	$283	$1,036
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Third Quarter of 2019 and 2018.

	Nine Months Ended 2019 Over Nine Months Ended 2018
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$1,818	$1,960	$3,778
Tax-exempt[2]	(57)	—	(57)
Investment securities:
Taxable	462	55	517
Tax-exempt[2]	(1,156)	(178)	(1,334)
Certificates of deposit	(72)	20	(52)
Interest-bearing deposits in other financial institutions	(90)	340	250
Federal funds sold and other short-term investments	801	678	1,479
Total interest income	1,706	2,875	4,581
Interest expense on:
Interest-bearing demand deposits	9	900	909
Savings deposits	(5)	12	7
Time deposits >=$100	11	96	107
Other time deposits	200	262	462
Total interest expense	215	1,270	1,485
Net interest income	$1,491	$1,605	$3,096
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Nine Months Ended 2019 and 2018.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results can be the provision for loan losses. There was no provision for loan loss recorded during the Third Quarter of 2019 or the Third Quarter of 2018. There was a loan loss provision of $250,000 recorded during the Nine Months Ended 2019 to support the growth in the loan portfolio. There was no loan loss provision in the Nine Months Ended 2018. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $3,000 in the Third Quarter of 2019 and $5,000 in the Third Quarter of 2018. Net loan recoveries were $34,000 in the Nine Months Ended 2019 and $15,000 during the Nine Months Ended 2018.

The ALLL at September 30, 2019 was $10,509,000 and at December 31, 2018 was $10,225,000. The ratio of ALLL to total loans outstanding at September 30, 2019 was 1.37% compared to 1.42% at December 31, 2018. There were no nonperforming loans at September 30, 2019 or December 31, 2018.

The ALLL has been established and is maintained to absorb reasonably estimated and probable losses in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology consists of two components: 1) estimated credit losses on individually evaluated loans that are determined to be impaired in accordance with FASB ASC 310, “Allowance for Credit Losses,” and 2) estimated credit losses inherent in the remainder of the loan portfolio in accordance with FASB ASC 450, “Contingencies.” Estimated credit losses is an estimate of the current amount of loans that is probable the Company will be unable to collect according to the original terms.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Third Quarter of		Nine Months Ended
(In thousands)	2019	2018	2019	2018
Allowance at beginning of period	$10,506	$10,215	$10,225	$10,205
Provision charged to expense	—	—	250	—
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	3	5	34	15
Net recoveries	3	5	34	15
Allowance at end of period	$10,509	$10,220	$10,509	$10,220
Loans outstanding:
Average	$774,489	$718,046	$755,331	$705,541
September 30	767,384	726,239	767,384	726,239
Ratio of ALLL to loans outstanding:
Average	1.36%	1.42%	1.39%	1.45%
September 30	1.37%	1.41%	1.37%	1.41%
Impaired loans:
Nonaccrual loans	$—	$—	$—	$—
Loans past due 90 days or more	—	—	—	—
Troubled debt restructurings	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Foreclosed assets	$—	—	$—	—
Impaired loans as percentage of average loans	—	—	—	—

The Bank had no property carried as other real estate owned as of September 30, 2019 or September 30, 2018.

Operating Expenses

Total operating expenses for the Third Quarter of 2019 were up 7.1%, or $2,033,000, compared to the Third Quarter of 2018 and were up 8.3%, or $6,821,000, for the Nine Months Ended 2019 compared to the Nine Months Ended 2018.

Personnel expense for the Third Quarter of 2019 increased $1,767,000 compared to the Third Quarter of 2018 and increased $4,876,000 to $68,594,000 for the Nine Months Ended 2019 compared to the Nine Months Ended 2018 as the Company continued to invest in the technology and staff required to win and support new business, annual salary merit increases, and increased retirement plan costs.

Equipment expense for the Third Quarter of 2019 increased $120,000, or 8.4%, compared to the Third Quarter of 2018 and $425,000, or 10.2%, for the Nine Months Ended 2019 from the Nine Months Ended 2018. Outside service expense for the Third Quarter of 2019 increased $243,000, or 12.8%, compared to the Third Quarter of 2018 and $768,000, or 13.6%, for the Nine Months Ended 2019 from the Nine Months Ended 2018. These increases were the result of the continued strategic investment in technology to win and support new business and the ongoing restructuring of the IT organization.

Financial Condition

Total assets at September 30, 2019 were $1,781,010,000, an increase of $85,834,000, or 5.1%, from December 31, 2018. The most significant changes in asset balances during this period were increases in payments in excess of funding of $47,448,000 and loans of $45,797,000. These were partially offset by a decrease of $13,943,000 in investment securities and a decrease of $8,195,000 in cash and cash equivalents. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2019 were $1,534,393,000, an increase of $69,065,000, or 4.7%, from December 31, 2018. Accounts and drafts payable at September 30, 2019 were $762,075,000, an increase of $67,715,000, or 9.8%, from December 31, 2018. Total shareholders’ equity at September 30, 2019 was $246,617,000, a $16,769,000, or 7.3%, increase from December 31, 2018. Total shareholders’ equity increased as a result of net income of $24,033,000 and the change in accumulated other comprehensive income of $10,059,000. This was offset by dividends paid of $11,317,000 and share repurchases of $7,799,000.

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

Liquidity and Capital Resources

The balance of liquid assets consisting of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments, was $222,738,000 at September 30, 2019, a decrease of $8,195,000, or 3.5%, from December 31, 2018. At September 30, 2019, these assets represented 12.5% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $427,591,000 at September 30, 2019, a decrease of $13,943,000 from December 31, 2018. These assets represented 24.0% of total assets at September 30, 2019. Of this total, 76% were state and political subdivision securities. Of the total portfolio, 8.3% mature in one year or less, 25.4% mature in one to five years, and 66.3% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $191,241,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of September 30, 2019 or December 31, 2018.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $50,115,000 of CDARS deposits and interest-bearing demand deposits include $66,160,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $39,774,000 for the Nine Months Ended 2019 compared with $38,796,000 for the Nine Months ended 2018, an increase of $978,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2019, which are estimated to range from $4 million to $6 million.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets, are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

Fully phased-in as of January 1, 2019, the Basel III Capital Rules require banking organizations, like Cass, to maintain:

•

a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer;

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer;

•

a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and

•

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Cass Information Systems, Inc.	$246,640	19.72%	$244,660	21.38%
Cass Commercial Bank	150,239	19.08%	137,894	18.31%
Common Equity Tier I Capital (to risk-weighted assets):
Cass Information Systems, Inc.	$236,131	18.88%	$234,435	20.49%
Cass Commercial Bank	142,198	18.06%	130,037	17.26%
Tier I capital (to risk-weighted assets):
Cass Information Systems, Inc.	$236,131	18.88%	$234,435	20.49%
Cass Commercial Bank	142,198	18.06%	130,037	17.26%
Tier I capital (to average assets):
Cass Information Systems, Inc.	$236,131	13.41%	$234,435	13.89%
Cass Commercial Bank	142,198	16.99%	130,037	15.35%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – “Leases (ASC Topic 842).” The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current generally accepted accounting principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. Adoption of the ASU resulted in the recognition of lease liabilities totaling $7,808,000 and the right-of-use assets totaling $7,383,000. The initial balance sheet gross up upon adoption was related to operating leases of certain real estate properties. See Note 14 – Leases for additional disclosures related to leases.

In June 2016, the FASB issued ASU No. 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires measurement and recognition of expected credit losses for financial assets held. Under this standard, the Company will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019. The Company has formed a cross-functional working group under the direction of the Chief Financial Officer comprised of individuals from various functional areas including credit, risk management, finance, and accounting to address the adoption and implementation of the ASU. The group is currently working through the implementation plan and is in the process of developing an in-house solution to use in the adoption of the ASU. The Company is also utilizing an external consultant to assist with the implementation plan. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15.0% from an immediate and sustained parallel change in interest rates of 200 basis points. Based on the Company’s most recent evaluation, management does not believe the Company’s risk position at September 30, 2019 has changed materially from that at December 31, 2018.

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

There were no changes in the Third Quarter of 2019 in the Company’s internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
	(a)	None.
	(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2019.

ITEM 6.	EXHIBITS

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

Exhibit 101.SCH Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASS INFORMATION SYSTEMS, INC.

DATE: November 7, 2019	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 7, 2019	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)