Form 10-K
period 2019-12-31
CASS INFORMATION SYSTEMS INC
filed 2020-02-28
CIK 708781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number 000-20827

CASS INFORMATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Missouri		43-1265338
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

12444 Powerscourt Drive, Suite 550, St. Louis, Missouri 63131		(314) 506-5500
(Address of principal executive offices) (Zip Code)		(Telephone Number, incl. area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.50 per share	CASS	The Nasdaq Global Select Market

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $702,445,000 based on the closing price of the common stock of $48.48 on June 30, 2019, as reported by The Nasdaq Global Select Market. As of February 19, 2020, the Registrant had 14,552,402 shares outstanding of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

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

PART I.

ITEM 1. BUSINESS

Description of Business

Cass Information Systems, Inc. (“Cass” or the “Company”) is a leading provider of payment and information processing services to large manufacturing, distribution and retail enterprises across the United States. The Company provides transportation invoice rating, payment processing, auditing, accounting and transportation information to many of the nation’s largest companies. It is also a processor and payer of energy invoices, including electricity, gas, waste, and other facility related expenses. Further, Cass competes in the telecommunications expense management market which includes bill processing, audit and payment services for telephone, data line, wireless and communication equipment expense. Cass also provides both a B2B payment platform for clients that require an agile fintech partner and on-line generosity platform. The Company, through its wholly owned bank subsidiary, Cass Commercial Bank (the “Bank”), also provides commercial banking services. The Bank’s primary focus is to support the Company’s payment operations and provide banking services to its target markets, which include privately-owned businesses and faith-based ministries. Services include commercial and commercial real estate loans, checking, savings and time deposit accounts, and other cash management services.

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

Marketing, Customers and Competition

The Company, through its Transportation Information Services business unit, is one of the largest firms in the transportation bill processing and payment industry in the United States based on the total dollars of transportation bills paid and items processed. Competition consists of a few primary competitors and numerous small transportation bill audit firms located throughout the United States. While offering transportation payment services, few of these audit firms compete on a national basis. These competitors compete mainly on price, functionality and service levels. The Company, through its Expense Management business unit, also competes with other companies located throughout the United States that pay energy and waste bills and provide management reporting. Available data indicates that the Company is one of the largest providers of energy information processing and payment services. Cass is unique among these competitors in that it is not exclusively affiliated with any one energy service provider (“ESP”). Various ESPs market the Company’s services, adding value with their unique auditing, consulting and technological capabilities. Many of Cass’ services are customized for the ESPs, providing a full-featured solution without any development costs to the ESP. The Company, through its Telecom Information Services business unit, is a leader in the growing telecom expense management market and competes with other companies located throughout the United States in this market. The Company, through its Waste Expense Management business competes against small expense management companies along with large national account programs of major haulers. The Company, with its recently completed acquisition of Gateway Giving, LLC, formed a new division known as Gyve Generosity Services (“Gyve”). Gyve uses an on-line platform to provide generosity services for faith-based and non-profit organizations, which is a complementary service offering to the Bank’s faith-based customers. Also, the Company through its Integrated Payments business competes with providers of corporate payment solutions.

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

Employees

The Company and its subsidiaries had 875 full-time and 247 part-time employees as of February 19, 2020. Of these employees, the Bank had 54 full-time and one part-time employees.

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

Dividends and Stock Repurchases – Both the Company and the Bank are subject to various regulations that restrict their ability to pay dividends and the amount of dividends that they may pay. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution, such as the Bank, may not pay dividends if payment would cause it to become undercapitalized or if it is already undercapitalized. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital and, under certain circumstances, the ability of federal regulators to prohibit dividend payments as an unsound or unsafe practice.

In July 2019, the federal bank regulators adopted final rules (the “Capital Simplifications Rules”) applicable to banks, like Cass, that are not subject to the advanced approaches capital framework that applies to large, internationally active banking organizations with at least $250 billion in total consolidated assets or at least $10 billion in total on-balance sheet foreign exposure. Among other things, the Capital Simplifications Rules eliminated the standalone Federal Reserve prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, the Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board.

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

The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. For instance, the Basel III Capital Rules and the Capital Simplification Rules provide for a number of deductions from and adjustments to common equity Tier 1 capital. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from Tier 1 capital to the extent that any one such category exceeds 25% of common equity Tier 1 capital. Prior to the adoption of the Capital Simplification Rules, amounts were deducted from common equity Tier 1 capital to the extent that any one such category exceeded 10% of common equity Tier 1 capital or all such items, in the aggregate, exceeded 15% of common equity Tier 1 capital. The Capital Simplification Rules took effect for the Company and the Bank as of January 1, 2020.

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

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2019, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. FDIC insurance expense totaled approximately $108,700, $222,200 and $220,100 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019, the most recent notification from the regulatory agencies categorized the Company and the Bank as well-capitalized. For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8, Note 2 of this report.

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

Loans-to-One-Borrower – The Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2019, the Bank was in compliance with the loans-to-one-borrower limitations.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals focus on four improvement areas: (i) clarifying what activities qualify for CRA credit; (ii) updating assessment areas where activities count for CRA credit; (iii) providing a more objective method for measuring CRA performance; and (iv) improving the timeliness and transparency of record keeping and reporting. The Federal Reserve Board has not joined the proposed rulemaking. The Company will continue to evaluate the impact of any CRA regulatory changes on the Company’s financial condition and results of operations.

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

•

Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;

•

Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires banks and savings institutions to establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering; and

•

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

The Company may be adversely impacted by the uncertainty regarding LIBOR as a reference rate.

The United Kingdom’s Financial Conduct Authority announced in 2017 that after 2021 it would no longer persuade or require banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021 and has resulted in uncertainty about the future of LIBOR and what may become accepted alternatives to LIBOR. At this time, the Company is not able to predict the effect of this uncertainty on the markets for LIBOR-indexed financial instruments.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

Certain of Cass’ loans and other financial instruments include attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change Cass’ market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Failure to adequately manage this transition process with our customers could adversely impact the Company’s reputation. Although Cass is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on the Company’s business, financial condition and results of operations.

Operational difficulties or cyber-security problems could damage Cass’ reputation and business.

In the ordinary course of business, the Company depends on the reliable operation of its computer operations and network connections from its clients to its systems. Any failure, interruption, or breach in security of these systems would cause Cass to be unable to process transactions for its clients, resulting in decreased revenues. The Company also relies on electronic communications and information systems to store sensitive customer data. Any failure, interruption, breach in security or loss of data, whatever the cause, could reduce client satisfaction with the Company’s products and services and harm Cass’ financial results. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access the Company’s products and services, Cass’ customers may use computers and mobile devices that are beyond the Company’s security control systems. The Company’s technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at Cass. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A material security problem affecting Cass could damage its reputation, deter prospects from purchasing its products and services, deter customers from using its products and services or result in liability to Cass.

Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Service disruptions in cloud technologies may lead to delays in accessing, or the loss of, data that is important to our businesses and may hinder our customers’ access to our products and services.

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

The Company’s allowance for loan losses is subject to continuing evaluation and may be insufficient.

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Management uses a systematic, documented approach in determining the appropriate level of the allowance for loan losses reserve, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. These estimates are based upon a number of factors, such as review of industry concentrations; specific credit risks and financial conditions of specific borrowers; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make estimates based on risks and trends that are subject to material change. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, some of which are outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, on January 1, 2020 will impact the Company’s methodology for estimating the allowance for loan losses.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision and Allowance for Loan Losses” and Item 8, “Financial Statements and Supplementary Data—Note 1” for additional information.

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

In addition, there are risks and uncertainties associated with the introduction of new products and services, including substantial investments of time and resources. The introduction and development of new products and services may not be achieved along expected timelines, or at all, and may not be successful as a result of factors beyond the Company’s control, including regulatory, competition and external market factors. Failure to successfully manage these risks in the development and implementation of new products or services, and failure to integrate such new products and services into our existing system of internal controls, could have a material adverse effect on our business, financial condition and results of operations.

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

The Company may need to raise additional capital or sell assets if it fails to meet regulatory capital requirements or meet commitments and liquidity needs. Such capital may not be available on favorable terms, or at all.

Fully phased in, the Basel III Capital rules implemented stricter capital requirements and leverage limits and methods for calculating risk-weighted assets, meaning the Company is required to hold more capital against such assets. Complying with these more stringent capital requirements could result in management modifying its business strategy and could limit the Company’s ability to make distributions, including paying dividends, or buying back shares.

The Company may also need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet commitments and business needs. The ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time and the Company’s financial condition, as well as the need for other financial institutions to raise capital at the same time. Economic conditions and the loss of confidence in financial institutions may increase the cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company’s business, financial condition and results of operations.

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

The Company and the Bank are subject to liquidity risk.

The Company requires liquidity to meet deposit and accounts and drafts payable obligations as they come due. Access to funding sources in amounts adequate to finance the Company’s commitments and business activities or on terms that are acceptable or favorable to the Company could be impaired by risks and uncertainties that are beyond the Company’s control, including those described in this Item 1A, “Risk Factors” section.

The Company’s access to deposits and accounts and drafts payable for liquidity purposes may also be adversely affected by the needs of the Company’s depositors and customers. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company owns a production facility of approximately 45,500 square feet located at 2675 Corporate Exchange Drive, Columbus, Ohio. Additional facilities are located in Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida and Columbus, Ohio. The Company has offices in Breda, Netherlands, Basingstoke, United Kingdom, and Singapore to service its multinational customers.

In addition, the Bank owns a banking facility near downtown St. Louis, Missouri, has an operating branch in the Bridgeton, Missouri location, and has additional leased facilities in Fenton, Missouri and Colorado Springs, Colorado.

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

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on The Nasdaq Global Select Market® under the symbol “CASS.” As of February 19, 2020, there were approximately 4,053 holders of record of the Company’s common stock.

The Company has continuously paid regularly scheduled cash dividends since 1934 and expects to continue to pay quarterly cash dividends in the future. However, future dividend payments will depend on the Company’s earnings, capital requirements, financial condition, applicable banking regulatory requirements and other factors considered relevant by the Company’s Board of Directors.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors in October 2019, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased a total of 154,593 shares at an aggregate cost of $7,779,000 during the year ended December 31, 2019 and 169,143 shares at an aggregate cost of $8,838,000 during the year ended December 31, 2018. A portion of the repurchased shares may be used for the Company’s employee benefit plans, and the balance will be available for other general corporate purposes. The pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

During the three months ended December 31, 2019, the Company did not repurchase any shares of its common stock pursuant to its treasury stock buyback program.

Performance Quoted on The Nasdaq Stock Market for the Last Five Fiscal Years

The following graph compares the cumulative total returns over the last five fiscal years of a hypothetical investment of $100 in shares of common stock of the Company with a hypothetical investment of $100 in The Nasdaq Stock Market (“Nasdaq”) and in the index of Nasdaq computer and data processing stocks. The graph assumes $100 was invested on December 31, 2014, with dividends reinvested. Returns are based on period end prices.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for each of the five years ended December 31. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Item 8 of this report.

(Dollars in thousands except per share data)	2019	2018	2017	2016	2015
Fee revenue and other income	$110,069	$104,076	$95,512	$86,136	$83,368
Interest and fees on loans	36,461	32,477	28,641	29,063	28,669
Interest income on debt and equity securities	10,336	11,167	10,993	9,801	9,498
Other interest income	5,812	4,282	2,343	1,066	543
Total interest income	52,609	47,926	41,977	39,930	38,710
Interest expense on deposits	5,191	3,736	2,187	2,029	2,111
Interest on short-term borrowings	2	—	—	—	—
Provision for loan losses	250	—	—	(1,500)	(850)
Net interest income after provision	47,166	44,190	39,790	39,401	37,449
Operating expense	119,769	111,919	100,403	93,473	89,783
Income before income tax expense	37,466	36,347	34,899	32,064	31,034
Income tax expense	7,062	6,079	9,885 (1)	7,716	7,978
Net income	$30,404	$30,268	$25,014	$24,348	$23,056
Diluted earnings per share	$2.07	$2.03	$1.68	$1.63	$1.52
Dividends per share	1.05	.89	.72	.68	.65
Dividend payout ratio	50.11%	43.53%	42.68%	40.98%	42.06%
Average total assets	$1,749,574	$1,637,876	$1,568,112	$1,504,474	$1,439,511
Average net loans	749,710	700,631	653,459	667,158	659,109
Average investment securities	423,384	448,890	426,657	352,129	330,095
Average total deposits	671,144	624,877	602,490	614,975	579,752
Average total shareholders’ equity	236,467	223,372	216,548	207,060	197,853
Return on average total assets	1.74%	1.85%	1.60%	1.62%	1.60%
Return on average equity	12.86	13.55	11.55	11.76	11.65
Average equity to assets ratio	13.52	13.64	13.81	13.76	13.74
Equity to assets ratio at year-end	13.84	13.56	14.04	13.82	14.25
Tangible common equity to tangible assets	12.93	12.83	13.25	13.04	13.42
Tangible common equity to risk-weighted assets	17.78	18.85	20.23	20.13	21.19
Net interest margin	3.36	3.32	3.34	3.32	3.38
Allowance for loan losses to loans at year-end	1.37	1.42	1.49	1.53	1.77
Nonperforming assets to loans and foreclosed assets	—	—	—	.04	.48 (2)
Net loan (recoveries) charge-offs to average loans outstanding	(.01)	—	—	(.01)	(.09)

(1)	Includes one-time, non-cash Tax Cuts and Jobs Act (“TCJA”) charge of $1,824,000.
(2)	In February 2016, one nonaccrual loan with a balance of $2,727,000 was paid in full. The percentage, as adjusted, would have been .06%

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about the more significant factors that impacted the financial condition and results of operations of the Company for the years ended December 31, 2019, 2018 and 2017. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other selected financial data presented elsewhere in this report. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference for a discussion and analysis of the more significant factors that affected periods prior to 2018.

Executive Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, Breda, Netherlands, Basingstoke, United Kingdom, and Singapore. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Cass provides a B2B payment platform for clients that require an agile fintech partner. Additionally, the Company uses an on-line platform to provide generosity services for faith-based and non-profit organizations, which is a complementary service offering to the Bank’s faith-based customers. The Company also, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary, provides banking services in the St. Louis metropolitan area, Orange County, California, Colorado Springs, Colorado, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and faith-based ministries.

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

In 2019, total fee revenue and other income increased $5,993,000, or 6%, net interest income after provision for loan losses increased $2,976,000, or 7%, total operating expenses increased $7,850,000, or 7%, and net income increased $136,000. This performance in 2019 was driven by new customer wins, increased business from existing customers, and the development and deployment of new revenue generating services, however late in the year was partially offset by a volatile business climate and competitive marketplace. The increase in total operating expense was due mainly to the Company continuing to invest in technology and staff required to win new business and support service growth with existing clients, as well as integration costs related to the Gyve on-line generosity platform that was acquired in September 2019. The asset quality of the Company’s loans and investments as of December 31, 2019 remained strong.

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current generally accepted accounting principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and has not restated comparative periods. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. Adoption of the ASU on January 1, 2019 resulted in the recognition of lease liabilities totaling $7,808,000 and the right-of-use assets totaling $7,383,000. The initial balance sheet gross up upon adoption was related to operating leases of certain real estate properties. See Note 18 – Leases for additional disclosures related to leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets held, which include allowances for losses expected to be incurred over the life of the portfolio, rather than incurred losses, which include allowances for current known and inherent losses within the portfolio. Under this standard, the Company will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019 and was adopted on January 1, 2020.

The Company formed a cross-functional working group under the direction of the Chief Financial Officer comprised of individuals from various functional areas including credit, risk management, finance, and accounting that addressed the adoption and implementation of the ASU. The Company currently expects the adoption of ASU 2016-13 will result in a one-time cumulative effect adjustment to retained earnings and an increase of up to 25% of the allowance for loan losses and the reserves for unfunded commitments. The expected increase is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The ASU also requires an allowance to be established for expected credit losses for certain debt securities and other financial assets, however the Company does not expect these allowances to be significant.

Critical Accounting Policies

The Company has prepared the consolidated financial statements in this report in accordance with the FASB Accounting Standards Codification. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. The accounting policy that requires significant management estimates and is deemed critical to the Company’s results of operations or financial position has been discussed with the Audit Committee of the Board of Directors and is described below.

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management’s estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in the “Provision and Allowance for Loan Losses” section of this report. The Company’s estimates have been materially accurate in the past, and accordingly, the Company has continued to utilize the present processes through 2019, after which current expected credit losses methodology will be adopted in 2020.

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2019	2018	2017	2019 v. 2018	2018 v. 2017
Total processing volume	63,567	66,255	63,207	(4.1)%	4.8%
Total processing dollars	$42,973,242	$42,380,453	$37,597,035	1.4	12.7
Payment and processing fees	$107,953	$102,181	$93,322	5.6	9.5
Net interest income after provision for loan losses	$47,166	$44,190	$39,790	6.7	11.1
Total net revenue	$157,235	$148,266	$135,302	6.0	9.6
Average earning assets	$1,472,399	$1,403,748	$1,362,660	4.9	3.0
Net interest margin(1)	3.36%	3.32%	3.34%	—	—
Net income	$30,404	$30,268	$25,014	0.4	21.0
Diluted earnings per share	$2.07	$2.03	$1.68	2.0	20.8
Return on average assets	1.74%	1.85%	1.60%	—	—
Return on average equity	12.86%	13.55%	11.55%	—	—

(1)	Presented on a tax-equivalent basis. The TCJA reduced the net interest margin by approximately 15 basis points in 2019 and 20 basis points in 2018.

The results of 2019 compared to 2018 include the following significant items:

Overall, the Company’s performance increased slightly as a result of new customer wins, increased business from existing customers, and the development and deployment of new revenue generating services, however late in the year was partially offset as a volatile business climate, competitive marketplace, and the impact of a lower interest rate environment combined to create headwinds. Payment and processing fees increased 6% and total processing volume decreased 4%, respectively. The development and deployment of new revenue generating services were more than able to offset the decrease in processing volume as a historically robust 2018 created a difficult comparison for transportation and the loss of a high transaction volume facility expense customer at the beginning of the fourth quarter of 2019. Total processing dollars increased 1% as high spend customer acquisitions were able to overcome the transaction shortfall.

Average earning assets increased 5% and net interest income after provision for loan losses increased 7% year over year. The increase in net interest income after provision for loan losses was due to higher average earning assets and a slightly higher net interest margin. There was a loan loss provision recorded of $250,000 in 2019 while no provision was recorded in 2018.

There were gains from the sale of securities in 2019 of $19,000 and $42,000 of losses on sales of securities in 2018. Operating expenses increased $7,850,000 or 7%, as the Company continued to invest in technology and staff required to win new business and support service growth with existing clients, as well as integration costs related to the Gyve on-line generosity platform that was acquired in September 2019.

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

	December 31,			% Change
(In thousands)	2019	2018	2017	2019 v. 2018	2018 v. 2017
Transportation invoice transaction volume	36,042	37,542	35,546	(4.0)%	5.6%
Transportation invoice dollar volume	$28,090,514	$28,549,225	$24,801,733	(1.6)	15.1
Expense management transaction volume(1)	27,525	28,713	27,661	(4.1)	3.8
Expense management dollar volume(1)	$14,882,728	$13,831,228	$12,795,302	7.6	8.1
Payment and processing revenue	$107,953	$102,181	$93,322	5.6	9.5
Bank service fees	$1,386	$1,335	$1,349	3.8	(1.0)
Gains (losses) on sales of investment securities	$19	$(42)	—	(145.2)	—
Other	$711	$602	$841	18.1	(28.4)

(1)	Includes energy, telecom and environmental

Fee revenue and other income in 2019 compared to 2018 include the following significant pre-tax components:

In the transportation sector, invoice transaction and dollar volume decreased 4% and 2%, respectively, as a historically robust 2018 created a difficult comparison for 2019. With manufacturing companies representing an important component of the transportation customer base, the widely reported 2019 contraction in this sector created year-over-year trials for the division. Expense management transaction volume decreased 4%, mainly due to the loss of a high transaction volume customer, while dollar volume increased 8% as new, high spend customer acquisitions overcame the transaction shortfall. There were gains from the sale of securities in 2019 of $19,000 and losses on sales of securities in 2018 of $42,000.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	December 31,			% Change
(In thousands)	2019	2018	2017	2019 v. 2018	2018 v. 2017
Average earning assets	$1,472,399	$1,403,748	$1,362,660	4.9%	3.0%
Net interest income (1)	$49,501	$46,612	$45,480	6.2%	2.5%
Net interest margin (1)	3.36%	3.32%	3.34%
Yield on earning assets (1)	3.71%	3.59%	3.50%
Rate on interest bearing liabilities	1.32%	1.00%	.56%

(1)

Presented on a tax-equivalent basis using a tax rate of 21% in both 2019 and 2018 and 35% in 2017. The net interest margin and yield on earning assets are lower by approximately 15 basis points in 2019 and 20 basis points in 2018 and net interest income was lower by approximately $2,300,000 in 2019 and $2,700,000 in 2018 as a result of a lower tax-equivalent adjustment due to TCJA.

Net interest income in 2019 compared to 2018:

The increase in net interest income was primarily due to an increase in average earning assets and a slight increase in the net interest margin. More information is contained in the tables below and in Item 7A of this report.

Total average investment in securities and certificates of deposit decreased $30,169,000, or 7%. The investment portfolio will expand and contract over time as the Company manages its liquidity and interest rate position. Average interest bearing deposits in other financial institutions decreased $8,192,000, or 7%. Average federal funds sold and other short-term investments increased $57,705,000, or 51%.

Total average loans increased $49,307,000, or 7%, to $760,153,000. Loans have a positive effect on interest income and the net interest margin due to the fact that loans are one of the Company’s highest yielding earning assets for any given maturity.

The Bank’s total average interest-bearing deposits increased $22,892,000, or 6%, compared to the prior year. Average rates paid on interest-bearing liabilities increased from 1.00% to 1.32% as a result of overall market rate increases for deposits.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential

The following table contains condensed average balance sheets for each of the periods reported, the tax-equivalent interest income and expense on each category of interest-earning assets and interest-bearing liabilities, and the average yield on such categories of interest-earning assets and the average rates paid on such categories of interest-bearing liabilities for each of the periods reported:

	2019			2018			2017
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets (1)
Earning assets
Loans (2), (3):
Taxable	$760,153	$36,461	4.80%	$709,280	$32,429	4.57%	$658,791	$28,511	4.33%
Tax-exempt (4)	—	—	—	1,566	60	3.83	4,862	199	4.09
Securities (5):
Taxable	103,473	2,465	2.38	86,164	2,007	2.33	23,172	472	2.04
Tax-exempt (4)	319,911	9,924	3.10	362,726	11,473	3.16	403,485	16,060	3.98
Certificates of deposit	1,573	32	2.03	6,236	97	1.56	6,970	82	1.18
Interest-bearing deposits in other financial institutions	115,909	2,286	1.97	124,101	2,338	1.88	100,401	1,036	1.03
Federal funds sold and other short-term investments	171,380	3,526	2.06	113,675	1,944	1.71	164,979	1,307.79
Total earning assets	1,472,399	54,694	3.71	1,403,748	50,348	3.59	1,362,660	47,667	3.50
Non-earning assets
Cash and due from banks	15,455			13,336			12,904
Premises and equipment, net	21,319			22,355			21,299
Bank owned life insurance	17,489			17,142			16,676
Goodwill and other intangibles	15,433			14,354			14,464
Other assets	217,922			177,156			150,303
Allowance for loan losses	(10,443)			(10,215)			(10,194)
Total assets	$1,749,574			$1,637,876			$1,568,112
Liabilities and Shareholders’ Equity (1)
Interest-bearing liabilities
Interest-bearing demand deposits	$311,434	$3,686	1.18%	$302,816	$2,832.94%		$323,635	$1,610.50%
Savings deposits	10,285	103	1.00	11,451	109.95		15,540	79.51
Time deposits >=$250	17,634	281	1.59	16,639	210	1.26	16,022	150.94
Other time deposits	55,490	1,121	2.02	41,045	585	1.43	38,279	348.91
Total interest-bearing deposits	394,843	5,191	1.31	371,951	3,736	1.00	393,476	2,187.56
Short-term borrowings	61	2	3.28	10	—	—	13	—	—
Total interest-bearing liabilities	394,904	5,193	1.32	371,961	3,736	1.00	393,489	2,187.56
Noninterest-bearing liabilities
Demand deposits	276,301			252,926			209,014
Accounts and drafts payable	785,202			745,713			713,052
Other liabilities	56,700			43,904			36,009
Total liabilities	1,513,107			1,414,504			1,351,564
Shareholders’ equity	236,467			223,372			216,548
Total liabilities and share-holders’ equity	$1,749,574			$1,637,876			$1,568,112
Net interest income (4)		$49,501			$46,612			$45,480
Net interest margin (4)			3.36%			3.32%			3.34%
Interest spread			2.39%			2.59%			2.94%

(1)	Balances shown are daily averages.
(2)

For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received as discussed further in Item 8, Note 1 of this report.

(3)	Interest income on loans includes net loan fees of $650,000, $393,000, and $415,000 for 2019, 2018 and 2017, respectively.
(4)

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% in both 2019 and 2018 and 35% in 2017. The tax- equivalent adjustment was approximately $2,085,000, $2,422,000, and $5,691,000 for 2019, 2018, and 2017, respectively. The TCJA reduced the yield/rate on tax-exempt securities by approximately 70 basis points and the yield on earning assets and net interest margin by approximately 15 basis points in 2019 and 20 basis points in 2018. Net interest income also decreased by approximately $2,300,000 in 2019 and $2,700,000 in 2018 as a result of TCJA.

(5)	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

Analysis of Net Interest Income Changes

The following table presents the changes in interest income and expense between years due to changes in volume and interest rates.

	2019 Over 2018			2018 Over 2017
(In thousands)	Volume (1)	Rate (1)	Total	Volume(1)	Rate (1)	Total
Increase (decrease) in interest income:
Loans (2), (3):
Taxable	$2,394	$1,638	$4,032	$2,256	$1,662	$3,918
Tax-exempt (4)	(60)	—	(60)	(127)	(12)	(139)
Securities:
Taxable	411	47	458	1,458	77	1,535
Tax-exempt (4)	(1,332)	(217)	(1,549)	(1,512)	(3,075)	(4,587)
Certificates of deposit	(88)	23	(65)	(9)	24	15
Interest-bearing deposits in other financial institutions	(159)	107	(52)	289	1,013	1,302
Federal funds sold and other short-term investments	1,130	452	1,582	(506)	1,143	637
Total interest income	$2,296	$2,050	$4,346	$1,849	$832	$2,681
Interest expense on:
Interest-bearing demand deposits	$83	$771	$854	$(110)	$1,332	$1,222
Savings deposits	(11)	5	(6)	(25)	55	30
Time deposits >=$250	13	58	71	6	54	60
Other time deposits	245	291	536	27	210	237
Short-term borrowings	—	2	2	—	—	—
Total interest expense	330	1,127	1,457	(102)	1,651	1,549
Net interest income	$1,966	$923	$2,889	$1,951	$(819)	$1,132

(1)	The change in interest due to the combined rate/volume variance has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)	Average balances include nonaccrual loans.
(3)	Interest income includes net loan fees.
(4)

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% in both 2019 and 2018 and 35% in 2017. The TCJA reduced interest income on tax-exempt securities by approximately $2,300,000 in 2019 and $2,700,000 in 2018.

Loan Portfolio

Interest earned on the loan portfolio is a primary source of income for the Company. The loan portfolio was $772,638,000 and represented 44% of the Company's total assets as of December 31, 2019 and generated $36,461,000 in revenue during the year then ended. The Company had no sub-prime mortgage loans or residential development loans in its portfolio for any of the years presented. The following tables show the composition of the loan portfolio at the end of the periods indicated and remaining maturities for loans as of December 31, 2019.

Loans by Type	December 31,
(In thousands)	2019	2018	2017	2016	2015
Commercial and industrial	$323,857	$277,091	$236,394	$214,767	$193,430
Real estate (commercial and faith-based):
Mortgage	407,480	411,752	410,748	425,947	415,564
Construction	41,244	32,434	35,307	17,477	30,139
Industrial Revenue Bond	—	—	3,374	6,639	19,831
Other	57	310	408	36	91
Total loans	$772,638	$721,587	$686,231	$664,866	$659,055

Loans by Maturity

(At December 31, 2019)

	One Year Or Less		Over 1 Year Through 5 Years		Over 5 Years
(In thousands)	Fixed Rate	Floating Rate (1)	Fixed Rate	Floating Rate (1)	Fixed Rate	Floating Rate (1)	Total
Commercial and industrial	$11,774	$83,966	$132,551	$19,654	$55,340	$20,572	$323,857
Real Estate:
Mortgage	48,224	11,304	273,893	7,113	54,055	12,891	407,480
Construction	13,373	805	2,878	22,555	—	1,633	41,244
Other	—	57	—	—	—	—	57
Total loans	$73,371	$96,132	$409,322	$49,322	$109,395	$35,096	$772,638

(1)	Loans have been classified as having "floating" interest rates if the rate specified in the loan varies with the prime commercial rate of interest.

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

Loans to commercial entities are generally secured by the business assets of the borrower, including accounts receivable, inventory, machinery and equipment, and the real estate from which the borrower operates. Operating lines of credit to these companies generally are secured by accounts receivable and inventory, with specific percentages of each determined on a customer-by-customer basis based on various factors including the type of business. Intermediate term credit for machinery and equipment is generally provided at some percentage of the value of the equipment purchased, depending on the type of machinery or equipment purchased by the entity. Loans secured exclusively by real estate to businesses and faith-based ministries are generally made with a maximum 80% loan to value ratio, depending upon the Company's estimate of the resale value and ability of the property to generate cash. The Company's loan policy requires an independent appraisal for all loans over $500,000 secured by real estate. Company management monitors the local economy in an attempt to determine whether it has had a significant deteriorating effect on such real estate loans. When problems are identified, appraised values are updated on a continual basis, either internally or through an updated external appraisal.

Loan portfolio changes from December 31, 2018 to December 31, 2019:

Total loans increased $51,051,000, or 7%, to $772,638,000. Additional details regarding the types and maturities of loans in the loan portfolio are contained in the tables above and in Item 8, Note 4.

Provision and Allowance for Loan Losses (ALLL)

The Company recorded a provision of $250,000 in 2019 and no provision for loan losses in 2018 or 2017. The amount of the provisions for loan losses was derived from the Company’s quarterly analysis of the ALLL. The amount of the provision will fluctuate as determined by these quarterly analyses. The Company had net loan recoveries of $81,000 and $20,000 in 2019 and 2018, respectively. The ALLL was $10,556,000 at December 31, 2019 compared to $10,225,000 at December 31, 2018. The allowance represented 1.4% of outstanding loans at year-end 2019 and 2018. From December 31, 2017 to December 31, 2019, there were no nonperforming loans. Nonperforming loans are more fully explained in the section entitled “Nonperforming Assets.”

The ALLL has been established and is maintained to absorb reasonably estimated and probable losses in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology consists of two components: 1) estimated credit losses on individually evaluated loans that are determined to be impaired in accordance with FASB ASC 310, Allowance for Credit Losses and 2) estimated credit losses inherent in the remainder of the loan portfolio in accordance with FASB ASC 450, Contingencies. Estimated credit losses is an estimate of the current amount of loans that is probable the Company will be unable to collect according to the original terms.

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

The following schedule summarizes activity in the ALLL and the allocation of the allowance to the Company’s loan categories.

Summary of Loan Loss Experience

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Allowance at beginning of year	$10,225	$10,205	$10,175	$11,635	$11,894
Loans charged-off:
Commercial and industrial	—	—	—	—	30
Real estate (commercial and faith-based):
Mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Other	—	—	—	—	—
Total loans charged-off	—	—	—	—	30
Recoveries of loans previously charged-off:
Commercial and industrial	81	20	30	39	610
Real estate (commercial and faith-based):
Mortgage	—	—	—	1	10
Construction	—	—	—	—	—
Other	—	—	—	—	1
Total recoveries of loans previously charged-off	81	20	30	40	621
Net loans recovered	(81)	(20)	(30)	(40)	(591)
Provision charged (credited) to expense	250	—	—	(1,500)	(850)
Allowance at end of year	$10,556	$10,225	$10,205	$10,175	$11,635
Loans outstanding:
Average	$760,153	$710,846	$663,653	$678,061	$671,019
December 31	772,638	721,587	686,231	664,866	659,055
Ratio of allowance for loan losses to loans outstanding:
Average	1.39%	1.44%	1.54%	1.50%	1.76%
December 31	1.37%	1.42%	1.49%	1.53%	1.77%
Ratio of net recoveries to average loans outstanding	(.01)%	—	—	(.01)%	(.09)%
Allocation of allowance for loan losses (1):
Commercial and industrial	$4,853	$4,179	$3,652	$3,261	$3,083
Real estate (commercial and faith-based):
Mortgage	5,348	5,378	5,356	5,689	6,885
Construction	310	244	266	132	226
Industrial Revenue Bond	—	—	52	101	320
Other (2)	45	424	879	992	1,121
Total	$10,556	$10,225	$10,205	$10,175	$11,635

Percentage of categories to total loans:
Commercial and industrial	41.9%	38.4%	34.4%	32.3%	29.3%
Real estate (commercial and faith-based):
Mortgage	52.8%	57.1%	59.9%	64.1%	63.1%
Construction	5.3%	4.5%	5.1%	2.6%	4.6%
Industrial Revenue Bond	—%	—%	.59%	1.0%	3.0%
Other	—%	—%	.01%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Although specific allocations exist, the entire allowance is available to absorb losses in any particular loan category.
(2)	Includes unallocated allowance of $45,000 and $423,000 at December 31, 2019 and 2018, respectively.

Nonperforming Assets

Nonperforming loans are defined as loans on non-accrual status and loans 90 days or more past due but still accruing. Nonperforming assets include nonperforming loans plus foreclosed real estate. Troubled debt restructurings are not included in nonperforming loans unless they are on non-accrual status or past due 90 days or more.

It is the policy of the Company to continually monitor its loan portfolio and to discontinue the accrual of interest on any loan for which collection is not probable. Subsequent payments received on such loans are applied to principal if collection of principal is not probable; otherwise, these receipts are recorded as interest income. There was no interest on nonaccrual loans for the years ended December 31, 2019 and 2018, respectively.

There were no nonaccrual loans or foreclosed assets at December 31, 2019 or December 31, 2018.

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

Summary of Nonperforming Assets

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Commercial and industrial:
Nonaccrual	$—	$—	$—	$—	$—
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Real estate – mortgage:
Nonaccrual(1)	—	—	—	245	3,135
Contractually past due 90 days or more and still accruing	—	—	—	—	—
Total nonperforming loans	$—	$—	$—	$245	$3,135
Total foreclosed assets	—	—	—	—	—
Total nonperforming assets	$—	$—	$—	$245	$3,135

(1)	In October 2017, one nonaccrual loan with a balance of $215,000 was paid in full. In February 2016, one nonaccrual loan with a balance of $2,727,000 was paid in full.

Operating Expenses

Operating expenses in 2019 compared to 2018 include the following significant pre-tax components:

Salaries and employee benefits expense increased $5,202,000, or 6%, to $91,083,000 as the Company invested in staff and technology development to win new business and support service growth with existing clients. Outside service expense increased $1,202,000, or 15%, for new services and continual technology advancements to support customers. Equipment expense increased $530,000, or 9%, to $6,140,000 primarily due to depreciation of internally developed software.

Income Tax Expense

Income tax expense in 2019 totaled $7,062,000 compared to $6,079,000 in 2018. When measured as a percent of pre-tax income, the Company’s effective tax rate was 19% in 2019 and 17% in 2018. The increase in 2019 compared to 2018 tax expense was primarily the result of three items:

•

a decrease in tax-exempt interest from municipal bonds,

•

an increase in state tax expense and

•

a prior year reduction of tax expense recorded from the final analysis and measurement of the TCJA.

Investment Portfolio

Investment portfolio changes from December 31, 2018 to December 31, 2019:

State and political subdivision securities decreased $10,270,000, or 3%, to $324,447,000. U.S. government agency securities decreased $7,104,000 to $97,718,000. The investment portfolio provides the Company with a significant source of earnings, secondary source of liquidity, and mechanisms to manage the effects of changes in loan demand and interest rates. Therefore, the size, asset allocation and maturity distribution of the investment portfolio will vary over time depending on management’s assessment of current and future interest rates, changes in loan demand, changes in the Company’s sources of funds and the economic outlook. During this period, the Company didn’t purchase any additional securities as the 2017 passage of the TCJA has made tax-exempt interest less attractive.

There was no single issuer of securities in the investment portfolio at December 31, 2019 for which the aggregate amortized cost exceeded 10% of total shareholders' equity.

Investments by Type
	December 31,
(In thousands)	2019	2018	2017
State and political subdivisions	$324,447	$334,717	$417,032
U.S. government agencies	97,718	104,822	45,500
Certificates of deposit	500	1,995	7,991
Total investments	$422,665	$441,534	$470,523

Investment Securities by Maturity
(At December 31, 2019)
(In thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Yield
State and political subdivisions	$5,966	$83,930	$219,112	$15,439	2.98	%(1)
U.S. government agencies	45,019	16,249	14,177	22,273	2.37%
Certificates of deposit	500	—	—	—	2.40%
Total investments	$51,485	$100,179	$233,289	$37,712	2.83%
Weighted average yield (1)	2.50%	2.81%	3.01%	2.30%	2.83%

(1)	Yields are presented on a tax-equivalent basis assuming a tax rate of 21% in both 2019 and 2018 and 35% in 2017. The TCJA reduced the yield by approximately 70 basis points.

Deposits and Accounts and Drafts Payable

Noninterest-bearing demand deposits increased 12% from December 31, 2018 to $351,091,000 at December 31, 2019. The average balances of these deposits increased 9% in 2019 to $276,301,000. These balances are primarily maintained by commercial customers, faith-based ministries, and new payment and information processing relationships and can fluctuate on a daily basis.

Interest-bearing deposits decreased $2,623,000, or 1%, to $406,045,000 at December 31, 2019. The average balances of these deposits increased 6% to $394,843,000 in 2019 from $371,951,000 in 2018.

Accounts and drafts payable generated by the Company in its payment processing operations decreased $10,065,000, or 1%, to $684,295,000 at December 31, 2019. The average balance of these funds increased $39,489,000, or 5%, to $785,202,000 in 2019. This increase was the result of continued growth in the customer base. Due to the Company’s payment processing cycle, average balances are much more indicative of the underlying activity than period-end balances since point-in-time comparisons can be misleading if the comparison dates fall on different days of the week.

The composition of average deposits and the average rates paid on those deposits is represented in the table entitled “Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rate and Interest Differential” which is included earlier in this discussion. The Company does not have any significant deposits from foreign depositors.

Maturities of Certificates of Deposit as of December 31, 2019

(In thousands)	$100 or Less	$100 to Less Than $250	$250 or More	Total
Three months or less	$3,805	$17,314	$1,533	$22,652
Three to six months	290	15,799	2,516	18,605
Six to twelve months	490	1,372	4,762	6,624
Over twelve months	342	13,868	8,876	23,086
Total	$4,927	$48,353	$17,687	$70,967

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

The balances of liquid assets consist of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and money market funds, totaled $203,954,000 at December 31, 2019, a decrease of $26,979,000, or 12%, from December 31, 2018. At December 31, 2019, these assets represented 12% of total assets. Cash and cash equivalents are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in debt securities available-for-sale at fair value was $422,665,000 at December 31, 2019, a decrease of $18,869,000, or 4%, from December 31, 2018. These assets represented 24% of total assets at December 31, 2019 and were primarily state and political subdivision and treasury securities. Of the total portfolio, 12% mature in one year or less, 24% mature after one year through five years and 64% mature after five years.

As of December 31, 2019, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. As of December 31, 2019, the Bank had secured lines of credit with the Federal Home Loan Bank (“FHLB”) of $192,045,000 collateralized by commercial mortgage loans. At December 31, 2019, the Company had lines of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There was $18,000,000 outstanding under the lines of credit discussed above at December 31, 2019 and no amounts outstanding for 2018. The amount outstanding at the end of the 2019 was borrowed on December 31, 2019 and repaid on January 2, 2020.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize many other commercial products of the Bank. The accounts and drafts payable generated by the Company have also historically been a stable source of funds.

Net cash flows provided by operating activities for the years 2019, 2018 and 2017 were $42,126,000, $48,335,000, and $38,890,000, respectively. Net income plus depreciation and amortization accounts for most of the operating cash provided. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Further analysis of the changes in these account balances is discussed earlier in this report. Due to the daily fluctuations in these account balances, management believes that the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments, cash from operations, and borrowing lines will continue to be sufficient to fund the Company’s operations and capital expenditures in 2020. The Company anticipates the annual capital expenditures for 2020 should range from $4 million to $6 million. Capital expenditures in 2020 are expected to consist of equipment and software related to the payment and information processing services business.

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

New business opportunities are an important component of the Company’s strategy to grow earnings and improve performance. Generating new customers allows the Company to leverage existing systems and facilities and grow revenues faster than expenses. During 2019, new business was added in both the transportation and facility expense management operations, driven by both successful marketing efforts and the solid market leadership position held by Cass.

Capital Resources

One of management’s primary objectives is to maintain a strong capital base to warrant the confidence of customers, shareholders, and bank regulatory agencies. A strong capital base is needed to take advantage of profitable growth opportunities that arise and to provide assurance to depositors and creditors. The Company and its banking subsidiary continue to exceed all regulatory capital requirements, as evidenced by the capital ratios at December 31, 2019 as shown in Item 8, Note 2 of this report.

In 2019, cash dividends paid were $1.05 per share for a total of $15,234,000, an increase of $2,057,000, or 16%, compared to $.89 per share for a total of $13,177,000 in 2018. The increase is attributable to the per-share amount paid and the increase in outstanding shares as a result of the stock dividend that occurred in December 2018.

Shareholders’ equity was $244,190,000, or 14% of total assets, at December 31, 2019, an increase of $14,342,000 over the balance at December 31, 2018. This increase resulted primarily from net income of $30,404,000 and a decrease in other comprehensive loss of $4,952,000. This increase was partially offset by cash dividends of $15,234,000 and the repurchase of treasury shares of $7,799,000.

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. As of December 31, 2019, unappropriated retained earnings of $52,786,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 154,593 shares at an aggregate cost of $7,799,000 during the year ended December 31, 2019 and 169,143 shares at an aggregate cost of $8,838,000 during the year ended December 31, 2018. As of December 31, 2019, 500,000 shares remained available for repurchase under the program. In October 2019, the Board restored the capacity of the buyback program to 500,000 shares. A portion of the repurchased shares may be used for the Company's employee benefit plans, and the balance will be available for other general corporate purposes. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investments, repayment of debt, current stock price, and other factors. The Company may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The stock repurchase program may be modified or discontinued at any time.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to activities that involve credit, market and operational risk that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating and capital leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2019, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2019, the balance of loan commitments, standby and commercial letters of credit were $197,799,000, $13,288,000 and $2,755,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to operating lease commitments and time deposits at December 31, 2019:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Time deposits	$70,967	$47,881	$21,397	$1,689	$—
Operating lease commitments	8,121	1,864	3,277	1,009	1,971
Total	$79,088	$49,745	$24,674	$2,698	$1,971

During 2019, the Company made a contribution of $6,900,000 to its noncontributory defined benefit pension plan. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance.

For 2019, these assumptions were as follows:

Assumption	Rate
Weighted average discount rate	4.30%
Rate of increase in compensation levels	(a )
Expected long-term rate of return on assets	6.50%

(a)	6.00% graded down to 3.25% over the first seven years of service.

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

Another measurement tool used by management is net interest income simulation, which forecasts net interest income during the coming 12 months under different interest rate scenarios in order to quantify potential changes in short-term accounting income. Management has set policy limits specifying acceptable levels of interest rate risk given multiple simulated rate movements. These simulations are more informative than gap reports because they are able to capture more of the dynamics within the balance sheet, such as basis risk and embedded options risk. A table containing simulation results as of December 31, 2019, from an immediate and sustained parallel change in interest rates is shown below.

While net interest income simulations do an adequate job of capturing interest rate risk to short term earnings, they do not capture risk within the current balance sheet beyond 12 months. The Company uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The table below contains the analysis, which illustrates the effects of an immediate and sustained parallel change in interest rates as of December 31, 2019:

Change in Interest Rates	% Change in Net Interest Income	% Change in Fair Market Value of Equity
+200 basis points	11%	13%
+100 basis points	6%	7%
Stable rates	—	—
-100 basis points	(3%)	(7%)
-200 basis points	(8%)	(13%)

Interest Rate Sensitivity Position

The following table presents the Company’s interest rate risk position at December 31, 2019 for the various time periods indicated:

(In thousands)	Variable Rate	0-90 Days	91-180 Days	181-364 Days	1-5 Years	Over 5 Years	Total
Earning assets:
Loans:
Taxable	$180,864	$23,465	$12,943	$36,649	$409,322	$109,395	$772,638
Tax-exempt	—	—	—	—	—	—	—
Securities (1):
Tax-exempt	—	1,006	—	4,960	83,930	234,551	324,447
U.S. government agencies	—	—	—	—	1,266	36,450	37,716
Treasuries	—	10,005	9,995	25,019	14,983		60,002
Certificates of deposit	—	—	250	250	—	—	500
Investments in the FHLB and FRB	1,346	—	—	—	—	—	1,346
Federal funds sold and other short-term investments	185,878	—	—	—	—	—	185,878
Total earning assets	$368,088	$34,476	$23,188	$66,878	$509,501	$380,396	$1,382,527
Interest-sensitive liabilities:
Money market accounts	$244,874	$—	$—	$—	$—	$—	$244,874
Now accounts	77,153	—	—	—	—	—	77,153
Savings deposits	13,051	—	—	—	—	—	13,051
Time deposits:
$250K and more	—	1,533	2,516	4,762	8,876	—	17,687

Less than $250K	—	21,119	16,089	1,862	14,210	—	53,280
Federal funds purchased and other short-term borrowing	18,000	—	—	—	—	—	18,000
Total interest-bearing liabilities	$353,078	$22,652	$18,605	$6,624	$23,086	$—	$424,045
Interest sensitivity gap:
Periodic	$15,010	$11,824	$4,583	$60,254	$486,415	$380,396	$958,482
Cumulative	15,010	26,834	31,417	91,671	578,086	958,482	958,482
Ratio of interest-bearing assets to interest-bearing liabilities:
Periodic	1.04	1.52	1.25	10.10	22.07	—	3.26
Cumulative	1.04	1.07	1.08	1.23	2.36	3.26	3.26

(1)	Balances shown reflect earliest re-pricing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2019	2018
Assets
Cash and due from banks	$18,076	$15,042
Interest-bearing deposits in other financial institutions	172,422	179,281
Federal funds sold and other short-term investments	13,456	36,610
Cash and cash equivalents	203,954	230,933
Securities available-for-sale, at fair value	422,665	441,534

Loans	772,638	721,587
Less allowance for loan losses	10,556	10,225
Loans, net	762,082	711,362
Payments in excess of funding	206,158	160,777
Premises and equipment, net	20,527	22,031
Investments in bank-owned life insurance	17,599	17,384
Goodwill	14,262	12,569
Other intangible assets, net	4,281	1,554
Other assets	112,715	97,032
Total assets	$1,764,243	$1,695,176

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$351,091	$313,258
Interest-bearing	406,045	408,668
Total deposits	757,136	721,926
Accounts and drafts payable	684,295	694,360
Short-term borrowings	18,000	—
Other liabilities	60,622	49,042
Total liabilities	1,520,053	1,465,328

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized, 15,505,772 shares issued at December 31, 2019 and 2018.	7,753	7,753
Additional paid-in capital	205,397	205,770
Retained earnings	90,341	75,171
Common shares in treasury, at cost (991,406 and 894,486 shares at December 31, 2019 and 2018, respectively)	(45,381)	(39,974)
Accumulated other comprehensive loss	(13,920)	(18,872)
Total shareholders’ equity	244,190	229,848
Total liabilities and shareholders’ equity	$1,764,243	$1,695,176

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands except per share data)	2019	2018	2017
Fee Revenue and Other Income:
Information services payment and processing revenue	$107,953	$102,181	$93,322
Bank service fees	1,386	1,335	1,349
Gains (losses) on sales of securities	19	(42)	—
Other	711	602	841
Total fee revenue and other income	110,069	104,076	95,512

Interest Income:
Interest and fees on loans	36,461	32,477	28,641
Interest and dividends on securities:
Taxable	2,497	2,104	554
Exempt from federal income taxes	7,839	9,063	10,439
Interest on federal funds sold and other short-term investments	5,812	4,282	2,343
Total interest income	52,609	47,926	41,977

Interest Expense:
Interest on deposits	5,191	3,736	2,187
Interest on short-term borrowings	2	—	—
Total interest expense	5,193	3,736	2,187
Net interest income	47,416	44,190	39,790
Provision for loan losses	250	—	—
Net interest income after provision for loan losses	47,166	44,190	39,790
Total net revenue	157,235	148,266	135,302

Operating Expense:
Personnel	91,083	85,881	77,339
Occupancy	3,918	3,723	3,480
Equipment	6,140	5,610	5,071
Amortization of intangible assets	563	442	427
Other operating	18,065	16,263	14,086
Total operating expense	119,769	111,919	100,403
Income before income tax expense	37,466	36,347	34,899
Income tax expense	7,062	6,079	9,885
Net income	$30,404	$30,268	$25,014

Basic Earnings Per Share	$2.11	$2.06	$1.70
Diluted Earnings Per Share	2.07	2.03	1.68

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2019	2018	2017
Comprehensive Income:
Net income	$30,404	$30,268	$25,014
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	13,429	(7,534)	6,637
Tax effect	(3,196)	1,793	(2,465)
Reclassification adjustments for (gains) losses included in net income	(19)	42	—
Tax effect	5	(10)	—
FASB ASC 715 pension adjustment	(6,903)	341	(1,311)
Tax effect	1,643	(81)	487
Foreign currency translation adjustments	(7)	(103)	161
Other comprehensive income (loss)	4,952	(5,552)	3,509
Total comprehensive income	$35,356	$24,716	$28,523

See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$30,404	$30,268	$25,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,939	11,238	11,341
Net (gains) losses on sales of securities	(19)	42	—
Stock-based compensation expense	3,144	3,006	2,339
Provision for loan losses	250	—	—
Deferred income tax expense (benefit)	1,247	(3,521)	3,997
(Decrease) increase in current income tax liability	(1,838)	3,746	(3,026)
Increase in pension liability	(1,370)	4,641	8,008
Decrease (increase) in accounts receivable	988	4,709	(4,656)
Other operating activities, net	(4,359)	(5,794)	(4,127)
Net cash provided by operating activities	42,126	48,335	38,890

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	4,648	58,520	—
Proceeds from maturities of securities available-for-sale	21,502	38,116	44,156
Purchase of securities available-for-sale	—	(82,022)	(124,777)
Net increase in loans	(50,970)	(35,336)	(21,335)
Increase in payments in excess of funding	(45,381)	(21,674)	(33,756)
Purchases of premises and equipment, net	(2,723)	(4,399)	(4,127)
Asset acquisition of Gateway Giving, LLC	(2,833)	—	—
Net cash used in investing activities	(75,757)	(46,795)	(139,839)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	37,833	31,717	66,885
Net decrease in interest-bearing demand and savings deposits	(1,133)	(7,838)	(7,472)
Net (decrease) increase in time deposits	(1,490)	19,959	(3,286)
Net (decrease) increase in accounts and drafts payable	(22,400)	(19,595)	19,601
Net increase in short-term borrowings	18,000	—	—
Cash dividends paid	(15,234)	(13,177)	(10,675)
Purchase of common shares for treasury	(7,799)	(8,838)	(2,270)
Other financing activities, net	(1,125)	(945)	(467)
Net cash provided by financing activities	6,652	1,283	62,316
Net (decrease) increase in cash and cash equivalents	(26,979)	2,823	(38,633)
Cash and cash equivalents at beginning of year	230,933	228,110	266,743
Cash and cash equivalents at end of year	$203,954	$230,933	$228,110

Supplemental information:
Cash paid for interest	$5,181	$3,701	$2,178
Cash paid for income taxes	7,604	6,723	7,677
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$5,966	$128,455	$118,363	$(30,206)	$(14,543)	$208,035

Net income			25,014			25,014
Cash dividends ($.72 per share)			(10,675)			(10,675)
Stock dividend	558	75,108	(75,674)			(8)
Issuance of 29,378 common shares pursuant to stock-based compensation plan, net		(821)		273		(548)
Exercise of SARs		(451)		142		(309)
Stock-based compensation expense		2,340				2,340
Purchase of 50,215 common shares				(2,270)		(2,270)
Other comprehensive income					3,509	3,509
Other comprehensive income reclassification for ASU 2018-02			2,286		(2,286)	—
Balance, December 31, 2017	$6,524	$204,631	$59,314	$(32,061)	$(13,320)	$225,088

Net income			30,268			30,268
Cash dividends ($.89 per share)			(13,177)			(13,177)
Stock dividend	1,229		(1,234)			(5)
Issuance of 33,039 common shares pursuant to stock-based compensation plan, net		(991)		624		(367)
Exercise of SARs		(876)		301		(575)
Stock-based compensation expense		3,006				3,006
Purchase of 169,143 common shares				(8,838)		(8,838)
Other comprehensive loss					(5,552)	(5,552)
Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

Net income			30,404			30,404
Cash dividends ($1.05 per share)			(15,234)			(15,234)
Issuance of 34,810 common shares pursuant to stock-based compensation plan, net		(1,417)		1,358		(59)
Exercise of SARs		(2,100)		1,034		(1,066)
Stock-based compensation expense		3,144				3,144
Purchase of 154,593 common shares				(7,799)		(7,799)
Other comprehensive income					4,952	4,952
Balance, December 31, 2019	$7,753	$205,397	$90,341	$(45,381)	$(13,920)	$244,190

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

Basis of Presentation The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions. Certain amounts in the 2018 and 2017 consolidated financial statements have been reclassified to conform to the 2019 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

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

Investment in Debt Securities The Company classifies its debt marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities. When determining whether a debt security is other-than-temporarily impaired, the Company assesses whether it has the intent to sell the security and whether it is more likely than not that the Company will be required to sell prior to recovery of the amortized cost basis. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. Premiums and discounts are amortized or accreted to interest income over the estimated lives of the securities using the level-yield method. Interest income is recognized when earned. Gains and losses are calculated using the specific identification method.

Allowance for Loan Losses (“ALLL”) The ALLL is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the ALLL. Management’s approach provides for estimated credit losses on individually evaluated loans in accordance with FASB ASC 310, Allowance for Credit Losses (“ASC 310”). These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure.

Estimated credit losses inherent in the remainder of the portfolio are estimated in accordance with FASB ASC 450, Contingencies. These loans are segmented into groups based on similar risk characteristics. Historical loss rates for each risk group, which are updated quarterly, are generally quantified using all recorded loan charge-offs and recoveries over a prescribed look-back period. These historical loss rates for each risk group are used as the starting point to determine the level of the allowance. The Company’s methodology incorporates an estimated loss emergence period for each risk group. The loss emergence period is the period of time from when a borrower experiences a loss event and when the actual loss is recognized in the financial statements, generally at the time of initial charge-off of the loan balance. The Company’s methodology also includes qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, loan concentrations, assessment of trends in collateral values, assessment of changes in borrowers’ financial stability, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

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

Stock-Based Compensation The Company follows FASB ASC 718, Accounting for Stock Options and Other Stock-based Compensation (“ASC 718”), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. FASB ASC 718 also requires that excess tax benefits related to stock option exercises and restricted stock awards be reflected as financing cash inflows instead of operating cash inflows.

Pension Plans The amounts recognized in the consolidated financial statements related to pension are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2019, rate of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 10. The Company follows FASB ASC 715 - Compensation – Retirement Benefits (“ASC 715”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation as of the date of its fiscal year-end.

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842). The ASU improves financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Consistent with current generally accepted accounting principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and has not restated comparative periods. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. Adoption of the ASU on January 1, 2019 resulted in the recognition of lease liabilities totaling $7,808,000 and the right-of-use assets totaling $7,383,000. The initial balance sheet gross up upon adoption was related to operating leases of certain real estate properties. See Note 18 – Leases for additional disclosures related to leases.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes that as of December 31, 2019 and 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective July 2, 2013, the Federal Reserve Board approved final rules known as the “Basel III Capital Rules” that substantially revised the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules implement aspects of the Basel III capital framework agreed upon by the Basel Committee and incorporate changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, the Basel III Capital Rules establish stricter capital requirements and calculation standards, as well as more restrictive risk weightings for certain loans and facilities. The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015, subject to a phase-in period that ended on December 31, 2019.

The Bank is also subject to the regulatory framework for prompt corrective action. As of December 31, 2019, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, common equity Tier I risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company has traditionally paid a quarterly cash dividend to its shareholders. Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2019, unappropriated retained earnings of $52,786,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. In addition to regulatory requirements and considerations, any payment of dividends in the future will depend on the Company’s earnings, financial condition and other factors considered relevant by the Company’s Board of Directors.

There were no restricted funds on deposit used to meet regulatory reserve requirements at December 31, 2019 and 2018.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Capital Requirements		Requirement to be Well-Capitalized
(In thousands)	Amount Ratio		Amount Ratio		Amount Ratio
At December 31, 2019
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$249,954	19.70%	$101,530	8.00%	$	N/A	N/A	%
Cass Commercial Bank	154,011	19.32	63,778	8.00		79,722	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	239,398	18.86	57,110	4.50		N/A	N/A
Cass Commercial Bank	145,673	18.27	35,875	4.50		51,819	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	239,398	18.86	76,147	6.00		N/A	N/A
Cass Commercial Bank	145,673	18.27	47,833	6.00		63,778	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	239,398	13.24	72,329	4.00		N/A	N/A
Cass Commercial Bank	145,673	16.64	35,012	4.00		43,765	5.00

At December 31, 2018
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$244,660	21.38%	$91,550	8.00%	$	N/A	N/A	%
Cass Commercial Bank	137,894	18.31	60,257	8.00		75,321	10.00
Common Equity Tier I Capital (to risk-weighted assets)
Cass Information Systems, Inc.	234,435	20.49	51,497	4.50		N/A	N/A
Cass Commercial Bank	130,037	17.26	33,895	4.50		48,959	6.50
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	234,435	20.49	68,662	6.00		N/A	N/A
Cass Commercial Bank	130,037	17.26	45,193	6.00		60,257	8.00
Tier I capital (to average assets)
Cass Information Systems, Inc.	234,435	13.89	67,500	4.00		N/A	N/A
Cass Commercial Bank	130,037	15.35	33,884	4.00		42,354	5.00

Note 3

Investment in Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s investment securities available-for-sale at December 31, 2019 and 2018 are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include “observable inputs” rather than “significant unobservable inputs” and therefore falls into the Level 2 category. The table below presents the balances of securities available-for-sale measured at fair value on a recurring basis. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt and equity securities are summarized as follows:

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$310,720	$13,727	$—	$324,447
U.S. government agencies	97,380	507	169	97,718
Certificates of deposit	500	—	—	500
Total	$408,600	$14,234	$169	$422,665

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$332,732	$3,791	$1,806	$334,717
U.S. government agencies	106,153	86	1,417	104,822
Certificates of deposit	1,995	—	—	1,995
Total	$440,880	$3,877	$3,223	$441,534

The fair values of securities with unrealized losses are as follows:

	December 31, 2019
	Less than 12 months		12 months or more			Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses		Estimated Fair value	Unrealized Losses
State and political subdivisions	$—	$—	$—	$	─	$—	$—
U.S. government agencies	3,801	12	17,593		157	21,394	169
Certificates of deposit	—	—	—		─	—	—
Total	$3,801	$12	$17,593		$157	$21,394	$169

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair value	Unrealized Losses
State and political subdivisions	$91,248	$556	$60,546	$1,250	$151,794	$1,806
U.S. government agencies	30,409	130	38,005	1,287	68,414	1,417
Certificates of deposit	—	—	—	—	—	—
Total	$121,657	$686	$98,551	$2,537	$220,208	$3,223

There were 9 securities, or 3% of the total (7 greater than 12 months), in an unrealized loss position as of December 31, 2019 compared to 136 securities, or 43% (61 greater than 12 months), in an unrealized loss position as of December 31, 2018. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management believes that all unrealized losses are temporary since they are market driven, the Company does not have the intent to sell the security, and it is more likely than not that the Company will not be required to sell prior to recovery of the amortized basis.

The amortized cost and fair value of debt and equity securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2019
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$51,219	$51,485
Due after 1 year through 5 years	97,799	100,179
Due after 5 years through 10 years	222,143	233,289
Due after 10 years	37,439	37,712
No stated maturity	—	—
Total	$408,600	$422,665

The premium related to the purchase of state and political subdivisions was $6,408,000 and $6,857,000 in 2019 and 2018, respectively.

There were no securities pledged to secure public deposits and for other purposes at December 31, 2019.

Proceeds from sales of debt securities classified as available-for-sale were $4,648,000 in 2019, $58,520,000 in 2018, and $0 in 2017. Gross realized gains on the sales in 2019, 2018, and 2017 were $19,000, $180,000, and $0, respectively. Gross realized losses on sales in 2019, 2018, and 2017 were $0, $222,000, and $0, respectively.

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

A summary of loan categories is as follows:

	December 31,
(In thousands)	2019	2018
Commercial and industrial	$323,857	$277,091
Real estate
Commercial:
Mortgage	101,654	95,605
Construction	25,299	11,858
Faith-based:
Mortgage	305,826	316,147
Construction	15,945	20,576
Other	57	310
Total loans	$772,638	$721,587

The following table presents the aging of loans by loan categories at December 31, 2019:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$323,857	$—	$—	$—	$—	$323,857
Real estate
Commercial:
Mortgage	101,654	—	—	—	—	101,654
Construction	25,299	—	—	—	—	25,299
Faith-based:
Mortgage	305,826	—	—	—	—	305,826
Construction	15,945	—	—	—	—	15,945
Other	57	—	—	—	—	57
Total	$772,638	$—	$—	$—	$—	$772,638

The following table presents the aging of loans by loan categories at December 31, 2018:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
Commercial and industrial	$277,091	$—	$—	$—	$—	$277,091
Real estate
Commercial:
Mortgage	95,605	—	—	—	—	95,605
Construction	11,858	—	—	—	—	11,858
Faith-based:
Mortgage	316,147	—	—	—	—	316,147
Construction	20,576	—	—	—	—	20,576
Other	310	—	—	—	—	310
Total	$721,587	$—	$—	$—	$—	$721,587

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2019:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$321,554	$2,303	$—	$323,857
Real estate
Commercial:
Mortgage	100,346	1,308	—	101,654
Construction	25,299	—	—	25,299
Faith-based:
Mortgage	304,513	1,313	—	305,826
Construction	15,945	—	—	15,945
Other	57	—	—	57
Total	$767,714	$4,924	$—	$772,638

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of December 31, 2018:

(In thousands)	Loans Subject to Normal Monitoring(1)	Performing Loans Subject to Special Monitoring(2)	Nonperforming Loans Subject to Special Monitoring(2)	Total Loans
Commercial and industrial	$275,308	$1,783	$—	$277,091
Real estate
Commercial:
Mortgage	95,447	158	—	95,605
Construction	11,858	—	—	11,858
Faith-based:
Mortgage	314,940	1,207	—	316,147
Construction	20,576	—	—	20,576
Other	310	—	—	310
Total	$718,439	$3,148	$—	$721,587

(1)	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligation.
(2)	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and non-performing. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. There was no ALLL related to impaired loans at both December 31, 2019 and 2018. There were no non-accrual loans at December 31, 2019 and 2018. There were no loans delinquent 90 days or more and still accruing interest at both December 31, 2019 and 2018. At December 31, 2019 and 2018, there were no loans classified as troubled debt restructuring. The average balances of impaired loans during 2019, 2018 and 2017 were $0, $0, and $166,000, respectively. Income that would have been recognized on non-accrual loans under the original terms of the contract was $0, $0, and $24,000 for 2019, 2018, and 2017, respectively. Income that was recognized on nonaccrual loans was $0, $0, and $17,000, for 2019, 2018, and 2017 respectively. There were no foreclosed assets as of December 31, 2019 or 2018.

The Company does not record loans at fair value on a recurring basis. Once a loan is identified as impaired, management measures impairment in accordance with FASB ASC 310. At December 31, 2019 and 2018, there were no impaired loans. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3.

A summary of the activity in the allowance for loan losses for the period ended December 31, 2019 is as follows:

(In thousands)	December 31, 2018	Charge- Offs	Recoveries	Provision	December 31, 2019
Commercial and industrial	$4,179	$—	$81	$593	$4,853
Real estate
Commercial:
Mortgage	1,417	—	—	105	1,522
Construction	89	—	—	101	190
Faith-based:
Mortgage	3,961	—	—	(135)	3,826
Construction	155	—	—	(35)	120
Other	424	—	—	(379)	45
Total	$10,225	$—	$81	$250	$10,556

A summary of the activity in the allowance for loan losses for the period ended December 31, 2018 is as follows:

(In thousands)	December 31, 2017	Charge- Offs	Recoveries	Provision	December 31, 2018
Commercial and industrial	$3,652	$—	$20	$507	$4,179
Real estate
Commercial:
Mortgage	1,394	—	—	23	1,417
Construction	70	—	—	19	89
Faith-based:
Mortgage	3,962	—	—	(1)	3,961
Construction	196	—	—	(41)	155
Industrial Revenue Bond	52	—	—	(52)	—
Other	879	—	—	(455)	424
Total	$10,205	$—	$20	$—	$10,225

As of December 31, 2019 and 2018, there were loans totaling $167,429 and $278,153, respectively, to affiliates of executive officers or directors.

Note 5

Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(In thousands)	2019	2018
Land	$873	$873
Buildings	14,763	14,684
Leasehold improvements	1,843	2,537
Furniture, fixtures and equipment	12,104	16,332
Purchased software	3,973	5,043
Internally developed software	18,780	17,428
	52,336	56,897
Less accumulated depreciation	31,809	34,866
Total	$20,527	$22,031

Total depreciation charged to expense in 2019, 2018 and 2017 amounted to $4,227,000, $3,954,000, and $3,624,000, respectively.

Note 6 Acquired Intangible Assets

The Company accounts for intangible assets in accordance with FASB ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment and those with finite useful lives be amortized over their useful lives.

In September 2019, the Company acquired the assets of Gateway Giving, LLC and recorded intangible assets of $4,983,000. Those intangible assets were valued at $2,610,000 for software, $1,693,000 for goodwill, $490,000 for the customer list, and $190,000 for the trade name. The amounts for these intangible assets were originally recorded on a provisional basis and have been adjusted upon the completion of a valuation. The goodwill is deductible for tax purposes over 15 years, starting in 2019. The intangible assets and results of Gyve are included in the Banking Services operating segment.

The purchase price of the acquisition consisted of a cash payment of $3,000,000 and a potential earnout of $4,000,000. The Company recorded the earnout component to be $1,983,000. The fair value of the contingent consideration was estimated on the acquisition date as the present value of the expected future contingent payments which were determined using a scenario-based model. Any changes in the estimated fair value of the contingent earn-out consideration, up to the contracted amount, will be reflected in the results of operations in future periods as they are identified.

Details of the Company’s intangible assets are as follows:

	December 31, 2019		December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,778	$(3,463)	$4,288	$(3,071)
Patent	72	(20)	72	(16)
Non-compete agreements	332	(332)	332	(326)
Software	2,844	(358)	234	(234)
Trade Name	190	(3)	—	—
Other	500	(259)	500	(225)
Unamortized intangible assets:
Goodwill (1)	14,489	(227)	12,796	(227)
Total intangible assets	$23,205	$(4,662)	$18,222	$(4,099)

(1)	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over 7 and 10 years; the patents over 18 years, the non-compete agreements over 2 and 5 years, software over 3 years and 7 years, the trade name over 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $563,000, $442,000, and $427,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated future amortization of intangibles is $859,000 in both 2020 and 2021, $540,000 in both 2022 and 2023, and $498,000 in 2024.

Note 7

Interest-Bearing Deposits

Interest-bearing deposits consist of the following:

	December 31,
(In thousands)	2019	2018
Interest-bearing demand deposits	$322,027	$322,709
Savings deposits	13,051	13,502
Time deposits:
Less than $100	4,927	4,862
$100 to less than $250	48,353	51,658
$250 or more	17,687	15,937
Total	$406,045	$408,668
Weighted average interest rate	1.32%	1.00%

Interest on deposits consists of the following:

	December 31,
(In thousands)	2019	2018	2017
Interest-bearing demand deposits	$3,686	$2,832	$1,611
Savings deposits	103	109	79
Time deposits:
Less than $100	905	433	234
$100 to less than $250	216	152	114
$250 or more	281	210	149
Total	$5,191	$3,736	$2,187

The scheduled maturities of time deposits are summarized as follows:

	December 31,
	2019		2018
(In thousands)	Amount	Percent of Total	Amount	Percent of Total
Due within:
One year	$47,881	67.5%	$51,154	70.6%
Two years	15,813	22.3	18,262	25.2
Three years	5,584	7.8	140	0.2
Four years	1,689	2.4	983	1.4
Five years	─	─	1,918	2.6
Total	$70,967	100.0%	$72,457	100.0%

Note 8

Unused Available Lines of Credit

As of December 31, 2019, the Bank had unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. As of December 31, 2019, the Bank had secured lines of credit with the Federal Home Loan Bank of $192,045,000 collateralized by commercial mortgage loans. At December 31, 2019, the Company had lines of credit from UMB Bank of $50,000,000 and First Tennessee Bank of $50,000,000 collateralized by state and political subdivision securities. There was $18,000,000 outstanding under the lines of credit discussed above at December 31, 2019 and no amounts outstanding at December 31, 2018. The amount outstanding at the end of the 2019 was borrowed on December 31, 2019 and repaid on January 2, 2020.

Note 9

Common Stock and Earnings per Share

The table below shows activity in the outstanding shares of the Company’s common stock during 2019.

2019
Shares outstanding at January 1	14,611,286
Issuance of common stock:
Employee restricted stock grants	18,121
Employee SARs exercised	27,274
Directors’ compensation	12,278
Shares repurchased	(154,593)
Shares outstanding at December 31	14,514,366

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

The calculations of basic and diluted earnings per share are as follows:

	December 31,
(In thousands except share and per share data)	2019	2018	2017
Basic:
Net income	$30,404	$30,268	$25,014
Weighted average common shares outstanding	14,434,445	14,675,136	14,700,558
Basic earnings per share	$2.11	$2.06	$1.70
Diluted:
Net income	$30,404	$30,268	$25,014
Weighted average common shares outstanding	14,434,445	14,675,136	14,700,558
Effect of dilutive restricted stock, performance based restricted stock (“PBRS”), and SARs	257,480	239,066	215,332
Weighted average common shares outstanding assuming dilution	14,691,925	14,914,202	14,915,890
Diluted earnings per share	$2.07	$2.03	$1.68

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

A summary of the activity in the Plan’s projected benefit obligation, assets, funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

(In thousands)	2019	2018
Projected benefit obligation:
Balance, January 1	$96,401	$98,790
Service cost	3,554	4,017
Interest cost	4,103	3,703
Actuarial loss (gain)	18,334	(7,768)
Benefits paid	(2,565)	(2,341)
Balance, December 31	$119,827	$96,401
Plan assets:
Fair value, January 1	$74,580	$81,427
Actual return	15,719	(4,506)
Employer contribution	6,900	—
Benefits paid	(2,565)	(2,341)
Fair value, December 31	$94,634	$74,580
Funded status:
Accrued pension liability	$(25,192)	$(21,821)

The following represent the major assumptions used to determine the projected benefit obligation of the Plan. For 2019 and 2018, the Plan’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve while in 2017, the Plan’s expected benefit cash flows were discounted using the Citibank Above Median Curve. For 2019, the Pri-2012 Mortality Table and MP-2019 Mortality Improvement Scale were used. For 2018, the RP-2014 Mortality Table and the MP-2018 Mortality Improvement Scale were used. For 2017, the RP-2014 Mortality Table and MP-2017 Mortality Improvement Scale were used.

	2019	2018	2017
Weighted average discount rate	3.30%	4.30%	3.75%
Rate of increase in compensation levels	(a)	(a)	(a)

(a)	6.0% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $103,736,000 and $83,724,000 as of December 31, 2019 and 2018, respectively. During 2019, the Company made a contribution of $6,900,000 to the Plan. The Company has not determined if it will make a contribution to the Plan in 2020. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Plan:

Amount
2020	$3,098,000
2021	3,367,000
2022	3,766,000
2023	4,196,000
2024	4,488,000
2025-2029	27,343,000

The Plan’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Service cost – benefits earned during the year	$3,555	$4,017	$3,733
Interest cost on projected benefit obligations	4,103	3,703	3,621
Expected return on plan assets	(4,753)	(5,202)	(4,681)
Net amortization and deferral	1,559	1,522	1,382
Net periodic pension cost	$4,464	$4,040	$4,055

The following represent the major assumptions used to determine the net pension cost of the Plan:

	2019	2018	2017
Weighted average discount rate	4.30%	3.75%	4.25%
Rate of increase in compensation levels	(a )	(a )	(a )
Expected long-term rate of return on assets	6.50%	6.50%	6.50%

(a)	6.0% graded down to 3.25% over the first seven years of service

For 2019, the RP-2014 Mortality Table and the MP-2018 Mortality Improvement Table were used. For 2018, the RP-2014 Mortality Table and the MP-2017 Mortality Improvement Table were used. For 2017, the RP-2014 Mortality Table and the MP-2016 Mortality Improvement Table were used.

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

Asset Class	% of Total Portfolio	One-Year Nominal Return	Annual Standard Deviation
Core Fixed Income	51%	3.78%	3.90%
Large Cap U.S. Equities	14%	6.55%	15.30%
Small Cap U.S. Equities	5%	7.58%	19.00%
International (Developed)	25%	7.86%	17.22%
International (Emerging)	5%	10.24%	25.05%

Applying appropriate correlation factors between each of the asset classes the long-term rate of return on assets is estimated to be 6.50%.

A summary of the fair value measurements by type of asset is as follows:

	Fair Value Measurements as of December 31,
	2019			2018
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash	$462	$462	$—	$423	$423	$—
Equity securities
U.S. Small/Mid Cap Growth	4,491	—	4,491	3,405	—	3,405
Non-U. S. Core	23,975	—	23,975	18,398	—	18,398
U.S. Large Cap Passive	13,523	—	13,523	10,471	—	10,471
Emerging Markets	4,559	—	4,559	3,217	—	3,217
Fixed Income
U.S. Core	27,046	—	27,046	10,609	—	10,609
U.S. Passive	15,255	—	15,255	23,827	—	23,827
Opportunistic	5,323	—	5,323	4,230	—	4,230
Total	$94,634	$462	$94,172	$74,580	$423	$74,157

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

A summary of the activity in the SERP’s projected benefit obligation and amounts recognized in the Company’s consolidated balance sheets is as follows:

	December 31,
(In thousands)	2019	2018
Benefit obligation:
Balance, January 1	$10,097	$10,094
Service cost	97	92
Interest cost	408	348
Benefits paid	(262)	(260)
Actuarial loss (gain)	1,372	(177)
Balance, December 31	$11,712	$10,097

The following represent the major assumptions used to determine the projected benefit obligation of the SERP. For 2019 and 2018, the SERP’s expected benefit cash flows were discounted using the FTSE Above Median Double-A Curve. For 2017, the Citigroup Above Median Curve was used.

	2019	2018	2017
Weighted average discount rate	3.00%	4.10%	3.50%
Rate of increase in compensation levels	(a)	(a)	(a)

(a)	6.00% graded down to 3.25% over the first seven years of service.

The accumulated benefit obligation was $10,485,000 and $8,830,000 as of December 31, 2019 and 2018, respectively. Since this is an unfunded plan, there are no plan assets. Benefits paid were $262,000 in 2019, $260,000 in 2018, and $247,000 in 2017. Expected future benefits payable by the Company over the next ten years are as follows:

Amount
2020	$291,000
2021	344,000
2022	752,000
2023	829,000
2024	826,000
2025-2029	4,055,000

The SERP’s pension cost included the following components:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Service cost – benefits earned during the year	$97	$92	$143
Interest cost on projected benefit obligations	408	348	360
Net amortization and deferral	276	581	324
Net periodic pension cost	$781	$1,021	$827

The pretax amounts in accumulated other comprehensive loss as of December 31 were as follows:

	The Plan		SERP
(In thousands)	2019	2018	2019	2018
Prior service cost	$—	$—	$—	$—
Net actuarial loss	29,387	23,580	2,724	1,629
Total	$29,387	$23,580	$2,724	$1,629

The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2019 expected to be recognized as components of net periodic benefit cost in 2020 for the Plan are $0 and $1,890,000, respectively. The estimated pretax prior service cost and net actuarial loss in accumulated other comprehensive loss at December 31, 2019 expected to be recognized as components of net periodic benefit cost in 2020 for the SERP are $0 and $112,000, respectively.

The Company also maintains a noncontributory profit sharing program, which covers most of its employees. Employer contributions are calculated based upon formulas which relate to current operating results and other factors. Profit sharing expense recognized in personnel expense in the consolidated statements of income in 2019, 2018, and 2017 was $6,841,000, $6,810,000, and $5,799,000, respectively.

The Company also sponsors a defined contribution 401(k) plan to provide additional retirement benefits to substantially all employees. Contributions under the 401(k) plan for 2019, 2018 and 2017 were $1,378,000, $1,109,000, and $925,000, respectively.

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

Changes in restricted shares outstanding for the year ended December 31, 2019 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	99,724	$45.48
Granted	36,812	49.30
Vested	(13,264)	39.76
Balance at December 31, 2019	123,272	$47.24

During 2018 and 2017, 35,000 and 31,277 shares, respectively, were granted with weighted average per share market values at date of grant of $49.79 in 2018 and $49.55 in 2017. The fair value of such shares are based on the market price on the date of grant. Amortization of the restricted stock bonus awards totaled $1,551,000 for 2019, $1,571,000 for 2018 and $1,743,000 for 2017. As of December 31, 2019, the total unrecognized compensation expense related to non-vested restricted stock awards was $1,438,000 and the related weighted average period over which it is expected to be recognized is approximately 1.07 years. The total fair value of shares vested during the years ended December 2019, 2018, and 2017 was $527,000, $1,112,000, and $1,389,000, respectively.

Performance-Based Restricted Stock

In February 2017, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2017 through December 31, 2019. The PBRS awards cliff vest on the three year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares granted was 30,388 with an average grant date fair value of $49.33 per share. The 2019 expense related to these grants totaled $583,000 and is based on the grant date fair value of the awards and the Company’s achievement of 118% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In each of February and July 2018, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2018 through December 31, 2020. The PBRS awards cliff vest on the three-year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares granted was 35,602 with an average grant date fair value of $49.04 per share. The 2019 expense related to these grants totaled $674,000 and is based on the grant date fair value of the awards and the Company’s achievement of 117% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

In each of February and June 2019, the Company granted three-year PBRS awards which are contingent upon the Company’s achievement of pre-established financial goals over the period from January 1, 2019 through December 31, 2021. The PBRS awards cliff vest on the three-year anniversary of their grant date at levels ranging from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period. The aggregate target number of PBRS shares granted was 36,801 with an average grant date fair value of $49.06 per share. The 2019 expense related to these grants totaled $593,000 and is based on the grant date fair value of the awards and the Company’s achievement of 108% of the target financial goals. The estimated expense for 2019 and each future period through the vesting date is subject to prospective adjustment based upon changes in the expected achievement of the financial goals.

SARs

During 2019, there were no SARs granted and no expense recognized. As of December 31, 2019, there was no unrecognized compensation expense related to SARs.

Changes in SARs outstanding for the year ended December 31, 2019 were as follows:

	SARs	Weighted Average Exercise Price
Balance at December 31, 2018	237,121	$29.86
Exercised	(81,829)	24.71
Forfeited	—	—
Balance at December 31, 2019	155,292	32.58
Exercisable at December 31, 2019	155,292	$32.58

The total intrinsic value of SARs exercised during 2019 and 2018 was $2,022,000 and $1,110,000, respectively. The average remaining contractual term for SARs outstanding as of December 31, 2019 was 2.92 years, and the aggregate intrinsic value was $3,908,000. The average remaining contractual term for SARs exercisable as of December 31, 2018 was 3.50 years, and the aggregate intrinsic value was $5,468,000.

The total compensation cost for share-based payment arrangements was $3,144,000, $3,006,000, and $2,340,000, in 2019, 2018, and 2017, respectively.

Note 12

Other Operating Expense

Details of other operating expense are as follows:

	For the Years Ended December 31,
(In thousands)	2019	2018	2017
Postage and supplies	$1,875	$2,180	$2,087
Promotional expense	3,838	3,344	2,557
Professional fees	2,388	2,170	1,650
Outside service fees	5,529	4,909	4,424
Data processing services	1,283	919	897
Telecommunications	748	778	749
Other	2,404	1,963	1,722
Total other operating expense	$18,065	$16,263	$14,086

Note 13

Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$4,423	$8,557	$4,250
State	1,392	1,043	1,638
Deferred:
Federal	1,097	(3,404)	4,256
State	150	(117)	(259)
Total income tax expense	$7,062	$6,079	$9,885

A reconciliation of expected income tax expense (benefit), computed by applying the effective federal statutory rate of 21% for each of 2019 and 2018 and 35% for 2017 to income before income tax expense is as follows:

	For the Years Ended December 31,
(In thousands)	2019	2018	2017
Expected income tax expense	$7,868	$7,633	$12,214
(Reductions) increases resulting from:
Tax-exempt income	(1,755)	(2,009)	(3,868)
State taxes, net of federal benefit	1,218	732	896
Share-based compensation adjustment	(281)	(286)	(376)
Adjustment of deferred tax asset or liability for TCJA	—	(74)	1,824
Other, net	12	83	(805)
Total income tax expense	$7,062	$6,079	$9,885

Income tax expense in 2019 totaled $7,062,000 compared to $6,079,000 and $9,885,000 in 2018 and 2017, respectively. When measured as a percent of pre-tax income, the Company’s effective tax rate was 19% in 2019, 17% in 2018, and 28% in 2017. The increase in 2019 tax expense was primarily the result of the decrease in the amount of tax-exempt income from municipal bonds, an increase in state tax expense, and a prior year reduction of tax expense recorded from the final analysis and measurement of the TCJA.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,452	$2,376
ASC 715 pension funding liability	7,642	6,000
Net operating loss carryforward (1)	27	50
Supplemental executive retirement plan accrual	2,087	1,968
Stock compensation	1,987	1,673
Total deferred tax assets	$14,195	$12,067
Deferred tax liabilities:
Premises and equipment	(2,821)	(1,937)
Pension	(974)	(409)
Intangible assets	(1,379)	(1,212)
Unrealized gain on investment in securities available-for-sale	(3,348)	(156)
Other	(196)	(80)
Total deferred tax liabilities	$(8,718)	$(3,794)
Net deferred tax assets	$5,477	$8,273

(1)

As of December 31, 2019, the Company had approximately $128,000 of net operating loss carry forwards as a result of the acquisition of Franklin Bancorp. The utilization of the net operating loss carry forward is subject to Section 382 of the Internal Revenue Code and limits the Company’s use to approximately $122,000 per year during the carry forward period, which expires in 2024.

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance at December 31, 2019 or 2018, due to management’s belief that all criteria for recognition have been met, including the expectation of projected future taxable income sufficient to support the realization of deferred tax assets.

The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

(In thousands)	2019	2018	2017
Balance at January 1	$1,403	$1,632	$1,623
Changes in unrecognized tax benefits as a result of tax positions taken during a prior year	56	(135)	(15)
Changes in unrecognized tax benefits as a result of tax position taken during the current year	171	192	263
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(331)	(286)	(239)
Balance at December 31	$1,299	$1,403	$1,632

At December 31, 2019, 2018 and 2017, the balances of the Company’s unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate were $1,184,000, $1,272,000 and $1,464,000, respectively. These amounts are net of the offsetting benefits from other taxing jurisdictions.

As of December 31, 2019, 2018 and 2017, the Company had $151,000, $136,000 and $139,000, respectively, in accrued interest related to unrecognized tax benefits.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately $315,000 over the next 12 months. The reduction primarily relates to the anticipated lapse in the statute of limitations. The unrecognized tax benefits relate primarily to apportionment of taxable income among various state tax jurisdictions.

The Company is subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions, and a foreign jurisdiction. The Company’s federal income tax returns for tax years 2016 through 2018 remain subject to examination by the Internal Revenue Service. In addition, the Company is subject to state tax examinations for the tax years 2015 through 2018. The Company is currently under audit from the Internal Revenue Service for the 2017 tax year.

Note 14

Disclosures about Fair Value of Financial Instruments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At December 31, 2019 and 2018, no amounts have been accrued for any estimated losses for these instruments.

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

The following table shows conditional commitments to extend credit, standby letters of credit and commercial letters:

	December 31,
(In thousands)	2019	2018
Conditional commitments to extend credit	$197,799	$144,010
Standby letters of credit	13,288	11,368
Commercial letters of credit	2,755	3,486

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	December 31,
	2019		2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$203,954	$203,954	$230,933	$230,933
Investment in securities	422,665	422,665	441,534	441,534
Loans, net	762,082	776,653	711,362	711,090
Accrued interest receivable	6,706	6,706	7,069	7,069
Total	$1,395,407	$1,409,978	$1,390,898	$1,390,626

Balance sheet liabilities:
Deposits	$757,136	$757,790	$721,926	$722,018
Accounts and drafts payable	684,295	684,295	694,360	694,360
Accrued interest payable	103	103	91	91
Total	$1,441,534	$1,442,188	$1,416,377	$1,416,469

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
Note 15

Contingencies

The Company and its subsidiaries are not involved in any pending proceedings other than ordinary routine litigation incidental to their businesses. Management believes none of these proceedings, if determined adversely, would have a material effect on the business or financial condition of the Company or its subsidiaries.

Note 16

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted FASB ASC 606 and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings. Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the new guidance. The services that fall within the scope of FASB ASC 606 are presented within fee revenue and other income in the consolidated statements of income and are recognized as revenue as the performance obligation to the customer is satisfied. Services within the scope of FASB ASC 606 include invoice processing and payment fees, bank service fees, and OREO.

Invoice processing fees – The Company earns fees on a per-item or monthly basis for the invoice processing services rendered on behalf of customers. Per-item fees are recognized at the point in time when the performance obligation is satisfied. Monthly fees are earned over the course of a month, representing the period over which the performance obligation is satisfied. The Company also earns interest income from the balances generated during the payment cycle for the invoices processed, which is an integral component of the Company’s compensation for invoice processing services but is out-of-scope of FASB ASC 606. The contracts have no significant impact related to variable consideration and no significant financing components.

Invoice payment fees – The Company earns fees on a transaction level basis for invoice payment services when making customer payments. Fees are recognized at the point in time when the payment transactions are made, which is when the performance obligation is satisfied. The contracts have no significant impact related to variable consideration and no significant financing components.

Bank service fees – Revenue from service fees consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds. Service charges on deposit accounts are transaction based fees that are recognized at the point in time when the performance obligation is satisfied. Service charges are recognized on a monthly basis representing the period over which the performance obligation is satisfied. The contracts have no significant impact related to variable consideration and no significant financing components.

OREO – The Company currently does not have any OREO and has not in recent years. Net gains or losses would be recorded when other real estate is sold to a third party and substantially all of the consideration for the transfer of property is received.

	For the Years Ended December 31,
(In thousands)	2019	2018	2017
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$81,329	$78,461	$72,961
Invoice payment fees	26,624	23,720	20,361
Information services payment and processing revenue	107,953	102,181	93,322
Bank service fees	1,386	1,335	1,349
Fee revenue (in-scope of FASB ASC 606)	109,339	103,516	94,671
Other income (out-of-scope of FASB ASC 606)	730	560	841
Total fee revenue and other income	110,069	104,076	95,512

Net interest income after provision for loan losses (out-of-scope of FASB ASC 606)	47,166	44,190	39,790
Total net revenue	$157,235	$148,266	$135,302

Note 17

Industry Segment Information

The services provided by the Company are classified into two reportable segments: Information Services and Banking Services. Each of these segments provides distinct services that are marketed through different channels. They are managed separately due to their unique service and processing requirements.

The Information Services segment provides transportation, energy, telecommunication, and environmental invoice processing and payment services to large corporations. The Banking Services segment provides banking services primarily to privately held businesses and faith-based ministries, including on-line generosity services, as well as supporting the banking needs of the Information Services segment.

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

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other. Certain amounts in the table below for 2018 and 2017 have been reclassified to conform to the 2019 presentation.

Summarized information about the Company’s operations in each industry segment for the years ended December 31, 2019, 2018 and 2017, is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
2019
Fee income from customers	$108,882	$1,660	$(473)	$110,069
Interest income*	25,616	30,646	(1,568)	54,694
Interest expense	—	5,193	—	5,193
Intersegment income (expense)	—	2,107	(2,107)	—
Depreciation and amortization	4,659	131	—	4,790
Tax-equivalized pre-tax income*	28,542	13,048	(2,040)	39,550
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	1,142	3,139	—	4,281
Total Assets	844,483	915,341	4,419	1,764,243
Funding Sources	676,068	592,905	—	1,268,973

2018
Fee income from customers	$102,839	$1,307	$(70)	$104,076
Interest income*	25,074	27,770	(2,496)	50,348
Interest expense	—	3,736	—	3,736
Intersegment income (expense)	—	1,880	(1,880)	—
Depreciation and amortization	4,254	142	—	4,396
Tax-equivalized pre-tax income*	27,763	13,571	(2,566)	38,768
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,554	—	—	1,554
Total Assets	826,201	886,291	(17,316)	1,695,176
Funding Sources	642,733	572,653	—	1,215,386
2017
Fee income from customers	$93,484	$1,547	$481	$95,512
Interest income*	23,813	27,376	(3,522)	47,667
Interest expense	—	2,187	—	2,187
Intersegment income (expense)	—	1,362	(1,362)	—
Depreciation and amortization	3,902	149	—	4,051
Tax-equivalized pre-tax income*	28,168	15,460	(3,039)	40,589
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,996	—	—	1,996
Total Assets	854,214	830,672	(27,677)	1,603,209
Funding Sources	604,493	598,986	—	1,203,479

*

Presented on a tax-equivalent basis assuming a tax rate of 21% for 2019 and 2018 and 35% for 2017. The tax-equivalent adjustment was approximately $2,084,000 for 2019, $2,422,000 for 2018, and $5,691,000 for 2017.

Note 18

Leases

On January 1, 2019, the Company adopted ASU 2016-02. The Company leases certain premises under operating leases. As of December 31, 2019, the Company had lease liabilities of $6,682,000 and right-of-use assets of $5,848,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Included in occupancy expense on the consolidated statements of income for 2019 was operating lease cost of $1,675,000, short-term lease cost of $145,000, and there was no variable lease cost. The Company paid cash of $1,531,000 for operating lease amounts included in the measurement of lease liabilities for the year ended December 31, 2019. No right-of-use assets were obtained in exchange for lease liabilities during the year ended December 31, 2019.

For the year ended December 31, 2019, the weighted average remaining lease term for the operating leases was 6.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.5%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There has been no significant change in the Company’s expected future minimum lease payments since December 31, 2018.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of December 31, 2019 was as follows:

(In thousands)	December 31, 2019
Lease payments due
Less than 1 year	$1,748
1-2 years	1,613
2-3 years	1,538
3-4 years	614
4-5 years	392
Over 5 years	1,972
Total undiscounted cash flows	7,877
Discount on cash flows	1,195
Total lease liability	$6,682

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2019. At December 31, 2019, the Company had one lease that had not yet commenced, but is expected to create approximately $800,000 of additional lease liabilities and right-of-use assets for the Company. This lease is anticipated to commence in 2020.

Note 19

Subsequent Events

In accordance with FASB ASC 855 - Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2019, and there were no events identified that would require additional disclosures to prevent the Company’s consolidated financial statements from being misleading.

Note 20

Condensed Financial Information of Parent Company

Following are the condensed balance sheets of the Company (parent company only) and the related condensed statements of income and cash flows.

	Condensed Balance Sheets December 31,
(In thousands)	2019	2018
Assets
Cash and due from banks	$17,032	$35,735
Short-term investments	3,223	35,201
Securities available-for-sale, at fair value	422,665	441,534
Loans, net	45,187	20,188
Payments in excess of funding	206,158	160,777
Investments in subsidiaries	145,400	130,231
Premises and equipment, net	19,940	21,358
Other assets	137,226	117,374
Total assets	$996,831	$962,398
Liabilities and Shareholders’ Equity
Liabilities:
Accounts and drafts payable	$683,485	$693,026
Short-term borrowings	18,000	—
Other liabilities	50,987	39,362
Total liabilities	752,472	732,388
Total shareholders’ equity	244,359	230,010
Total liabilities and shareholders’ equity	$996,831	$962,398

	Condensed Statements of Income For the Years Ended December 31,

(In thousands)	2019	2018	2017
Income from subsidiaries – management fees	$2,599	$2,668	$2,172
Information services revenue	106,198	100,628	93,133
Net interest income after provision	15,713	14,159	13,217
Gain (loss) on sales of investment securities	19	(42)	—
Other income	518	456	483
Total income	125,047	117,869	109,005
Expenses:
Salaries and employee benefits	81,432	77,946	70,409
Other expenses	26,136	23,442	20,333
Total expenses	107,568	101,388	90,742
Income before income tax and equity in undistributed income of subsidiaries	17,479	16,481	18,263
Income tax expense	2,860	1,788	4,394
Income before undistributed income of subsidiaries	14,619	14,693	13,869
Equity in undistributed income of subsidiaries	15,785	15,575	11,145
Net income	$30,404	$30,268	$25,014

	Condensed Statements of Cash Flows For the Years Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$30,404	$30,268	$25,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(15,785)	(15,575)	(11,145)
Net change in other assets	(6,289)	(1,012)	(7,257)
Net change in other liabilities	9,474	3,829	10,118
Stock-based compensation expense	3,144	2,583	1,743
Other, net	6,104	10,242	9,219
Net cash provided by operating activities	27,052	30,335	27,692
Cash flows from investing activities:
Net decrease (increase) in securities	26,150	14,615	(80,621)
Net (increase) decrease in loans	(24,999)	(7,949)	34,944
Net increase in payments in excess of funding	(45,381)	(21,674)	(33,756)
Purchases of premises and equipment, net	(2,637)	(4,211)	(4,020)
Asset acquisition of Gateway Giving, LLC	(2,833)	—	—
Net cash used in investing activities	(49,700)	(19,219)	(83,453)
Cash flows from financing activities:
Net (decrease) increase in accounts and drafts payable	(21,875)	(22,316)	20,397
Short-term borrowings	18,000	—	—
Cash dividends paid	(15,234)	(13,177)	(10,675)
Purchase of common shares for treasury	(7,799)	(8,838)	(2,270)
Other financing activities, net	(1,125)	(635)	(267)
Net cash (used in) provided by financing activities	(28,033)	(44,966)	7,185
Net decrease in cash and cash equivalents	(50,681)	(33,850)	(48,576)
Cash and cash equivalents at beginning of year	70,936	104,786	153,362
Cash and cash equivalents at end of year	$20,255	$70,936	$104,786

Note 21

SUPPLEMENTARY FINANCIAL INFORMATION

(Unaudited)

(In thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2019
Fee revenue and other income	$27,013	$27,372	$28,262	$27,422	$110,069
Interest income	12,897	13,327	13,666	12,719	52,609
Interest expense	1,290	1,305	1,392	1,206	5,193
Net interest income	11,607	12,022	12,274	11,513	47,416
Provision for loan losses	250	—	—	—	250
Operating expense	28,462	29,971	30,563	30,773	119,769
Income tax expense	1,745	1,739	1,787	1,791	7,062
Net income	$8,163	$7,684	$8,186	$6,371	$30,404
Net income per share:
Basic earnings per share	$.56	$.53	$.57	$.44	$2.11
Diluted earnings per share	.55	.52	.56	.43	2.07
2018
Fee revenue and other income	$25,374	$25,640	$26,435	$26,627	$104,076
Interest income	11,288	11,513	12,215	12,910	47,926
Interest expense	679	794	1,029	1,234	3,736
Net interest income	10,609	10,719	11,186	11,676	44,190
Provision for loan losses	—	—	—	—	—
Operating expense	26,182	27,463	28,530	29,744	111,919
Income tax expense	1,709	1,387	1,481	1,502	6,079
Net income	$8,092	$7,509	$7,610	$7,057	$30,268
Net income per share:
Basic earnings per share	$.55	$.51	$.52	$.48	$2.06
Diluted earnings per share	.54	.50	.51	.47	2.03

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Cass Information Systems, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cass Information Systems, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of qualitative factor adjustments to the allowance for loan losses

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALLL) represented the total allowance for loan losses of $10.6 million as of December 31, 2019, or 1.37% of total loans. The Company estimates the ALLL using a methodology that first uses a quantitative component, which groups loans with similar risk characteristics and develops historical loss rates using recorded charge-offs and recoveries over a historical period. The Company’s methodology also includes qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component of the ALLL model.

We identified the assessment of qualitative risk factors as a critical audit matter. The qualitative component represented a significant percentage of the overall ALLL. This is due to the fact that given the current credit environment and the low level of actual losses incurred in recent years, the quantitative component is not capturing all the risk of loss in the portfolio. As a result, the assessment of the qualitative risk factors required complex and subjective auditor judgment, including knowledge and experience in the industry, in order to evaluate the qualitative framework and related risk factors. Specifically, the qualitative risk factors included concentrations of credit risk, economic conditions, underlying collateral values within the Company’s portfolio, and the effect of other legal and regulatory factors. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development and approval of the overall ALLL methodology, (2) development of the qualitative framework and evaluation of the related risk factors, (3) determination of the qualitative risk factor adjustments, and (4) analysis of the ALLL results, trends, and ratios. We tested the Company’s process to assess the qualitative factors and related adjustments used to develop the ALLL estimate by:

–

assessing the maximum qualitative factor adjustment,

–

evaluating the metrics, including the relevance of sources of data and assumptions, used to allocate the qualitative factor adjustments,

–

analyzing the determination of each qualitative factor adjustment, and

–

evaluating trends in the total ALLL, including the qualitative factor adjustments, for consistency with trends in loan portfolio growth (attrition) and credit performance.

In addition, we involved credit risk professionals with industry knowledge and experience who assisted in evaluating:

–

the Company’s overall ALLL methodology, which included the qualitative framework and related risk factors, for compliance with U.S. generally accepted accounting principles, and

–

the resulting qualitative risk factors and their relationship to the quantitative model and how they address recent information available not captured in that quantitative model.

We evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s ALLL.

/s/ KPMG LLP

We have served as the Company’s auditor since 1983.

St. Louis, Missouri

February 28, 2020

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

There have not been changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, our independent registered public accounting firm. KPMG LLP’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Cass Information Systems, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Cass Information Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 28, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year: “Election of Directors – Proposal 1,” “Executive Compensation and Related Information,” and “Beneficial Ownership of Securities.”

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

There were no material changes to the procedures by which shareholders may recommend nominees to the Board during the fourth quarter of fiscal 2019.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required pursuant to this Item 11 is incorporated herein by reference to the sections entitled “Election of Directors – Proposal 1” and “Executive Compensation and Related Information” of the Company’s 2020 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required pursuant to this Item 12 is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” of the Company’s 2020 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	377,946	$42.37	441,366

Equity compensation plans not approved by security holders	—	—	—
Total	377,946	$42.37	441,366

(1)	Amount disclosed relates to the Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”).
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the section entitled “Election of Directors – Proposal 1” of the Company’s 2020 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our principal accountant’s fees and services is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Proposal 3” of the Company’s 2020 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this report:

	(1) and	(2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

		(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

		3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

		3.2	Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

		3.3	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

		3.4	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 21, 2016.

		4.1	Description of the Registrant’s securities.

		10.1	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.*

		10.2	Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.*

		10.3	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.4	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.6	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.7	Description of Cass Information Systems, Inc. Profit Sharing Program, incorporated by reference to Exhibit 10.7 to the annual report on For 10-K for the year ended December 31, 2018.*

		21	Subsidiaries of registrant.

		23	Consent of Independent Registered Public Accounting Firm.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File

*	Management contract or compensatory plan arrangement

(c) None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: February 28, 2020	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2020	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in their capacity as a member of the Board of Directors of the Company.

Date: February 28, 2020	By	/s/	Eric H. Brunngraber
Eric H. Brunngraber

Date: February 28, 2020	By	/s/	Ralph W. Clermont
Ralph W. Clermont

Date: February 28, 2020	By	/s/	Robert A. Ebel
Robert A. Ebel

Date: February 28, 2020	By	/s/	Benjamin F. Edwards, IV
Benjamin F. Edwards, IV

Date: February 28, 2020	By	/s/	James J. Lindemann
James J. Lindemann

Date: February 28, 2020	By	/s/	Sally H. Roth
Sally H. Roth

Date: February 28, 2020	By	/s/	Joseph D. Rupp
Joseph D. Rupp

Date: February 28, 2020	By	/s/	Randall L. Schilling
Randall L. Schilling

Date: February 28, 2020	By	/s/	Franklin D. Wicks, Jr.
Franklin D. Wicks, Jr.