Form 10-K/A
period 2019-12-31
CASS INFORMATION SYSTEMS INC
filed 2020-03-06
CIK 708781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Cass Information Systems, Inc. (the “Company”), filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Filing”) with the United States Securities and Exchange Commission (the “SEC”) on February 28, 2020. Due to a filing error, certain revisions to the Original Filing were not reflected in the as-filed version of the Original Filing. The Company is filing this Amendment No. 1 to the Original Filing (“Amendment No. 1”) solely to reflect such revisions, which include, among other corrections, the following: (i) language variations in the description of certain of the factors that affected the Company’s fiscal 2019 results of operations included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (ii) a correction of an inadvertent error to the amount of unappropriated retained earnings available to the Company’s banking subsidiary for the declaration of dividends disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements; and (iii) corrections to inadvertent errors in footing the total net cash provided by operating activities for the year ended December 31, 2019 as reflected in the Company’s consolidated statements of cash flows.

In addition, the exhibit list included in Item 15 of Part IV has been amended to contain a currently-dated consent of KPMG LLP and, pursuant to the rules of the SEC, currently-dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Such consent and the certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached as exhibits to this Amendment No. 1.

Except as described above, this Amendment No. 1 speaks as of the original filing date of the Original Filing and does not amend or update any other information contained in the Original Filing to reflect events that may have occurred subsequent to the original filing date. The Company has included a complete copy of the Original Filing, as amended per above, in this filing.

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

In 2019, total fee revenue and other income increased $5,993,000, or 6%, net interest income after provision for loan losses increased $2,976,000, or 7%, total operating expenses increased $7,850,000, or 7%, and net income increased $136,000. This performance in 2019 was driven by new customer wins, increased business from existing customers, and the development and deployment of new revenue generating services, which overcame headwinds during the later part of the year caused by a slowdown in industrial economic activity, loss of a high transaction volume account, and lower interest rates. The increase in total operating expense was due mainly to the Company continuing to invest in technology and staff required to win new business and support service growth with existing clients, as well as integration costs related to the Gyve on-line generosity platform that was acquired in September 2019. The asset quality of the Company’s loans and investments as of December 31, 2019 remained strong.

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

Summary of Results

	For the Years Ended December 31,			% Change
(In thousands except per share data)	2019	2018	2017	2019 v. 2018	2018 v. 2017
Total processing volume	63,567	66,255	63,207	(4.1)%	4.8%
Total invoice dollars processed and paid	$42,973,242	$42,380,453	$37,597,035	1.4	12.7
Payment and processing fees	$107,953	$102,181	$93,322	5.6	9.5
Net interest income after provision for loan losses	$47,166	$44,190	$39,790	6.7	11.1
Total net revenue	$157,235	$148,266	$135,302	6.0	9.6
Average earning assets	$1,472,399	$1,403,748	$1,362,660	4.9	3.0
Net interest margin(1)	3.36%	3.32%	3.34%	—	—
Net income	$30,404	$30,268	$25,014	0.4	21.0
Diluted earnings per share	$2.07	$2.03	$1.68	2.0	20.8
Return on average assets	1.74%	1.85%	1.60%	—	—
Return on average equity	12.86%	13.55%	11.55%	—	—

(1)	Presented on a tax-equivalent basis. The TCJA reduced the net interest margin by approximately 15 basis points in 2019 and 20 basis points in 2018.

The results of 2019 compared to 2018 include the following significant items:

Overall, the Company’s performance increased slightly as a result of new customer wins, increased business from existing customers, and the development and deployment of new revenue generating services overcame the effects of a slowdown in industrial economic activity, loss of a high transaction volume account, and the impact of a lower interest rate environment. Payment and processing fees increased 6% and total processing volume decreased 4%, respectively. The development and deployment of new revenue generating services were more than able to offset the decrease in processing volume as a historically robust 2018 created a difficult comparison for transportation and the loss of a high transaction volume facility expense customer at the beginning of the fourth quarter of 2019. Total processing dollars increased 1% as high spend customer acquisitions were able to overcome the transaction shortfall.

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

Dividends from the Bank are a source of funds for payment of dividends by the Company to its shareholders. The only restrictions on dividends are those dictated by regulatory capital requirements, state corporate laws and prudent and sound banking principles. As of December 31, 2019, unappropriated retained earnings of $42,487,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities.

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

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$30,404	$30,268	$25,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,939	11,238	11,341
Net (gains) losses on sales of securities	(19)	42	—
Stock-based compensation expense	3,144	3,006	2,339
Provision for loan losses	250	—	—
Deferred income tax expense (benefit)	1,247	(3,521)	3,997
(Decrease) increase in current income tax liability	(1,838)	3,746	(3,026)
(Decrease) increase in pension liability	(1,916)	4,641	8,008
Decrease (increase) in accounts receivable	988	4,709	(4,656)
Other operating activities, net	(1,073)	(5,794)	(4,127)
Net cash provided by operating activities	42,126	48,335	38,890

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	4,648	58,520	—
Proceeds from maturities of securities available-for-sale	21,502	38,116	44,156
Purchase of securities available-for-sale	—	(82,022)	(124,777)
Net increase in loans	(50,970)	(35,336)	(21,335)
Increase in payments in excess of funding	(45,381)	(21,674)	(33,756)
Purchases of premises and equipment, net	(2,723)	(4,399)	(4,127)
Asset acquisition of Gateway Giving, LLC	(2,833)	—	—
Net cash used in investing activities	(75,757)	(46,795)	(139,839)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing demand deposits	37,833	31,717	66,885
Net decrease in interest-bearing demand and savings deposits	(1,133)	(7,838)	(7,472)
Net (decrease) increase in time deposits	(1,490)	19,959	(3,286)
Net (decrease) increase in accounts and drafts payable	(22,400)	(19,595)	19,601
Net increase in short-term borrowings	18,000	—	—
Cash dividends paid	(15,234)	(13,177)	(10,675)
Purchase of common shares for treasury	(7,799)	(8,838)	(2,270)
Other financing activities, net	(1,125)	(945)	(467)
Net cash provided by financing activities	6,652	1,283	62,316
Net (decrease) increase in cash and cash equivalents	(26,979)	2,823	(38,633)
Cash and cash equivalents at beginning of year	230,933	228,110	266,743
Cash and cash equivalents at end of year	$203,954	$230,933	$228,110

Supplemental information:
Cash paid for interest	$5,181	$3,701	$2,178
Cash paid for income taxes	7,604	6,723	7,677
See accompanying notes to consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$5,966	$128,455	$118,363	$(30,206)	$(14,543)	$208,035

Net income			25,014			25,014
Cash dividends ($.72 per share)			(10,675)			(10,675)
Stock dividend	558	75,108	(75,674)			(8)
Issuance of 29,378 common shares pursuant to stock-based compensation plan, net		(821)		273		(548)
Exercise of SARs		(451)		142		(309)
Stock-based compensation expense		2,340				2,340
Purchase of 50,215 common shares				(2,270)		(2,270)
Other comprehensive income					3,509	3,509
Other comprehensive income reclassification for ASU 2018-02			2,286		(2,286)	—
Balance, December 31, 2017	$6,524	$204,631	$59,314	$(32,061)	$(13,320)	$225,088

Net income			30,268			30,268
Cash dividends ($.89 per share)			(13,177)			(13,177)
Stock dividend	1,229		(1,234)			(5)
Issuance of 33,039 common shares pursuant to stock-based compensation plan, net		(991)		624		(367)
Exercise of SARs		(876)		301		(575)
Stock-based compensation expense		3,006				3,006
Purchase of 169,143 common shares				(8,838)		(8,838)
Other comprehensive loss					(5,552)	(5,552)
Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

Net income			30,404			30,404
Cash dividends ($1.05 per share)			(15,234)			(15,234)
Issuance of 34,810 common shares pursuant to stock-based compensation plan, net		(1,417)		1,358		(59)
Exercise of SARs		(2,100)		1,034		(1,066)
Stock-based compensation expense		3,144				3,144
Purchase of 154,593 common shares				(7,799)		(7,799)
Other comprehensive income					4,952	4,952
Balance, December 31, 2019	$7,753	$205,397	$90,341	$(45,381)	$(13,920)	$244,190

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

The Company has traditionally paid a quarterly cash dividend to its shareholders. Subsidiary dividends can be a significant source of funds for payment of dividends by the Company to its shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2019, unappropriated retained earnings of $42,487,000 were available at the Bank for the declaration of dividends to the Company without prior approval from regulatory authorities. In addition to regulatory requirements and considerations, any payment of dividends in the future will depend on the Company’s earnings, financial condition and other factors considered relevant by the Company’s Board of Directors.

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

Note 10

Employee Benefit Plans

Defined Benefit Plan

The Company has a noncontributory defined-benefit pension plan (the “Plan”), which covers eligible employees. Effective December 31, 2016, the Plan was closed to all new participants. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the Plan over a period of approximately 30 years.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated by reference in or filed as an exhibit to this report:

	(1) and	(2)	Financial Statements and Financial Statement Schedules
Included in Item 8 of this report.

		(3)	Exhibits listed under (b) of this Item 15.

(b)	Exhibits

		3.1	Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 333-44499, filed with the SEC on January 20, 1998.

		3.2	Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.

		3.3	Articles of Merger of Cass Commercial Corporation, incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2006.

		3.4	Second Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 21, 2016.

		4.1	Description of the Registrant’s securities, incorporated by reference to Exhibit 4.1 to the annual report on Form 10-K for the year ended December 31, 2019.

		10.1	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003.*

		10.2	Amended and Restated Omnibus Stock and Performance Compensation Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 19, 2013.*

		10.3	Amendment and Restatement of the Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.4	Form of Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2007.*

		10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.6	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2016.*

		10.7	Description of Cass Information Systems, Inc. Profit Sharing Program, incorporated by reference to Exhibit 10.7 to the annual report on For 10-K for the year ended December 31, 2018.*

		21	Subsidiaries of registrant, incorporated by reference to Exhibit 21 to the annual report on Form 10-K for the year ended December 31, 2019.

		23	Consent of Independent Registered Public Accounting Firm.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File

*	Management contract or compensatory plan arrangement

(c) None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CASS INFORMATION SYSTEMS, INC.

Date: March 6, 2020	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2020	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)