Form 10-Q
period 2020-03-31
CASS INFORMATION SYSTEMS INC
filed 2020-05-07
CIK 708781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant's only class of common stock as of April 24, 2020: Common stock, par value $.50 per share – 14,421,724 shares outstanding.

Forward-looking Statements - Factors That May Affect Future Results

This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors beyond our control, which may cause future performance to be materially different from expected performance summarized in the forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Share and Per Share Data)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Cash and due from banks	$18,878	$18,076
Interest-bearing deposits in other financial institutions	137,617	172,422
Federal funds sold and other short-term investments	6,699	13,456
Cash and cash equivalents	163,194	203,954
Securities available-for-sale, at fair value	387,994	422,665

Loans	854,780	772,638
Less: Allowance for loan losses	10,889	10,556
Loans, net	843,891	762,082
Payments in excess of funding	208,845	206,158
Premises and equipment, net	19,755	20,527
Investment in bank-owned life insurance	17,712	17,599
Goodwill	14,262	14,262
Other intangible assets, net	4,066	4,281
Other assets	72,263	112,715
Total assets	$1,731,982	$1,764,243

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$288,226	$351,091
Interest-bearing	438,381	406,045
Total deposits	726,607	757,136
Accounts and drafts payable	702,069	684,295
Short-term borrowings	—	18,000
Other liabilities	62,023	60,622
Total liabilities	1,490,699	1,520,053

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at March 31, 2020 and December 31, 2019	7,753	7,753
Additional paid-in capital	203,801	205,397
Retained earnings	93,968	90,341
Common shares in treasury, at cost (1,092,200 shares at March 31, 2020 and 991,406 shares at December 31, 2019)	(49,800)	(45,381)
Accumulated other comprehensive loss	(14,439)	(13,920)
Total shareholders’ equity	241,283	244,190
Total liabilities and shareholders’ equity	$1,731,982	$1,764,243

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands except Per Share Data)

	Three Months Ended March 31,
	2020	2019
Fee Revenue and Other Income:
Information services payment and processing revenue	$25,503	$26,457
Bank service fees	410	376
Gains on sales of securities	1,069	11
Other	113	169
Total fee revenue and other income	27,095	27,013

Interest Income:
Interest and fees on loans	9,001	8,629
Interest and dividends on securities:
Taxable	560	642
Exempt from federal income taxes	1,819	2,037
Interest on federal funds sold and other short-term investments	958	1,589
Total interest income	12,338	12,897

Interest Expense:
Interest on deposits	963	1,290
Interest on short-term borrowings	2	—
Net interest income	11,373	11,607
Provision for loan losses	325	250
Net interest income after provision for loan losses	11,048	11,357
Total net revenue	38,143	38,370

Operating Expense:
Salaries and employee benefits	22,427	22,277
Occupancy	941	959
Equipment	1,635	1,469
Amortization of intangible assets	215	107
Other operating expense	3,711	3,650
Total operating expense	28,929	28,462
Income before income tax expense	9,214	9,908
Income tax expense	1,669	1,745
Net income	$7,545	$8,163

Basic earnings per share	$.52	$.56
Diluted earnings per share	.52	.55

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019
Comprehensive Income:
Net income	$7,545	$8,163
Other comprehensive (loss) income:
Net unrealized gain on securities available-for-sale	578	7,137
Tax effect	(138)	(1,699)
Reclassification adjustments for gains included in net income	(1,069)	(11)
Tax effect	254	3
Foreign currency translation adjustments	(144)	(14)
Total comprehensive income	$7,026	$13,579

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$7,545	$8,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,790	2,699
Gains on sales of securities	(1,069)	(11)
Stock-based compensation expense	722	857
Provision for loan losses	325	250
Increase in income tax liability	1,512	1,717
Increase in pension liability	1,079	1,295
Increase in accounts receivable	(105)	(485)
Other operating activities, net	5,361	1,950
Net cash provided by operating activities	18,160	16,435

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	19,629	1,101
Proceeds from maturities of securities available-for-sale	14,148	4,824
Net increase in loans	(82,134)	(29,711)
Increase in payments in excess of funding	(2,687)	(2,176)
Purchases of premises and equipment, net	(331)	(646)
Net cash used in investing activities	(51,375)	(26,608)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(62,865)	(42,080)
Net increase (decrease) in interest-bearing demand and savings deposits	31,761	(26,095)
Net increase in time deposits	575	1,681
Net increase in accounts and drafts payable	51,639	39,892
Net decrease in short-term borrowings	(18,000)
Cash dividends paid	(3,918)	(3,776)
Purchase of common shares for treasury	(5,508)	(5,701)
Other financing activities, net	(1,229)	(327)
Net cash used in financing activities	(7,545)	(36,406)
Net decrease in cash and cash equivalents	(40,760)	(46,579)
Cash and cash equivalents at beginning of period	203,954	230,933
Cash and cash equivalents at end of period	$163,194	$184,354

Supplemental information:
Cash paid for interest	$964	$1,224
Cash paid for income taxes	142	8

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31 2019 AND 2020

(Unaudited)

(Dollars in Thousands)

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

Net income			8,163			8,163
Cash dividends ($.26 per share)			(3,776)			(3,776)
Issuance of 25,124 common shares pursuant to stock-based compensation plan, net		(1,014)		826		(188)
Exercise of SARs		(303)		164		(139)
Stock-based compensation expense		857				857
Purchase of 107,815 common shares				(5,701)		(5,701)
Other comprehensive income					5,416	5,416
Balance, March 31, 2019	$7,753	$205,310	$79,558	$(44,685)	$(13,456)	$234,480

Balance, December 31, 2019	$7,753	$205,397	$90,341	$(45,381)	$(13,920)	$244,190

Net income			7,545			7,545
Cash dividends ($.27 per share)			(3,918)			(3,918)
Issuance of 57,333 common shares pursuant to stock-based compensation plan, net		(2,075)		948		(1,127)
Exercise of SARs		(243)		141		(102)
Stock-based compensation expense		722				722
Purchase of 128,779 common shares				(5,508)		(5,508)
Other comprehensive loss					(519)	(519)
Balance, March 31, 2020	$7,753	$203,801	$93,968	$(49,800)	$(14,439)	$241,283

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. For further information, refer to the audited consolidated financial statements and related footnotes included in Cass Information System, Inc.’s (the “Company” or “Cass”) Annual Report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2020. The breadth of the impact of the global emergence of COVID-19 on the Company’s business is currently unknown. Cass is closely monitoring developments related to COVID-19 checking regularly for updated information and recommendations from the World Health Organization and the U.S. Centers for Disease Control and Prevention, from national, state, and local governments, and courses of action being taken by peers.

Financial position and results of operations - The global health crisis caused by COVID-19 has and will continue to negatively impact business activity throughout the world. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, are having an adverse impact on the Company’s financial results and are discussed in more detail below. When and if COVID-19 is demonstrably contained, the Company anticipates a rebound in economic activity; however, any such rebound is contingent upon the rate and effectiveness of the containment efforts deployed by federal, state, and local governments. In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on the Company’s financial condition and operating results remains highly uncertain.

In response to COVID-19, the Federal Reserve has taken action to lower the Federal Funds rate, which has adversely affected interest income and therefore, the Company’s results of operations and financial condition.

To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Any future asset impairment charges, increases in allowance for loan losses, or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis.

For payment processing services, business closures, including constrictions in the manufacturing sector, have led to a decrease in the number of transactions and dollars processed due to the decline in customers’ business activity. In addition, the dampened demand for oil and resulting plummet in oil prices has had, and can continue to have, a negative effect on both the number of freight transactions processed and the dollar amount of invoices processed. Other financial impact could occur though such potential impact is unknown at this time.

Lending operations and credit - Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Accordingly, and in coordination with its primary regulators, the Company has deferred borrower principal payments on loans, on an as needed basis, for periods of up to six months.

Capital and liquidity - While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by future financial losses.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained available, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Bank’s customers to draw down deposits, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation - Currently, the Company does not expect COVID-19 to affect its ability to fairly value the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, necessitate a goodwill or intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity - In accord with its federally mandated Pandemic Plan and Business Continuity Plan, Cass has deployed its remote workforce program. Most Cass employees around the globe are now working and conducting business remotely. Only employees necessary to oversee certain business coordination activities or to conduct essential physical activities such as mail handling and scanning operations, remain in offices. In the past several years, Cass has invested in sophisticated technology initiatives that enable employees to operate remotely with full system(s) access along with unified and transparent voice and electronic communications capabilities, ensuring seamless service delivery. The Company cannot predict when or how it will begin to lift the actions put in place as part of the Business Continuity Plan, including work from home requirements and travel restrictions. As of the date of this filing, Cass does not believe the work from home protocol has materially adversely impacted internal controls, financial reporting systems, or operations.

Note 2 – Intangible Assets

The Company accounts for intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“FASB ASC 350”), which requires that intangibles with indefinite useful lives be tested annually for impairment, or when management deems there is a triggering event, and those with finite useful lives be amortized over their useful lives.

Details of the Company’s intangible assets are as follows:

	March 31, 2020		December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,778	$(3,573)	$4,778	$(3,463)
Patents	72	(21)	72	(20)
Non-compete agreements	332	(332)	332	(332)
Software	2,844	(452)	2,844	(358)
Trade Name	190	(6)	190	(3)
Other	500	(266)	500	(259)
Unamortized intangible assets:
Goodwill[1]	14,489	(227)	14,489	(227)
Total intangible assets	$23,205	$(4,877)	$23,205	$(4,662)
[1]	Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over 7 and 10 years; the patents over 18 years; the non-compete agreements over 2 and 5 years; software over 3 years and 7 years, the trade name over 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $215,000 and $107,000 for the three-month periods ended March 31, 2020 and 2019, respectively. Estimated future amortization of intangibles is $859,000 in both 2020 and 2021, $540,000 in both 2022 and 2023, and $498,000 in 2024.

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

	Three Months Ended March 31,
(In thousands except share and per share data)	2020	2019
Basic
Net income	$7,545	$8,163
Weighted-average common shares outstanding	14,422,813	14,455,527
Basic earnings per share	$.52	$.56

Diluted
Net income	$7,545	$8,163
Weighted-average common shares outstanding	14,422,813	14,455,527
Effect of dilutive restricted stock and stock appreciation rights	207,700	253,168
Weighted-average common shares outstanding assuming dilution	14,630,513	14,708,695
Diluted earnings per share	$.52	$.55

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 22, 2019, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 128,779 shares during the three-month period ended March 31, 2020 and 107,815 shares during the three-month period ended March 31, 2019. As of March 31, 2020, 371,221 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions. As of March 16, 2020, the Company has temporarily suspended the treasury stock buyback program.

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

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Management evaluates segment performance based on tax-equivalized (as defined in the footnote to the chart on the following table) pre-tax income after allocations for corporate expenses. Transactions between segments are accounted for at what management believes to be fair value.

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

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

•

Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and

•

Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2020
Fee income	$25,440	$615	$1,040	$27,095
Interest income*	5,791	7,284	(253)	12,822
Interest expense	—	965	—	965
Intersegment income (expense)	—	525	(525)	—
Tax-equivalized pre-tax income*	6,207	2,703	788	9,698
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	1,040	3,026	—	4,066
Total Assets	833,774	926,445	(28,237)	1,731,982
Funding Sources	677,829	611,135	—	1,288,964
Three Months Ended March 31, 2019
Fee income	$26,796	$391	$(174)	$27,013
Interest income*	6,177	7,486	(225)	13,438
Interest expense	—	1,290	—	1,290
Intersegment income (expense)	—	519	(519)	—
Tax-equivalized pre-tax income*	7,588	3,260	(398)	10,450
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,446	—	—	1,446
Total Assets	874,971	832,326	(22,416)	1,684,881
Funding Sources	647,590	591,199	—	1,238,789
*	Presented on a tax-equivalent basis assuming a tax rate of 21%. The tax-equivalent adjustment was approximately $484,000 and $541,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$399,217	$323,857
Real estate
Commercial:
Mortgage	100,717	101,654
Construction	19,528	25,299
Faith-based:
Mortgage	311,520	305,826
Construction	23,792	15,945
Other	6	57
Total loans	$854,780	$772,638

The following table presents the aging of loans by loan categories at March 31, 2020 and December 31, 2019:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
March 31, 2020
Commercial and industrial	$399,217	$—	$—	$—	$—	$399,217
Real estate
Commercial:
Mortgage	100,717	—	—	—	—	100,717
Construction	19,528	—	—	—	—	19,528
Faith-based:
Mortgage	311,520	—	—	—	—	311,520
Construction	23,792	—	—	—	—	23,792
Other	6	—	—	—	—	6
Total	$854,780	$—	$—	$—	$—	$854,780
December 31, 2019
Commercial and industrial	$323,857	$—	$—	$—	$—	$323,857
Real estate
Commercial:
Mortgage	101,654	—	—	—	—	101,654
Construction	25,299	—	—	—	—	25,299
Faith-based:
Mortgage	305,826	—	—	—	—	305,826
Construction	15,945	—	—	—	—	15,945
Other	57	—	—	—	—	57
Total	$772,638	$—	$—	$—	$—	$772,638

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of March 31, 2020 and December 31, 2019:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
March 31, 2020
Commercial and industrial	$387,444	$11,773	$—	$399,217
Real estate
Commercial:
Mortgage	99,464	1,253	—	100,717
Construction	19,528	—	—	19,528
Faith-based:
Mortgage	310,236	1,284	—	311,520
Construction	23,792	—	—	23,792
Other	6	—	—	6
Total	$840,470	$14,310	$—	$854,780
December 31, 2019
Commercial and industrial	$321,554	$2,303	$—	$323,857
Real estate
Commercial:
Mortgage	100,346	1,308	—	101,654
Construction	25,299	—	—	25,299
Faith-based:
Mortgage	304,513	1,313	—	305,826
Construction	15,945	—	—	15,945
Other	57	—	—	57
Total	$767,714	$4,924	$—	$772,638
[1]	Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2]	Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, Allowance for Credit Losses. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no non-accrual loans, loans delinquent 90 days or more and still accruing interest, or loans classified as troubled debt restructuring at March 31, 2020 or December 31, 2019.

There were no foreclosed loans recorded as other real estate owned (included in other assets) as of March 31, 2020 or December 31, 2019.

A summary of the activity in the allowance for loan losses from December 31, 2019 to March 31, 2020 is as follows:

(In thousands)	December 31, 2019	Charge- Offs	Recoveries	Provision	March 31, 2020
Commercial and industrial	$4,874	$—	$7	$213	$5,094
Real estate
Commercial:
Mortgage	1,528	—	—	24	1,552
Construction	191	—	—	(41)	150
Faith-based:
Mortgage	3,842	—	1	106	3,949
Construction	121	—	—	23	144
Total	$10,556	$—	$8	$325	$10,889

A summary of the activity in the allowance for loan losses from December 31, 2018 to March 31, 2019 is as follows:

(In thousands)	December 31, 2018	Charge- Offs	Recoveries	Provision	March 31, 2019
Commercial and industrial	$4,179	$—	$11	$529	$4,719
Real estate
Commercial:
Mortgage	1,417	—	—	(33)	1,384
Construction	89	—	—	26	115
Faith-based:
Mortgage	3,961	—	—	(51)	3,910
Construction	155	—	—	(27)	128
Other	424	$—	$—	$(194)	$230
Total	$10,225	$—	$11	$250	$10,486

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At March 31, 2020 and December 31, 2019, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2020, the balance of unused loan commitments, standby and commercial letters of credit were $150,672,000, $10,703,000, and $652,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to time deposits at March 31, 2020:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Time deposits	$71,542	$43,879	$27,637	$26	$—
Total	$71,542	$43,879	$27,637	$26	$—

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the three months ended March 31, 2020, 23,111 restricted shares, 32,910 performance-based restricted shares, and no SARs were granted under the Omnibus Plan. Stock-based compensation expense for the three months ended March 31, 2020 and 2019 was $722,000 and $857,000, respectively.

Restricted Stock

Restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.

As of March 31, 2020, the total unrecognized compensation expense related to non-vested restricted shares was $2,150,000, and the related weighted-average period over which it is expected to be recognized is approximately 1.00 years.

Following is a summary of the activity of the restricted stock:

	Three Months Ended March 31, 2020
	Shares	Fair Value
Balance at December 31, 2019	123,272	$47.24
Granted	23,111	53.16
Vested	(19,248)	49.33
Forfeited	(3,177)	49.83
Balance at March 31, 2020	123,958	$47.95

Performance-Based Restricted Stock

The Company has granted three-year performance based restricted stock (“PBRS”) awards which are contingent upon the Company’s achievement of pre-established financial goals over a three year cliff vest period. The number of shares issued ranges from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period.

Following is a summary of the activity of the PBRS, based on target value:

	Three Months Ended March 31, 2020
	Shares	Fair Value
Balance at December 31, 2019	102,116	$49.13
Granted	32,910	54.02
Vested	(29,175)	49.33
Forfeited	(4,763)	49.83
Balance at March 31, 2020	101,088	$50.64

The PBRS that vested during the three months ended March 31, 2020 achieved financial goals of 117.3%, resulting in the issuance of 34,222 shares of common stock. The outstanding PBRS at March 31, 2020 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.

SARs

There were no SARs granted and no expense recognized during the three months ended March 31, 2020. Following is a summary of the activity of the Company’s SARs program for the three-month period ended March 31, 2020:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2019	155,292	$32.58	2.92	$3,908
Exercised	(10,293)	26.72	—	—
Exercisable at March 31, 2020	144,999	$32.99	2.71	$665

There were no non-vested SARs at March 31, 2020.

Note 9 – Defined Pension Plans

The Company has a noncontributory defined-benefit pension plan, which covers eligible employees. Effective December 31, 2016, the plan was closed to all new participants. The Company accrues and makes contributions designed to fund normal service costs on a current basis using the projected unit credit with service proration method to amortize prior service costs arising from improvements in pension benefits and qualifying service prior to the establishment of the plan over a period of approximately 30 years. Disclosure information is based on a measurement date of December 31 of the corresponding year. The following table represents the components of the net periodic pension costs:

(In thousands)	Estimated 2020	Actual 2019
Service cost – benefits earned during the year	$4,312	$3,555
Interest cost on projected benefit obligations	3,903	4,103
Expected return on plan assets	(6,051)	(4,753)
Net amortization	1,890	1,559
Net periodic pension cost	$4,054	$4,464

Pension costs recorded to expense were $1,029,000 and $1,179,000 for the three-month periods ended March 31, 2020 and 2019, respectively. Pension costs decreased in 2020 primarily due to improved asset performance and a contribution made during 2019, which were partially offset by a decrease in the discount rate. The Company made no contribution to the plan during the three-month period ended March 31, 2020 and is evaluating the amount of additional contributions, if any, in the remainder of 2020.

In addition to the above funded benefit plan, the Company has an unfunded supplemental executive retirement plan which covers key executives of the Company. This is a noncontributory plan in which the Company and its subsidiaries make accruals designed to fund normal service costs on a current basis using the same method and criteria as its defined benefit plan. The following table represents the components of the net periodic pension costs for 2019 and an estimate for 2020:

(In thousands)	Estimated 2020	Actual 2019
Service cost – benefits earned during the year	$121	$97
Interest cost on projected benefit obligation	347	408
Net amortization	112	276
Net periodic pension cost	$580	$781

Pension costs recorded to expense were $145,000 and $195,000 for the three-month periods ended March 31, 2020 and 2020, respectively. Pension costs decreased primarily due to the unrecognized loss being amortized over the remaining expected life of the participants rather than the remaining expected service period as almost all of the plan’s participants are inactive. This was partially offset by a decrease in the discount rate.

Note 10 – Income Taxes

The effective tax rate was 18.1% and 17.6% for the three-month periods ended March 31, 2020 and 2019, respectively. The 2020 and 2019 effective tax rate for the three-month period differs from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds.

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

	March 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$288,631	$12,010	$—	$300,641
U.S. government agencies	85,289	1,564	—	86,853
Certificates of deposit	500	—	—	500
Total	$374,420	$13,574	$—	$387,994

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$310,720	$13,727	$—	$324,447
U.S. government agencies	97,380	507	169	97,718
Certificates of deposit	500	—	—	500
Total	$408,600	$14,234	$169	$422,665

The fair values of securities with unrealized losses are as follows:

March 31, 2020
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Certificates of deposit	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$—	$—	$—	$—
U.S. government agencies	3,801	12	17,593	157	21,394	169
Certificates of deposit	—	—	—	—	—	—
Total	$3,801	$12	$17,593	$157	$21,394	$169

There were no securities in an unrealized loss position as of March 31, 2020. There were 9 securities, or 3% of the total (7 greater than 12 months), in an unrealized loss position as of December 31, 2019.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2020
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$61,709	$62,498
Due after 1 year through 5 years	80,027	82,183
Due after 5 years through 10 years	199,491	209,364
Due after 10 years	33,193	33,949
Total	$374,420	$387,994

Proceeds from sales of investment securities classified as available for sale were $19,629,000 and $1,101,000 for the three months ended March 31, 2020 and 2019, respectively. Gross realized gains were $1,069,000 and $11,000 for the three months ended March 31, 2020 and 2019, respectively. There were no securities pledged to secure public deposits or for other purposes at March 31, 2020.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$163,194	$163,194	$203,954	$203,954
Investment securities	387,994	387,994	422,665	422,665
Loans, net	843,891	850,634	762,082	776,653
Accrued interest receivable	5,866	5,866	6,706	6,706
Total	$1,400,945	$1,407,688	$1,395,407	$1,409,978
Balance sheet liabilities:
Deposits	$726,607	$726,607	$757,136	$757,790
Accounts and drafts payable	702,069	702,069	684,295	684,295
Accrued interest payable	124	124	103	103
Total	$1,428,800	$1,428,800	$1,441,534	$1,442,188

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2020 and 2019. No financial instruments are measured using Level 3 inputs for the three months ended March 31, 2020 and 2019.

Note 13 – Revenue from Contracts with Customers

The services that fall within the scope of FASB ASC 606, Revenue from Contracts with Customers (“FASB ASC 606”) are presented within fee revenue and other income in the Consolidated Statements of Income and are recognized as revenue as the obligation to the customer is satisfied. Services within the scope of FASB ASC 606 include invoice processing and payment fees, bank service fees, and other real estate owned (“OREO”). Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the guidance.

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

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$19,124	$20,542
Invoice payment fees	6,379	5,915
Information services payment and processing revenue	25,503	26,457
Bank service fees	410	376
Fee revenue (in-scope of FASB ASC 606)	25,913	26,833
Other income (out-of-scope of FASB ASC 606)	1,182	180
Total fee revenue and other income	27,095	27,013

Net interest income after provision for loan losses (out-of-scope of FASB ASC 606)[1]	11,048	11,357
Total net revenue	$38,143	$38,370
[1]

The Company earns interest income from the balances generated during the invoice processing and payment cycle and on deposit accounts, which is an integral component of the Company’s compensation; but, is out-of-scope of FASB ASC 606.

Note 14 – Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC Topic 842). The Company leases certain premises under operating leases. As of March 31, 2020, the Company had lease liabilities of $7,146,000 and right-of-use assets of $6,367,000. As of March 31, 2019, the Company had lease liabilities of $7,590,000 and right-of-use assets of $6,895,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended March 31, 2020, operating lease cost was $418,000, short-term lease cost was $24,000, and there was no variable lease cost. For the three months ended March 31, 2020, the weighted average remaining lease term for the operating leases was 6.9 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.5%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There has been no significant change in the Company’s expected future minimum lease payments since December 31, 2019. See the Company’s 2019 Annual Report on Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows for the three months ended March 31, 2020 was as follows:

(In thousands)	March 31, 2020
Lease payments due
Less than 1 year	$1,841
1-2 years	1,658
2-3 years	1,505
3-4 years	578
4-5 years	507
Over 5 years	2,407
Total undiscounted cash flows	8,496
Discount on cash flows	1,350
Total lease liability	$7,146

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2020. At March 31, 2020, the Company did not have any leases that had not yet commenced.

Note 15 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2020. With the exception of COVID-19 as discussed in Note 1 “Basis of Presentation,” there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of COVID-19 on the Company’s Business

The breadth of the impact of the global emergence of COVID-19 on the Company’s business is currently unknown. Cass is closely monitoring developments related to COVID-19 checking regularly for updated information and recommendations from the World Health Organization and the U.S. Centers for Disease Control and Prevention, from national, state, and local governments, and courses of action being taken by peers. Cass remains committed to creating a safe and healthy environment for employees while offering assurance that it remains a financially strong service provider possessing the resources necessary to weather this storm in support of its valued customers.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Accordingly, and in coordination with its primary regulators, the Company has deferred borrower principal payments on loans, on an as needed basis, for periods of up to six months. As of April 30, 2020, Cass had processed 343 applications for Paycheck Protection Program (“PPP”) loans of approximately $180,000,000 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing Cass customers and are 100% guaranteed by the Small Business Administration.

For further discussion on COVID-19, refer to Note 1 “Basis of Presentation.”

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, Breda, Netherlands, Basingstoke, United Kingdom, and Singapore. The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information. Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions. Cass provides a B2B payment platform for clients that require an agile fintech partner. Additionally, the Company uses an on-line platform to provide generosity services for faith-based and non-profit organizations, which is a complementary service offering to the Bank’s faith-based customers. The Company also, through Cass Commercial Bank, its St. Louis, Missouri-based bank subsidiary (“the Bank”), provides banking services in the St. Louis metropolitan area, Orange County, California, Colorado Springs, Colorado, and other selected cities in the United States. In addition to supporting the Company’s payment operations, the Bank provides banking services to its target markets, which include privately-owned businesses and faith-based ministries.

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

Industry-wide factors that impact the Company include the willingness of large corporations to outsource key business functions such as freight, energy, telecommunication and environmental payment and audit. The benefits that can be achieved by outsourcing transaction processing, and the management information generated by Cass’ systems can be influenced by factors such as the competitive pressures within industries to improve profitability, the general level of transportation costs, deregulation of energy costs, and consolidation of telecommunication providers. Economic factors that impact the Company include the general level of economic activity that can affect the volume and size of invoices processed, the ability to hire and retain qualified staff, and the growth and quality of the loan portfolio. The general level of interest rates also has a significant effect on the revenue of the Company. As discussed in greater detail in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s 2019 Annual Report on Form 10-K, a decline in the general level of interest rates can have a negative impact on net interest income and conversely, a rise in the general level of interest rates can have a positive impact on net interest income. The cost of fuel is another factor that has a significant impact on the transportation sector. As the price of fuel goes up or down, the Company’s earnings increase or decrease with the dollar amount of transportation invoices.

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

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management’s estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in the “Provision and Allowance for Loan Losses” section of this report. The Company’s estimates have been materially accurate in the past. In accordance with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Company elected to defer the adoption of the current expected credit losses methodology and expects to continue to utilize the present processes until the earlier of December 31, 2020 or the date the national emergency declaration is terminated.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended March 31, 2020 (“First Quarter of 2020”) compared to the three-month period ended March 31, 2019 (“First Quarter of 2019”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company's 2019 Annual Report on Form 10-K. Results of operations for the First Quarter of 2020 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	First Quarter of
(Dollars in thousands except per share data)	2020	2019	% Change
Net income	$7,545	$8,163	(7.6)%
Diluted earnings per share	$.52	$.55	(5.5)%
Return on average assets	1.70%	1.96%	—
Return on average equity	12.50%	14.67%	—

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

	First Quarter of
(In thousands)	2020	2019	% Change
Transportation invoice volume	8,280	8,948	(7.5)%
Transportation invoice dollar volume	$6,467,051	$6,985,773	(7.4)%
Facility expense transaction volume*	6,509	6,994	(6.9)%
Facility expense dollar volume	$3,458,646	$3,617,428	(4.4)%
Payment and processing revenue	$25,503	$26,457	(3.6)%
*	Includes energy, telecom and environmental

First Quarter of 2020 compared to First Quarter of 2019:

Payment and processing fee revenue decreased 4%. Transportation volume for both invoices and dollars declined 7%. With manufacturing companies representing an important component of the transportation customer base, the previously reported contraction in this sector, combined with the recent effects of COVID-19, created year-over-year trials for the division. Facility-related invoice and dollar volume declined 7% and 4%, respectively, with the impact of COVID-19 again largely contributing to these declines.

Gains of $1,069,000 on the sales of securities were recognized in the First Quarter of 2020, compared to $11,000 in gains in the First Quarter of 2019.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	First Quarter of
(In thousands)	2020	2019	% Change
Average earnings assets	$1,487,873	$1,438,613	3.42%
Average interest-bearing liabilities	409,376	389,849	5.01%
Net interest income*	11,857	12,148	(2.40)%
Net interest margin*	3.21%	3.42%	—
Yield on earning assets*	3.47%	3.79%	—
Rate on interest-bearing liabilities	0.95%	1.34%	—
*	Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2020 and 2019.

First Quarter of 2020 compared to First Quarter of 2019:

First Quarter of 2020 average earning assets increased $49,260,000, or 3.4%, compared to the same period in the prior year. Average loans increased $77,976,000, or 10.8%, and federal funds sold and other short-term investments increased $27,736,000, or 20.3%. Average investment securities decreased $44,530,000, or 10.2%, and interest-bearing deposits in other financial institutions decreased $10,427,000, or 7.4%, in the First Quarter of 2020 compared to the First Quarter of 2019.

Total average interest-bearing liabilities for the First Quarter of 2020 increased $19,527,000, or 5.0%, compared to the First Quarter of 2019. Average accounts and drafts payable increased $17,924,000, or 2.4%, in the First Quarter of 2020 compared to the First Quarter of 2019.

First Quarter of 2020 tax-equivalized net interest income decreased $291,000, or 2.4%, compared to the same period in the prior year. This was a result of the decreases in interest rates as the Federal Reserve took action to lower the Federal Funds rate, which was partially offset by the increase in average earning assets. The changes to the interest rate environment also led to a decrease in the rate on interest-bearing liabilities in the First Quarter of 2020 compared to the First Quarter of 2019.

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

	First Quarter of 2020			First Quarter of 2019
(In thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets[1]
Earning assets
Loans[2]:
Taxable	$799,502	$9,001	4.53%	$721,526	$8,629	4.85%
Investment securities[4]:
Taxable	95,691	557	2.34	106,641	632	2.40
Tax-exempt[3]	297,044	2,303	3.12	330,624	2,578	3.16
Certificates of deposit	500	3	2.41	1,995	10	2.03
Interest-bearing deposits in other financial institutions	130,611	382	1.18	141,038	810	2.33
Federal funds sold and other short-term investments	164,525	576	1.41	136,789	779	2.31
Total earning assets	1,487,873	12,822	3.47	1,438,613	13,438	3.79
Non-earning assets
Cash and due from banks	17,351			13,816
Premises and equipment, net	20,295			22,015
Bank-owned life insurance	17,646			17,429
Goodwill and other intangibles	18,456			14,080
Other assets	226,568			191,474
Allowance for loan losses	(10,562)			(10,232)
Total assets	$1,777,627			$1,687,195
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand Deposits	$326,852	$633	0.78%	$304,890	$922	1.23%
Savings deposits	8,403	13	0.62	12,009	33	1.11
Time deposits >= $100	29,820	142	1.92	23,221	111	1.94
Other time deposits	44,092	175	1.60	49,729	224	1.83
Total interest-bearing deposits	409,167	963	0.95	389,849	1,290	1.34
Short-term borrowings	209	2	3.85	—	—	—
Total interest-bearing liabilities	409,376	965	0.95	389,849	1,290	1.34
Non-interest bearing liabilities
Demand deposits	295,165			270,169
Accounts and drafts payable	767,998			750,074
Other liabilities	62,228			51,427
Total liabilities	1,534,767			1,461,519
Shareholders’ equity	242,860			225,676
Total liabilities and shareholders’ equity	$1,777,627			$1,687,195
Net interest income		$11,857			$12,148
Net interest margin			3.21%			3.42%
Interest spread			2.52			2.45
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $156,000 and $165,000 for the First Quarter of 2020 and 2019, respectively.
3.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%. The tax-equivalent adjustment was approximately $484,000 and $541,000 for the First Quarter of 2020 and 2019, respectively.

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

	First Quarter of 2020 Over First Quarter of 2019
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$948	$(576)	$372
Investment securities:
Taxable	(60)	(15)	(75)
Tax-exempt[2]	(242)	(33)	(275)
Certificates of deposit	(9)	2	(7)
Interest-bearing deposits in other financial institutions	(56)	(372)	(428)
Federal funds sold and other short-term investments	141	(344)	(203)
Total interest income	722	(1,338)	(616)
Interest expense on:
Interest-bearing demand deposits	65	(354)	(289)
Savings deposits	(8)	(12)	(20)
Time deposits of >=$100	32	(1)	31
Other time deposits	(23)	(26)	(49)
Short-term borrowings	2	—	2
Total interest expense	68	(393)	(325)
Net interest income	$654	$(945)	$(291)
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21%.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company's operating results can be the provision for loan losses. There was a loan loss provision of $325,000 recorded in the First Quarter of 2020 to support the growth in the loan portfolio and changes in economic and environmental conditions while a loan loss provision of $250,000 was recorded in the First Quarter of 2019. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries during the First Quarter of 2020 were $8,000, and net loan recoveries during the First Quarter of 2019 were $11,000.

The ALLL at March 31, 2020 was $10,889,000 and at December 31, 2019 was $10,556,000. The ratio of ALLL to total loans outstanding at March 31, 2019 was 1.27% compared to 1.37% at December 31, 2019. There were no nonperforming loans at March 31, 2020 or December 31, 2019.

The ALLL has been established and is maintained to absorb reasonably estimated and probable losses in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology consists of two components: 1) estimated credit losses on individually evaluated loans that are determined to be impaired in accordance with FASB ASC 310 Allowance for Credit Losses, and 2) estimated credit losses inherent in the remainder of the loan portfolio in accordance with FASB ASC 450, Contingencies. Estimated credit losses are an estimate of the current amount of loans that is probable the Company will be unable to collect according to the original terms.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	First Quarter of
(In thousands)	2020	2019
Allowance at beginning of period	$10,556	$10,225
Provision	325	250
Loans charged off	—	—
Recoveries on loans previously charged off	8	11
Net recoveries	8	11
Allowance at end of period	$10,889	$10,486
Loans outstanding:
Average	$799,502	$721,526
March 31	854,780	751,309
Ratio of ALLL to loans outstanding:
Average	1.36%	1.45%
March 31	1.27	1.40
Impaired loans:
Nonaccrual loans	$—	$—
Loans past due 90 days or more	—	—
Troubled debt restructurings	—	—
Total impaired loans	$—	$—
Foreclosed assets	$—	$—
Impaired loans as percentage of average loans	—	—

The Bank had no property carried as other real estate owned as of March 31, 2020 and March 31, 2019.

Operating Expenses

Total operating expenses for the First Quarter of 2020 were up 1.6%, or $467,000, compared to the First Quarter of 2019 due to on-going strategic investment in the technology and staff required to win and support new business and additional costs incurred in response to the impacts of COVID-19.

Financial Condition

Total assets at March 31, 2020 were $1,731,982,000, a decrease of $32,261,000, or 1.8%, from December 31, 2019. The most significant changes in asset balances during this period were decreases in cash and cash equivalents of $40,760,000, other assets of $40,452,000, and securities of $34,671,000. These decreases were partially offset by an increase in loans of $82,142,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at March 31, 2020 were $1,490,699,000 a decrease of $29,354,000, or 1.9%, from December 31, 2019. Total deposits at March 31, 2020 were $726,607,000, a decrease of $30,529,000, or 4.0%, from December 31, 2019. The decrease in deposits was a result of daily fluctuations in the B2B payment platform. Accounts and drafts payable at March 31, 2020 were $702,069,000, an increase of $17,774,000, or 2.6%, from December 31, 2019.

Total shareholders’ equity at March 31, 2020 was $241,283,000, a $2,907,000, or 1.2%, decrease from December 31, 2019. Total shareholders’ equity decreased as a result of share repurchases of $5,508,000 and dividends paid of $3,918,000. These were partially offset by net income of $7,545,000.

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

Liquidity and Capital Resources

The balance of liquid assets consisting of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $163,194,000 at March 31, 2020, a decrease of $40,760,000, or 20.0%, from December 31, 2019. At March 31, 2020, these assets represented 9.4% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $387,994,000 at March 31, 2020, a decrease of $34,671,000 from December 31, 2019. These assets represented 22.4% of total assets at March 31, 2020. Of this total, 77% were state and political subdivision securities. Of the total portfolio, 16.1% mature in one year, 21.2% mature in one to five years, and 62.7% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $192,045,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $50,000,000 and First Horizon Bank of $50,000,000 collateralized by state and political subdivision securities. Effective April 30 2020, the First Horizon Bank line of credit was increased to $75,000,000. There were no amounts outstanding under any line of credit as of March 31, 2020. There was $18,000,000 outstanding under the lines of credit discussed above at December 31, 2019. The amount outstanding at the end of the 2019 was borrowed on December 31,2019 and repaid on January 2, 2020.

In addition to the lines of credit discussed above, as of April 21, 2020 the Bank was approved for the Federal Reserve’s Paycheck Protection Program Lending Facility. The Bank can receive non-recourse loans with the previously mentioned PPP loans pledged as collateral. The Bank can borrow an amount up to 100% of the amount of the PPP loans, which was approximately $180,000,000 as of April 30, 2020.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $43,471,000 of CDARS deposits and interest-bearing demand deposits include $94,555,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $18,160,000 for the three months ended March 31, 2020, compared to $16,435,000 for the three months ended March 31, 2019, an increase of $1,725,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2020, which are estimated to range from $4 million to $6 million.

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

As a financial institution, a significant source of the Company’s earnings is generated from net interest income. Therefore, the prevailing interest rate environment is important to the Company’s performance. A major portion of the Company’s funding sources are the non-interest bearing accounts and drafts payable generated from its payment and information processing services. Accordingly, higher levels of interest rates will generally allow the Company to earn more net interest income. Conversely, a lower interest rate environment will generally tend to depress net interest income. The Company actively manages its balance sheet in an effort to maximize net interest income as the interest rate environment changes. This balance sheet management impacts the mix of earning assets maintained by the Company at any point in time. For example, in a low interest rate environment, short-term relatively lower rate liquid investments may be reduced in favor of longer term relatively higher yielding investments and loans. If the primary source of liquidity is reduced in a low interest rate environment, a greater reliance would be placed on secondary sources of liquidity including borrowing lines, the ability of the Bank to generate deposits, and the investment portfolio to ensure overall liquidity remains at acceptable levels. For further discussion on COVID-19, refer to Note 1 “Basis of Presentation.”

The overall level of economic activity can have a significant impact on the Company’s ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease. Higher levels of economic activity increase both fee income (as more invoices are processed) and balances of accounts and drafts payable. For further discussion on COVID-19, refer to Note 1 “Basis of Presentation.” Lower levels of economic activity, such as those experienced by the Company as a result of COVID-19 and governmental actions related thereto, decrease both fee income and balances of accounts and drafts payable.

The relative level of energy costs can impact the Company’s earnings and available liquidity. Lower levels of energy costs will tend to decrease transportation and energy invoice amounts resulting in a corresponding decrease in accounts and drafts payable. Decreases in accounts and drafts payable generate lower interest income. For further discussion on COVID-19, refer to Note 1 “Basis of Presentation.”

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$247,970	19.16%	$249,954	19.70%
Cass Commercial Bank	158,044	18.73%	154,011	19.32%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$237,081	18.32%	$239,398	18.86%
Cass Commercial Bank	149,373	17.70%	145,673	18.27%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$237,081	18.32%	$239,398	18.86%
Cass Commercial Bank	149,373	17.70%	145,673	18.27%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$237,081	13.48%	$239,398	13.24%
Cass Commercial Bank	149,373	17.02%	145,673	16.64%

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

Impact of New and Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU requires measurement and recognition of expected credit losses for financial assets held, which include allowances for losses expected to be incurred over the life of the portfolio, rather than incurred losses, which include allowances for current known and inherent losses within the portfolio. Under this standard, the Company will be required to hold an allowance equal to the expected life-of-loan losses on the loan portfolio. The standard is effective for fiscal periods beginning after December 15, 2019 and was adopted on January 1, 2020. The CARES Act was signed into law on March 27, 2020 and includes provisions that temporarily delay the required implementation date of ASU 2016-13. The Company has elected to defer the adoption of ASU 2016-13 until the earlier of December 31, 2020 or the date the national emergency declaration is terminated as permitted by the CARES Act.

The Company formed a cross-functional working group under the direction of the Chief Financial Officer comprised of individuals from various functional areas including credit, risk management, finance, and accounting that addressed the adoption and implementation of the ASU. The Company currently expects the adoption of ASU 2016-13 will result in a one-time cumulative effect adjustment to retained earnings and an increase of up to 25% of the allowance for loan losses and the reserves for unfunded commitments. The expected increase is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio based upon reasonable and supportable forecasts of economic conditions. The ASU also requires an allowance to be established for expected credit losses for certain debt securities and other financial assets, however the Company does not expect these allowances to be significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company manages its interest rate risk through measurement techniques that include gap analysis and a simulation model. As part of the risk management process, asset/liability management policies are established and monitored by management. The policy objective is to limit the change in annualized net interest income to 15% from an immediate and sustained parallel change in interest rates of 200 basis points. The economic impact of the COVID-19 pandemic has introduced significant uncertainty and market volatility, which may result in the deterioration of the Company’s risk position since December 31, 2019.

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

There were no changes in the First Quarter of 2020 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management believes the outcome of all such proceedings will not have a material effect on the businesses or financial conditions of the Company or its subsidiaries.

ITEM 1A. RISK FACTORS

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s 2019 Annual Report on Form 10-K, other than the risks described below.

The COVID-19 pandemic creates significant risks and uncertainties for the Company’s business and results of operations.

In March 2020, the World Health Organization declared COVID-19 as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and manufacturing, lowered energy prices, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in major markets in which Cass Commercial Bank, the Company’s St. Louis, Missouri-based bank subsidiary, is located or does business.

As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted. Demand for payment and information processing services by manufacturing, distribution, and retail enterprises, and loans and other products and services that the Company and the Bank offer and on which success the Company relies to drive growth, is highly dependent upon the business environment in the primary markets in which the Company operates and in the United States as a whole.

Business closures, including constrictions in the manufacturing sector, have decreased volumes in the Company’s payment and information processing services due to the decline in customers’ business activity. In addition, the dampened demand for oil and resulting plummet in oil prices has had, and can continue to have, a negative effect on both the number of freight transactions processed and the dollar amount of invoices processed.

Furthermore, the pandemic could influence the recognition of credit losses in the Company’s loan and lease portfolios and increase its allowance for credit losses, as both businesses and consumers are negatively impacted by the economic downturn. Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In response to the pandemic and in coordination with its primary regulators, the Company has deferred borrower principle payments on loans, on an as needed basis, for periods of up to six months. In addition, the Federal Reserve has taken action to lower the Federal Funds rate, which could adversely affect interest income and therefore, the Company’s results of operations and financial condition.

The Company’s business operations may also be disrupted if significant portions of its workforce are unable to work effectively, including because of quarantines, illness, government actions, or other restrictions in connection with the pandemic, travel restrictions, technology limitations and/or disruptions, including remote working measures and their attendant cybersecurity risks. Furthermore, the business operations of the Company and the Bank may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively, including because of quarantines, illness, government actions, or other restrictions in connection with the pandemic.

The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in the section entitled “Risk Factors” in the Company’s most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K including, but not limited to, risks of credit deterioration, interest rate changes, governmental actions, market volatility, security breaches and technology interruptions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, the Company repurchased a total of 128,779 shares of its common stock pursuant to its treasury stock buyback program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 –	—	—	—	500,000
January 31, 2020
February 1, 2020 –
February 29, 2020	17,400	$50.19	17,400	482,600
March 1, 2020 –
March 31, 2020	111,379	$41.62	111,379	371,221
Total	128,779	$42.77	128,779	371,221

(1)

All repurchases made during the quarter ended March 31, 2020 were made pursuant to the treasury stock buyback program, which was authorized by the Board of Directors on October 17, 2011 and announced by the Company on October 20, 2011. The program, as modified by the Board of Directors on October 20, 2014, provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The program is periodically modified by the Board of Directors and was most recently modified on October 22, 2019 to restore the aggregate number of shares available for repurchase to 500,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the First Quarter of 2020.

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

CASS INFORMATION SYSTEMS, INC.

DATE: May 7, 2020	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

DATE: May 7, 2020	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)