Form 10-Q
period 2020-06-30
CASS INFORMATION SYSTEMS INC
filed 2020-08-06
CIK 708781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's only class of common stock as of July 24, 2020: Common stock, par value $.50 per share – 14,421,079 shares outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Share and Per Share Data)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and due from banks	$11,861	$18,076
Interest-bearing deposits in other financial institutions	208,573	172,422
Federal funds sold and other short-term investments	11,705	13,456
Cash and cash equivalents	232,139	203,954
Securities available-for-sale, at fair value	379,971	422,665

Loans	963,726	772,638
Less: Allowance for loan losses	11,292	10,556
Loans, net	952,434	762,082
Payments in excess of funding	162,210	206,158
Premises and equipment, net	19,695	20,527
Investment in bank-owned life insurance	17,827	17,599
Goodwill	14,262	14,262
Other intangible assets, net	3,852	4,281
Other assets	46,594	112,715
Total assets	$1,828,984	$1,764,243

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$343,567	$351,091
Interest-bearing	482,389	406,045
Total deposits	825,956	757,136
Accounts and drafts payable	687,538	684,295
Short-term borrowings	—	18,000
Other liabilities	66,963	60,622
Total liabilities	1,580,457	1,520,053

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at June 30, 2020 and December 31, 2019	7,753	7,753
Additional paid-in capital	204,258	205,397
Retained earnings	95,514	90,341
Common shares in treasury, at cost (1,084,693 shares at June 30, 2020 and 991,406 shares at December 31, 2019)	(49,457)	(45,381)
Accumulated other comprehensive loss	(9,541)	(13,920)
Total shareholders’ equity	248,527	244,190
Total liabilities and shareholders’ equity	$1,828,984	$1,764,243

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fee Revenue and Other Income:
Information services payment and processing revenue	$22,661	$26,852	$48,164	$53,309
Bank service fees	398	301	808	677
Gains on sales of securities	—	8	1,069	19
Other	115	211	228	380
Total fee revenue and other income	23,174	27,372	50,269	54,385

Interest Income:
Interest and fees on loans	9,298	9,387	18,299	18,016
Interest and dividends on securities:
Taxable	473	639	1,033	1,281
Exempt from federal income taxes	1,785	1,994	3,604	4,031
Interest on federal funds sold and other short-term investments	86	1,307	1,044	2,896
Total interest income	11,642	13,327	23,980	26,224

Interest Expense:
Interest on deposits	481	1,305	1,444	2,595
Interest on short-term borrowings	—	—	2	—
Total interest expense	481	1,305	1,446	2,595
Net interest income	11,161	12,022	22,534	23,629
Provision for loan losses	400	—	725	250
Net interest income after provision for loan losses	10,761	12,022	21,809	23,379
Total net revenue	33,935	39,394	72,078	77,764

Operating Expense:
Personnel	20,891	22,803	43,318	45,080
Occupancy	938	998	1,879	1,957
Equipment	1,617	1,552	3,252	3,021
Amortization of intangible assets	214	102	429	209
Other operating expense	3,697	4,516	7,408	8,166
Total operating expense	27,357	29,971	56,286	58,433
Income before income tax expense	6,578	9,423	15,792	19,331
Income tax expense	1,139	1,739	2,808	3,484
Net income	$5,439	$7,684	$12,984	$15,847

Basic earnings per share	$.38	$.53	$.90	$1.10
Diluted earnings per share	.37	.52	.89	1.08

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive Income:
Net income	$5,439	$7,684	$12,984	$15,847
Other comprehensive income:
Net unrealized gain on securities available-for-sale	6,407	4,609	6,985	11,746
Tax effect	(1,525)	(1,097)	(1,663)	(2,796)
Reclassification adjustments for gains included in net income	—	(8)	(1,069)	(19)
Tax effect	—	2	254	5
Foreign currency translation adjustments	16	18	(128)	4
Total comprehensive income	$10,337	$11,208	$17,363	$24,787

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$12,984	$15,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,564	5,366
Gains on sales of securities	(1,069)	(19)
Stock-based compensation expense	1,478	1,417
Provision for loan losses	725	250
Decrease (increase) in income tax liability	593	(1,054)
Increase in pension liability	2,167	2,590
Decrease (increase) in accounts receivable	1,472	(1,351)
Other operating activities, net	8,741	3,327
Net cash provided by operating activities	32,655	26,373

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	19,629	4,648
Proceeds from maturities of securities available-for-sale	27,130	10,161
Net increase in loans	(191,077)	(68,934)
Decrease (increase) in payments in excess of funding	43,948	(13,571)
Purchases of premises and equipment, net	(1,383)	(1,202)
Net cash used in investing activities	(101,753)	(68,898)

Cash Flows From Financing Activities:
Net decrease in noninterest-bearing demand deposits	(7,524)	(54,176)
Net increase (decrease) in interest-bearing demand and savings deposits	79,066	(32,058)
Net (decrease) increase in time deposits	(2,721)	937
Net increase in accounts and drafts payable	60,966	96,033
Net decrease in short-term borrowings	(18,000)	—
Cash dividends paid	(7,811)	(7,548)
Purchase of common shares for treasury	(5,508)	(7,799)
Other financing activities, net	(1,185)	(284)
Net cash provided by (used in) financing activities	97,283	(4,895)
Net increase (decrease) in cash and cash equivalents	28,185	(47,420)
Cash and cash equivalents at beginning of period	203,954	230,933
Cash and cash equivalents at end of period	$232,139	$183,513

Supplemental information:
Cash paid for interest	$1,429	$2,496
Cash paid for income taxes	2,219	4,545

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED June 30, 2019 AND 2020

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, March 31, 2019	$7,753	$205,310	$79,558	$(44,685)	$(13,456)	$234,480

Net income			7,684			7,684
Cash dividends ($.26 per share)			(3,772)			(3,772)
Issuance of 8,968 common shares pursuant to stock-based compensation plan, net		(407)		450		43
Stock-based compensation expense		560				560
Purchase of 46,778 common shares				(2,098)		(2,098)
Other comprehensive income					3,524	3,524
Balance, June 30, 2019	$7,753	$205,463	$83,470	$(46,333)	$(9,932)	$240,421

Balance, March 31, 2020	$7,753	$203,801	$93,968	$(49,800)	$(14,439)	$241,283

Net income			5,439			5,439
Cash dividends ($.27 per share)			(3,893)			(3,893)
Issuance of 9,292 common shares pursuant to stock-based compensation plan, net		(299)		343		44
Stock-based compensation expense		756				756
Other comprehensive income					4,898	4,898
Balance, June 30, 2020	$7,753	$204,258	$95,514	$(49,457)	$(9,541)	$248,527

(In thousands except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

Net income			15,847			15,847
Cash dividends ($.26 per share)			(7,548)			(7,548)
Issuance of 34,092 common shares pursuant to stock-based compensation plan, net		(1,421)		1,276		(145)
Exercise of SARs		(303)		164		(139)
Stock-based compensation expense		1,417				1,417
Purchase of 154,593 common shares				(7,799)		(7,799)
Other comprehensive income					8,940	8,940
Balance, June 30, 2019	$7,753	$205,463	$83,470	$(46,333)	$(9,932)	$240,421

Balance, December 31, 2019	$7,753	$205,397	$90,341	$(45,381)	$(13,920)	$244,190

Net income			12,984			12,984
Cash dividends ($.27 per share)			(7,811)			(7,811)
Issuance of 66,625 common shares pursuant to stock-based compensation plan, net		(2,374)		1,291		(1,083)
Exercise of SARs		(243)		141		(102)
Stock-based compensation expense		1,478				1,478
Purchase of 128,779 common shares				(5,508)		(5,508)
Other comprehensive income					4,379	4,379
Balance, June 30, 2020	$7,753	$204,258	$95,514	$(49,457)	$(9,541)	$248,527

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

The Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2020 and the breadth of the impact of the global emergence of COVID-19 on the Company’s business is currently unknown. Cass is closely monitoring developments related to COVID-19 checking regularly for updated information and recommendations from the World Health Organization and the U.S. Centers for Disease Control and Prevention, from national, state, and local governments, and courses of action being taken by peers.

Financial position and results of operations - The global health crisis caused by COVID-19 has and will continue to negatively impact business activity throughout the world. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, are having an adverse impact on the Company’s financial results and are discussed in more detail below. When and if COVID-19 is demonstrably contained, the Company anticipates a rebound in economic activity; however, any such rebound is contingent upon the rate and effectiveness of the containment efforts deployed by federal, state, and local governments. In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that have occurred and could continue to occur, the potential impact that COVID-19 could have on the Company’s financial condition and operating results remains highly uncertain.

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

Processes, controls and business continuity - In accord with its federally mandated Pandemic Plan and Business Continuity Plan, Cass has deployed its remote workforce program. Most Cass employees around the globe are now working and conducting business remotely. Employees necessary to oversee certain business coordination activities or to conduct essential physical activities such as mail handling and scanning operations, remain in offices. In addition, employees are now being permitted to return to the offices on a voluntary basis. Employees are required to report any exposure or diagnosis and must adhere to the defined safety protocol to enter the offices.

In the past several years, Cass has invested in sophisticated technology initiatives that enable employees to operate remotely with full system(s) access along with unified and transparent voice and electronic communications capabilities, ensuring seamless service delivery. The Company cannot predict when or how it will fully lift the actions put in place as part of the Business Continuity Plan, including work from home requirements and travel restrictions. Cass does not believe the work from home protocol has materially adversely impacted internal controls, financial reporting systems, or operations.

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

Details of the Company’s intangible assets are as follows:

	June 30, 2020		December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,778	$(3,682)	$4,778	$(3,463)
Patents	72	(22)	72	(20)
Non-compete agreements	332	(332)	332	(332)
Software	2,844	(545)	2,844	(358)
Trade Name	190	(8)	190	(3)
Other	500	(275)	500	(259)
Unamortized intangible assets:
Goodwill[1]	14,489	(227)	14,489	(227)
Total intangible assets	$23,205	$(5,091)	$23,205	(4,662)
[1] Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over 7 and 10 years; the patents over 18 years; the non-compete agreements over 2 and 5 years; software over 3 years and 7 years, the trade name over 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $429,000 and $209,000 for the six-month periods ended June 30, 2020 and 2019, respectively. Estimated future amortization of intangibles is $859,000 in both 2020 and 2021, $540,000 in both 2022 and 2023, and $498,000 in 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share and per share data)	2020	2019	2020	2019
Basic
Net income	$5,439	$7,684	$12,984	$15,847
Weighted-average common shares outstanding	14,349,040	14,434,232	14,385,927	14,444,821
Basic earnings per share	$.38	$.53	$.90	$1.10

Diluted
Net income	$5,439	$7,684	$12,984	$15,847
Weighted-average common shares outstanding	14,349,040	14,434,232	14,385,927	14,444,821
Effect of dilutive restricted stock and stock appreciation rights	196,159	258,032	201,930	255,613
Weighted-average common shares outstanding assuming dilution	14,545,199	14,692,264	14,587,857	14,700,434
Diluted earnings per share	$.37	$.52	$.89	$1.08

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. As restored by the Board of Directors on October 22, 2019, the program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company repurchased 0 and 46,778 shares during the three-month periods ended June 30, 2020 and 2019 and 128,779 and 154,593 shares for the six-month periods ended June 30, 2020 and 2019, respectively. As of June 30, 2020, 371,221 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions. As of March 16, 2020, the Company has temporarily suspended the treasury stock buyback program.

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

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

•

Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and

•

Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2020:
Fee income	$22,460	$640	$74	$23,174
Interest income*	6,056	6,601	(541)	12,116
Interest expense	—	481	—	481
Intersegment income (expense)	—	556	(556)	—
Tax-equivalized pre-tax income*	4,537	2,981	(466)	7,052
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	939	2,913	—	3,852
Total assets	822,684	1,109,676	(103,376)	1,828,984
Average funding sources	680,061	746,619	—	1,426,680
Three Months Ended June 30, 2019:
Fee income	$27,227	$392	$(247)	$27,372
Interest income*	6,336	7,666	(144)	13,858
Interest expense	—	1,305	—	1,305
Intersegment income (expense)	—	535	(535)	—
Tax-equivalized pre-tax income*	6,791	3,555	(392)	9,954
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,345	—	—	1,345
Total assets	934,620	816,661	(22,597)	1,728,684
Average funding sources	650,231	570,980	—	1,221,211
Six Months Ended June 30, 2020:
Fee income	$47,900	$1,255	$1,114	$50,269
Interest income*	11,847	13,885	(794)	24,938
Interest expense	—	1,446	—	1,446
Intersegment income (expense)	—	1,081	(1,081)	—
Tax-equivalized pre-tax income*	10,744	5,684	322	16,750
Goodwill	12,433	1,829	—	14,262
Other intangible assets, net	939	2,913	—	3,852
Total assets	822,684	1,109,676	(103,376)	1,828,984
Average funding sources	678,945	678,877	—	1,357,822
Six Months Ended June 30, 2019:
Fee income	$54,023	$783	$(421)	$54,385
Interest income*	12,513	15,152	(369)	27,296
Interest expense	—	2,595	—	2,595
Intersegment income (expense)	—	1,054	(1,054)	—
Tax-equivalized pre-tax income*	14,378	6,815	(790)	20,403
Goodwill	12,433	136	—	12,569
Other intangible assets, net	1,345	—	—	1,345
Total assets	934,620	816,661	(22,597)	1,728,684
Average funding sources	648,918	581,034	—	1,229,952

* Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2020 and 2019. The tax-equivalent adjustment was approximately $474,000 and $531,000 for the Second Quarter of 2020 and 2019, respectively, and $958,000 and $1,072,000 for the First Half of 2020 and 2019, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Commercial and industrial	$341,888	$323,857
Paycheck protection program (“PPP”)	172,563	—
Real estate:
Commercial:
Mortgage	95,865	101,654
Construction	22,219	25,299
Faith-based:
Mortgage	$302,895	305,826
Construction	$28,293	15,945
Other	3	57
Total loans	$963,726	$772,638

In support of the CARES Act, the Bank had processed nearly 350 applications for PPP loans of approximately $170,000,000 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration and no allowance for loan loss was recorded for these loans.

The following table presents the aging of loans by loan categories at June 30, 2020 and December 31, 2019:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
June 30, 2020
Commercial and industrial	$341,888	$—	$—	$—	$—	$341,888
PPP	172,563	—	—	—	—	172,563
Real estate:
Commercial:
Mortgage	95,865	—	—	—	—	95,865
Construction	22,219	—	—	—	—	22,219
Faith-based:
Mortgage	302,895	—	—	—	—	302,895
Construction	28,293	—	—	—	—	28,293
Other	3	—	—	—	—	3
Total	$963,726	$—	$—	$—	$—	$963,726
December 31, 2019
Commercial and industrial	$323,857	$—	$—	$—	$—	$323,857
Real estate:
Commercial:
Mortgage	101,654	—	—	—	—	101,654
Construction	25,299	—	—	—	—	25,299
Faith-based:
Mortgage	305,826	—	—	—	—	305,826
Construction	15,945	—	—	—	—	15,945
Other	57	—	—	—	—	57
Total	$772,638	$—	$—	$—	$—	$772,638

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of June 30, 2020 and December 31, 2019:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
June 30, 2020
Commercial and industrial	$328,740	$13,148	$—	$341,888
PPP	172,563	—	—	172,563
Real estate:
Commercial:
Mortgage	94,655	1,210	—	95,865
Construction	22,219	—	—	22,219
Faith-based:
Mortgage	301,623	1,272	—	302,895
Construction	28,293	—	—	28,293
Other	3	—	—	3
Total	$948,096	$15,630	$—	$963,726
December 31, 2019
Commercial and industrial	$321,554	$2,303	$—	$323,857
Real estate:
Commercial:
Mortgage	100,346	1,308	—	101,654
Construction	25,299	—	—	25,299
Faith-based:
Mortgage	304,513	1,313	—	305,826
Construction	15,945	—	—	15,945
Other	57	—	—	57
Total	$767,714	$4,924	$—	$772,638
[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment could be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, the Company measures impairment based on the fair value of the collateral when the Company determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. To measure impairment at June 30, 2020, the optional use of the practical expedient to use the fair value of collateral was utilized. The Company uses its nonaccrual methods as discussed in greater detail in the Company’s 2019 Annual Report on Form 10-K.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, Allowance for Credit Losses. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no non-accrual loans or loans delinquent 90 days or more and still accruing interest at June 30, 2020 or December 31, 2019. There were two loans classified as troubled debt restructurings totaling $9,682,000 and one loan that was considered impaired totaling $2,500,000 at June 30, 2020 and none at December 31, 2019. There were no foreclosed loans recorded as other real estate owned (included in other assets) as of June 30, 2020 or December 31, 2019.

The following table presents the recorded investment and unpaid principal balance for impaired loans at June 30, 2020. There were no impaired loans at December 31, 2019 or June 30, 2019.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Commercial and industrial:	$11,135	$11,135	$500
Real estate:
Faith-based:
Mortgage	1,047	1,047	—
Total impaired loans	$12,182	$12,182	$500

A summary of the activity in the allowance for loan losses from December 31, 2019 to June 30, 2020 is as follows:

(In thousands)	December 31, 2019	Charge- Offs	Recoveries	Provision	June 30, 2020
Commercial and industrial	$4,874	$—	$10	$686	$5,570
Real estate:
Commercial:
Mortgage	1,528	—	—	(60)	1,468
Construction	191	—	—	(21)	170
Faith-based:
Mortgage	3,842	—	1	21	3,864
Construction	121	—	—	99	220
Total	$10,556	$—	$11	$725	$11,292

A summary of the activity in the allowance for loan losses from December 31, 2018 to June 30, 2019 is as follows:

(In thousands)	December 31, 2018	Charge- Offs	Recoveries	Provision	June 30, 2019
Commercial and industrial	$4,179	$—	$31	$1,058	$5,268
Real estate:
Commercial:
Mortgage	1,417	—	—	(148)	1,269
Construction	89	—	—	51	140
Faith-based:
Mortgage	3,961	—	—	36	3,997
Construction	155	—	—	(24)	131
Other	424	—	—	(723)	(299)
Total	$10,225	$—	$31	$250	$10,506

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At June 30, 2020 and December 31, 2019, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2020, the balance of unused loan commitments, standby and commercial letters of credit were $197,932,000, $10,710,000, and $650,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to time deposits at June 30, 2020:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Time deposits	$68,246	$46,188	$21,922	$136	$—

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the six months ended June 30, 2020, 32,403 restricted shares, 32,910 performance-based restricted shares, and no SARs were granted under the Omnibus Plan. Stock-based compensation expense for the three months ended June 30, 2020 and 2019 was $756,000 and $560,000, respectively, and $1,478,000 and $1,417,000 for the six months ended June 30, 2020 and 2019, respectively.

Restricted Stock

Restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.

As of June 30, 2020, the total unrecognized compensation expense related to non-vested restricted shares was $2,023,000, and the related weighted-average period over which it is expected to be recognized is approximately .84 years.

Following is a summary of the activity of the restricted stock:

	Six Months Ended June 30, 2020
	Shares	Fair Value
Balance at December 31, 2019	123,272	$47.24
Granted	32,403	48.21
Vested	(20,369)	49.32
Forfeited	(4,962)	50.08
Balance at June 30, 2020	130,344	$47.05

Performance-Based Restricted Stock

The Company has granted three-year performance based restricted stock (“PBRS”) awards which are contingent upon the Company’s achievement of pre-established financial goals over a three-year cliff vest period. The number of shares issued ranges from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the three-year performance period.

Following is a summary of the activity of the PBRS, based on target value:

	Three Months Ended June 30, 2020
	Shares	Fair Value
Balance at December 31, 2019	102,116	$49.13
Granted	32,910	54.02
Vested	(29,175)	49.33
Forfeited	(7,441)	50.08
Balance at June 30, 2020	98,410	$50.64

The PBRS that vested during the six months ended June 30, 2020 achieved financial goals of 117.3%, resulting in the issuance of 34,222 shares of common stock. The outstanding PBRS at June 30, 2020 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.

SARs

There were no SARs granted and no expense recognized during the three months ended June 30, 2020. Following is a summary of the activity of the Company’s SARs program for the three-month period ended June 30, 2020:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2019	155,292	$32.58	2.92	$3,908
Exercised	(10,293)	26.72	—	—
Exercisable at June 30, 2020	144,999	$32.99	2.46	$1,109

There were no non-vested SARs at June 30, 2020.

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

Pension costs recorded to expense were $1,027,000 and $1,186,000 for the three-month periods ended June 30, 2020 and 2019, respectively and $2,056,000 and $2,365,000 for the six-month periods ended June 30, 2020 and 2019, respectively. Pension costs decreased in 2020 primarily due to improved asset performance and a contribution made during 2019, which were partially offset by a decrease in the discount rate. The Company made no contribution to the plan during the six-month period ended June 30, 2020 and is evaluating the amount of additional contributions, if any, in the remainder of 2020.

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

Pension costs recorded to expense were $145,000 and $196,000 for the three-month periods ended June 30, 2020 and 2019, respectively, and were $290,000 and $391,000 for the six-month periods ended June 30, 2020 and 2019, respectively. Pension costs decreased primarily due to the unrecognized loss being amortized over the remaining expected life of the participants rather than the remaining expected service period as almost all of the plan’s participants are inactive. This was partially offset by a decrease in the discount rate.

Note 10 – Income Taxes

The effective tax rate was 17.3% and 18.5% for the three-month periods ended June 30, 2020 and 2019, respectively, and 17.8% and 18.0% for the six-month periods ended June 30, 2020 and 2019, respectively. The 2020 and 2019 effective tax rates for the three and six-month periods differ from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds.

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

	June 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$287,151	$18,615	$—	$305,766
U.S. government agencies	72,589	1,366	—	73,955
Certificates of deposit	250	—	—	250
Total	$359,990	$19,981	$—	$379,971

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$310,720	$13,727	$—	$324,447
U.S. government agencies	97,380	507	169	97,718
Certificates of deposit	500	—	—	500
Total	$408,600	$14,234	$169	$422,665

The fair values of securities with unrealized losses at December 31, 2019 are as follows:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and political subdivisions	$—	$—	$—	$—	$—	$—
U.S. government agencies	3,801	12	17,593	157	21,394	169
Certificates of deposit	—	—	—	—	—	—
Total	$3,801	$12	$17,593	$157	$21,394	$169

There were no securities in an unrealized loss position as of June 30, 2020. There were 9 securities, or 3% of the total (7 greater than 12 months), in an unrealized loss position as of December 31, 2019.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2020
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$54,652	$55,208
Due after 1 year through 5 years	85,421	89,213
Due after 5 years through 10 years	188,475	202,974
Due after 10 years	31,442	32,576
Total	$359,990	$379,971

Proceeds from sales of investment securities classified as available-for-sale were $0 and $3,547,000 for the three months ended June 30, 2020 and 2019, respectively, and were $19,629,000 and $4,648,000 for the six months ended June 30, 2020 and 2019, respectively. There were no realized gains for the 3 months ended June 30, 2020 while there were gross realized gains of $8,000 for the three months ended June 30, 2019. Gross realized gains were $1,069,000 and $19,000 for the six months ended June 30, 2020 and 2019, respectively. There were no securities pledged to secure public deposits and for other purposes at June 30, 2020.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$232,139	$232,139	$203,954	$203,954
Investment securities	379,971	379,971	422,665	422,665
Loans, net	952,434	953,118	762,082	776,653
Accrued interest receivable	6,582	6,582	6,706	6,706
Total	$1,571,126	$1,571,810	$1,395,407	$1,409,978
Balance sheet liabilities:
Deposits	$825,956	$825,956	$757,136	$757,790
Accounts and drafts payable	687,538	687,538	684,295	684,295
Accrued interest payable	119	119	103	103
Total	$1,513,613	$1,513,613	$1,441,534	$1,442,188

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

No financial instruments are measured using Level 3 inputs for the three months ended June 30, 2020 and 2019.

Note 13 – Revenue from Contracts with Customers

The services that fall within the scope of FASB ASC 606, Revenue from Contracts with Customers (“FASB ASC 606”), are presented within fee revenue and other income in the Consolidated Statements of Income and are recognized as revenue as the obligation to the customer is satisfied. Services within the scope of FASB ASC 606 include invoice processing and payment fees, bank service fees, and other real estate owned (“OREO”). Since interest income on loans and securities are both excluded from this topic, a significant portion of the Company’s revenues are not subject to the guidance.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$17,923	$20,447	$37,047	$40,989
Invoice payment fees	4,738	6,405	11,117	12,320
Information services payment and processing revenue	22,661	26,852	48,164	53,309
Bank service fees	398	301	808	677
Fee revenue (in-scope of FASB ASC 606)	23,059	27,153	48,972	53,986
Other income (out-of-scope of FASB ASC 606)	115	219	1,297	399
Total fee revenue and other income	23,174	27,372	50,269	54,385

Net interest income after provision for loan losses (out-of-scope of FASB ASC 606)[1]	10,761	12,022	21,809	23,379
Total net revenue	$33,935	$39,394	$72,078	$77,764

[1] The Company earns interest income from the balances generated during the invoice processing and payment cycle and on deposit accounts, which is an integral component of the Company’s revenue, but, is out-of-scope of FASB ASC 606.

Note 14 – Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC Topic 842). The Company leases certain premises under operating leases. As of June 30, 2020, the Company had lease liabilities of $6,916,000 and right-of-use assets of $6,192,000. As of June 30, 2019, the Company had lease liabilities of $7,290,000 and right-of-use assets of $6,570,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended June 30, 2020, operating lease cost was $419,000, short-term lease cost was $33,000, and there was no variable lease cost. For the six months ended June 30, 2020, the operating lease cost was $837,000, short-term lease cost was $57,000, and there was no variable lease cost. For the three months ended June 30, 2020, the weighted average remaining lease term for the operating leases was 6.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.5%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There has been no significant change in the Company’s expected future minimum lease payments since December 31, 2019. See the Company’s 2019 Annual Report on Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows for the three months ended June 30, 2020 was as follows:

(In thousands)	June 30, 2020
Lease payments due
Less than 1 year	$1,856
1-2 years	1,688
2-3 years	1,348
3-4 years	499
4-5 years	509
Over 5 years	2,279
Total undiscounted cash flows	8,179
Discount on cash flows	1,263
Total lease liability	$6,916

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2020. At June 30, 2020, the Company did not have any leases that had not yet commenced.

Note 15 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2020. With the exception of COVID-19 as discussed in Note 1 “Basis of Presentation,” there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of COVID-19 on the Company’s Business

The breadth of the impact of the global emergence of COVID-19 on the Company’s business remains unknown. Cass is closely monitoring developments related to COVID-19 checking regularly for updated information and recommendations from the World Health Organization and the U.S. Centers for Disease Control and Prevention, from national, state, and local governments, and courses of action being taken by peers. Cass remains committed to creating a safe and healthy environment for employees while offering assurance that it remains a financially strong service provider possessing the resources necessary to weather this storm in support of its valued customers.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Accordingly, and in coordination with its primary regulators, the Company has deferred borrower principal payments on loans, on an as needed basis, for periods of up to six months. In support of the CARES Act, the Bank had processed nearly 350 applications for PPP loans of approximately $170,000,000 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration.

For further discussion on COVID-19, refer to Note 1 “Basis of Presentation.”

Overview

Cass provides payment and information processing services to large manufacturing, distribution and retail enterprises from its offices/locations in St. Louis, Missouri, Columbus, Ohio, Greenville, South Carolina, Wellington, Kansas, Jacksonville, Florida, Breda, Netherlands, Basingstoke, United Kingdom, and Singapore.  The Company’s services include freight invoice rating, payment processing, auditing, and the generation of accounting and transportation information.  Cass also processes and pays energy invoices, which include electricity and gas as well as waste and telecommunications expenses, and is a provider of telecom expense management solutions.  Cass solutions include a B2B payment platform for clients that require an agile fintech partner.  Additionally, the Company offers an on-line platform to provide generosity services for faith-based and non-profit organizations. The Company’s bank subsidiary, Cass Commercial Bank (the “Bank”), supports the Company’s payment operations. The Bank also provides banking services to its target markets, which include privately-owned businesses and faith-based ministries in the St. Louis metropolitan area as well as other selected cities in the United States.

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

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended June 30, 2020 (“Second Quarter of 2020”) compared to the three-month period ended June 30, 2019 (“Second Quarter of 2019”) and the six-month period ended June 30, 2020 (“First Half of 2020”) compared to the six-month period ended June 30, 2019 (“First Half of 2019”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2019 Annual Report on Form 10-K. Results of operations for the Second Quarter and First Half of 2020 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Second Quarter of			First Half of
(In thousands except per share data)	2020	2019	% Change	2020	2019	% Change
Net income	$5,439	$7,684	(29.2)%	$12,984	$15,847	(18.1)%
Diluted earnings per share	$.37	$.52	(28.2)%	$.89	$1.08	(17.6)%
Return on average assets	1.16%	1.81%	—	1.43%	1.89%	—
Return on average equity	9.04%	13.21%	—	10.77%	13.92%	—

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

	Second Quarter of			First Half of
(In thousands)	2020	2019	% Change	2020	2019	% Change
Transportation invoice volume	7,294	9,222	(20.9)%	15,574	18,170	(14.3)%
Transportation invoice dollar volume	$5,697,627	$7,121,202	(20.0)%	$12,164,678	$14,106,975	(13.8)%
Facility Expense transaction volume*	6,704	6,892	(2.7)%	13,213	13,886	(4.8)%
Facility Expense dollar volume*	$3,064,038	$3,733,075	(17.9)%	$6,522,684	$7,350,503	(11.3)%
Payment and processing revenue	$22,661	$26,852	(15.6)%	$48,164	$53,309	(9.7)%
* Includes energy, telecom and environmental

Second Quarter of 2020 compared to Second Quarter of 2019:

Payment and processing fee revenue decreased 16%. Transportation volumes for invoices and dollars declined 21% and 20%, respectively. With manufacturing companies representing an important component of the transportation customer base, the previously reported contraction in the sector, combined with the effects of COVID-19, created significant challenges. Facility-related invoice and dollar volume declined 3% and 18%, respectively, as the impact of COVID-19 spawned customer bankruptcies or significant loss of dollar volume in the restaurant, retail and hospitality sectors as customers either temporarily closed locations or operated with minimal services.

There were no gains on the sales of securities in the Second Quarter of 2020, compared to $8,000 in gains in the Second Quarter of 2019.

First Half of 2020 compared to First Half of 2019:

Payment and processing revenue decreased 10% for the same reasons as the Second Quarter. Transportation invoice and dollar volumes, as well as expense management transaction and dollar volumes, fluctuated for the same reasons as the Second Quarter.

Gains of $1,069,000 on the sales of securities were recognized in the First Half of 2020, compared to gains of $19,000 in the First Half of 2019.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Second Quarter of			First Half of
(In thousands)	2020	2019	% Change	2020	2019	% Change
Average earnings assets	$1,624,415	$1,430,983	13.5%	$1,556,144	$1,434,777	8.5%
Average interest-bearing liabilities	478,370	379,422	26.1%	443,873	384,607	15.4%
Net interest income*	11,635	12,553	(7.3)%	23,492	24,701	(4.9)%
Net interest margin*	2.88%	3.52%		3.04%	3.47%
Yield on earning assets*	3.00%	3.88%		3.22%	3.84%
Rate on interest-bearing liabilities	.40%	1.38%		.66%	1.36%
*	Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2020 and 2019.

Second Quarter of 2020 compared to Second Quarter of 2019:

Second Quarter of 2020 average earning assets increased $193,432,000, or 13.5%, compared to the same period in the prior year. Average loans increased $194,666,000, or 25.3%, due to the PPP loans and federal funds sold and interest-bearing deposits in other financial institutions increased $185,404,000, or 211.0%. These were partially offset as other short-term investments decreased $128,193,000, or 88.6%, and average investment securities decreased $56,763,000, or 13.3%, in the Second Quarter of 2020 compared to the Second Quarter of 2019.

Total non-interest-bearing liabilities for the Second Quarter of 2020 increased $100,431,000, or 38.7% and average interest-bearing liabilities increased $98,948,000, or 26.1%, compared to the Second Quarter of 2019 as the funds from the PPP loans largely remained in deposit accounts. Average accounts and drafts payable decreased $33,076,000, or 4.3%, in the Second Quarter of 2020 compared to the Second Quarter of 2019.

The changes to the interest rate environment led to decreases in net interest income and the net interest margin. The impact of this was partially offset by higher average earning assets.

First Half of 2020 compared to First Half of 2019:

First Half of 2020 average earning assets increased $121,367,000, or 8.5%, compared to the same period in the prior year. Loans increased $136,189,000, or 18.3% due to the PPP loans and interest-bearing deposits in other financial institutions increased $87,635,000, or 76.7%. These were offset by a decrease in average investment securities of $50,618,000, or 11.7%, and a decrease in average federal funds sold and short-term investments of $50,251,000, or 35.7%, for the First Half of 2020 as compared to the First Half of 2019.

Non-interest-bearing demand deposits increased $62,743,000, or 23.7%, and total average interest-bearing liabilities increased $59,266,000, or 15.4%, compared to the First Half of 2019 as the funds from the PPP loans largely remained in deposit accounts and higher time deposits. These were partially offset by a decrease in the average accounts and drafts payable balances for the First Half of 2020 of $7,643,000, or 1.0%, Net interest income and net interest margin were impacted by the same factors as the Second Quarter.

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

	Second Quarter of 2020			Second Quarter of 2019
(In thousands)	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$964,060	$9,298	3.88%	$769,394	$9,387	4.89%
Investment securities[4]:				—	—	—
Taxable	82,107	471	2.31	104,740	630	2.41
Tax-exempt[3]	288,078	2,260	3.16	322,208	2,524	3.14
Certificates of deposit	313	2	2.57	1,995	10	2.01
Interest-bearing deposits in other financial institutions	273,287	73	0.11	87,883	477	2.18
Federal funds sold and other short-term investments	16,570	12	0.29	144,763	830	2.30
Total interest-earning assets	1,624,415	12,116	3.00	1,430,983	13,858	3.88
Non-interest-earning assets
Cash and due from banks	15,948			12,726
Premises and equipment, net	20,069			21,580
Bank-owned life insurance	17,760			17,540
Goodwill and other intangibles	18,239			13,975
Other assets	200,779			216,337
Allowance for loan losses	(10,895)			(10,498)
Total assets	$1,886,315			$1,702,643
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities
Interest-bearing demand Deposits	$394,756	$202	0.21%	$296,017	$923	1.25%
Savings deposits	12,921	3	0.09	9,867	26	1.06
Time deposits >= $100	28,268	138	1.96	24,954	120	1.93
Other time deposits	42,414	138	1.31	48,559	236	1.95
Total interest-bearing deposits	478,359	481	0.40	379,397	1,305	1.38
Short-term borrowings	11	—	—	25	—	—
Total interest-bearing liabilities	478,370	481	0.40	379,422	1,305	1.38
Non-interest bearing liabilities
Demand deposits	359,808			259,377
Accounts and drafts payable	741,547			774,623
Other liabilities	64,489			55,854
Total liabilities	1,644,214			1,469,276
Shareholders’ equity	242,101			233,367
Total liabilities and shareholders’ equity	$1,886,315			$1,702,643
Net interest income		$11,635			$12,553
Net interest margin			2.88%			3.52%
Interest spread			2.60			2.50
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $565,000 and $77,000 for the Second Quarter of 2020 and 2019, respectively due to higher PPP loan fees.
3.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2020 and 2019. The tax-equivalent adjustment was approximately $474,000 and $531,000 for the Second Quarter of 2020 and 2019, respectively.

4.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	First Half of 2020			First Half of 2019
(In thousands)	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Assets[1]
Interest-earning assets
Loans[2,3]:
Taxable	$881,781	$18,299	4.17%	$745,592	$18,016	4.87%
Investment securities[4]:
Taxable	88,899	1,028	2.33	105,685	1,262	2.41
Tax-exempt[3]	292,561	4,562	3.14	326,393	5,103	3.15
Certificates of deposit	407	5	2.47	1,995	20	2.02
Interest-bearing deposits in other financial institutions	201,949	456	0.45	114,314	1,286	2.27
Federal funds sold and other short-term investments	90,547	588	1.31	140,798	1,609	2.30
Total interest-earning assets	1,556,144	24,938	3.22	1,434,777	27,296	3.84
Non-interest-earning assets:
Cash and due from banks	16,649			13,268
Premises and equipment, net	20,182			21,796
Bank-owned life insurance	17,703			17,485
Goodwill and other intangibles	18,347			14,027
Other assets	213,674			203,974
Allowance for loan losses	(10,728)			(10,365)
Total assets	$1,831,971			$1,694,962
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$360,804	$835	0.47%	$300,429	$1,845	1.24%
Savings deposits	10,662	16	0.30	10,932	59	1.09
Time deposits >= $100	29,044	279	1.93	24,092	231	1.93
Other time deposits	43,253	314	1.46	49,141	460	1.89
Total interest-bearing deposits	443,763	1,444	0.65	384,594	2,595	1.36
Short-term borrowings	110	2	3.66	13	—	—
Total interest-bearing liabilities	443,873	1,446	0.66	384,607
Non-interest bearing liabilities:
Demand deposits	327,486			264,743
Accounts and drafts payable	754,773			762,416
Other liabilities	63,359			53,653
Total liabilities	1,589,491			1,465,419
Shareholders’ equity	242,480			229,543
Total liabilities and shareholders’ equity	$1,831,971			$1,694,962
Net interest income		$23,492			$24,701
Net interest margin			3.04%			3.47%
Interest spread			2.56			2.48
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $721,000 and $242,000 for the First Half of 2020 and 2019, respectively due to higher PPP loan fees.
3.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2020 and 2019. The tax-equivalent adjustment was approximately $958,000 and $1,072,000 for the First Half of 2020 and 2019, respectively.

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

	Second Quarter of 2020 Over Second Quarter of 2019
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$2,090	$(2,179)	$(89)
Investment securities:
Taxable	(132)	(27)	(159)
Tax-exempt[2]	(274)	10	(264)
Certificates of deposit	(10)	2	(8)
Interest-bearing deposits in other financial institutions	347	(751)	(404)
Federal funds sold and other short-term investments	(412)	(406)	(818)
Total interest income	1,609	(3,351)	(1,742)
Interest expense on:
Interest-bearing demand deposits	234	(955)	(721)
Savings deposits	6	(29)	(23)
Time deposits >=$100	16	2	18
Other time deposits	(27)	(71)	(98)
Total interest expense	229	(1,053)	(824)
Net interest income	$1,380	$(2,298)	$(918)

1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Second Quarter of 2020 and 2019.

	First Half of 2020 Over First Half of 2019
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$3,071	$(2,788)	$283
Investment securities:
Taxable	(192)	(42)	(234)
Tax-exempt[2]	(514)	(27)	(541)
Certificates of deposit	(19)	4	(15)
Interest-bearing deposits in other financial institutions	606	(1,436)	(830)
Federal funds sold and other short-term investments	(461)	(560)	(1,021)
Total interest income	2,490	(4,849)	(2,358)
Interest expense on:
Interest-bearing demand deposits	318	(1,328)	(1,010)
Savings deposits	(1)	(42)	(43)
Time deposits >=$100	48	(0)	48
Other time deposits	(50)	(96)	(146)
Short-term borrowings	—	2	2
Total interest expense	315	(1,464)	(1,149)
Net interest income	$2,176	$(3,385)	$(1,209)
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the First Half of 2020 and 2019.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results can be the provision for loan losses. There was a loan loss provision of $400,000 recorded in the Second Quarter of 2020 to support the growth in the loan portfolio and as a result of the impact of COVID-19 while no loan loss provision was recorded in the Second Quarter of 2019. There was a loan loss provision of $725,000 recorded in the First Half of 2020 to support the growth in the loan portfolio and as a result of the impact of COVID-19 while there was a loan loss provision of $250,000 in the First Half of 2019. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $3,000 during the Second Quarter of 2020 and $20,000 during the Second Quarter of 2019. Net loan recoveries were $11,000 in the First Half of 2020 and $31,000 during the First Half of 2019.

The ALLL at June 30, 2020 was $11,292,000 and at December 31, 2019 was $10,556,000. The ratio of ALLL to total loans outstanding was 1.17% and 1.37% at June 30, 2020 and December 31, 2019, respectively. In support of the CARES Act, the Bank had processed nearly 350 applications for PPP loans of approximately $170,000,000 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration and no allowance for loan loss was recorded for these loans. There were no nonperforming loans at June 30, 2020 or December 31, 2019.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Second Quarter of		First Half of
(In thousands)	2020	2019	2020	2019
Allowance at beginning of period	$10,889	$10,486	$10,556	$10,225
Provision	400	—	725	250
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	3	20	11	31
Net recoveries	3	20	11	31
Allowance at end of period	$11,292	$10,506	$11,292	$10,506
Loans outstanding:
Average	$964,060	$769,394	$881,781	$745,592
June 30	963,726	790,552	963,726	790,552
Ratio of ALLL to loans outstanding:
Average	1.17%	1.37%	1.28%	1.41%
June 30	1.17%	1.33%	1.17%	1.33%
Non-performing loans:
Nonaccrual loans	$—	$—	$—	$—
Loans past due 90 days or more	—	—	—	—
Total non-performing loans	$—	$—	$—	$—
Foreclosed assets	$—	$—	$—	$—
Non-performing loans as percentage of average loans	—	—	—	—

The Bank had no property carried as other real estate owned as of June 30, 2020 and June 30, 2019.

Operating Expenses

Total operating expenses for the Second Quarter of 2020 were down 8.7%, or $2,614,000, compared to the Second Quarter of 2019 as personnel expense decreased due to the decline in transportation and facility-related transaction volumes. Total operating expenses for the First Half of 2020 were down $2,147,000, or 3.7%, compared to the First Half of 2019 for the same reason as the Second Quarter.

Financial Condition

Total assets at June 30, 2020 were $1,828,984,000, an increase of $64,741,000, or 3.7%, from December 31, 2019. The most significant changes in asset balances during this period were increases in loans of $191,088,000 due to the PPP loans and cash and cash equivalents of $28,185,000. These increases were partially offset by a decrease in other assets of $66,121,000, payments in excess of funding of $43,948,000, and in security investments of $42,694,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at June 30, 2020 were $1,580,457,000 an increase of $60,404,000, or 4.0%, from December 31, 2019. Total deposits at June 30, 2020 were $825,956,000, an increase of $68,820,000, or 9.1%, from December 31, 2019 as the funds from the PPP loans largely remained in deposit accounts. Accounts and drafts payable at June 30, 2020 were $687,538,000, an increase of $3,243,000, or 0.5%, from December 31, 2019.

Total shareholders’ equity at June 30, 2020 was $248,527,000, a $4,337,000, or 1.8%, increase from December 31, 2019. Total shareholders’ equity increased due to net income of $12,984,000 and a decrease in accumulated other comprehensive loss of $4,379,000. These were offset by dividends paid of $7,811,000 and share repurchases of $5,508,000.

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

Liquidity and Capital Resources

The balance of liquid assets consists of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and money market funds, and was $232,139,000 at June 30, 2020, an increase of $28,185,000, or 13.8%, from December 31, 2019. At June 30, 2020, these assets represented 12.7% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $379,971,000 at June 30, 2020, a decrease of $42,694,000 from December 31, 2019. These assets represented 20.8% of total assets at June 30, 2020. Of this total, 80% were state and political subdivision securities. Of the total portfolio, 14.5% mature in one year, 23.5% mature in one to five years, and 62.0% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $193,362,000 collateralized by commercial mortgage loans. The Company also has secured lines of credit with UMB Bank of $75,000,000 and First Horizon Bank of $75,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of June 30, 2020. There was $18,000,000 outstanding under the lines of credit discussed above at December 31, 2019. The amount outstanding at the end of the 2019 was borrowed on December 31, 2019 and repaid on January 2, 2020.

In addition to the lines of credit discussed above, as of April 21, 2020 the Bank was approved for the Federal Reserve’s Paycheck Protection Program Lending Facility. The Bank can receive non-recourse loans with the previously mentioned PPP loans pledged as collateral. The Bank can borrow an amount up to 100% of the amount of the PPP loans, which was $172,563,000 as of June 30, 2020.

The deposits of the Company's banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $41,521,000 of CDARS deposits and interest-bearing demand deposits include $88,323,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $32,655,000 for the First Half of 2020, compared to $26,373,000 for the First Half of 2019, an increase of $6,282,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2020, which are estimated to range from $4 million to $6 million.

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

As a financial institution, a significant source of the Company’s earnings is generated from net interest income. Therefore, the prevailing interest rate environment is important to the Company’s performance. A major portion of the Company’s funding sources are the non-interest bearing accounts and drafts payable generated from its payment and information processing services. Accordingly, higher levels of interest rates will generally allow the Company to earn more net interest income. Conversely, a lower interest rate environment will generally tend to depress net interest income. The Company actively manages its balance sheet in an effort to maximize net interest income as the interest rate environment changes. This balance sheet management impacts the mix of earning assets maintained by the Company at any point in time. For example, in a low interest rate environment, short-term relatively lower rate liquid investments may be reduced in favor of longer term relatively higher yielding investments and loans. If the primary source of liquidity is reduced in a low interest rate environment, a greater reliance would be placed on secondary sources of liquidity including borrowing lines, the ability of the Bank to generate deposits, and the investment portfolio to ensure overall liquidity remains at acceptable levels. For a discussion of trends and impacts relating to COVID-19, refer to Note 1 “Basis of Presentation.”

The overall level of economic activity can have a significant impact on the Company’s ability to generate revenues and income, as the volume and size of customer invoices processed may increase or decrease. Higher levels of economic activity increase both fee income (as more invoices are processed) and balances of accounts and drafts payable. For a discussion of trends and impacts relating to COVID-19, refer to Note 1 “Basis of Presentation.” Lower levels of economic activity, such as those experienced by the Company as a result of COVID-19 and governmental actions related thereto, decrease both fee income and balances of accounts and drafts payable.

The relative level of energy costs can impact the Company’s earnings and available liquidity. Lower levels of energy costs will tend to decrease transportation and energy invoice amounts resulting in a corresponding decrease in accounts and drafts payable. Decreases in accounts and drafts payable generate lower interest income. For a discussion of trends and impacts relating to COVID-19, refer to Note 1 “Basis of Presentation.”

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Cass Information Systems, Inc.	$250,949	21.32%	$249,954	19.70%
Cass Commercial Bank	162,782	20.08%	154,011	19.32%
Common equity tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$239,657	20.36%	$239,398	18.86%
Cass Commercial Bank	153,708	18.96%	145,673	18.27%
Tier I capital (to risk-weighted assets)
Cass Information Systems, Inc.	$239,657	20.36%	$239,398	18.86%
Cass Commercial Bank	153,708	18.96%	145,673	18.27%
Tier I capital (to leverage assets)
Cass Information Systems, Inc.	$239,657	12.83%	$239,398	13.24%
Cass Commercial Bank	153,708	13.13%	145,673	16.64%

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

There were no changes in the Second Quarter of 2020 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

Furthermore, the pandemic could influence the recognition of credit losses in the Company’s loan and lease portfolios and increase its allowance for credit losses, as both businesses and consumers are negatively impacted by the economic downturn. Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In response to the pandemic and in coordination with its primary regulators, the Company has deferred borrower principle payments on loans, on an as needed basis, for periods of up to six months. In addition, the Federal Reserve has taken action to lower the Federal Funds rate, which has and could continue to adversely affect interest income and therefore, the Company’s results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Second Quarter of 2020.

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

CASS INFORMATION SYSTEMS, INC.

DATE: August 6, 2020	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

DATE: August 6, 2020	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)