Form 10-Q
period 2020-09-30
CASS INFORMATION SYSTEMS INC
filed 2020-11-05
CIK 708781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant's only class of common stock as of October 26, 2020: Common stock, par value $.50 per share – 14,422,133 shares outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Share and Per Share Data)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and due from banks	$15,950	$18,076
Interest-bearing deposits in other financial institutions	208,783	172,422
Federal funds sold and other short-term investments	214,718	13,456
Cash and cash equivalents	439,451	203,954
Securities available-for-sale, at fair value	365,165	422,665

Loans	944,557	772,638
Less: Allowance for loan losses	11,298	10,556
Loans, net	933,259	762,082
Payments in excess of funding	161,392	206,158
Premises and equipment, net	18,890	20,527
Investment in bank-owned life insurance	17,942	17,599
Goodwill	14,262	14,262
Other intangible assets, net	3,637	4,281
Other assets	46,465	112,715
Total assets	$2,000,463	$1,764,243

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$374,382	$351,091
Interest-bearing	536,803	406,045
Total deposits	911,185	757,136
Accounts and drafts payable	771,607	684,295
Short-term borrowings	─	18,000
Other liabilities	66,180	60,622
Total liabilities	1,748,972	1,520,053

Shareholders’ Equity:
Preferred stock, par value $.50 per share; 2,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.50 per share; 40,000,000 shares authorized and 15,505,772 shares issued at September 30, 2020 and December 31, 2019	7,753	7,753
Additional paid-in capital	205,053	205,397
Retained earnings	97,402	90,341
Common shares in treasury, at cost (1,083,639 shares at September 30, 2020 and 991,406 shares at December 31, 2019)	(49,410)	(45,381)
Accumulated other comprehensive loss	(9,307)	(13,920)
Total shareholders’ equity	251,491	244,190
Total liabilities and shareholders’ equity	$2,000,463	$1,764,243

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fee Revenue and Other Income:
Information services payment and processing revenue	$24,376	$27,741	$72,540	$81,050
Bank service fees	441	307	1,249	984
Gains on sales of securities	—	—	1,069	19
Other	115	214	343	594
Total fee revenue and other income	24,932	28,262	75,201	82,647

Interest Income:
Interest and fees on loans	9,067	9,548	27,366	27,564
Interest and dividends on securities:
Taxable	373	612	1,406	1,893
Exempt from federal income taxes	1,753	1,925	5,357	5,956
Interest on federal funds sold and other short-term investments	86	1,581	1,130	4,477
Total interest income	11,279	13,666	35,259	39,890

Interest Expense:
Interest on deposits	465	1,392	1,909	3,987
Interest on short-term borrowings	—	—	2	—
Total interest expense	465	1,392	1,911	3,987
Net interest income	10,814	12,274	33,348	35,903
Provision for loan losses	—	—	725	250
Net interest income after provision for loan losses	10,814	12,274	32,623	35,653
Total net revenue	35,746	40,536	107,824	118,300

Operating Expense:
Personnel	22,521	23,514	65,839	68,594
Occupancy	930	973	2,809	2,930
Equipment	1,648	1,554	4,900	4,575
Amortization of intangible assets	215	150	644	359
Other operating expense	3,366	4,372	10,774	12,538
Total operating expense	28,680	30,563	84,966	88,996
Income before income tax expense	7,066	9,973	22,858	29,304
Income tax expense	1,285	1,787	4,093	5,271
Net income	$5,781	$8,186	$18,765	$24,033

Basic earnings per share	$.40	$.57	$1.31	$1.66
Diluted earnings per share	.40	.56	1.29	1.64

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive income:
Net income	$5,781	$8,186	$18,765	$24,033
Other comprehensive income:
Net unrealized gain on securities available-for-sale	224	1,571	7,209	13,317
Tax effect	(53)	(374)	(1,716)	(3,170)
Reclassification adjustments for gains included in net income	—	—	(1,069)	(19)
Tax effect	—	—	254	5
Foreign currency translation adjustments	63	(78)	(65)	(74)
Total comprehensive income	$6,015	$9,305	$23,378	$34,092

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$18,765	$24,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,391	8,103
Gains on sales of securities	(1,069)	(19)
Stock-based compensation expense	2,277	2,286
Provision for loan losses	725	250
Decrease (increase) in income tax liability	527	(1,384)
Increase in pension liability	3,315	3,888
Decrease (increase) in accounts receivable	1,339	(399)
Other operating activities, net	5,791	3,016
Net cash provided by operating activities	40,061	39,774

Cash Flows From Investing Activities:
Proceeds from sales of securities available-for-sale	19,629	4,648
Proceeds from maturities of securities available-for-sale	43,605	18,001
Purchase of securities available-for-sale	(2,931)	─
Net increase in loans	(171,902)	(45,763)
Decrease (increase) in payments in excess of funding	44,766	(47,448)
Purchases of premises and equipment, net	(1,705)	(1,877)
Acquisition of Gateway Giving, LLC	─	(3,000)
Net cash used in investing activities	(68,538)	(75,439)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing demand deposits	23,290	(2,563)
Net increase (decrease) in interest-bearing demand and savings deposits	136,639	(10,485)
Net (decrease) increase in time deposits	(5,881)	2,355
Net increase in accounts and drafts payable	146,280	57,772
Net decrease in short-term borrowings	(18,000)	—
Cash dividends paid	(11,704)	(11,317)
Purchase of common shares for treasury	(5,508)	(7,799)
Other financing activities, net	(1,142)	(493)
Net cash provided by financing activities	263,974	27,470
Net increase (decrease) in cash and cash equivalents	235,497	(8,195)
Cash and cash equivalents at beginning of period	203,954	230,933
Cash and cash equivalents at end of period	$439,451	$222,738

Supplemental information:
Cash paid for interest	$1,889	$3,831
Cash paid for income taxes	3,567	6,648

See accompanying notes to unaudited consolidated financial statements.

CASS INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(Dollars in Thousands except Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, June 30, 2019	$7,753	$205,463	$83,470	$(46,333)	$(9,932)	$240,421

Net income			8,186			8,186
Cash dividends ($.26 per share)			(3,769)			(3,769)
Issuance of 795 common shares pursuant to stock-based compensation plan, net		(5)		48		43
Exercise of SARs		(552)		300		(252)
Stock-based compensation expense		869				869
Other comprehensive income					1,119	1,119
Balance, September 30, 2019	$7,753	$205,775	$87,887	$(45,985)	$(8,813)	$246,617

Balance, June 30, 2020	$7,753	$204,258	$95,514	$(49,457)	$(9,541)	$248,527

Net income			5,781			5,781
Cash dividends ($.27 per share)			(3,893)			(3,893)
Issuance of 1,165 common shares pursuant to stock-based compensation plan, net		(4)		47		43
Stock-based compensation expense		799				799
Other comprehensive income					234	234
Balance, September 30, 2020	$7,753	$205,053	$97,402	$(49,410)	$(9,307)	$251,491

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2018	$7,753	$205,770	$75,171	$(39,974)	$(18,872)	$229,848

Net income			24,033			24,033
Cash dividends ($.26 per share)			(11,317)			(11,317)
Issuance of 36,062 common shares pursuant to stock-based compensation plan, net		(1,426)		1,324		(102)
Exercise of SARs		(855)		464		(391)
Stock-based compensation expense		2,286				2,286
Purchase of 154,593 common shares				(7,799)		(7,799)
Other comprehensive income					10,059	10,059
Balance, September 30, 2019	$7,753	$205,775	$87,887	$(45,985)	$(8,813)	$246,617

Balance, December 31, 2019	$7,753	$205,397	$90,341	$(45,381)	$(13,920)	$244,190

Net income			18,765			18,765
Cash dividends ($.27 per share)			(11,704)			(11,704)
Issuance of 67,790 common shares pursuant to stock-based compensation plan, net		(2,378)		1,338		(1,040)
Exercise of SARs		(243)		141		(102)
Stock-based compensation expense		2,277				2,277
Purchase of 128,779 common shares				(5,508)		(5,508)
Other comprehensive income					4,613	4,613
Balance, September 30, 2020	$7,753	$205,053	$97,402	$(49,410)	$(9,307)	$251,491

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. This response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.

The Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2020 and the breadth of the impact of the global presence of COVID-19 on the Company’s business is currently unknown. Cass is closely monitoring developments related to COVID-19 checking regularly for updated information and recommendations from the World Health Organization and the U.S. Centers for Disease Control and Prevention, from national, state, and local governments, and evaluating courses of action being taken by peers. The duration and severity of the effect of COVID-19 on economic, market and business conditions remain uncertain. At this time, the Company remains subject to heightened business, operational, market, credit and other risks related to the COVID-19 pandemic, including, but not limited to, those discussed below, which may have an adverse effect on business, financial condition and results of operations.

Financial position and results of operations - The global health crisis caused by COVID-19 has and will continue to negatively impact business activity throughout the world. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, are having an adverse impact on the Company’s financial results and are discussed in more detail below. Although in various locations certain activity restrictions have been relaxed with some success, many states and localities are experiencing significant increases in the number of COVID-19 cases, prompting a reinstatement of prior activity restrictions in some locations and the need for additional aid and other forms of relief for affected individuals, businesses and other entities. When and if COVID-19 is demonstrably contained, the Company anticipates a rebound in economic activity; however, any such rebound is contingent upon the rate and effectiveness of the containment efforts deployed by federal, state, and local governments. In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that have occurred and could continue to occur, the aggregate impact that COVID-19 could have on the Company’s financial condition and operating results remains highly uncertain.

In response to COVID-19, the Federal Reserve has taken action to lower the Federal Funds rate, which has adversely affected interest income and therefore, the Company’s results of operations and financial condition. The Federal Reserve has continued its commitment to this approach, indicating that the target Federal Funds rate would remain at current levels until the economy is in a more stable employment and price-stability position.

To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Future asset impairment charges, increases in allowance for loan losses, or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis and its effect on the Company’s borrowers.

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

The Company maintains access to multiple sources of liquidity. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Bank’s customers to draw down deposits, the Company might become more reliant on more expensive sources of funding.

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

The economic slowdown as a result of COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, necessitate a goodwill or intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

Details of the Company’s intangible assets are as follows:

	September 30, 2020		December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assets eligible for amortization:
Customer lists	$4,778	$(3,793)	$4,778	$(3,463)
Patents	72	(23)	72	(20)
Non-compete agreements	332	(332)	332	(332)
Software	2,844	(638)	2,844	(358)
Trade Name	190	(10)	190	(3)
Other	500	(283)	500	(259)
Unamortized intangible assets:
Goodwill[1]	14,489	(227)	14,489	(227)
Total intangible assets	$23,205	$(5,306)	$23,205	$(4,662)
[1] Amortization through December 31, 2001 prior to adoption of FASB ASC 350.

The customer lists are amortized over 7 and 10 years; the patents over 18 years; the non-compete agreements over 2 and 5 years; software over 3 years and 7 years, the trade name over 20 years and other intangible assets over 15 years. Amortization of intangible assets amounted to $644,000 and $359,000 for the nine-month periods ended September 30, 2020 and 2019, respectively. Estimated future amortization of intangibles is $859,000 in both 2020 and 2021, $540,000 in both 2022 and 2023, and $498,000 in 2024.

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

The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share data)	2020	2019	2020	2019
Basic:
Net income	$5,781	$8,186	$18,765	$24,033
Weighted-average common shares outstanding	14,348,151	14,417,725	14,373,243	14,435,670
Basic earnings per share	$.40	$.57	$1.31	$1.66

Diluted:
Net income	$5,781	$8,186	$18,765	$24,033
Weighted-average common shares outstanding	14,348,151	14,417,725	14,373,243	14,435,670
Effect of dilutive restricted stock and stock appreciation rights	198,336	262,917	200,723	258,123
Weighted-average common shares outstanding assuming dilution	14,546,487	14,680,642	14,573,966	14,693,793
Diluted earnings per share	$.40	$.56	$1.29	$1.64

Note 4 – Stock Repurchases

The Company maintains a treasury stock buyback program pursuant to which the Board of Directors has authorized the repurchase of up to 500,000 shares of the Company’s common stock. The program provides that the Company may repurchase up to an aggregate of 500,000 shares of common stock and has no expiration date. The Company did not repurchase shares during the three-month periods ended September 30, 2020 and 2019 and repurchased 128,779 and 154,593 during the nine-month periods ended September 30, 2020 and 2019, respectively. As of September 30, 2020, 371,221 shares remained available for repurchase under the program. Repurchases may be made in the open market or through negotiated transactions from time to time depending on market conditions.

As of March 16, 2020, the Company has temporarily suspended the treasury stock buyback program.

On October 20, 2020, the Board of Directors restored the treasury stock buyback program which authorizes the Company to repurchase up to an aggregate of 500,000 shares.

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

Funding sources represent average balances and deposits generated by Information Services and Banking Services and there is no allocation methodology used. Segment interest income is a function of the relative share of average funding sources generated by each segment multiplied by the following rates:

•

Information Services – one or more fixed rates depending upon the specific characteristics of the funding source, and

•

Banking Services – a variable rate that is based upon the overall performance of the Company’s earning assets.

Any difference between total segment interest income and overall total Company interest income is included in Corporate, Eliminations, and Other.

Summarized information about the Company’s operations in each industry segment is as follows:

(In thousands)	Information Services	Banking Services	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2020
Fee income	$24,198	$651	$83	$24,932
Interest income*	6,306	7,212	(1,773)	11,745
Interest expense	─	465	─	465
Intersegment income (expense)	─	593	(593)	─
Tax-equivalized pre-tax income*	5,718	3,506	(1,692)	7,532
Goodwill	12,433	1,829	─	14,262
Other intangible assets, net	837	2,800	─	3,637
Total assets	905,158	1,105,845	(10,540)	2,000,463
Average funding sources	751,010	780,217	─	1,531,227
Three Months Ended September 30, 2019
Fee income	$28,026	$257	$(21)	$28,262
Interest income*	6,760	7,930	(513)	14,177
Interest expense	—	1,392	—	1,392
Intersegment income (expense)	—	533	(533)	—
Tax-equivalized pre-tax income*	7,619	3,399	(534)	10,484
Goodwill	15,758	136	—	15,894
Other intangible assets, net	3,170	—	—	3,170
Total assets	908,946	862,142	9,922	1,781,010
Average funding sources	704,772	588,226	—	1,292,998
Nine Months Ended September 30, 2020:
Fee income	$72,098	$1,906	$1,197	$75,201
Interest income*	18,153	21,097	(2,567)	36,683
Interest expense	─	1,911	─	1,911
Intersegment income (expense)	─	1,674	(1,674)	─
Tax-equivalized pre-tax income*	16,462	9,190	(1,370)	24,282
Goodwill	12,433	1,829	─	14,262
Other intangible assets, net	837	2,800	─	3,637
Total assets	905,158	1,105,845	(10,540)	2,000,463
Average funding sources	703,142	712,903	─	1,416,045
Nine Months Ended September 30, 2019
Fee income	$82,049	$1,040	$(442)	$82,647
Interest income*	19,273	23,082	(883)	41,472
Interest expense	—	3,987	—	3,987
Intersegment income (expense)	—	1,587	(1,587)	—
Tax-equivalized pre-tax income*	21,997	10,214	(1,324)	30,887
Goodwill	15,758	136	—	15,894
Other intangible assets, net	3,170	—	—	3,170
Total assets	908,946	862,142	9,922	1,781,010
Average funding sources	667,741	583,458	—	1,251,199

* Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2020 and 2019. The tax-equivalent adjustment was approximately $466,000 and $511,000 for the Three Months Ended 2020 and 2019, respectively, and $1,424,000 and $1,583,000 for the Nine Months Ended 2020 and 2019, respectively.

Note 6 – Loans by Type

A summary of loan categories is as follows:

(In thousands)	September 30, 2020	December 31, 2019
Commercial and industrial	$301,886	$323,857
Paycheck protection program (“PPP”)	172,211	—
Real estate:
Commercial:
Mortgage	94,792	101,654
Construction	23,795	25,299
Faith-based:
Mortgage	331,419	305,826
Construction	20,452	15,945
Other	2	57
Total loans	$944,557	$772,638

In support of the Coronavirus, Aid, Relief, and Economic Security Act (the “CARES Act”), the Bank had processed nearly 350 applications for PPP loans of approximately $170,000,000 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration and no allowance for loan loss was recorded for these loans.

The following table presents the aging of loans by loan categories at September 30, 2020 and December 31, 2019:

	Performing			Nonperforming
(In thousands)	Current	30-59 Days	60-89 Days	90 Days and Over	Non- accrual	Total Loans
September 30, 2020
Commercial and industrial	$301,886	$—	$—	$—	$—	$301,886
PPP	172,211	—	—	—	—	172,211
Real estate:
Commercial:
Mortgage	94,792	—	—	—	—	94,792
Construction	23,795	—	—	—	—	23,795
Faith-based:
Mortgage	331,419	—	—	—	—	331,419
Construction	20,452	—	—	—	—	20,452
Other	2	—	—	—	—	2
Total	$944,557	$—	$—	$—	$—	$944,557
December 31, 2019
Commercial and industrial	$323,857	$—	$—	$—	$—	$323,857
Real estate:
Commercial:
Mortgage	101,654	—	—	—	—	101,654
Construction	25,299	—	—	—	—	25,299
Faith-based:
Mortgage	305,826	—	—	—	—	305,826
Construction	15,945	—	—	—	—	15,945
Other	57	—	—	—	—	57
Total	$772,638	$—	$—	$—	$—	$772,638

The following table presents the credit exposure of the loan portfolio by internally assigned credit grade as of September 30, 2020 and December 31, 2019:

(In thousands)	Loans Subject to Normal Monitoring[1]	Performing Loans Subject to Special Monitoring[2]	Nonperforming Loans Subject to Special Monitoring[2]	Total Loans
September 30, 2020
Commercial and industrial	$288,060	$13,826	$—	$301,886
PPP	172,211	—	—	172,211
Real estate:
Commercial:
Mortgage	93,370	1,422	—	94,792
Construction	23,795	—	—	23,795
Faith-based:
Mortgage	328,285	3,134	—	331,419
Construction	20,452	—	—	20,452
Other	2	—	—	2
Total	$926,175	$18,382	$—	$944,557
December 31, 2019
Commercial and industrial	$321,554	$2,303	$—	$323,857
Real estate:
Commercial:
Mortgage	100,346	1,308	—	101,654
Construction	25,299	—	—	25,299
Faith-based:
Mortgage	304,513	1,313	—	305,826
Construction	15,945	—	—	15,945
Other	57	—	—	57
Total	$767,714	$4,924	$—	$772,638
[1] Loans subject to normal monitoring involve borrowers of acceptable-to-strong credit quality and risk, who have the apparent ability to satisfy their loan obligations.
[2] Loans subject to special monitoring possess some credit deficiency or potential weakness which requires a high level of management attention.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment could be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, the Company measures impairment based on the fair value of the collateral when the Company determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. To measure impairment at September 30, 2020, the optional use of the practical expedient to use the fair value of collateral was utilized. The Company uses its nonaccrual methods as discussed in greater detail in the Company’s 2019 Annual Report on Form 10-K.

Impaired loans consist primarily of nonaccrual loans, loans greater than 90 days past due and still accruing interest and troubled debt restructurings, both performing and nonperforming. Troubled debt restructuring involves the granting of a concession to a borrower experiencing financial difficulty resulting in the modification of terms of the loan, such as changes in payment schedule or interest rate. Management measures impairment in accordance with FASB ASC 310, Allowance for Credit Losses. The fair value of the collateral is based upon an observable market price or current appraised value and therefore, the Company classifies these assets as nonrecurring Level 3. There were no non-accrual loans or loans delinquent 90 days or more and still accruing interest at September 30, 2020 or December 31, 2019. There were two loans classified as troubled debt restructurings totaling $10,320,000 and one loan that was considered impaired totaling $2,500,000 at September 30, 2020 and none at December 31, 2019. There were no foreclosed loans recorded as other real estate owned (included in other assets) as of September 30, 2020 or December 31, 2019.

The following table presents the recorded investment and unpaid principal balance for impaired loans at September 30, 2020. There were no impaired loans at December 31, 2019 or September 30, 2019.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Commercial and industrial:	$11,782	$11,782	$500
Real estate:
Faith-based:
Mortgage	1,038	1,038	—
Total impaired loans	$12,820	$12,820	$500

A summary of the activity in the allowance for loan losses from December 31, 2019 to September 30, 2020 is as follows:

(In thousands)	December 31, 2019	Charge- Offs	Recoveries	Provision	September 30, 2020
Commercial and industrial	$4,874	$—	$16	$211	$5,101
Real estate:
Commercial:
Mortgage	1,528	—	—	(34)	1,494
Construction	191	—	—	(2)	189
Faith-based:
Mortgage	3,842	—	1	510	4,353
Construction	121	—	—	40	161
Total	$10,556	$—	$17	$725	$11,298

A summary of the activity in the allowance for loan losses from December 31, 2018 to September 30, 2019 is as follows:

(In thousands)	December 31, 2018	Charge- Offs	Recoveries	Provision	September 30, 2019
Commercial and industrial	$4,179	$—	$34	$672	$4,885
Real estate:
Commercial:
Mortgage	1,417	—	—	(161)	1,256
Construction	89	—	—	91	180
Faith-based:
Mortgage	3,961	—	—	32	3,993
Construction	155	—	—	(38)	117
Other	424	—	—	(346)	78
Total	$10,225	$—	$34	$250	$10,509

Note 7 – Commitments and Contingencies

In the normal course of business, the Company is party to activities that contain credit, market and operational risks that are not reflected in whole or in part in the Company’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments and commitments under operating leases. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. The Company’s maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contractual amounts of those instruments. At September 30, 2020 and December 31, 2019, no amounts have been accrued for any estimated losses for these instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial and standby letters of credit are conditional commitments issued by the Company or its subsidiaries to guarantee the performance of a customer to a third party. These off-balance sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2020, the balance of unused loan commitments and standby and commercial letters of credit were $193,272,000, $10,337,000, and $1,015,000, respectively. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and letters of credit are subject to the same underwriting standards as those financial instruments included on the consolidated balance sheets. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally accounts receivable, inventory, residential or income-producing commercial property or equipment. In the event of nonperformance, the Company or its subsidiaries may obtain and liquidate the collateral to recover amounts paid under guarantees on these financial instruments.

The following table summarizes contractual cash obligations of the Company related to time deposits at September 30, 2020:

	Amount of Commitment Expiration per Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Time deposits	$65,086	$45,574	$19,438	$74	$—

The Company and its subsidiaries are involved in various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate resolution of these legal actions and proceedings will not have a material effect upon the Company’s consolidated financial position or results of operations.

Note 8 – Stock-Based Compensation

The Amended and Restated Omnibus Stock and Performance Compensation Plan (the “Omnibus Plan”) permits the issuance of up to 1,500,000 shares of the Company’s common stock in the form of stock options, SARs, restricted stock, restricted stock units and performance awards. The Company may issue shares out of treasury stock for these awards. During the nine months ended September 30, 2020, 33,568 restricted shares, 32,910 performance-based restricted shares, and no SARs were granted under the Omnibus Plan. Stock-based compensation expense for the three months ended September 30, 2020 and 2019 was $800,000 and $869,000, respectively, and $2,277,000 and $2,286,000 for the nine months ended September 30, 2020 and 2019, respectively.

Restricted Stock

Restricted shares granted to Company employees are amortized to expense over the three-year cliff vesting period. Restricted shares granted to members of the Board of Directors are amortized to expense over a one-year service period, with the exception of those shares granted in lieu of cash payments for retainer fees which are expensed in the period earned.

As of September 30, 2020, the total unrecognized compensation expense related to non-vested restricted shares was $1,674,000, and the related weighted-average period over which it is expected to be recognized is approximately 0.69 years.

Following is a summary of the activity of the restricted stock:

	Nine Months Ended September 30, 2020
	Shares	Fair Value
Balance at December 31, 2019	123,272	$47.24
Granted	33,568	47.83
Vested	(20,369)	49.32
Forfeited	(4,962)	50.08
Balance at September 30, 2020	131,509	$46.96

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

Following is a summary of the activity of the PBRS, based on target value:

	Nine Months Ended September 30, 2020
	Shares	Fair Value
Balance at December 31, 2019	102,116	$49.13
Granted	32,910	54.02
Vested	(29,175)	49.33
Forfeited	(7,441)	50.08
Balance at September 30, 2020	98,410	$50.64

The PBRS that vested during the nine months ended September 30, 2020 achieved financial goals of 117.3%, resulting in the issuance of 34,222 shares of common stock. The outstanding PBRS at September 30, 2020 will vest at scheduled vesting dates and the actual number of shares of common stock issued will range from 0% to 150% of the target opportunity based on the actual achievement of financial goals for the respective three-year performance period.

SARs

There were no SARs granted and no expense recognized during the three months ended September 30, 2020. Following is a summary of the activity of the Company’s SARs program for the nine-month period ended September 30, 2020:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2019	155,292	$32.58	2.92	$3,908
Exercised	(10,293)	26.72	—	—
Exercisable at September 30, 2020	144,999	$32.99	2.20	$1,247

There were no non-vested SARs at September 30, 2020.

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

(In thousands)	Estimated 2020	Actual 2019
Service cost – benefits earned during the year	$4,329	$3,555
Interest cost on projected benefit obligations	3,908	4,103
Expected return on plan assets	(6,049)	(4,753)
Net amortization	1,946	1,559
Net periodic pension cost	$4,134	$4,464

Pension costs recorded to expense were $1,103,000 and $1,178,000 for the three-month periods ended September 30, 2020 and 2019, respectively, and totaled $3,159,000 and $3,543,000 for the nine-month periods ended September 30, 2020 and 2019, respectively. Pension costs decreased in 2020 primarily due to improved asset performance and a contribution made during 2019, which were partially offset by a decrease in the discount rate. The Company made no contribution to the plan during the nine-month period ended September 30, 2020 and is evaluating the amount of additional contributions, if any, in the remainder of 2020.

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

Pension costs recorded to expense were $145,000 and $195,000 for the three-month periods ended September 30, 2020 and 2019, respectively, and were $435,000 and $586,000 for the nine-month periods ended September 30, 2020 and 2019, respectively. Pension costs decreased primarily due to the unrecognized loss being amortized over the remaining expected life of the participants rather than the remaining expected service period as almost all of the plan’s participants are inactive. This was partially offset by a decrease in the discount rate.

Note 10 – Income Taxes

The effective tax rate was 18.2% and 17.9% for the three-month periods ended September 30, 2020 and 2019, respectively, and 17.9% and 18.0% for the nine-month periods ended September 30, 2020 and 2019, respectively. The 2020 and 2019 effective tax rates for the three and nine-month periods differ from the statutory rate of 21% primarily due to the tax-exempt interest received from municipal bonds.

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

	September 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$285,667	$19,249	$22	$304,894
U.S. government agencies	59,294	977	—	60,271
Total	$344,961	$20,226	$22	$365,165

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$310,720	$13,727	$—	$324,447
U.S. government agencies	97,380	507	169	97,718
Certificates of deposit	500	—	—	500
Total	$408,600	$14,234	$169	$422,665

The fair values of securities with unrealized losses at September 30, 2020 are as follows:

	September 30, 2020
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government agencies	$1,793	$22	$—	$—	$1,793	$22
Total	$1,793	22	—	—	1,793	22

The fair values of securities with unrealized losses at December 31, 2019 are as follows:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government agencies	$3,801	$12	$17,593	$157	$21,394	$169
Total	$3,801	$12	$17,593	$157	$21,394	$169

There were 2 securities, or 1% of the total (none greater than 12 months) in an unrealized loss position as of September 30, 2020. There were 9 securities, or 3% of the total (7 greater than 12 months), in an unrealized loss position as of December 31, 2019.

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2020
(In thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$49,435	$49,876
Due after 1 year through 5 years	93,433	98,084
Due after 5 years through 10 years	172,368	186,537
Due after 10 years	29,725	30,668
Total	$344,961	$365,165

Proceeds from sales of investment securities classified as available-for-sale were $0 for each of the three month periods ended September 30, 2020 and 2019, and were $19,629,000 and $4,648,000 for the nine months ended September 30, 2020 and 2019, respectively. There were no gross realized gains for the three months ended September 30, 2020 or 2019. Gross realized gains were $1,069,000 and $19,000 for the nine months ended September 30, 2020 and 2019, respectively. There were no securities pledged to secure public deposits and for other purposes at September 30, 2019.

Note 12 – Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet assets:
Cash and cash equivalents	$439,451	$439,451	$203,954	$203,954
Investment securities	365,165	365,165	422,665	422,665
Loans, net	933,259	931,172	762,082	776,653
Accrued interest receivable	6,300	6,300	6,706	6,706
Total	$1,744,175	$1,742,088	$1,395,407	$1,409,978
Balance sheet liabilities:
Deposits	$911,185	$911,185	$757,136	$757,790
Accounts and drafts payable	771,607	771,607	684,295	684,295
Accrued interest payable	125	125	103	103
Total	$1,682,917	$1,682,917	$1,441,534	$1,442,188

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

No financial instruments are measured using Level 3 inputs for the three months ended September 30, 2020 and 2019.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Fee revenue and other income
In-scope of FASB ASC 606
Invoice processing fees	$18,650	$20,408	$55,697	$61,397
Invoice payment fees	5,726	7,333	16,843	19,653
Information services payment and processing revenue	24,376	27,741	72,540	81,050
Bank service fees	441	307	1,249	984
Fee revenue (in-scope of FASB ASC 606)	24,817	28,048	73,789	82,034
Other income (out-of-scope of FASB ASC 606)	115	214	1,412	613
Total fee revenue and other income	24,932	28,262	75,201	82,647

Net interest income after provision for loan losses (out-of-scope of FASB ASC 606)[1]	10,814	12,274	32,623	35,653
Total net revenue	$35,746	$40,536	$107,824	$118,300

[1] The Company earns interest income from the balances generated during the invoice processing and payment cycle and on deposit accounts, which is an integral component of the Company’s revenue, but is out-of-scope of FASB ASC 606.

Note 14 – Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC Topic 842). The Company leases certain premises under operating leases. As of September 30, 2020, the Company had lease liabilities of $6,553,000 and right-of-use assets of $5,887,000. As of September 30, 2019, the Company had lease liabilities of $7,019,000 and right-of-use assets of $6,241,000. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. Presented within occupancy expense on the Consolidated Statements of Income for the three months ended September 30, 2020, operating lease cost was $420,000, short-term lease cost was $19,000, and there was no variable lease cost. For the nine months ended September 30, 2020, the operating lease cost was $1,257,000, short-term lease cost was $76,000, and there was no variable lease cost. For the three months ended September 30, 2020, the weighted average remaining lease term for the operating leases was 6.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 5.5%. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. There has been no significant change in the Company’s expected future minimum lease payments since December 31, 2019. See the Company’s 2019 Annual Report on Form 10-K for information regarding these commitments.

A maturity analysis of operating lease liabilities and undiscounted cash flows as of September 30, 2020 is as follows:

(In thousands)	September 30, 2020
Lease payments due
Less than 1 year	$1,819
1-2 years	1,683
2-3 years	1,062
3-4 years	502
4-5 years	512
Over 5 years	2,150
Total undiscounted cash flows	7,728
Discount on cash flows	1,175
Total lease liability	$6,553

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2020. At September 30, 2020, the Company did not have any leases that had not yet commenced.

Note 15 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2020, and there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of COVID-19 on the Company’s Business

The breadth of the impact of the global presence of COVID-19 on the Company’s business remains unknown. Cass is closely monitoring developments related to COVID-19, checking regularly for updated information and recommendations from the World Health Organization and the U.S. Centers for Disease Control and Prevention, from national, state, and local governments, and evaluating courses of action being taken by peers. Cass remains committed to creating a safe and healthy environment for employees while offering assurance that it remains a financially strong service provider possessing the resources necessary to weather this storm in support of its valued customers.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Accordingly, and in coordination with its primary regulators, the Company deferred borrower principal payments on loans during the Second Quarter of 2020, on an as needed basis, for periods of up to six months. There were no borrowers remaining on deferred terms at the end of the Third Quarter of 2020. In support of the CARES Act, the Bank had processed nearly 350 applications for PPP loans of approximately $170,000,000 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration.

For further discussion on COVID-19 and its impact on the Company, refer to Note 1 “Basis of Presentation.”

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

Critical Accounting Policies

The Company has prepared the consolidated financial statements in this report in accordance with the Financial Accounting Standards Board Accounting Standards Codification. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates have been generally accurate in the past, have been consistent and have not required any material changes. There can be no assurances that actual results will not differ from those estimates. The accounting policy that requires significant management estimates and is deemed critical to the Company’s results of operations or financial position has been discussed with the Audit Committee of the Board of Directors and is described below.

Allowance for Loan Losses. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects management’s estimate of the collectability of the loan portfolio. Although these estimates are based on established methodologies for determining allowance requirements, actual results can differ significantly from estimated results. These policies affect both segments of the Company. The impact and associated risks related to these policies on the Company’s business operations are discussed in the “Provision and Allowance for Loan Losses” section of this report. The Company’s estimates have been materially accurate in the past. In accordance with the CARES Act, the Company elected to defer the adoption of the current expected credit losses methodology and expects to continue to utilize the present processes until the earlier of December 31, 2020 or the date the national emergency declaration is terminated.

Results of Operations

The following paragraphs more fully discuss the results of operations and changes in financial condition for the three-month period ended September 30, 2020 (“Third Quarter of 2020”) compared to the three-month period ended September 30, 2019 (“Third Quarter of 2019”) and the nine-month period ended September 30, 2020 (“Nine Months Ended 2020”) compared to the nine-month period ended September 30, 2019 (“Nine Months Ended 2019”). The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes and with the statistical information and financial data appearing in this report, as well as in the Company’s 2019 Annual Report on Form 10-K. Results of operations for the Third Quarter of 2020 are not necessarily indicative of the results to be attained for any other period.

Net Income

The following table summarizes the Company’s operating results:

	Third Quarter of			Nine Months Ended
(In thousands except per share data)	2020	2019	% Change	2020	2019	% Change
Net income	$5,781	$8,186	(29.4)	$18,765	$24,033	(21.9)
Diluted earnings per share	$.40	$.56	(28.6)	$1.29	$1.64	(21.3)
Return on average assets	1.14%	1.82%	—	1.32%	1.86%	—
Return on average equity	9.25%	13.44%	—	10.25%	13.76%	—

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

	Third Quarter of			Nine Months Ended
(In thousands)	2020	2019	% Change	2020	2019	% Change
Transportation invoice volume	8,660	9,236	(6.2)%	24,234	27,406	(11.6)%
Transportation invoice dollar volume	$6,822,565	$7,104,771	(4.0)%	$18,987,243	$21,211,746	(10.5)%
Facility Expense transaction volume*	7,117	7,143	(0.4)%	20,330	21,029	(3.3)%
Facility Expense dollar volume*	$3,595,586	$4,118,393	(12.7)%	$10,118,270	$11,468,896	(11.8)%
Payment and processing revenue	$24,376	$27,741	(12.1)%	$72,540	$81,050	(10.5)%
* Includes energy, telecom and waste

Third Quarter of 2020 compared to Third Quarter of 2019:

Payment and processing fee revenue decreased 12%. Transportation volumes for invoices and dollars declined 6% and 4%, respectively. Volumes are trending to pre-COVID 19 levels led by a manufacturing sector that has been in expansion territory for the previous four months. Increased new business enabled facility-related invoice volumes remained virtually unchanged, despite a number of COVID-related bankruptcies and location closings. Dollar volumes dipped 13% as governmental restrictions in the restaurant, retail and hospitality sectors curtailed normal activities which were reflected in lower utility usage.

There were no gains on sales of securities in either the Third Quarter of 2020 or 2019.

Nine Months Ended 2020 compared to Nine Months Ended 2019:

Payment and processing revenue decreased 11% for the same reasons as the Third Quarter. Transportation invoice and dollar volumes, as well as facility-related transaction and dollar volumes, fluctuated for the same reasons as the Third Quarter.

Gains of $1,069,000 on the sales of securities were recognized in the Nine Months Ended 2020, compared to gains of $19,000 in the Nine Months Ended 2019.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments, and other earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income is a significant source of the Company’s revenues. The following table summarizes the changes in tax-equivalent net interest income and related factors:

	Third Quarter of			Nine Months Ended
(In thousands)	2020	2019	% Change	2020	2019	% Change
Average earnings assets	$1,734,680	$1,498,470	15.8%	$1,616,090	$1,456,242	11.0%
Average interest-bearing liabilities	507,172	398,992	27.1%	465,128	389,455	19.4%
Net interest income*	11,280	12,785	(11.8)%	34,772	37,485	(7.2)%
Net interest margin*	2.59%	3.38%		2.87%	3.44%
Yield on earning assets*	2.69%	3.75%		3.03%	3.81%
Rate on interest-bearing liabilities	0.36%	1.38%		0.55%	1.37%
*	Presented on a tax-equivalent basis assuming a tax rate of 21% for both 2020 and 2019.

Third Quarter of 2020 compared to Third Quarter of 2019:

Third Quarter of 2020 average earning assets increased $236,210,000, or 15.8%, compared to the same period in the prior year. Average loans increased $175,347,000, or 22.6%, due to the PPP loans, interest-bearing deposits in other financial institutions increased $87,589,000 or 85.5%, and federal funds sold and short-term investments increased $38,613,000, or 19.1%. These were partially offset by a decrease in average investment securities of $63,904,000, or 15.3%, in the Third Quarter of 2020 compared to the Third Quarter of 2019.

Total average interest-bearing liabilities for the Third Quarter of 2020 increased $108,180,000, or 27.1%, non-interest bearing demand deposits increased $99,311,000, or 36.4%, as the funds from the PPP loans largely remained in deposit accounts, and average accounts and drafts payable increased $6,954,000, or 0.9%, in the Third Quarter of 2020 compared to the Third Quarter of 2019.

The overall decline in the interest rate environment led to decreases in net interest income and the net interest margin. The impact of this was partially offset by higher average earning assets.

Nine Months Ended 2020 compared to Nine Months Ended 2019:

Nine Months Ended 2020 average earning assets increased $159,849,000, or 11.0%, compared to the same period in the prior year. Loans increased $149,301,000, or 19.8% due to the PPP loans, and interest-bearing deposits in other financial institutions increased $87,635,000, or 79.5%. These were offset by a decrease in average investment securities of $55,061,000, or 12.9%, and a decrease in average federal funds sold and short-term investments of $20,489,000, or 12.7%, for the Nine Months Ended 2020 as compared to the Nine Months Ended 2019.

Total average interest-bearing liabilities increased $75,674,000, or 19.4%, and non-interest-bearing demand deposits increased $75,012,000, or 28.1%, compared to the Nine Months Ended 2019 as the funds from the PPP loans largely remained in deposit accounts. These were partially offset by a decrease in the average accounts and drafts payable balances for the Nine Months Ended 2020 of $2,800,000, or 0.4%.

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

	Third Quarter of 2020			Third Quarter of 2019
(In thousands)	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$949,836	$9,067	3.80%	$774,489	$9,549	4.89%
Investment securities[4]:
Taxable	69,158	372	2.14	102,507	603	2.33
Tax-exempt[3]	284,826	2,219	3.10	315,381	2,436	3.06
Certificates of deposit	209	1	1.90	1,644	8	1.93
Interest-bearing deposits in other financial institutions	189,975	36	0.08	102,386	502	1.95
Federal funds sold and other short-term investments	240,676	50	0.08	202,063	1,079	2.12
Total interest-earning assets	1,734,680	11,745	2.69	1,498,470	14,177	3.75
Non-interest-earning assets:
Cash and due from banks	16,993			16,307
Premises and equipment, net	19,507			20,981
Bank-owned life insurance	17,875			17,456
Goodwill and other intangibles	18,027			14,669
Other assets	215,633			222,449
Allowance for loan losses	(11,295)			(10,507)
Total assets	$2,011,420			$1,779,825
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand Deposits	$425,192	$227	0.21%	$315,341	$996	1.25%
Savings deposits	14,675	3	0.08	9,612	24	0.99
Time deposits >= $100	26,335	104	1.57	25,978	133	2.03
Other time deposits	40,959	131	1.27	48,051	239	1.97
Total interest-bearing deposits	507,161	465	0.36	398,982	1,392	1.38
Short-term borrowings	11	—	—	10	—	—
Total interest-bearing liabilities	507,172	465	0.36	398,992	1,392	1.38
Non-interest bearing liabilities:
Demand deposits	371,862			272,551
Accounts and drafts payable	816,032			809,078
Other liabilities	67,829			57,636
Total liabilities	1,762,895			1,538,257
Shareholders’ equity	248,525			241,568
Total liabilities and shareholders’ equity	$2,011,420			$1,779,825
Net interest income		$11,280			$12,785
Net interest margin			2.59%			3.38%
Interest spread			2.33			2.37
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $678,000 and $127,000 for the Third Quarter of 2020 and 2019, respectively due to higher PPP loan fees.
3.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2020 and 2019. The tax-equivalent adjustment was approximately $466,000 and $511,000 for the Third Quarter of 2020 and 2019, respectively.

4.	For purposes of these computations, yields on investment securities are computed as interest income divided by the average amortized cost of the investments.

	Nine Months Ended 2020			Nine Months Ended 2019
(In thousands)	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate
Assets[1]
Interest-earning assets
Loans[2]:
Taxable	$904,632	$27,366	4.04%	$755,331	$27,564	4.88%
Investment securities[4]:
Taxable	82,271	1,400	2.27	104,614	1,865	2.38
Tax-exempt[3]	289,964	6,781	3.12	322,682	7,538	3.12
Certificates of deposit	340	6	2.36	1,877	28	1.99
Interest-bearing deposits in other financial institutions	197,929	492	0.33	110,294	1,789	2.17
Federal funds sold and other short-term investments	140,955	638	0.60	161,444	2,688	2.23
Total interest-earning assets	1,616,091	36,683	3.03	1,456,242	41,472	3.81
Non-interest-earning assets:
Cash and due from banks	16,765			14,292
Premises and equipment, net	19,955			21,522
Bank-owned life insurance	17,761			17,475
Goodwill and other intangibles	18,240			14,243
Other assets	214,331			210,200
Allowance for loan losses	(10,919)			(10,413)
Total assets	$1,892,224			$1,723,561
Liabilities and Shareholders’ Equity[1]
Interest-bearing liabilities:
Interest-bearing demand deposits	$382,424	$1,062	0.37%	$305,454	$2,841	1.24%
Savings deposits	12,010	19	0.21	10,487	83	1.06
Time deposits >= $100	28,134	383	1.82	24,728	364	1.97
Other time deposits	42,483	445	1.40	48,774	699	1.92
Total interest-bearing deposits	465,051	1,909	0.55	389,443	3,987	1.37
Short-term borrowings	77	2	3.47	12	—	—
Total interest-bearing liabilities	465,128	1,911	0.55	389,455	3,987	1.37
Non-interest bearing liabilities:
Demand deposits	342,386			267,374
Accounts and drafts payable	775,341			778,141
Other liabilities	64,859			54,995
Total liabilities	1,647,714			1,489,965
Shareholders’ equity	244,510			233,596
Total liabilities and shareholders’ equity	$1,892,224			$1,723,561
Net interest income		$34,772			$37,485
Net interest margin			2.87%			3.44%
Interest spread			2.48			2.44
1.	Balances shown are daily averages.
2.	Interest income on loans includes net loan fees of $1,399,000 and $369,000 for the Nine Months Ended 2020 and 2019, respectively due to higher PPP loan fees.
3.

Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for both 2020 and 2019. The tax-equivalent adjustment was approximately $1,424,000 and $1,583,000 for the Nine Months Ended 2020 and 2019, respectively.

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

	Third Quarter of 2020 Over Third Quarter of 2019
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$1,906	$(2,388)	$(482)
Investment securities:
Taxable	(184)	(47)	(231)
Tax-exempt[2]	(244)	27	(217)
Certificates of deposit	(7)	—	(7)
Interest-bearing deposits in other financial institutions	235	(701)	(466)
Federal funds sold and other short-term investments	173	(1,202)	(1,029)
Total interest income	1,879	(4,311)	(2,432)
Interest expense on:
Interest-bearing demand deposits	262	(1,031)	(769)
Savings deposits	8	(29)	(21)
Time deposits >=$100	2	(31)	(29)
Other time deposits	(32)	(76)	(108)
Total interest expense	240	(1,167)	(927)
Net interest income	$1,639	$(3,144)	$(1,505)

1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Third Quarter of 2020 and 2019.

	Nine Months Ended 2020 Over Nine Months Ended 2019
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans[1]:
Taxable	$4,980	$(5,178)	$(198)
Investment securities:
Taxable	(382)	(83)	(465)
Tax-exempt[2]	(758)	1	(757)
Certificates of deposit	(26)	4	(22)
Interest-bearing deposits in other financial institutions	844	(2,141)	(1,297)
Federal funds sold and other short-term investments	(304)	(1,746)	(2,050)
Total interest income	4,354	(9,143)	(4,789)
Interest expense on:
Interest-bearing demand deposits	587	(2,366)	(1,779)
Savings deposits	11	(75)	(64)
Time deposits >=$100	48	(29)	19
Other time deposits	(82)	(172)	(254)
Short-term borrowings	—	2	2
Total interest expense	564	(2,640)	(2,076)
Net interest income	$3,790	$(6,503)	$(2,713)
1.	Interest income includes net loan fees.
2.	Interest income is presented on a tax-equivalent basis assuming a tax rate of 21% for the Nine Months Ended 2020 and 2019.

Provision and Allowance for Loan Losses (“ALLL”)

A significant determinant of the Company’s operating results can be the provision for loan losses. There was no provision for loan loss recorded during the Third Quarter of 2020 or the Third Quarter of 2019. There was a loan loss provision of $725,000 recorded in the Nine Months Ended 2020 to support the growth in the loan portfolio and as a result of the impact of COVID-19 while there was a loan loss provision of $250,000 in the Nine Months Ended 2019. As discussed below, the Company continually analyzes the outstanding loan portfolio based on the performance, financial condition and collateralization of the credits. Net loan recoveries were $6,000 in the Third Quarter of 2020 and $3,000 in the Third Quarter of 2019. Net loan recoveries were $17,000 in the Nine Months Ended 2020 and $34,000 during the Nine Months Ended 2019.

The ALLL at September 30, 2020 was $11,298,000 and at December 31, 2019 was $10,556,000. The ratio of ALLL to total loans outstanding at September 30, 2020 was 1.20% compared to 1.37% at December 31, 2019. In support of the CARES Act, the Bank has processed nearly 350 applications for PPP loans of approximately $170,000,000 to provide much-needed cash to small business and self-employed taxpayers during the COVID-19 crisis. The loans were primarily made to existing bank customers and are 100% guaranteed by the Small Business Administration and no allowance for loan loss was recorded for these loans. There were no nonperforming loans at September 30, 2020 or December 31, 2019.

The ALLL has been established and is maintained to absorb reasonably estimated and probable losses in the loan portfolio. An ongoing assessment is performed to determine if the balance is adequate. Charges or credits are made to expense to cover any deficiency or reduce any excess, as required. The current methodology consists of two components: 1) estimated credit losses on individually evaluated loans that are determined to be impaired in accordance with FASB ASC 310, Allowance for Credit Losses, and 2) estimated credit losses inherent in the remainder of the loan portfolio in accordance with FASB ASC 450, Contingencies. Estimated credit losses is an estimate of the current amount of loans that is probable the Company will be unable to collect according to the original terms.

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

Summary of Asset Quality

The following table presents information on the Company’s provision for loan losses and analysis of the ALLL:

	Third Quarter of		Nine Months Ended
(In thousands)	2020	2019	2020	2019
Allowance at beginning of period	$11,292	$10,506	$10,556	$10,225
Provision	—	—	725	250
Loans charged off	—	—	—	—
Recoveries on loans previously charged off	6	3	17	34
Net recoveries	6	3	17	34
Allowance at end of period	$11,298	$10,509	$11,298	$10,509
Loans outstanding:
Average	$949,836	$774,489	$904,632	$755,331
September 30	944,557	767,384	944,557	767,384
Ratio of ALLL to loans outstanding:
Average	1.19%	1.36%	1.25%	1.39%
September 30	1.20%	1.37%	1.20%	1.37%
Non-performing loans:
Nonaccrual loans	$—	$—	$—	$—
Loans past due 90 days or more	—	—	—	—
Total non-performing loans	$—	$—	$—	$—
Foreclosed assets	$—	—	$—	—
Non-performing loans as percentage of average loans	—	—	—	—

The Bank had no property carried as other real estate owned as of September 30, 2020 or September 30, 2019.

Operating Expenses

Total operating expenses for the Third Quarter of 2020 were down 6.2%, or $1,883,000, compared to the Third Quarter of 2019 as personnel expense decreased due to the decline in transportation and facility-related transaction volumes. Total operating expenses for the Nine Months Ended 2020 were down $4,030,000, or 4.5%, compared to the Nine Months Ended 2019 for the same reason as the Third Quarter.

Financial Condition

Total assets at September 30, 2020 were $2,000,463,000, an increase of $236,220,000, or 13.4%, from December 31, 2019. The most significant changes in asset balances during this period were increases in loans of $171,919,000 due to the PPP loans and cash and cash equivalents of $235,497,000. These increases were partially offset by decreases in other assets of $66,250,000, security investments of $57,500,000, and payments in excess of funding of $44,766,000. Changes in cash and cash equivalents reflect the Company’s daily liquidity position and are affected by the changes in the other asset balances and changes in deposit and accounts and drafts payable balances.

Total liabilities at September 30, 2020 were $1,748,972,000, an increase of $228,919,000, or 15.1%, from December 31, 2019. Total deposits at September 30, 2020 were $911,185,000, an increase of $154,049,000, or 20.3%, from December 31, 2019 as the funds from the PPP loans largely remained in deposit accounts. Accounts and drafts payable at September 30, 2020 were $771,607,000, an increase of $87,312,000, or 12.8%, from December 31, 2019.

Total shareholders’ equity at September 30, 2020 was $251,491,000, a $7,301,000, or 3.0%, increase from December 31, 2019. Total shareholders’ equity increased due to net income of $18,765,000 and a decrease in accumulated other comprehensive loss of $4,613,000. These were offset by dividends paid of $11,704,000 and share repurchases of $5,508,000.

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

Liquidity and Capital Resources

The balance of liquid assets consisting of cash and cash equivalents, which include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and other short-term investments, was $439,451,000 at September 30, 2020, an increase of $235,497,000, or 115.5%, from December 31, 2019. At September 30, 2020, these assets represented 22.0% of total assets. These funds are the Company’s and its subsidiaries’ primary source of liquidity to meet future expected and unexpected loan demand, depositor withdrawals or reductions in accounts and drafts payable.

Secondary sources of liquidity include the investment portfolio and borrowing lines. Total investment in securities was $365,165,000 at September 30, 2020, a decrease of $57,500,000 from December 31, 2019. These assets represented 18.3% of total assets at September 30, 2020. Of this total, 83% were state and political subdivision securities. Of the total portfolio, 13.7% mature in one year or less, 26.9% mature in one to five years, and 59.4% mature in five or more years.

The Bank has unsecured lines of credit at correspondent banks to purchase federal funds up to a maximum of $83,000,000 at the following banks: US Bank, $20,000,000; UMB Bank, $20,000,000; Wells Fargo Bank, $15,000,000; PNC Bank, $12,000,000; Frost National Bank, $10,000,000; and JPM Chase Bank, $6,000,000. The Bank also has secured lines of credit with the Federal Home Loan Bank of $181,948,000 collateralized by mortgage loans. The Company also has secured lines of credit with UMB Bank of $75,000,000 and First Tennessee Bank of $75,000,000 collateralized by state and political subdivision securities. There were no amounts outstanding under any line of credit as of September 30, 2020. There was $18,000,000 outstanding under the lines of credit discussed above at December 31, 2019. The amount outstanding at the end of the 2019 was borrowed on December 31, 2019 and repaid on January 2, 2020.

In addition to the lines of credit discussed above, as of April 21, 2020 the Bank was approved for the Federal Reserve’s Paycheck Protection Program Lending Facility. The Bank can receive non-recourse loans with the previously mentioned PPP loans pledged as collateral. The Bank can borrow an amount up to 100% of the amount of the PPP loans, which was $172,211,000 as of September 30, 2020.

The deposits of the Company’s banking subsidiary have historically been stable, consisting of a sizable volume of core deposits related to customers that utilize other commercial products of the Bank. The accounts and drafts payable generated by the Company has also historically been a stable source of funds. The Company is part of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposit placement programs. Time deposits include $41,015,000 of CDARS deposits and interest-bearing demand deposits include $97,397,000 of ICS deposits. These programs offer the Bank’s customers the ability to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company uses these programs to retain or attract deposits from existing customers.

Net cash flows provided by operating activities were $40,061,000 for the Nine Months Ended 2020 compared with $39,774,000 for the Nine Months ended 2019, an increase of $287,000. Net cash flows from investing and financing activities fluctuate greatly as the Company actively manages its investment and loan portfolios and customer activity influences changes in deposit and accounts and drafts payable balances. Other causes for the changes in these account balances are discussed earlier in this report. Due to the daily fluctuations in these account balances, the analysis of changes in average balances, also discussed earlier in this report, can be more indicative of underlying activity than the period-end balances used in the statements of cash flows. Management anticipates that cash and cash equivalents, maturing investments and cash from operations will continue to be sufficient to fund the Company’s operations and capital expenditures in 2020, which are estimated to range from $4 million to $6 million.

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

The Company and the Bank continue to exceed all regulatory capital requirements, as evidenced by the following capital amounts and ratios:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Cass Information Systems, Inc.	$253,964	22.09%	$249,954	19.70%
Cass Commercial Bank	167,005	21.17%	154,011	19.32%
Common Equity Tier I Capital (to risk-weighted assets):
Cass Information Systems, Inc.	$242,666	21.11%	$239,398	18.86%
Cass Commercial Bank	157,925	20.02%	145,673	18.27%
Tier I capital (to risk-weighted assets):
Cass Information Systems, Inc.	$242,666	21.11%	$239,398	18.86%
Cass Commercial Bank	157,925	20.02%	145,673	18.27%
Tier I capital (to average assets):
Cass Information Systems, Inc.	$242,666	12.17%	$239,398	13.24%
Cass Commercial Bank	157,925	14.51%	145,673	16.64%

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

The Company formed a cross-functional working group under the direction of the Chief Financial Officer comprised of individuals from various functional areas including credit, risk management, finance, and accounting that addressed the adoption and implementation of the ASU. The Company currently expects the adoption of ASU 2016-13 will result in a one-time cumulative effect adjustment to retained earnings and an increase of approximately 10% of the allowance for loan losses and the reserves for unfunded commitments. The expected increase is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio based upon reasonable and supportable forecasts of economic conditions. The ASU also requires an allowance to be established for expected credit losses for certain debt securities and other financial assets, however the Company does not expect these allowances to be significant.

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

There were no changes in the Third Quarter of 2020 in the Company's internal control over financial reporting identified by the Company’s principal executive officer and principal financial officer in connection with their evaluation that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

In March 2020, the World Health Organization declared COVID-19 as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and manufacturing, lowered energy prices, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in major markets in which Cass Commercial Bank, the Company’s St. Louis, Missouri-based bank subsidiary, is located or does business. Although in various locations certain activity restrictions have been relaxed with some success, many states and localities are experiencing significant increases in the number of COVID-19 cases, prompting a reinstatement of prior activity restrictions in some locations and the need for additional aid and other forms of relief for affected individuals, businesses and other entities.

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

Furthermore, the pandemic could influence the recognition of credit losses in the Company’s loan and lease portfolios and increase its allowance for credit losses, as both businesses and consumers are negatively impacted by the economic downturn. Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In response to the pandemic and in coordination with its primary regulators, the Company has deferred borrower principle payments on loans, on an as needed basis, for periods of up to six months. In addition, the Federal Reserve has taken action to lower the Federal Funds rate, which has adversely affected and could continue to adversely affect interest income and therefore, the Company’s results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented in the Third Quarter of 2020.

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

CASS INFORMATION SYSTEMS, INC.

DATE: November 5, 2020	By	/s/ Eric H. Brunngraber
Eric H. Brunngraber
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 5, 2020	By	/s/ P. Stephen Appelbaum
P. Stephen Appelbaum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)